Form 10-Q
period 1997-09-30
STARWOOD LODGING CORP; STARWOOD LODGING TRUST
filed 1997-11-04
CIK 316206, 48595

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1997

                                          OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________


              Commission File Number: 1-6828                                           Commission File Number: 1-7959
                     STARWOOD LODGING TRUST                                                   STARWOOD LODGING
  (Exact name of registrant as specified in its charter)                                        CORPORATION
                         Maryland                                         (Exact name of registrant as specified in its charter)
               (State or other jurisdiction                                                      Maryland
             of incorporation or organization)                                         (State or other jurisdiction
                        52-0901263                                                   of incorporation or organization)
           (I.R.S. employer identification no.)                                                 52-1193298
            2231 East Camelback Road, Suite 410                                    (I.R.S. employer identification no.)
                     Phoenix, AZ 85016                                              2231 East Camelback Road, Suite 400
              (Address of principal executive                                                Phoenix, AZ 85016
               offices, including zip code)                                           (Address of principal executive
                      (602) 852-3900                                                   offices, including zip code)
              (Registrant's telephone number,                                                 (602) 852-3900
                   including area code)                                               (Registrant's telephone number,
                                                                                           including area code)

                  Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No.

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  63,249,247 Shares of Beneficial Interest, par value $0.01 per share, of Starwood Lodging Trust paired with 63,249,247 Shares of Common Stock, par value $0.01 per share, of Starwood Lodging Corporation, outstanding as of October 29, 1997.

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following financial statements of Starwood Lodging Trust and Starwood Lodging Corporation are provided pursuant to the requirements of this item.

                          INDEX TO FINANCIAL STATEMENTS

Starwood Lodging Trust and Starwood Lodging Corporation:

Combined Consolidated Balance Sheets - As of September 30, 1997 and
  December 31, 1996
Combined Consolidated Statements of Operations - For the three and nine months ended September 30, 1997 and 1996
Combined Consolidated Statements of Cash Flows - For the nine months ended
  September 30, 1997 and 1996

Starwood Lodging Trust:

Consolidated Balance Sheets - As of September 30, 1997 and December 31, 1996 Consolidated Statements of Operations - For the three and nine months ended
  September 30, 1997 and 1996
Consolidated Statements of Cash Flows - For the nine months ended
  September 30, 1997 and 1996

Starwood Lodging Corporation:

Consolidated Balance Sheets - As of September 30, 1997 and December 31, 1996 Consolidated Statements of Operations - For the three and nine months ended
  September 30, 1997 and 1996
Consolidated Statements of Cash Flows - For the nine months ended September 30,
  1997 and 1996

Notes to Financial Statements

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
                 UNAUDITED COMBINED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       September 30,        December 31,
                                                                                          1997                1996
                                                                                          ----                ----
                                     ASSETS

Hotel assets held for sale - net ...............................................        $    32,215         $    21,644
Hotel assets - net .............................................................          2,323,657           1,100,030
                                                                                        -----------         -----------
                                                                                          2,355,872           1,121,674
Mortgage notes receivable - net ................................................             79,465              90,741
Investments ....................................................................              1,691                 948
                                                                                        -----------         -----------
   Total real estate investments ...............................................          2,437,028           1,213,363
Cash and cash equivalents ......................................................             28,527              25,426
Accounts, interest and rent receivable .........................................             71,709              43,278
Notes receivable - net .........................................................              2,701               2,930
Inventories, prepaid expenses and other assets .................................             55,633              27,743
                                                                                        -----------         -----------
                                                                                        $ 2,595,598         $ 1,312,740
                                                                                        ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and lines of credit ...............................        $ 1,217,861         $   422,334
Mortgage and other notes payable ...............................................            218,558              57,232
Accounts payable and other liabilities .........................................             79,768              57,296
Distributions payable ..........................................................             28,447              19,258
                                                                                        -----------         -----------
                                                                                          1,544,634             556,120
                                                                                        -----------         -----------

Commitments and contingencies

MINORITY INTEREST ..............................................................            258,926             163,959
                                                                                        -----------         -----------

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at September 30, 1997 and December 31, 1996;
   $.01 par value; authorized 100,000,000 shares; outstanding 45,725,852 and
   40,078,000 at September 30, 1997 and December 31, 1996, respectively ........                457                 401
Corporation common stock at September 30, 1997 and
   December 31, 1996; $.01 par value; authorized 100,000,000
   shares; outstanding 45,725,852 and 40,078,000 at
   September 30, 1997 and December 31, 1996, respectively ......................                457                 401
Additional paid-in capital .....................................................          1,094,849             827,760
Distributions in excess of earnings ............................................           (303,725)           (235,901)
                                                                                        -----------         -----------
                                                                                            792,038             592,661
                                                                                        -----------         -----------
                                                                                        $ 2,595,598         $ 1,312,740
                                                                                        ===========         ===========

                 See accompanying notes to financial statements.

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
            UNAUDITED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   Three months ended September 30,
                                                                         1997              1996
                                                                         ----              ----
REVENUE
Rooms ........................................................        $ 154,004         $  78,962
Food and beverage ............................................           56,366            26,004
Other ........................................................           16,449             9,320
                                                                      ---------         ---------
  Total hotel revenue ........................................          226,819           114,286
Gaming .......................................................            3,665             5,593
Interest from mortgage and other notes .......................            3,363             2,944
Rents from leased hotel properties and income from
  investments ................................................              260               223
Management fees and other income .............................            2,530               129
Gain (loss) on sale of real estate investments ...............              283            (1,037)
                                                                      ---------         ---------
                                                                        236,920           122,138
                                                                      ---------         ---------
EXPENSES
Rooms ........................................................           37,385            19,993
Food and beverage ............................................           42,577            20,844
Other ........................................................           76,482            39,398
                                                                      ---------         ---------
  Total hotel expenses .......................................          156,444            80,235
Gaming .......................................................            4,306             5,624
Interest .....................................................           17,828             6,588
Depreciation and amortization ................................           49,884            16,368
Administrative and general ...................................            5,454             4,644
                                                                      ---------         ---------
                                                                        233,916           113,459
                                                                      ---------         ---------
Income before minority interest ..............................            3,004             8,679
Minority interest ............................................              679             2,580
                                                                      ---------         ---------

Income before extraordinary item .............................            2,325             6,099

Extraordinary item due to early extinguishment of debt (net of
  $971,000 minority interest) ................................           (3,452)               --
                                                                      ---------         ---------

          NET INCOME (LOSS) ..................................        $  (1,127)        $   6,099
                                                                      =========         =========

EARNINGS (LOSS) PER PAIRED SHARE
Income before extraordinary item .............................        $    0.05         $    0.19
Extraordinary item ...........................................            (0.07)               --
                                                                      ---------         ---------

          NET INCOME (LOSS) PER PAIRED SHARE .................        $   (0.02)        $    0.19
                                                                      =========         =========

Weighted Average Number of Paired Shares .....................           48,317            32,900
                                                                      =========         =========

                 See accompanying notes to financial statements.

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
            UNAUDITED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     Nine months ended September 30,
                                                                         1997             1996
                                                                         ----             ----
REVENUE
Rooms ........................................................        $ 403,235         $ 168,090
Food and beverage ............................................          157,260            49,652
Other ........................................................           43,119            19,513
                                                                      ---------         ---------
  Total hotel revenue ........................................          603,614           237,255
Gaming .......................................................           11,392            19,336
Interest from mortgage and other notes .......................           10,576             7,705
Rents from leased hotel properties and income from
  investments ................................................              701               688
Management fees and other income .............................            6,726             1,782
Loss on sale of real estate investments ......................             (221)           (1,384)
                                                                      ---------         ---------
                                                                        632,788           265,382
                                                                      ---------         ---------
EXPENSES
Rooms ........................................................           98,004            42,020
Food and beverage ............................................          118,058            39,356
Other ........................................................          200,856            83,020
                                                                      ---------         ---------
  Total hotel expenses .......................................          416,918           164,396
Gaming .......................................................           12,554            17,816
Interest .....................................................           41,139            15,360
Depreciation and amortization ................................          104,271            30,158
Administrative and general ...................................           19,002            10,009
                                                                      ---------         ---------
                                                                        593,884           237,739
                                                                      ---------         ---------
Income before minority interest ..............................           38,904            27,643
Minority interest ............................................           10,627             8,933
                                                                      ---------         ---------

Income before extraordinary item .............................           28,277            18,710

Extraordinary item due to early extinguishment of debt (net of
 $971,000 and $413,000 minority interest, respectively) ......           (3,452)            1,077
                                                                      ---------         ---------
          NET INCOME .........................................        $  24,825         $  19,787
                                                                      =========         =========

EARNINGS PER PAIRED SHARE
Income before extraordinary item .............................        $    0.60         $    0.72
Extraordinary item ...........................................            (0.07)             0.04
                                                                      ---------         ---------
          NET INCOME PER PAIRED SHARE ........................        $    0.53         $    0.76
                                                                      =========         =========

Weighted Average Number of Paired Shares .....................           46,830            26,000
                                                                      =========         =========

                 See accompanying notes to financial statements.

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
            UNAUDITED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        Nine months ended September 30,
                                                                             1997             1996
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................        $    24,825         $  19,787
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Minority interest .............................................             10,627             8,933
  Extraordinary item due to early extinguishment of debt ........              3,452            (1,077)
  Depreciation and amortization .................................            104,271            30,158
  Accretion of discount .........................................             (4,309)           (2,344)
  Warrants and paired shares issued as compensation .............              2,420                --
  Loss on sale of real estate investments .......................                221             1,384
Changes in operating assets and liabilities:
  Increase in accounts receivable, inventories, prepaid expenses
    and other assets ............................................            (55,555)          (37,964)
  Increase in accounts payable and other liabilities ............             12,709            26,800
                                                                         -----------         ---------
            Net cash provided by operating activities ...........             98,661            45,677
                                                                         -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties .................................           (841,462)         (684,125)
Improvements and additions to hotel assets ......................           (110,912)          (13,888)
Purchase of investments .........................................             (1,443)           (2,380)
Sale of investments .............................................                940             2,547
Net proceeds from sale of real estate investments ...............             18,244            11,284
Purchase of mortgage and other notes receivable .................                 --           (20,259)
Principal received on mortgage and other notes receivable .......             15,924             3,234
                                                                         -----------         ---------
            Net cash used in investing activities ...............           (918,709)         (703,587)
                                                                         -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under collateralized notes payable and lines of credit          1,565,328           327,586
Borrowings under mortgage and other notes payable ...............             87,965             3,439
Payments on collateralized notes payable and lines of credit ....           (769,834)          (44,327)
Principal payments on mortgage and other notes payable ..........            (98,739)           (3,275)
Net proceeds from equity offerings ..............................            129,667           429,485
Contributed capital and adjustments .............................                614               131
Stock repurchase ................................................            (25,724)               --
Distributions paid ..............................................            (66,128)          (30,206)
                                                                         -----------         ---------
            Net cash provided by financing activities ...........            823,149           682,833
                                                                         -----------         ---------


INCREASE IN CASH  AND CASH EQUIVALENTS ..........................              3,101            24,923
CASH AND CASH EQUIVALENTS  AT THE BEGINNING OF
 THE PERIOD .....................................................             25,426             9,332
                                                                         -----------         ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
 PERIOD .........................................................        $    28,527         $  34,255
                                                                         ===========         =========

                 See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      September 30,        December 31,
                                                                                          1997                1996
                                                                                          ----                ----
                                     ASSETS



Hotel assets held for sale - net ...............................................        $     9,925         $    12,615
Hotel assets - net .............................................................          2,091,246             988,309
                                                                                        -----------         -----------
                                                                                          2,101,171           1,000,924
Mortgage notes receivable - net ................................................             79,465              90,741
Mortgage notes receivable - Corporation ........................................            209,642              88,077
Investments ....................................................................              1,451                 948
                                                                                        -----------         -----------
      Total real estate investments ............................................          2,391,729           1,180,690
Cash and cash equivalents ......................................................              3,169               3,810
Rent and interest  receivable ..................................................             13,823              12,617
Notes receivable - net .........................................................              2,080               2,237
Notes receivable - Corporation .................................................             57,712              17,741
Prepaid expenses and other assets ..............................................             22,693              16,271
                                                                                        -----------         -----------
                                                                                        $ 2,491,206         $ 1,233,366
                                                                                        ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and lines of credit ...............................        $ 1,217,861         $   422,334
Mortgage and other notes payable ...............................................            217,606              55,269
Accounts payable and other liabilities .........................................             19,233               9,200
Distributions payable ..........................................................             28,348              19,258
                                                                                        -----------         -----------
                                                                                          1,483,048             506,061
                                                                                        -----------         -----------

Commitments and contingencies

MINORITY INTEREST ..............................................................            247,804             158,005
                                                                                        -----------         -----------

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at September 30, 1997 and December 31, 1996;
   $.01 par value; authorized 100,000,000 shares; outstanding 45,725,852 and
   40,078,000 at
   September 30, 1997 and December 31, 1996, respectively ......................                457                 401
Additional paid-in capital .....................................................            979,885             729,276
Distributions in excess of earnings ............................................           (219,988)           (160,377)
                                                                                        -----------         -----------
                                                                                            760,354             569,300
                                                                                        -----------         -----------
                                                                                        $ 2,491,206         $ 1,233,366
                                                                                        ===========         ===========

                 See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   Three months ended September 30,
                                                                        1997            1996
                                                                        ----            ----
REVENUE
Rents from Corporation .......................................        $ 62,066         $ 26,267
Interest from Corporation ....................................           4,486            1,855
Interest from mortgage and other notes .......................           3,363            2,952
Rents from other leased hotel properties and income from
   joint ventures ............................................             260              223
Other income .................................................             302              305
Gain (loss) on sale of real estate investments ...............             283           (1,037)
                                                                      --------         --------
                                                                        70,760           30,565
                                                                      --------         --------

EXPENSES
Interest .....................................................          17,752            6,547
Depreciation and amortization ................................          45,403           14,191
Administrative and general ...................................           1,914              156
                                                                      --------         --------
                                                                        65,069           20,894
                                                                      --------         --------
Income before minority interest ..............................           5,691            9,671
Minority interest ............................................             147            2,063
                                                                      --------         --------
Income before extraordinary item .............................           5,544            7,608
Extraordinary item due to early extinguishment of debt (net of
  $971,000 minority interest) ................................          (3,452)              --
                                                                      --------         --------
          NET INCOME .........................................        $  2,092         $  7,608
                                                                      ========         ========

EARNINGS PER SHARE
Income before extraordinary item .............................        $   0.11         $   0.23
Extraordinary item ...........................................           (0.07)              --
                                                                      --------         --------

          NET INCOME PER SHARE ...............................        $   0.04         $   0.23
                                                                      ========         ========

Weighted Average Number of Shares ............................          48,317           32,900
                                                                      ========         ========

                 See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    Nine months ended September 30,
                                                                         1997           1996
                                                                         ----           ----
REVENUE
Rents from Corporation .......................................        $ 157,571         $ 54,037
Interest from Corporation ....................................            9,776            5,958
Interest from mortgage and other notes .......................           10,576            7,648
Rents from other leased hotel properties and income from
   joint ventures ............................................              701              688
Other income .................................................            1,853            1,378
Gain (loss) on sales of real estate investments ..............              283           (1,384)
                                                                      ---------         --------
                                                                        180,760           68,325
                                                                      ---------         --------

EXPENSES
Interest .....................................................           41,012           15,132
Depreciation and amortization ................................           88,204           21,407
Administrative and general ...................................            7,031            2,886
                                                                      ---------         --------
                                                                        136,247           39,425
                                                                      ---------         --------
Income before minority interest ..............................           44,513           28,900
Minority interest ............................................            9,957            8,550
                                                                      ---------         --------
Income before extraordinary item .............................           34,556           20,350
Extraordinary item due to early extinguishment of debt (net of
  $971,000 minority interest) ................................           (3,452)              --
                                                                      ---------         --------
          NET INCOME .........................................        $  31,104         $ 20,350
                                                                      =========         ========

EARNINGS PER SHARE
Income before extraordinary item .............................        $    0.73         $   0.78
Extraordinary item ...........................................            (0.07)              --
                                                                      ---------         --------

          NET INCOME PER SHARE ...............................        $    0.66         $   0.78
                                                                      =========         ========

Weighted Average Number of Shares ............................           46,830           26,000
                                                                      =========         ========

                 See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        Nine months ended September 30,
                                                                              1997           1996
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................        $    31,104         $  20,350
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Minority interest .............................................              9,957             8,550
  Extraordinary item due to early extinguishment of debt ........              3,452                --
  Depreciation and amortization .................................             88,204            21,407
  Accretion of discount .........................................             (4,309)           (2,344)
  Deferred interest - Corporation ...............................             (3,076)           (2,076)
  Warrants and paired shares issued as compensation .............              2,155                --
  (Gain) loss on sale of real estate investments ................               (283)            1,384
Changes in operating assets and liabilities:
  Increase in rent and interest receivable, prepaid expenses and
      other assets ..............................................            (15,977)          (12,554)
  Increase in accounts payable and other liabilities ............                270             1,950
                                                                         -----------         ---------
            Net cash provided by operating activities ...........            111,497            36,667
                                                                         -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties .................................           (841,462)         (659,421)
Improvements and additions to hotel assets ......................            (91,386)           (7,831)
Purchase of investments .........................................             (1,443)           (1,871)
Sale of investments .............................................                940             2,547
Net proceeds from sale of real estate investments ...............             10,983            11,284
Purchase of mortgage and other notes receivable .................                 --           (20,113)
Principal received on mortgage and other notes receivable .......             15,591             3,201
Net change in notes receivable - Corporation ....................            (25,610)          (16,031)
                                                                         -----------         ---------
            Net cash used in investing activities ...............           (932,387)         (688,235)
                                                                         -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under collateralized notes payable and lines of credit          1,565,328           327,586
Borrowings under mortgage and other notes payable ...............             87,965             2,829
Payments on collateralized notes payable and lines of credit ....           (769,834)          (44,327)
Principal payments on mortgage and other notes payable ..........            (97,728)              (35)
Net proceeds from equity offerings ..............................            123,215           408,000
Contributed capital and adjustments .............................              1,508               128
Stock repurchase ................................................            (24,438)               --
Distributions paid ..............................................            (65,767)          (30,206)
                                                                         -----------         ---------
            Net cash provided by financing activities ...........            820,249           663,975
                                                                         -----------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................               (641)           12,407
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD .................................................              3,810               710
                                                                         -----------         ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
 PERIOD .........................................................        $     3,169         $  13,117
                                                                         ===========         =========

                 See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   September 30,       December 31,
                                                                                      1997                1996
                                                                                      ----                ----
                                     ASSETS

Hotel assets held for sale - net .............................................        $  22,290         $   9,029
Hotel assets - net ...........................................................          232,411           111,721
                                                                                      ---------         ---------
                                                                                        254,701           120,750
Investments ..................................................................              240                --
                                                                                      ---------         ---------
      Total real estate investments ..........................................          254,941           120,750
Cash and cash equivalents ....................................................           25,358            21,616
Accounts receivable ..........................................................           57,886            30,661
Notes receivable .............................................................              621               693
Inventories, prepaid expenses and other assets ...............................           32,940            11,472
                                                                                      ---------         ---------
                                                                                      $ 371,746         $ 185,192
                                                                                      =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage and other notes payable .............................................        $     952         $   1,963
Mortgage notes payable - Trust ...............................................          209,642            88,077
Notes payable - Trust ........................................................           57,712            17,741
Accounts payable and other liabilities .......................................           60,535            48,096
Distributions payable ........................................................               99                --
                                                                                      ---------         ---------
                                                                                        328,940           155,877
                                                                                      ---------         ---------

Commitments and contingencies

MINORITY INTEREST ............................................................           11,122             5,954
                                                                                      ---------         ---------

SHAREHOLDERS' EQUITY
Corporation common stock at September 30, 1997 and December 31, 1996; $.01 par value; authorized 100,000,000 shares; outstanding 45,725,852 and 40,078,000
   at September 30, 1997 and December 31, 1996, respectively .................              457               401
Additional paid-in capital ...................................................          114,964            98,484
Accumulated deficit ..........................................................          (83,737)          (75,524)
                                                                                      ---------         ---------
                                                                                         31,684            23,361
                                                                                      ---------         ---------
                                                                                      $ 371,746         $ 185,192
                                                                                      =========         =========

                 See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       Three months ended September 30,
                                           1997              1996
                                           ----              ----
REVENUE
Rooms ...........................        $ 154,004         $  78,962
Food and beverage ...............           56,366            26,004
Other ...........................           16,449             9,320
                                         ---------         ---------
  Total hotel revenue ...........          226,819           114,286
Gaming ..........................            3,665             5,593
Interest from notes receivable ..               --                (8)
Management fees and other income             2,228              (176)
                                         ---------         ---------
                                           232,712           119,695
                                         ---------         ---------

EXPENSES
Rooms ...........................           37,385            19,993
Food and beverage ...............           42,577            20,844
Other ...........................           76,482            39,398
                                         ---------         ---------
  Total hotel expenses ..........          156,444            80,235
Gaming ..........................            4,306             5,624
Rent - Trust ....................           62,066            26,267
Interest - Trust ................            4,486             1,855
Interest - other ................               76                41
Depreciation and amortization ...            4,481             2,177
Administrative and general ......            3,540             4,488
                                         ---------         ---------
                                           235,399           120,687
                                         ---------         ---------
Loss before minority interest ...           (2,687)             (992)
Minority interest ...............              532               517
                                         ---------         ---------

          NET LOSS ..............        $  (3,219)        $  (1,509)
                                         =========         =========


          NET LOSS PER SHARE ....        $   (0.06)        $   (0.04)
                                         =========         =========

Weighted Average Number of Shares           48,317            32,900
                                         =========         =========

                 See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   Nine months ended September 30,
                                                                                       1997              1996
                                                                                       ----              ----
REVENUE
Rooms .......................................................................        $ 403,235         $ 168,090
Food and beverage ...........................................................          157,260            49,652
Other .......................................................................           43,119            19,513
                                                                                     ---------         ---------
  Total hotel revenue .......................................................          603,614           237,255
Gaming ......................................................................           11,392            19,336
Interest from notes receivable ..............................................               --                57
Management fees and other income ............................................            4,873               404
Loss on sale of real estate investments .....................................             (504)               --
                                                                                     ---------         ---------
                                                                                       619,375           257,052
                                                                                     ---------         ---------

EXPENSES
Rooms .......................................................................           98,004            42,020
Food and beverage ...........................................................          118,058            39,356
Other .......................................................................          200,856            83,020
                                                                                     ---------         ---------
  Total hotel expenses ......................................................          416,918           164,396
Gaming ......................................................................           12,554            17,816
Rent - Trust ................................................................          157,571            54,037
Interest - Trust ............................................................            9,776             5,958
Interest - other ............................................................              127               228
Depreciation and amortization ...............................................           16,067             8,751
Administrative and general ..................................................           11,971             7,123
                                                                                     ---------         ---------
                                                                                       624,984           258,309
                                                                                     ---------         ---------

Loss before minority interest ...............................................           (5,609)           (1,257)
Minority interest ...........................................................              670               383
                                                                                     ---------         ---------

Loss before extraordinary item ..............................................           (6,279)           (1,640)
Extraordinary item due to early extinguishment of debt (net of
  $413,000 minority interest) ...............................................               --             1,077
                                                                                     ---------         ---------

          NET LOSS ..........................................................        $  (6,279)        $    (563)
                                                                                     =========         =========


LOSS PER SHARE
Loss before extraordinary item ..............................................        $   (0.13)        $   (0.06)
Extraordinary item ..........................................................               --              0.04
                                                                                     ---------         ---------

          NET LOSS PER SHARE ................................................        $   (0.13)        $   (0.02)
                                                                                     =========         =========

Weighted Average Number of Shares ...........................................           46,830            26,000
                                                                                     =========         =========

                 See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      Nine months ended September 30,
                                                                          1997              1996
                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................        $ (6,279)        $   (563)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Minority interest ............................................             670              383
  Extraordinary item due to early extinguishment of debt .......              --           (1,077)
  Depreciation and amortization ................................          16,067            8,751
  Deferred interest - Trust ....................................           3,076            2,076
  Paired shares issued as compensation .........................             265               --
  Loss on sale .................................................             504               --
Changes in operating assets and liabilities:
  Increase in accounts receivable, inventories, prepaid expenses
    and other assets ...........................................         (39,578)         (25,410)
  Increase in accounts payable and other liabilities ...........          12,439           24,850
                                                                        --------         --------
            Net cash provided by (used in) operating activities          (12,836)           9,010
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties ................................              --          (24,704)
Improvements and additions to hotel assets .....................         (19,526)          (6,057)
Purchase of investments ........................................              --             (509)
Net proceeds from sale of real estate investments ..............           7,261               --
Purchase of notes receivable ...................................              --             (146)
Principal received on notes receivable .........................             333               33
                                                                        --------         --------
            Net cash used in investing activities ..............         (11,932)         (31,383)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage and other notes payable ..............              --              610
Principal payments on mortgage and other notes payable .........          (1,011)          (3,240)
Net proceeds from equity offerings .............................           6,452           21,485
Contributed capital and adjustments ............................            (894)               3
Stock repurchase ...............................................          (1,286)              --
Distributions paid .............................................            (361)              --
Net change in notes payable - Trust ............................          25,610           16,031
                                                                        --------         --------
      Net cash provided by financing activities ................          28,510           34,889
                                                                        --------         --------


INCREASE IN CASH AND CASH EQUIVALENTS ..........................           3,742           12,516
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD ................................................          21,616            8,622
                                                                        --------         --------
CASH AND CASH EQUIVALENTS AT THE END OF THE
  PERIOD .......................................................        $ 25,358         $ 21,138
                                                                        ========         ========

                 See accompanying notes to financial statements.

                           STARWOOD LODGING TRUST AND
                          STARWOOD LODGING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Starwood Lodging Trust (the "Trust") and Starwood Lodging Corporation (the "Corporation"), all adjustments necessary for a fair presentation, consisting only of normal recurring accruals, have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's Joint Annual Report on Form 10-K for the year ended December 31, 1996 and should be read in conjunction therewith.

NOTE 2.  BASIS OF PRESENTATION

         The Trust and the Corporation (together, "Starwood Lodging" or the "Company") have unilateral control of SLT Realty Limited Partnership ("Realty") and SLC Operating Limited Partnership ("Operating"), respectively, and therefore, the historical financial statements of Realty and Operating are consolidated with those of the Trust and the Corporation, respectively. Unless the context otherwise requires, all references herein to the "Company" refer to the Trust and the Corporation, and all references to the "Trust" and to the "Corporation" include the Trust and the Corporation and those entities respectively owned or controlled by the Trust or the Corporation, including Realty and Operating. Information with respect to the shares of beneficial interest of the Trust which are paired with shares of common stock of the Corporation (the "Paired Shares"), has been adjusted to reflect a three-for-two stock split effective January 27, 1997. The total number of units outstanding in each of Realty and Operating was 58,565,022 at September 30, 1997.

         For the three and nine months ended September 30, 1996, the Company accounted for its 58.2% investment in the joint venture that owns the Boston Park Plaza under the equity method of accounting. Beginning with the Company's Joint Annual Report on Form 10-K for the year ended December 31, 1996, the Company has consolidated the results from the Boston Park Plaza and, accordingly, has recorded a minority interest relating to the 41.8% third party minority interest in such joint venture. In addition, the Company has restated its results for the three and nine months ended September 30, 1996 to reflect the consolidation of this investment.

NOTE 3.  1997 ACQUISITIONS

         On January 8, 1997, the Company completed the purchase of the 220-room Deerfield Beach Hilton Hotel, located in Deerfield Beach, Florida, for approximately $11.5 million in cash.

         On January 17, 1997, the Company completed the purchase of the 263-room Radisson Hotel Denver South, located in Denver, Colorado, for approximately $21.75 million in cash.

         On February 14, 1997, the Company acquired HEI Hotels, LLC ("HEI"), a hotel operating company which managed 19 hotels, and the Company acquired ten hotels (the "HEI Owned Hotels") that HEI owned in a joint venture with PRISA II, an institutional real estate investment fund managed by Prudential Real Estate Investors. Realty and Operating issued to PRISA II and the owners of HEI limited partnership interests in Realty and Operating which are exchangeable for approximately 6.548 million Paired Shares (valued for purposes of the transaction at approximately $215 million), and paid $112 million in cash and notes in connection with the transaction.

         The HEI Owned Hotels consist of ten hotel assets (all of which are managed by the Corporation) with 3,040 hotel rooms, located in Long Beach, California; Norfolk, Virginia; Baltimore, Maryland; Edison, New Jersey; Arlington, Virginia; Charleston, South Carolina; King of Prussia, Pennsylvania; Santa Rosa, California; Novi, Michigan; and Atlanta, Georgia. The nine additional hotels managed by HEI (the "HEI Managed Hotels"), which contain a total of 2,297 rooms, are located in Houston, Texas; Ontario, California; Grand Junction, Colorado; Danbury, Connecticut; Princeton, New Jersey; Smithtown, New York; Wilmington, Delaware; Bethesda, Maryland and Virginia Beach, Virginia.

         On February 21, 1997, the Company completed the purchase of the 578-room Days Inn in Chicago, Illinois for approximately $48.0 million in cash.

         On March 11, 1997, the Company completed the purchase of the 120-suite Hermitage Suites Hotel in Nashville, Tennessee for approximately $15.8 million, comprised of limited partnership interests in Realty and Operating exchangeable for 233,106 Paired Shares (valued for the purposes of this transaction at $9.4 million) and $6.4 million in cash.

         On March 12, 1997, the Company completed the purchase of the 100-room Hotel De La Poste in New Orleans, Louisiana for approximately $16.0 million in cash.

         On April 3, 1997, the Company completed the purchase of the 264-suite Marriott Suites hotel in San Diego, California for approximately $32.5 million in cash.

         On April 4, 1997, the Company completed the purchase of the 129-room Tremont Hotel in Chicago, Illinois for approximately $14.4 million cash.

         On May 7, 1997, the Company completed the purchase of the 172-room Raphael Hotel in Chicago, Illinois for approximately $17.8 million in cash.

         On June 12, 1997, the Company completed a transaction resulting in operating and ownership control of the 480-room Stamford Sheraton Hotel in Stamford, Connecticut. The Company had acquired, in October 1996, first mortgage and other notes secured by the hotel for $10.3 million. The total cost of the acquisition, including the purchase of the mortgage notes, was approximately $14.6 million.

         On July 10, 1997, the Company completed the purchase of the 385-room Radisson Plaza Hotel at Town Center in Southfield, Michigan for approximately $40.0 million in cash.

         On August 21, 1997, the Company completed the purchase of a portfolio of three full-service, luxury properties (the "Mexico Portfolio") located in Mexico for approximately $133.0 million. The portfolio consists of the 229-room Westin Regina Resort in Los Cabos, Mexico, the 385-room Westin Regina Resort in Cancun, Mexico and the 280-room Westin Regina Resort in Puerto Vallarta, Mexico.

         On September 11, 1997, the Company completed the purchase of 15 full-service hotels with 4,252 rooms (the "Flatley Portfolio"), predominantly located in the northeastern United States with a large concentration in suburban Boston, for approximately $470 million in cash. The portfolio consists of the 376-room Sheraton Tara Hotel, Braintree, Massachusetts, the 370-room Sheraton Tara Hotel, Framingham, Massachusetts, the 337-room Sheraton Tara Hotel,
Nashua, New Hampshire, the 383-room Sheraton Tara Hotel, Parsippany, New Jersey, the 367-room Tara's Ferncroft Conference Resort, Danvers, Massachusetts, the 261-room Cape Codder Hotel, Hyannis, Massachusetts, the 224-room Tara Hyannis Hotel & Resort, Hyannis, Massachusetts, the 280-room Colonial Hilton Hotel, Lynnfield, Massachusetts, the 200-room Merrimack Hotel & Conference Center, Merrimack, New Hampshire, the 272-room Sheraton Tara Hotel, Newton, Massachusetts, the 220-room Sheraton Tara Hotel, South Portland, Maine, the 442-room Tara Hotel, Stamford, Connecticut, the 207-room Sheraton Tara Hotel, Warwick, Rhode Island, the 194-room Wayfarer Inn, Bedford, New Hampshire and the 119-room Sheraton Tara Lexington Inn, Lexington, Massachusetts.

         On September 24, 1997, the Company completed the purchase of the 439-room Crowne Plaza Hotel in New Orleans, Louisiana for approximately $58.8 million.

         On September 30, 1997, the Company completed the purchase of the 151-room One Washington Circle Hotel in Washington, D.C. for approximately $19.0 million in cash.

NOTE 4. FINANCING

         On February 20, 1997, the Company guaranteed bonds issued by The Philadelphia Authority for Industrial Development in the principal amount of $39.5 million due October, 2013 (the "Tax Exempt Bonds"). The Tax Exempt Bonds bear interest at a rate of 6.5% with no principal amortization, were issued at a discount to yield 6.7% and are secured by two hotels of the Company located at the Philadelphia International Airport. Net proceeds from the Tax Exempt Bonds of approximately $37.6 million were used to partially fund the acquisition of the 578-room Days Inn in Chicago, Illinois.

         On August 5, 1997, in connection with the acquisition of the Mexico Portfolio, the Company entered into a $118.75 million loan agreement with Bancomer, SA (the "Bancomer Note"). The Bancomer Note is secured by mortgages on the Mexico Portfolio, bears interest at the London InterBank Offered Rate ("LIBOR") plus 169 basis points and matures on May 14, 1998.

         On September 10, 1997, the Company completed a $1.2 billion, three-year unsecured revolving credit and term loan facility (the "New Credit Facility"). The New Credit Facility was arranged and structured by Bankers Trust Company and co-arranged by affiliates of Lehman Brothers with BankBoston and Bank of Montreal. The New Credit Facility is structured as a $600 million unsecured revolving credit facility and a $600 million term loan. At closing, the Company used proceeds from the New Credit Facility to retire approximately $650 million of its existing indebtedness and to fund the acquisition of the Flatley Portfolio for approximately $470 million.

         The New Credit Facility bears interest based upon a spread above LIBOR. This spread varies based on the Company's leverage starting at LIBOR plus 100 basis points and once rated, based upon that rating. The initial spread is set at LIBOR plus 175 basis points.

         On September 24, 1997, in connection with the acquisition of the 439-room Crowne Plaza Hotel in New Orleans, Louisiana, the Company entered into a $29.0 million mortgage loan agreement with Hibernia National Bank (the "Crowne Plaza Note"). The Crowne Plaza Note is secured by the Crowne Plaza Hotel in New Orleans, bears interest at LIBOR plus 200 basis points and matures on September 1, 2002.

NOTE 5. EQUITY

         On March 26, 1997, the Company completed a public offering of 3,000,000 Paired Shares (the "March 1997 Offering"). Net proceeds from the March 1997 Offering of approximately $130.0 million were used, in part, to fund the acquisition of the 264-suite Marriott Suites hotel in San Diego, California and the 129- room Tremont Hotel and the 172-room Raphael Hotel, both located in Chicago, Illinois.

         In April 1997, the Company repurchased 703,500 Paired Shares for an aggregate cost of approximately $25.7 million.

NOTE 6.  HOTEL ASSETS SOLD OR HELD FOR SALE

         At September 30, 1997, the Company's hotel portfolio included the following three properties which were held for sale: the 151-room Bay Valley Resort in Bay City, Michigan, the 155-room Tyee Hotel in Olympia, Washington, and the 393-room Marriott Hotel in Milwaukee, Wisconsin.

         On April 15, 1997, the Company sold the Radisson Marque Hotel in Winston-Salem, North Carolina for approximately $7.6 million in cash.

         On September 24, 1997, concurrent with its acquisition of the Crowne Plaza Hotel in New Orleans, Louisiana, the Company sold the 166-room Best Western in Las Cruces, New Mexico, the 175-room Best Western Airport in El Paso, Texas and the 142-room Best Western in Savannah, Georgia for approximately $12.0 million in cash.

NOTE 7.  INTEREST RATE HEDGING AGREEMENTS

         The Company enters into interest rate protection agreements as a means of managing interest rate exposure on anticipated transactions. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The differential to be paid or received under these agreements will be accrued consistent with the terms of the agreements and market interest rates and will be recognized, using the effective interest method, in interest expense over the term of the related debt.

         In order for the amount paid or received to be deferred under such agreements, and therefore treated as a hedge, the Company must determine that it is probable that the future issuance of debt anticipated by the contract will occur. In order to assess whether this criteria has been met, the Company reviews current projections to determine if the issuance of such debt is still in line with the Company's plans and whether the Company has the ability to issue such debt.

         If the Company were not to issue the anticipated debt, the Company would still pay or receive the amount determined at settlement and would treat such amount as a loss or gain, accordingly, and include it in continuing operations. Further, if prior to settlement, the Company were to determine that an interest rate protection agreement no longer qualified to be treated as a hedge, the Company would record a gain or loss at each reporting date based upon a calculation of what the settlement would have been had it been settled at such reporting date.

         On May 27, 1997, the Company entered into an interest rate protection agreement which had the effect of fixing the base rate of interest at 6.773% for debt with an aggregate notional principal amount of $100 million and a term to maturity of five years. On October 10, 1997, the Company rolled this position to January 30, 1998, which had the effect of fixing the base rate of interest at 6.9105%. The actual interest rate will be determined by reference to this base rate.The Company intends to issue this debt in the first quarter of 1998.

         On July 29, 1997, the Company rolled a previously transacted interest rate protection agreement to January 30, 1998, which had the effect of fixing the base rate of interest at 6.09725% for debt that the Company intends to issue in the first quarter of 1998 with an aggregate notional principal amount of $100 million and a term to maturity of seven years. The actual interest rate will be determined by reference to this base rate.

         On July 29, 1997, the Company rolled a previously transacted interest rate protection agreement to January 30, 1998, which had the effect of fixing the base rate of interest at 6.95% for debt that the Company intends to issue in the first quarter of 1998 with an aggregate notional principal amount of $150 million and a term to maturity of ten years. The actual interest rate will be determined by reference to this base rate.

NOTE 8.  COMBINED CONSOLIDATED PRO FORMA FINANCIAL INFORMATION

         Due to the impact of the 40 hotels acquired by the Company in the nine months ending September 30, 1997, the following combined consolidated pro forma statements of operations are presented to supplement the historical statements of operations. These combined consolidated pro forma statements reflect the acquisition of the HEI Owned Hotels and the Flatley Portfolio as if they occurred on January 1, 1996:

                                            Three months ended        Nine months ended
                                               September 30              September 30
                                         ---------------------     -----------------------
                                           1997         1996          1997         1996
                                         ---------------------     -----------------------
                                    Combined consolidated (in thousands, except per share amounts)
Revenues .........................      $269,443      $187,856      $753,383      $458,447
Net income .......................      $ (3,434)     $ 12,681      $ 15,789      $ 28,194
Net income per share..............      $  (0.07)     $    .39      $    .34      $   1.08


NOTE 9.  SUBSEQUENT EVENTS

         On October 2, 1997, the Company completed the sale of 2.5 million Paired Shares at a net price of $53 per Paired Share to a group of institutional buyers in a direct placement. Proceeds from this sale of approximately $131.6 million were used to pay down existing indebtedness.

         On October 15, 1997, the Company completed a private placement of 2.185 million Paired Shares, at a net price of $57.25 per Paired Share (the closing price on October 13, 1997), to an affiliate of the Union Bank of Switzerland ("UBS"). Proceeds from this offering of approximately $125.0 million were used to pay down existing indebtedness. Separately, the Company entered into a hedging agreement with UBS which provides that during a preliminary term of one year, Starwood Lodging will have the right at any time to deliver or receive Paired Shares in settlement of the agreement, based on the market price of the Company's Paired Shares at the time of election.

         On October 20, 1997, Starwood Lodging and ITT Corporation ("ITT") announced the signing of a definitive merger agreement for Starwood Lodging to acquire each share of ITT for $15.00 in cash and $67.00 in newly issued Paired Shares of Starwood Lodging, for a total value of $82.00 per ITT share. ITT's assets include interests in more than 420 hotels in 63 countries as well as interests in gaming, telephone directories and educational services. As part of the acquisition, the Company will assume $3.5 billion in outstanding ITT debt, for a total transaction value of approximately $13.3 billion. The transaction is expected to close in the first quarter of fiscal 1998, subject to shareholder, gaming and antitrust approvals.

         On October 31, 1997, the Company completed the purchase of the 552-room Radisson Plaza and Suite Hotel in Indianapolis, Indiana, for approximately $54 million in cash.

NOTE 10.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.128, Earnings Per Share (SFAS 128) which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 Earnings Per Share (APB 15) with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior period EPS information. The Company will continue to account for EPS under APB 15 until that time. A summary of the Company's basic EPS and diluted EPS for the three and nine months ended September 30, 1997 and 1996 follows:

                                                     Three months ended September 30, 1997     Three months ended September 30, 1996
                                                     -------------------------------------------------------------------------------
                                                     Trust         Corporation     Combined       Trust       Corporation   Combined
                                                     -------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income  (loss)  before   extraordinary item....    $0.12          $(0.07)         $0.05         $0.23         $(0.05)        $0.18
  Extraordinary item.............................    (0.08)           --            (0.08)         --             --            --
                                                     -------------------------------------------------------------------------------
  Net income (loss) per share....................    $0.04          $(0.07)        $(0.03)        $0.23         $(0.05)        $0.18
                                                     ===============================================================================
DILUTED EARNINGS PER SHARE
  Income  (loss)  before   extraordinary item....    $0.11          $(0.07)         $0.04         $0.23         $(0.04)        $0.19
  Extraordinary item.............................    (0.07)           --            (0.07)         --             --            --
                                                     -------------------------------------------------------------------------------
  Net income (loss) per share....................    $0.04          $(0.07)        ($0.03)        $0.23         $(0.04)        $0.19
                                                     ===============================================================================



                                               Nine months ended September 30, 1997  Nine months ended September 30, 1996
                                               -------------------------------------------------------------------------
                                               Trust      Corporation    Combined      Trust     Corporation    Combined
                                               -------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income (loss) before extraordinary item..    $0.78        $(0.14)       $0.64         $0.78        $(0.06)       $0.72
  Extraordinary item.......................    (0.08)         --          (0.08)         --            0.04         0.04
                                               -------------------------------------------------------------------------
  Net income (loss) per share..............    $0.70        $(0.14)       $0.56         $0.78        $(0.02)       $0.76
                                               =========================================================================

DILUTED EARNINGS PER SHARE
  Income (loss) before extraordinary item..    $0.73        $(0.14)       $0.59         $0.78        $(0.06)       $0.72
  Extraordinary item.......................    (0.07)         --          (0.07)         --            0.04         0.04
                                               -------------------------------------------------------------------------
  Net income (loss) per share..............    $0.66        $(0.14)       $0.52         $0.78        $(0.02)       $0.76
                                               =========================================================================

         In February 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments, (FRR 48). FRR 48 requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the footnotes to the financial statements. These disclosures are required in filings that include financial statements for periods ending after June 15, 1997, and accordingly have been included herein in the footnotes to the Company's financial statements for the quarter ended September 30, 1997.

         Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including the Company. These disclosures, subject to certain market capitalization requirements, as defined, are effective for filings that include annual financial statements for years ending after September 15, 1998.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that they currently do not have items that would require presentation in a separate statement of comprehensive income.

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes this statement may require expanded disclosure in the Company's financial statements.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Joint Annual Report on Form 10-K for the year ended December 31, 1996.

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 1997 AND 1996

THE TRUST

         Rents from the Corporation, which are based largely on hotel revenues, increased $35.8 million and $103.5 million for the three and nine months ended September 30, 1997, respectively as compared to the corresponding periods of 1996. The increase was primarily the result of rents earned by the Trust on 41 hotels containing approximately 10,850 rooms acquired by the Trust since September 30, 1996 and consisting of the 257-room Westwood Marquis in Los Angeles, California acquired in December 1996; the 220-room Deerfield Beach Hilton in Deerfield Beach, Florida and 263-room Radisson Denver South in Denver, Colorado acquired in January 1997; the HEI Owned Hotels and the 578-room Days Inn Chicago acquired in February 1997; the 120-suite Hermitage Suites in Nashville, Tennessee and the 100-room Hotel De La Poste in New Orleans, Louisiana acquired in March 1997; the 264-suite Marriott Suites hotel in San Diego, California and the 129-room Tremont Hotel in Chicago, Illinois acquired in April 1997; the 172-room Raphael Hotel in Chicago, Illinois acquired in May 1997; the 480-room Stamford Sheraton Hotel in Stamford, Connecticut acquired in June 1997, the 385-room Radisson Plaza Hotel at Town Center in Southfield, Michigan acquired in July, 1997; the Flatley Portfolio, the 439-room Crowne Plaza in New Orleans, Louisiana and the 151-room One Washington Circle Hotel in Washington, D.C. acquired in September, 1997, (the "Recent Acquired Hotels"). The investment in the Acquired Hotels accounted for increased rents of $26.3 million and $53.9 million for the three and nine months ended September 30, 1997, respectively as compared to the corresponding periods in 1996. The increase in rents from the Corporation was also due to rents earned on 24 hotels acquired by the Trust during the nine months ended September 30, 1996, and thereby owned for a partial period in 1996 and a full period in 1997 consisting of the 442-room Clarion Hotel located at the San Francisco Airport, the 308-suite Doubletree Guest Suites in Irving, Texas, the 254-suite Doubletree Guest Suites in Ft. Lauderdale, Florida, and the 260-room Westin in Tampa, Florida acquired in April 1996; the 177-room Days Inn in Philadelphia, Pennsylvania acquired in June 1996; the 251-suite Westin at the Philadelphia Airport in Philadelphia, Pennsylvania acquired in July 1996; a portfolio of 8 hotels owned by an institution

(the "Institutional Portfolio") and a portfolio of 9 hotels owned by Hotels of Distinction Ventures, Inc. (the "HOD Portfolio") (excluding the 293-room Radisson Marque in Winston-Salem, North Carolina which was purchased by the Corporation) acquired in August 1996; the 121-room Doral Tuscany and the 199-room Doral Court in New York, New York in September 1996 (together, the "Earlier Acquired Hotels"). The investment in the Earlier Acquired Hotels accounted for increased rents of $9.2 million and $48.8 million for the three and nine months ended September 30, 1997, respectively as compared to the same periods in 1996. In addition, rents earned by the Trust from continuously owned properties leased to the Corporation increased by approximately $300,000 and $800,000 for the three and nine months ended September 30, 1997, as compared to the corresponding period in 1996.

         Interest from the Corporation increased by approximately $2.6 million and $3.8 million for the three and nine months ended September 30, 1997, respectively as compared to the corresponding periods of 1996. The increase in interest income was primarily a result of interest paid on the first mortgage of the Midland Hotel in Chicago, Illinois which was acquired by the Corporation in March 1996.

         Interest from mortgage and other notes amounted to $3.4 million and $10.6 million for the three and nine months ended September 30, 1997, respectively as compared to $3.0 million and $7.6 million for the corresponding periods in 1996. The increase resulted from the purchase during the third quarter of 1996 of debt obligations in part secured by the 305-room Holiday Inn in Milpitas, California and a first mortgage note secured by the King 8 Hotel, Gambling Hall and Truck Plaza (the "King 8") located in Las Vegas, Nevada which was sold in the fourth quarter of 1996. The increase was offset in part by principal amortization.

         Other income for the nine months ended September 30, 1997 includes a $1.2 million gain (net of related expenses) realized in connection with the sale of securities.

         Interest expense increased by approximately $11.2 million and $25.9 million for the three and nine months ended September 30, 1997, respectively as compared to the corresponding periods of 1996. The increase was due to borrowings, used to acquire the Recent Acquired Hotels and the Earlier Acquired Hotels offset by the net proceeds from two public offerings in 1996 and the March 1997 offering. These borrowings were made under two loan facilities and a term loan (the "Lehman Facilities") with Lehman Brothers, Inc. and certain of its affiliates ("Lehman Brothers"), and a loan facility with Goldman Sachs (the "Goldman Facility" and together with the Lehman Facilities, the "Old Credit Facilities"); a mortgage secured by the Doral Court and Doral Tuscany in New York, with the Sumitomo Trust and Banking Co., Ltd. ("Sumitomo") (the "Doral Mortgage"); a mortgage secured by the Boston Park Plaza with the Life Insurance Company of Georgia ("Georgia Life") (the "BPP Mortgage"); a short term loan with The Prudential Insurance Company of America on behalf of Prudential Property Investment Separate Account II ("Prudential") (the "Prudential Loan"); the Tax Exempt Bonds; a $200 million three-year, unsecured term loan facility arranged by Bankers Trust Company (the "Term Facility") and the New Credit Facilities.

         Depreciation and amortization expense increased by approximately $31.2 million and $66.8 million during the three and nine months ended September 30, 1997, respectively as compared to the corresponding periods of 1996, principally due to the acquisition of the Recent

Acquired Hotels and the Earlier Acquired Hotels.

         Administrative and general expenses for the three months ended September 30, 1997 increased by approximately $1.8 million to $1.9 million, as compared to $156,000 for the corresponding period of 1996. Administrative and general expenses for the nine months ended September 30, 1997 increased by approximately $4.1 million to $7.0 million as compared to $2.9 million for the corresponding period in 1996. The increases resulted predominantly from expenses incurred as a result of the awards granted under the Trust's Long-Term Incentive Plan and the increase in payroll costs commensurate with the Company's growth.

         Minority interest represents primarily the interest of the limited partners in Realty for the three and nine months ended September 30, 1997. Minority interest also represents the interests of third parties in consolidated joint ventures, including losses after depreciation expense of approximately $1.5 million and $552,000 for the three and nine months ending September 30, 1997, respectively relating to the 41.8% minority interest of a third-party in the joint venture that owns the Boston Park Plaza hotel and income after depreciation expense of approximately $73,000 and $223,000 for the three and nine months ending September 30, 1997, respectively relating to the 6.5% minority interest of a third-party in the joint venture that owns the Westwood Marquis.

THE CORPORATION

         Hotel revenues increased by approximately $112.5 million and $366.4 million for the three and nine months ended September 30, 1997, respectively as compared to the corresponding periods of 1996. The leasing and assumption of management of the Recent Acquired Hotels and the acquisition of the 293-room Radisson Marque hotel in Winston-Salem, North Carolina (acquired in August 1996 and sold in April 1997), and the Mexico Portfolio (acquired in August 1997) resulted in increases in hotel revenues of approximately $82.3 million and $169.7 million for the three and nine months ended September 30, 1997, respectively. Furthermore, the leasing, assumption of management, and addition of the Earlier Acquired Hotels and the 257-room Midland Hotel in Chicago, Illinois during the nine months ended September 30, 1996 resulted in increases in hotel revenues of approximately $31.0 million and $188.3 million for the three and nine months ended September 30, 1997, respectively as compared to the same periods in 1996. The remaining increase of $800,000 and $8.4 million for the three and nine months ended September 30, 1997, respectively is attributable to other continuously owned properties.

         Hotel gross margin for the three months ended September 30, 1997 was $70.4 million, or 31.0% of hotel revenues, as compared to $34.0 million, or 29.8% of hotel revenues, for the same period of 1996. Hotel gross margin for the nine months ended September 30, 1997 was $186.7 million, or 30.9% of hotel revenues, as compared to $72.9 million, or 30.7% of hotel revenues, for the same period of 1996.

         Gaming revenues for the three months ended September 30, 1997, as compared to the corresponding period in 1996, decreased by approximately $1.9 million to $3.7 million. Gaming revenues for the nine months ended September 30, 1997, as compared to the corresponding period in 1996, decreased by approximately $7.9 million to $11.4 million. Gaming gross margin for the three months ended September 30, 1997 was a loss of $641,000, as compared to a loss of

$31,000 for the corresponding period in 1996. Gaming gross margin for the nine months ended September 30, 1997 was a loss of $1.2 million, as compared to a profit of $1.5 million for the corresponding period in 1996.

         The decrease in gaming revenues and the decline in gaming gross margin predominately resulted from the sale by the Company of the Bourbon Street Hotel and Casino in September 1996. The real property of the King 8 was sold by the Trust in 1996 for approximately $18.8 million. The sale by the Corporation of the personal property of the King 8 for $3 million is scheduled to close following the receipt by the purchaser or his designee of required gaming licenses and approvals. A subsidiary of the Corporation leases the real property from the purchaser and has agreed to continue to operate the hotel and casino while the purchaser obtains required gaming licenses and approvals.

         Management fees and other income for the three months ended September 30, 1997 includes approximately $307,000 of management fee income from the joint venture that owns the Boston Park Plaza hotel and approximately $700,000 of management fee income from the HEI Managed Hotels. Management fees and other income for the nine months ended September 30, 1997 includes approximately $778,000 of management fee income from the joint venture that owns the Boston Park Plaza hotel and approximately $1.9 million of management fee income from the HEI Managed Hotels.

         Administrative and general expenses for the three months ended September 30, 1997 decreased to $3.5 million or 1.5% of revenues, as compared to $4.5 million or 3.7% of revenues for the corresponding period of 1996. Administrative and general expenses for the three months ended September 30, 1996 included a $1.5 million charge relating to the relocation of the Company's corporate offices from Los Angeles to Phoenix. Administrative and general expenses for the nine months ended September 30, 1997 increased to $12.0 million or 1.9% of revenues, as compared to $7.1 million or 2.8% of revenues for the corresponding period in 1996. The increase was primarily a result of increases in payroll costs commensurate with the Company's growth, the assumption of management of hotels previously operated by third-parties, and expenses incurred as a result of awards granted under the Corporation's Long-Term Incentive Plan.

         Depreciation and amortization expense increased by approximately $2.3 million and $7.3 million, respectively, for the three and nine months ended September 30, 1997 as compared to the corresponding periods of 1996.

         Minority interest represents primarily the interest of the limited partners in Operating. Minority interest also represents the interests of third parties in consolidated joint ventures including approximately $1.1 million and $2.0 million for the three and nine months ended September 30, 1997, respectively relating to the 41.8% minority interest of a third-party in the joint venture that owns the Boston Park Plaza hotel.

         For information with respect to rent and interest paid to the Trust during the three and nine months ended September 30, 1997 and 1996, see, "The Trust" immediately above.

EXTERNAL GROWTH

         During the nine months ended September 30, 1997 the Company acquired equity interests in 40 hotels containing more than 11,400 rooms at a combined cost exceeding $1.2 billion, as follows: the 220-room Deerfield Beach Hilton in Deerfield Beach, Florida (January 1997); the 263-room Radisson Denver South in Denver, Colorado (January 1997); the HEI Owned Hotels consisting of ten hotels containing 3,040 rooms (February 1997); the 578-room Days Inn in Chicago, Illinois (February 1997); the 120-suite Hermitage Suites Hotel in Nashville, Tennessee (March 1997); the 100-room Hotel De La Poste in New Orleans, Louisiana (March 1997); the 264-suite Marriott Suites hotel in San Diego, California (April 1997); the 129-room Tremont Hotel in Chicago, Illinois (April 1997); the 172-room Raphael Hotel in Chicago, Illinois (May 1997); the 480-room Sheraton in Stamford, Connecticut (June 1997); the 385-room Radisson Plaza Hotel at Town Center in Southfield, Michigan (July 1997); the Mexico Portfolio consisting of three hotels containing 894 rooms (August 1997); the Flatley Portfolio consisting of 15 hotels containing 4,252 rooms (September 1997); the 439-room Crowne Plaza in New Orleans, Louisiana (September 1997); and the 151-room One Washington Circle Hotel in Washington, D.C. (September 1997).

         On September 9, 1997 the Company announced the execution of a definitive agreement to acquire Westin Hotels & Resorts ("Westin"). Westin owns, manages, franchises or represents 108 hotels with approximately 47,800 rooms and resorts in 23 countries worldwide, with 26 additional projects under development. Under the terms of the definitive agreement, the Company will acquire Westin for a combination of securities, cash and assumed debt with an aggregate value of approximately $1.571 billion (based on the Company's closing price of $49.4375 per Paired Share on September 8, 1997). As part of the transaction, the Company will acquire interests in 11 hotels currently owned by Westin. The Company will also acquire three additional hotel properties recently acquired by Westin: The Westin Tabor Center in Denver, The Westin Peachtree Plaza in Atlanta and the Westin Resort St. John in the Virgin Islands for an additional $258.6 million. The transaction is expected to close by January 31, 1998 and is subject to shareholder and regulatory approval.

INTERNAL GROWTH

         On a same-store-sales basis, including the results of all comparable non-gaming hotels owned or managed as of September 30, 1997 for the period from their respective dates of acquisition if acquired in 1997 as compared to the same period in 1996 and excluding three hotels held for sale, six hotels in Atlanta, Georgia, whose results are not comparable to 1996 due to the non-recurrence of the Olympic Games, and three hotels under substantial renovation during the third quarter (the Doral Inn in New York, New York, the Westin at the Philadelphia Airport in Philadelphia, Pennsylvania, and the Westin in Tampa, Florida) (the "Comparable Hotels") , room revenue per available room ("REVPAR") for the three months ended September 30, 1997 increased 11.8% from $67.51 to $75.46 over the same period in 1996 for 89 owned and/or managed hotels (comparable hotels). The increase in REVPAR resulted from an increase in average daily rate ("ADR") of 9.5%, from $92.50 to $101.26, while the occupancy rate increased to 74.5% from 73.0% in the corresponding 1996 period.

         On a same-store-sales basis for the Comparable Hotels, (including results for hotels acquired in 1997 for the period from their respective dates of acquisition as compared to the same period in 1996) REVPAR for the nine months ended September 30, 1997, increased 9.7% from $66.35 to $72.77 over the same period in 1996. The increase in REVPAR resulted from an increase in ADR of 9.9%, from $91.83 to $100.88, while the occupancy rate decreased slightly from 72.3% to 72.1%.

         The REVPAR increase for the three and nine months ended September 30, 1997 was largely attributable to the strong increase in REVPAR at the Company's upscale hotels. These hotels experienced an increase in REVPAR of 12.6% and 10.6% for the three and nine months ended September 30, 1997, respectively as compared to the corresponding periods of 1996. ADR for the Company's upscale hotels increased 9.1% and 9.3% for the three and nine months ended September 30, 1997, respectively as compared to the corresponding periods in 1996 while occupancy rates increased by 230 and 80 basis points for the three and nine months ended September 30, 1997, respectively when compared to the same periods in 1996.

         The following tables summarize average occupancy, ADR and REVPAR on a year-over-year basis for the Comparable Hotels (including results for hotels acquired during 1997 for the period beginning with their respective dates of acquisition and ending at the end of each period), for the three and nine months ended September 30, 1997 and 1996:

                                           THREE MONTHS ENDED SEPTEMBER 30
                                              -------------------------
71 Upscale Hotels(1)                            1997              1996
                                              -------------------------
Occupancy Rate..........................        74.2%            71.9%
ADR.....................................        $104.24          $95.54
REVPAR..................................        $77.33           $68.69
REVPAR % change.........................        12.6%



                                           THREE MONTHS ENDED SEPTEMBER 30
                                              -------------------------
18 Midscale/Economy Hotels(1)                  1997             1996
                                              -------------------------
Occupancy Rate..........................        76.1             78.0%
ADR.....................................        $87.94           $79.66
REVPAR..................................        $66.91           $62.11
REVPAR % change.........................        7.7%


                                            THREE MONTHS ENDED SEPTEMBER 30
                                              -------------------------
89 Non-Gaming Hotels (1)                        1997               1996
                                              -------------------------
Occupancy Rate..........................        74.5%             73.0%
ADR.....................................        $101.26           $92.50
REVPAR..................................        $75.46            $67.51
REVPAR % change.........................        11.8%


                                            NINE MONTHS ENDED SEPTEMBER 30
                                              -------------------------
71 Upscale Hotels(1)                            1997              1996
                                              -------------------------
Occupancy Rate..........................        72.6%             71.8%
ADR.....................................        $104.70           $95.76
REVPAR..................................        $76.02            $68.75
REVPAR % change.........................        10.6%


                                            NINE MONTHS ENDED SEPTEMBER 30
                                              -------------------------
18 Midscale/Economy Hotels(1)                  1997              1996
                                              -------------------------
Occupancy Rate..........................        70.2%             74.2%
ADR.....................................        $84.45            $76.05
REVPAR..................................        $59.30            $56.43
REVPAR % change.........................        5.1%


                                            NINE MONTHS ENDED SEPTEMBER 30
                                              -------------------------
89 Non-Gaming Hotels (1)                         1997             1996
                                              -------------------------
Occupancy Rate..........................        72.1%             72.3%
ADR.....................................        $100.88           $91.83
REVPAR..................................        $72.77            $66.35
REVPAR % change.........................        9.7%


(1) Excluding three hotels held for sale, three hotels under substantial renovation, seven hotels in Atlanta Georgia, and four hotels sold during 1997.

         Management believes that increases in REVPAR resulted primarily from increases in demand due to continued favorable economic conditions which have resulted in increased business and leisure travel throughout the United States, while the supply of hotel rooms has not increased as rapidly, particularly in major urban locations.

         Management believes that there are several important factors that have contributed to the improved profitability of hotel properties, including increased ADR and effective cost management. Because a substantial portion of the hotels' operating costs and expenses are generally fixed, the Company derives substantial operating leverage from increases in revenue. The Company's continued investment in full-service properties has led to a larger component of food and beverage revenue when compared to the same period last year. Food and beverage gross margin is typically lower than rooms gross margin. However, the Company's continued focus on increasing gross margins through cost containment and cost reductions resulted in increases in hotel gross margins of 120 basis points from 29.8% to 31.0% for the three months ended September 30, 1997, when compared to the same period of 1996. Gross margins for the nine months ended September 30, 1997 increased 20 basis points from 30.7% to 30.9% when compared to the same period of 1996.

         During the nine months ended September 30, 1997, consistent with its business objective to capture the economic benefits otherwise retained by third-party operators, the Corporation assumed management of 37 of the 40 hotels acquired by the Company during the period. Management believes that the assumption of direct control over the operations of these hotels will allow the Corporation to effectively use the experience of management to improve operations. In addition, during the nine months ended September 30, 1997 the Corporation assumed management of a further ten hotels consisting of the HEI Managed Hotels and the Northeast Atlanta Hilton located in Atlanta, Georgia.

         During the three months ended September 30, 1997, the Company completed the renovation of the Westin Tampa Airport in Tampa, Florida, the Sheraton Colony Square in Atlanta, Georgia and the Westin Guest Suites at Philadelphia International Airport in Philadelphia, Pennsylvania. Renovations have also begun and should be completed in the summer of 1998 for the Doral Inn which will be expanded by 70 rooms. Renovations have been scheduled and should be completed in 1998 and 1999 for the Terrace Garden in Atlanta, Georgia, the Atlanta Marque in Atlanta, Georgia, the Clarion at the San Francisco Airport in Millbrae, California, the Days Inn at the Philadelphia International Airport, and the Boston Park Plaza in Boston, Massachusetts.

SEASONALITY AND DIVERSIFICATION

         Demand is affected by normally recurring seasonal patterns. Generally the Company's portfolio of hotels as a whole has performed better in the second and third quarters due to decreased travel in the winter months. Acquisitions and renovations have affected this seasonality, however the second and third quarters continue to represent a better performing period. Additional acquisitions and renovations may further affect the seasonality of the Company's current portfolio. The Company has continued to implement a business strategy of franchise and geographic diversification.

                    COMBINED LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

         The principal source of cash used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust is cash flow provided by operating activities. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet operating cash requirements including all distributions to shareholders by the Trust. During the third quarter of 1997, the Trust paid a distribution of $0.39 per share declared in the second quarter of 1997. During the fourth quarter of 1997, the Trust paid a distribution of $0.48 per share declared in the third quarter of 1997.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

         The Company intends to finance the acquisition of additional hotel properties, major hotel renovations and capital improvements and provide for general corporate purposes through its credit facilities described below, through additional lines of credit and, when market conditions warrant, through the issuance of additional equity or debt securities.

         On August 5, 1997, in connection with the acquisition of the Mexico Portfolio, the Company entered into the Bancomer Note consisting of a $118.75 million loan agreement with Bancomer, SA. The Bancomer Note is secured by mortgages on the Mexico Portfolio, bears interest at the LIBOR plus 169 basis points and matures on May 14, 1998.

         On September 10, 1997, the Company entered into the New Credit Facility consisting of a $1.2 billion, three-year unsecured revolving credit and term loan facility. At closing, the Company used the New Credit Facility to acquire the Flatley Portfolio for $470 million and to retire approximately $650 million of its existing indebtedness including the Old Credit Facilities and the Term Facility (which the Company entered into in July 1997 to repay existing indebtedness including the Prudential Loan and for acquisitions).

         The New Credit Facility bears interest based upon a spread above LIBOR. This spread varies based on the Company's leverage starting at LIBOR plus 100 basis points and once rated, based upon that rating. The initial spread is set at LIBOR plus 175 basis points.

         On September 24, 1997, in connection with the acquisition of the 439-room Crowne Plaza Hotel in New Orleans, Louisiana, the Company entered into the Crowne Plaza Note consisting of a $29.0 million mortgage agreement with Hibernia National Bank. The Crowne Plaza Note is secured by the Crowne Plaza in New Orleans, bears interest at LIBOR plus 200 basis point and matures on September 1, 2002.

         The following is a summary of the Company's indebtedness as of September 30, 1997:


                                                                            AMOUNT
                                                                         OUTSTANDING AT
  FACILITY/LENDER       EXPIRATION DATE        AMOUNT OF FACILITY          9/30/97                      INTEREST RATE AT 9/30/97
  ---------------       ---------------        ------------------          -------                      ------------------------

Mortgage Facility/     October 27, 1997          $71.0 million           $69.5 million          One   Month   LIBOR  +  1.75%
  Lehman Brothers                                                                               (7.38%)

New Credit             September 10, 2000        $1,200.0 million        $1,109.64 million      One,   Two,  or  Three  Month
Facility/Bankers                                                                                LIBOR + 1.75% (7.38%)
Trust Company

Bancomer Note/           May 14, 1998            $118.75 million         $118.75 million        One,   Two,  or  Three  Month
  Bancomer SA                                                                                   LIBOR + 1.69% (7.32%)

Crowne Plaza Note/     September 1, 2002         $29.0 million           $29.0 million          One   Month   LIBOR  +  2.00%
Hibernia National                                                                               (7.63%)
Bank

Stamford Note/         January 31, 2000          $10.25 million          $10.25 million         One Month LIBOR +2.25%
  Lehman Brothers                                                                               (7.88%)

Doral Mortgage/         September, 2001          $27.38 million          $27.38 million                    7.64%
  Sumitomo

BPP Mortgage/              May, 2003             $25.0 million           $24.8 million                     8.42%
  Georgia Life

Tax Exempt Bonds/        October, 2013           $39.47 million          $39.47 million                    6.70%

                                                 -----------------------------------------
Totals                                           $1,520.85 million       $1,428.79 million
                                                 =========================================


         As previously discussed, during the three months ended September 30, 1997, the Company completed the renovation of the Westin Tampa Airport in Tampa, Florida, the Sheraton Colony Square in Atlanta, Georgia and the Westin Guest Suites at Philadelphia International Airport in Philadelphia, Pennsylvania. Renovations have also begun and should be completed in the summer of 1998 for the Doral Inn which will be expanded by 70 rooms. Renovations have been scheduled and should be completed in 1998 and 1999 for the Terrace Garden in Atlanta, Georgia, the Atlanta Marque in Atlanta, Georgia, the Clarion at the San Francisco Airport in Millbrae, California, the Days Inn at the Philadelphia International Airport, and the Boston Park Plaza in Boston, Massachusetts. The Company plans to spend in excess of $150 million for renovations in 1997 including the renovations mentioned above. Major and minor renovations, expansions and upgrades of other hotels are also being contemplated. In addition, the Company intends to develop new hotels on a selective basis and during 1997 had begun construction of a 426-room hotel in downtown Seattle, Washington and a 423-room hotel in downtown San Francisco, California. Sources of capital for major renovations, expansions and upgrades of hotels as well as new construction are expected to be excess funds from operations, additional debt financing, and additional equity raised in the public and private markets.

         As of September 30, 1997, since January 1, 1995, the Company has invested approximately $2.2 billion in acquisitions of hotel assets. As part of its investment strategy, the Company plans to continue to acquire additional hotels. Future acquisitions are expected to be funded through further draws under the New Credit Facility, draws under new lines of credit, issuance of long-term debt on either a secured or unsecured basis, issuance of limited partnership units by Realty and Operating that are exchangeable for Paired Shares and the issuance of additional equity or debt securities by the Company. The Company intends to incur additional indebtedness in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of not more than 50%.

         Management of each of the Trust and of the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") is one measure of financial performance of an equity REIT such as the Trust. Combined FFO (as defined by the National Association of Real Estate Investments Trusts) (1) for the three months ended September 30, 1997 grew by 92.9% to $48.8 million, compared to combined FFO of $25.3 million for the corresponding period in 1996. Combined FFO for the nine months ended September 30, 1997 grew by 136.2% to $133.8 million, compared to combined FFO of $56.6 million for the corresponding period in 1996. The following table shows the calculation of historical combined FFO for the indicated periods:


                                                               Three months ended
                                                                   September 30
                                                             ----------------------
                                                                  1997       1996
                                                             ----------------------
                                                                (in thousands)


Income before extraordinary item and minority interest      $  3,004       $  8,679
Real estate related depreciation and amortization ....        49,884         15,204
Amortization of financing costs ......................        (1,024)          (752)
(Gain) Loss on sale of real estate investments .......          (283)         1,037
Corporate relocation costs ...........................            --          1,500
Minority interest-consolidated joint ventures ........        (2,769)          (369)
                                                            --------       --------

Funds From Operations ................................      $ 48,812       $ 25,299
                                                            ========       ========


                                                                   Nine months ended
                                                                     September 30
                                                              -------------------------
                                                                  1997           1996
                                                              -------------------------
                                                                    (in thousands)
Income before extraordinary item and minority interest .      $  38,904       $  27,643
Real estate related depreciation and amortization ......        104,271          28,994
Amortization of financing costs ........................         (3,087)         (1,513)
Loss on sale of real estate investments ................            221           1,384
Corporate relocation costs .............................             --           1,500
Minority interest-consolidated joint ventures ..........         (6,544)         (1,375)
                                                              ---------       ---------
Funds From Operations ..................................      $ 133,765       $  56,633
                                                              =========       =========


     (1) With respect to the presentation of FFO, management elected early adoption of the "new definition" as recommended in the March 1995 NAREIT White Paper on FFO beginning January 1, 1995. Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. FFO is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, and real estate related depreciation and amortization (excluding amortization of financing costs). FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

         FFO includes $1.4 million and $700,000 of interest income recognized in excess of the interest received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for the three months ended September 30, 1997 and 1996, respectively. FFO includes $4.3 million and $2.3 million of interest income recognized in excess of interest received on mortgage notes receivable for the nine months ended September 30, 1997 and 1996, respectively.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information


                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit No.

10.1 Credit Agreement in the amount of $1.2 billion between SLT Realty Limited Partnership and Starwood Lodging Trust and Bankers Trust Company, Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., BankBoston, N.A. and Bank of Montreal dated as of September 10, 1997.

10.2 Transaction Agreement among the Trust, the Corporation, Realty, Operating, WHWE L.L.C., Woodstar Investor Partnership, Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp, Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. Hotel Company Inc. and W&S Hotel L.L.C. (incorporated by reference to Exhibit
         10.1 to the Trust's and the Corporation's Joint Current Report on Form 8-K dated September 10, 1997).

11.      Combined statement regarding computation of per share earnings.

         (b)      Reports on Form 8-K.

         The Trust and the Corporation filed a Joint Current Report on Form 8-K dated September 10, 1997 to report, under Item 5 of Form 8- K, a Transaction Agreement among the Trust, the Corporation, Realty, Operating, WHWE L.L.C., Woodstar Investor Partnership, Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp, Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. Hotel Company Inc. and W&S Hotel L.L.C.

         The Trust and the Corporation filed a Joint Current Report on Form 8-K dated September 9, 1997 to report, under Item 2 of Form 8- K, the acquisition of the Flatley Portfolio, and to file under Item 7 of Form 8-K, the following financial statements and pro forma financial information:

         Starwood Lodging Trust and Starwood Lodging Corporation - Pro Forma Combined Consolidated and Separate Consolidated Pro Forma Balance
            Sheets at June 30, 1997.
         Combined Consolidated and Separate Consolidated Pro Forma Statements
            of Operations for the six months ended June 30, 1997.
         Combined Consolidated and Separate Consolidated Pro Forma Statements of Operations for the year ended December 31, 1996.

         The Flatley Hotels Combined Balance Sheet as of December 31, 1996 Combined Statement of Revenues over Expenses and Equity (Deficit), for the year ended December 31, 1996.
         Combined Statement of Cash Flow for the year ended December 31, 1996.

          The Trust and the Corporation filed a Joint Current Report on Form 8-K dated September September 10, 1997 to report, under Item 5 of Form 8-K, a Transaction Agreement among the Trust, the Corporation, Realty, Operating, WHWE L.L.C., Woodstar Investor

         Partnership, Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp, Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. Hotel Company Inc. and W&S Hotel L.L.C., and to file under Item 7 of Form 8-K, the following financial statements and pro forma financial information:

         Starwood Lodging Trust and Starwood Lodging Corporation Unaudited
             Combined Consolidated Pro Forma Balance Sheet as of June 30, 1997. Starwood Lodging Trust Unaudited Consolidated Pro Forma Balance Sheet
             as of June 30, 1997.
         Starwood Lodging Corporation Unaudited Consolidated Pro Forma Balance
             Sheet as of June 30, 1997.
         Notes to the Unaudited Combined Consolidated and Separate Consolidated
             Pro Forma Balance Sheets as of June 30, 1997.
         Starwood Lodging Trust and Starwood Lodging Corporation Unaudited
             Combined Consolidated Pro Forma Statement of Operations for the six months ended June 30, 1997.
         Starwood Lodging Trust Unaudited Consolidated Pro Forma Statement of
             Operations for the six months ended June 30, 1997.
         Starwood Lodging Corporation Unaudited Consolidated Pro Forma Statement
             of Operations for the six months ended June 30, 1997.
         Starwood Lodging Trust and Starwood Lodging Corporation Unaudited
             Combined Consolidated Pro Forma Statement of Operations for the year ended December 31, 1996.
         Starwood Lodging Trust Unaudited Consolidated Pro Forma Statement of
             Operations for the year ended December 31, 1996.
         Starwood Lodging Corporation Unaudited Consolidated Pro Forma Statement of Operations for the year ended December 31, 1996.

         Notes to the Unaudited Combined Consolidated and Separate Consolidated
             Pro Forma Statements of Operations for the six months ended June 30, 1997 and the year ended December 31, 1996.

         W&S HOTEL L.L.C. AND SUBSIDIARIES
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Predecessor Business Combined Statements of Operations
         Consolidated Statements of Members' Equity
         Predecessor Business Combined Statements of Changes in Net Assets Consolidated Statements of Cash Flows
         Predecessor Business Combined Statements of Cash Flows
         Notes to Financial Statements

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




STARWOOD LODGING TRUST                 STARWOOD LODGING CORPORATION
Registrant                             Registrant





/s/ RONALD C. BROWN                    /s/ ALAN M. SCHNAID
----------------------------------     ----------------------------------------

Ronald C. Brown                        Alan M. Schnaid
Senior Vice President and              Vice President and Corporate
Chief Financial Officer                Controller (Principal Accounting
(Principal Financial Officer)          Officer)






Date:    October ____, 1997.