Form 10-Q/A
period 1997-09-30
STARWOOD LODGING CORP; STARWOOD LODGING TRUST
filed 1997-11-10
CIK 316206, 48595

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A


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


                  51,324,540 Shares of Beneficial Interest, par value $0.01 per share, of Starwood Lodging Trust paired with 51,324,540 Shares of Common Stock, par value $0.01 per share, of Starwood Lodging Corporation, outstanding as of November 3, 1997.

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







Date:    November 10, 1997.