Form 10-K405/A
period 1998-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 1999-05-17
CIK 316206, 48595

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

       [X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________

          COMMISSION FILE NUMBER: 1-6828                      COMMISSION FILE NUMBER: 1-7959

             STARWOOD HOTELS & RESORTS                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                      CHARTER)                                           CHARTER)
                     MARYLAND                                            MARYLAND
           (STATE OR OTHER JURISDICTION                        (STATE OR OTHER JURISDICTION
         OF INCORPORATION OR ORGANIZATION)                   OF INCORPORATION OR ORGANIZATION)
                    52-0901263                                          52-1193298
       (I.R.S. EMPLOYER IDENTIFICATION NO.)                (I.R.S. EMPLOYER IDENTIFICATION NO.)
              777 WESTCHESTER AVENUE                              777 WESTCHESTER AVENUE
              WHITE PLAINS, NY 10604                              WHITE PLAINS, NY 10604
          (ADDRESS OF PRINCIPAL EXECUTIVE                     (ADDRESS OF PRINCIPAL EXECUTIVE
           OFFICES, INCLUDING ZIP CODE)                        OFFICES, INCLUDING ZIP CODE)
                  (914) 640-8100                                      (914) 640-8100
          (REGISTRANT'S TELEPHONE NUMBER,                     (REGISTRANT'S TELEPHONE NUMBER,
               INCLUDING AREA CODE)                                INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
      COMMON STOCK, PAR VALUE $0.01 PER SHARE                     NEW YORK STOCK EXCHANGE
     ("CORPORATION SHARE"), OF STARWOOD HOTELS &                     PACIFIC EXCHANGE
  RESORTS WORLDWIDE, INC. (THE "CORPORATION"), THE
  CLASS B SHARES OF BENEFICIAL INTEREST, PAR VALUE
   $0.01 PER SHARE ("CLASS B SHARES"), OF STARWOOD
    HOTELS & RESORTS (THE "TRUST"), AND PREFERRED
  STOCK PURCHASE RIGHTS OF THE CORPORATION, ALL OF
   WHICH ARE ATTACHED AND TRADE TOGETHER WITH AS A
                        UNIT

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

  Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

  As of March 29, 1999, the aggregate market value of the Registrants' voting and non-voting common equity held by non-affiliates (for purposes of this Joint Annual Report only, includes all shares other than those held by the Registrants' Directors, Trustees and executive officers) was $4,051,152,064.06.

  As of March 29, 1999, the Corporation had outstanding 176,864,503 Corporation Shares and the Trust had outstanding 176,864,503 Class B Shares and 100 Class A shares of beneficial interest, par value $0.01 per share ("Class A Shares").

  For information concerning ownership of Units, see the Proxy Statement for the Corporation's Annual Meeting of Stockholders that is currently expected to be held on May 29, 1999 (the "Proxy Statement"), which is incorporated by reference under various Items of this Joint Annual Report.

                      DOCUMENT INCORPORATED BY REFERENCE:

                     DOCUMENT                                       WHERE INCORPORATED
                     --------                                       ------------------
                  Proxy Statement                             Part III (Items 11, 12 and 13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The undersigned Registrants hereby amend the following Item of their Joint Annual Report on Form 10-K for the year ended December 31, 1998, as set forth below:

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     Note 27 to the Financial Statements of the Registrants filed as part of the Joint Annual Report is amended and restated in its entirety as follows:

NOTE 27.  QUARTERLY RESULTS (UNAUDITED)

     The following unaudited quarterly results have been restated from amounts previously reported by the Company for the change in accounting policy related to non-owned managed hotel revenues (see Note 1).

                                                          THREE MONTHS ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    YEAR
                                            --------   -------   ------------   -----------   ------
                                                      (IN MILLIONS, EXCEPT PER UNIT DATA)
1998
Revenues..................................   $  884    $1,282       $1,277        $1,267      $4,710
Costs and expenses........................   $  767    $1,069       $1,292        $  981      $4,109
Income (loss) from continuing
  operations..............................   $   28    $   70       $ (101)       $  144      $  141
Discontinued operations...................   $  940    $  152       $   24        $   (2)     $1,114
Net income (loss).........................   $  968    $  222       $  (77)       $  142      $1,255
Earnings per Unit:
Basic --
  Income (loss) from continuing
     operations...........................   $ 0.12    $ 0.35       $(0.56)       $ 0.80      $ 0.68
  Discontinued operations.................   $ 5.13    $ 0.80       $ 0.13        $(0.01)     $ 6.02
  Net income (loss).......................   $ 5.25    $ 1.15       $(0.43)       $ 0.79      $ 6.70
Diluted --
  Income (loss) from continuing
     operations...........................   $ 0.12    $ 0.35       $(0.56)       $ 0.76      $ 0.67
  Discontinued operations.................   $ 5.05    $ 0.75       $ 0.13        $(0.01)     $ 5.96
  Net income (loss).......................   $ 5.17    $ 1.10       $(0.43)       $ 0.75      $ 6.63
1997
Revenues..................................   $  666    $  768       $  741        $  799      $2,974
Costs and expenses........................   $  667    $  628       $  608        $1,339      $3,242
Income (loss) from continuing
  operations..............................   $   95    $  183       $   43        $ (591)     $ (270)
Discontinued operations...................   $  (15)   $   14       $   15        $   11      $   25
Extraordinary item........................   $   --    $   --       $   --        $  (42)     $  (42)
Cumulative effect of accounting change....   $  (11)   $   --       $   --        $   --      $  (11)
Net income (loss).........................   $   69    $  197       $   58        $ (622)     $ (298)
Earnings per Unit:
Basic --
  Income (loss) from continuing
     operations...........................   $ 0.76    $ 1.46       $ 0.34        $(4.69)     $(2.14)
  Discontinued operations.................   $(0.12)   $ 0.11       $ 0.12        $ 0.08      $ 0.20
  Extraordinary item......................   $   --    $   --       $   --        $(0.33)     $(0.33)
  Cumulative effect of accounting
     change...............................   $(0.09)   $   --       $   --        $   --      $(0.09)
  Net income..............................   $ 0.55    $ 1.57       $ 0.46        $(4.94)     $(2.36)
Diluted --
  Income (loss) from continuing
     operations...........................   $ 0.75    $ 1.44       $ 0.34        $(4.69)     $(2.14)
  Discontinued operations.................   $(0.12)   $ 0.11       $ 0.11        $ 0.08      $ 0.20
  Extraordinary item......................   $   --    $   --       $   --        $(0.33)     $(0.33)
  Cumulative effect of accounting
     change...............................   $(0.09)   $   --       $   --        $   --      $(0.09)
  Net income (loss).......................   $ 0.54    $ 1.55       $ 0.45        $(4.94)     $(2.36)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARWOOD HOTELS & RESORTS
                                          WORLDWIDE, INC.

                                          By: /s/  BARRY S. STERNLICHT
                                            ------------------------------------
                                            Barry S. Sternlicht
                                            Chairman and Chief Executive Officer

Date: May 17, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

              /s/ BARRY S. STERNLICHT                Chairman, Chief Executive Officer    May 17, 1999
---------------------------------------------------    and Director (Principal Executive
                Barry S. Sternlicht                    Officer)

                /s/ RONALD C. BROWN                  Executive Vice President and Chief   May 17, 1999
---------------------------------------------------    Financial Officer (Principal
                  Ronald C. Brown                      Financial and Accounting Officer)

               /s/ BRENDA C. BARNES                  Director                             May 17, 1999
---------------------------------------------------
                 Brenda C. Barnes

                /s/ JUERGEN BARTELS                  Director                             May 17, 1999
---------------------------------------------------
                  Juergen Bartels

               /s/ JEAN-MARC CHAPUS                  Director                             May 17, 1999
---------------------------------------------------
                 Jean-Marc Chapus

                /s/ BRUCE W. DUNCAN                  Director                             May 17, 1999
---------------------------------------------------
                  Bruce W. Duncan

                                                     Director                             May   , 1999
---------------------------------------------------
                Jonathan D. Eilian

               /s/ MADISON F. GROSE                  Director                             May 17, 1999
---------------------------------------------------
                 Madison F. Grose

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----
                 /s/ ERIC HIPPEAU                    Director                             May 17, 1999
---------------------------------------------------
                   Eric Hippeau

                /s/ EARLE F. JONES                   Director                             May 17, 1999
---------------------------------------------------
                  Earle F. Jones

              /s/ L. DENNIS KOZLOWSKI                Director                             May 17, 1999
---------------------------------------------------
                L. Dennis Kozlowski

               /s/ MICHAEL A. LEVEN                  Director                             May 17, 1999
---------------------------------------------------
                 Michael A. Leven

              /s/ GEORGE J. MITCHELL                 Director                             May 17, 1999
---------------------------------------------------
                George J. Mitchell

               /s/ STEPHEN R. QUAZZO                 Director                             May 17, 1999
---------------------------------------------------
                 Stephen R. Quazzo

                /s/ DANIEL H. STERN                  Director                             May 17, 1999
---------------------------------------------------
                  Daniel H. Stern

               /s/ RAYMOND S. TROUBH                 Director                             May 17, 1999
---------------------------------------------------
                 Raymond S. Troubh

                 /s/ DANIEL W. YIH                   Director                             May 17, 1999
---------------------------------------------------
                   Daniel W. Yih

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARWOOD HOTELS & RESORTS

                                          By: /s/  BARRY S. STERNLICHT
                                            ------------------------------------
                                            Barry S. Sternlicht
                                            Chairman and Chief Executive Officer

Date: May 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

              /s/ BARRY S. STERNLICHT                Chairman, Chief Executive Officer    May 17, 1999
---------------------------------------------------    and Trustee (Principal Executive
                Barry S. Sternlicht                    Officer)

                /s/ RONALD C. BROWN                  Vice President, Chief Financial      May 17, 1999
---------------------------------------------------    Officer and Chief Accounting
                  Ronald C. Brown                      Officer (Principal Financial and
                                                       Accounting Officer)

               /s/ BRENDA C. BARNES                  Trustee                              May 17, 1999
---------------------------------------------------
                 Brenda C. Barnes

                /s/ JUERGEN BARTELS                  Trustee                              May 17, 1999
---------------------------------------------------
                  Juergen Bartels

               /s/ JEAN-MARC CHAPUS                  Trustee                              May 17, 1999
---------------------------------------------------
                 Jean-Marc Chapus

                /s/ BRUCE W. DUNCAN                  Trustee                              May 17, 1999
---------------------------------------------------
                  Bruce W. Duncan

                                                     Trustee                              May   , 1999
---------------------------------------------------
                Jonathan D. Eilian

               /s/ MADISON F. GROSE                  Trustee                              May 17, 1999
---------------------------------------------------
                 Madison F. Grose

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----
                 /s/ ERIC HIPPEAU                    Trustee                              May 17, 1999
---------------------------------------------------
                   Eric Hippeau

                /s/ EARLE F. JONES                   Trustee                              May 17, 1999
---------------------------------------------------
                  Earle F. Jones

              /s/ L. DENNIS KOZLOWSKI                Trustee                              May 17, 1999
---------------------------------------------------
                L. Dennis Kozlowski

               /s/ MICHAEL A. LEVEN                  Trustee                              May 17, 1999
---------------------------------------------------
                 Michael A. Leven

              /s/ GEORGE J. MITCHELL                 Trustee                              May 17, 1999
---------------------------------------------------
                George J. Mitchell

               /s/ STEPHEN R. QUAZZO                 Trustee                              May 17, 1999
---------------------------------------------------
                 Stephen R. Quazzo

                /s/ DANIEL H. STERN                  Trustee                              May 17, 1999
---------------------------------------------------
                  Daniel H. Stern

               /s/ RAYMOND S. TROUBH                 Trustee                              May 17, 1999
---------------------------------------------------
                 Raymond S. Troubh

                 /s/ DANIEL W. YIH                   Trustee                              May 17, 1999
---------------------------------------------------
                   Daniel W. Yih