Form 10-Q
period 1999-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 1999-05-17
CIK 316206, 48595

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

           COMMISSION FILE NUMBER: 1-7959                         COMMISSION FILE NUMBER: 1-6828

                      STARWOOD
                  HOTELS & RESORTS                                           STARWOOD
                   WORLDWIDE, INC.                                       HOTELS & RESORTS
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                      CHARTER)                                               CHARTER)

                      MARYLAND                                               MARYLAND
            (STATE OR OTHER JURISDICTION                           (STATE OR OTHER JURISDICTION
          OF INCORPORATION OR ORGANIZATION)                      OF INCORPORATION OR ORGANIZATION)
                     52-1193298                                             52-0901263
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

     178,030,289 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together as Shares with 178,030,289 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of May 14, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
           Starwood Hotels & Resorts Worldwide, Inc.:
           Consolidated Balance Sheets as of March 31, 1999 and
             December 31, 1998.........................................    3
           Consolidated Statements of Operations for the Three Months
             Ended March 31, 1999 and 1998.............................    4
           Consolidated Statements of Comprehensive Income for the
             Three Months Ended March 31, 1999 and 1998................    5
           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1999 and 1998.............................    6
           Starwood Hotels & Resorts:
           Consolidated Balance Sheets as of March 31, 1999 and
             December 31, 1998.........................................    7
           Consolidated Statements of Operations for the Three Months
             Ended March 31, 1999 and for the Period from February 23,
             1998 to March 31, 1998....................................    8
           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1999 and for the Period from February 23,
             1998 to March 31, 1998....................................    9
           Notes to Financial Statements...............................   10
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   16
Item 3.    Quantitative and Qualitative Disclosures about Market
             Risk......................................................   27
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings...........................................   27
Item 2.    Changes in Securities and Use of Proceeds...................   27
Item 4.    Submission of Matters to a Vote of Security Holders.........   27
Item 6.    Exhibits and Reports on Form 8-K............................   28

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") and Starwood Hotels & Resorts (the "Trust"), collectively referred to herein as the "Company," are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's Joint Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 and should be read in conjunction therewith. See the notes to the consolidated financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. Results for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   180       $   175
  Accounts receivable, net of allowance for doubtful
     accounts of $54 and $55................................        465           484
  Inventories...............................................         58            58
  Prepaid expenses and other................................         84            75
                                                                -------       -------
     Total current assets...................................        787           792
Investments.................................................        387           336
Plant, property and equipment, net..........................      7,745         7,857
Goodwill and intangible assets, net.........................      2,728         2,714
Other assets................................................        536           552
Net assets held for sale....................................         43            63
Net assets of discontinued operations.......................        911         1,103
                                                                -------       -------
                                                                $13,137       $13,417
                                                                =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   178       $   169
  Accrued expenses..........................................        886           782
  Short-term borrowings and current maturities of long-term
     debt...................................................        241           687
  Other current liabilities.................................        173           183
                                                                -------       -------
     Total current liabilities..............................      1,478         1,821
Long-term debt..............................................      5,942         5,802
Deferred income taxes.......................................      1,523           529
Other liabilities...........................................        383           384
Minority interest...........................................        222           244
                                                                -------       -------
                                                                  9,548         8,780
                                                                -------       -------
Equity put options..........................................         --            32
                                                                -------       -------
Class B exchangeable preferred shares of the Trust, at
  redemption value of $38.50................................        148           149
                                                                -------       -------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares of the Trust; $0.01
     par value; authorized 30,000,000 shares; outstanding
     4,134,658 and 4,373,457 at March 31, 1999 and December
     31, 1998, respectively.................................         --            --
  Corporation common stock; $0.01 par value; authorized
     1,050,000,000 shares; outstanding 177,331,866 and
     175,574,135 shares at March 31, 1999 and December 31,
     1998, respectively.....................................          2             2
  Trust common shares of beneficial interest; $0.01 par
     value; authorized 1,200,000,000 shares; outstanding
     175,574,135 shares at December 31, 1998................         --             2
  Trust Class B shares of beneficial interest; $0.01 par
     value; authorized 1,000,000,000 shares; outstanding
     177,331,866 shares at March 31, 1999...................          2            --
  Additional paid-in capital................................      4,587         4,570
  Cumulative translation and marketable securities
     adjustments............................................       (191)         (120)
  Retained earnings (accumulated deficit)...................       (959)            2
                                                                -------       -------
     Total stockholders' equity.............................      3,441         4,456
                                                                -------       -------
                                                                $13,137       $13,417
                                                                =======       =======

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1999         1998
                                                              -------      ------
                                                                  (UNAUDITED)
REVENUES
Owned, leased and consolidated joint venture hotels.........  $  770       $ 506
Management and franchise fees...............................      59          46
Unconsolidated joint ventures and other.....................      22          13
                                                              ------       -----
                                                                 851         565
                                                              ------       -----
COSTS AND EXPENSES
Owned, leased and consolidated joint venture hotels.........     541         358
Selling, general and administrative.........................      48          42
Depreciation and amortization...............................     119          73
                                                              ------       -----
                                                                 708         473
                                                              ------       -----
                                                                 143          92
Interest expense, net of interest income of $5 and $7.......    (120)        (53)
Gain on sale of real estate and investments.................       8          12
Miscellaneous expense.......................................     (15)         --
                                                              ------       -----
                                                                  16          51
Income tax expense, including a Reorganization charge of
  $936 -- see Note 1........................................    (942)        (10)
Minority equity in net loss.................................       1           1
                                                              ------       -----
Income (loss) from continuing operations....................    (925)         42
Discontinued operations:
  Net loss from operations, net of tax benefits of $0 and
     $7.....................................................      --         (23)
  Net gain (loss) on dispositions, net of taxes of $121 and
     $514...................................................      (7)        977
                                                              ------       -----
Net income (loss)...........................................  $ (932)      $ 996
                                                              ======       =====
EARNINGS PER SHARE -- BASIC
Continuing operations.......................................  $(4.86)      $0.19
Discontinued operations.....................................   (0.04)       5.06
                                                              ------       -----
Net income (loss)...........................................  $(4.90)      $5.25
                                                              ======       =====
EARNINGS PER SHARE -- DILUTED
Continuing operations.......................................  $(4.86)      $0.19
Discontinued operations.....................................   (0.04)       4.98
                                                              ------       -----
Net income (loss)...........................................  $(4.90)      $5.17
                                                              ======       =====
Weighted average number of Shares...........................     190         188
                                                              ======       =====
Weighted average number of Shares assuming dilution.........     190         191
                                                              ======       =====

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999        1998
                                                              --------      -----
                                                                  (UNAUDITED)
Net income (loss)...........................................  $  (932)      $996
Other comprehensive income:
Foreign currency translation adjustments --
  Foreign currency translation arising during the period....      (71)       (32)
  Reclassification adjustment for losses included in net
     income (loss)..........................................       --         33
                                                              -------       ----
                                                                  (71)         1
                                                              -------       ----
Comprehensive income (loss).................................  $(1,003)      $997
                                                              =======       ====

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                              1999      1998
                                                              -----    -------
                                                                (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...........................................  $(932)   $   996
Exclude:
Discontinued operations.....................................     --
  Net loss from operations..................................     --         23
  Net (gain) loss on dispositions...........................      7       (977)
                                                              -----    -------
Income (loss) from continuing operations....................   (925)        42
Adjustments to income (loss) from continuing operations:
  Depreciation and amortization.............................    119         73
  Amortization of deferred loan costs.......................      5          5
  Non-cash portion of Reorganization charge.................    936         --
  Provision for doubtful accounts...........................      1          1
  Minority equity in net loss...............................     (1)        (1)
  Equity income, net of dividends received..................     (9)         2
  Gain on sale of real estate and investments...............     (8)       (12)
Changes in working capital:
  Accounts receivable.......................................     (9)         3
  Inventories...............................................     (1)        --
  Accounts payable..........................................     14         (7)
  Accrued expenses..........................................     25       (252)
Accrued and deferred income taxes...........................    (70)       (10)
Other, net..................................................    (42)       (36)
                                                              -----    -------
  Cash from (used for) continuing operations................     35       (192)
  Cash from (used for) discontinued operations..............     33       (136)
                                                              -----    -------
  Cash from (used for) operating activities.................     68       (328)
                                                              -----    -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................    (74)       (73)
Proceeds from asset sales...................................    342      2,066
Collection of notes receivable..............................     42         19
Acquisitions, net of acquired cash..........................     --         28
Investments.................................................    (33)        --
Employee benefit trust......................................     --         35
Other, net..................................................     --         (6)
                                                              -----    -------
  Cash from investing activities............................    277      2,069
                                                              -----    -------
FINANCING ACTIVITIES
Short-term debt, net........................................   (533)       882
Long-term debt issued.......................................    948        807
Long-term debt repaid.......................................   (707)      (545)
Proceeds from forward equity contracts......................     --        245
Settlement of equity put options............................    (16)        --
Dividends paid..............................................    (29)    (3,036)
Other, net..................................................     (3)        (2)
                                                              -----    -------
  Cash used for financing activities........................   (340)    (1,649)
                                                              -----    -------
Increase in cash and cash equivalents.......................      5         92
Cash and cash equivalents -- beginning of period............    175        201
                                                              -----    -------
Cash and cash equivalents -- end of period..................  $ 180    $   293
                                                              =====    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $  99    $    33
                                                              =====    =======
  Income taxes, net of refunds..............................  $  16    $     5
                                                              =====    =======

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   --          $   12
  Restricted cash...........................................         2              --
  Accounts receivable.......................................         8              24
  Receivable, Corporation...................................        42              42
  Prepaid expenses and other................................         5               3
                                                                ------          ------
     Total current assets...................................        57              81
Investments, Corporation....................................     1,057           1,057
Investments.................................................        87              86
Plant, property and equipment, net..........................     4,440           4,411
Long-term receivables, net, Corporation.....................     2,628           2,583
Goodwill and intangible assets, net.........................       250             258
Other assets................................................       137             152
Net assets held for sale....................................        --              18
                                                                ------          ------
                                                                $8,656          $8,646
                                                                ======          ======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    1          $    6
  Accrued expenses..........................................        98              68
  Short-term borrowings and current maturities of long-term
     debt...................................................       104               1
                                                                ------          ------
     Total current liabilities..............................       203              75
Long-term debt..............................................       541             737
Minority interest...........................................        35              39
                                                                ------          ------
                                                                   779             851
                                                                ------          ------
Equity put options and forward equity contracts.............        --              23
                                                                ------          ------
Class B exchangeable preferred shares, at redemption value
  of $38.50.................................................       148             149
                                                                ------          ------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares; $0.01 par value;
     authorized 30,000,000 shares; outstanding 4,134,658 and
     4,373,457 at March 31, 1999 and December 31, 1998,
     respectively...........................................        --              --
  Trust common shares of beneficial interest; $0.01 par
     value; authorized 1,200,000,000 shares; outstanding
     175,574,135 shares at December 31, 1998................        --               2
  Class A shares of beneficial interest; $0.01 par value;
     authorized 5,000 shares; outstanding 100 shares at
     March 31, 1999.........................................        --              --
  Trust Class B shares of beneficial interest; $0.01 par
     value; authorized 1,000,000,000 shares; outstanding
     177,331,866 shares at March 31, 1999...................         2              --
  Additional paid-in capital................................     7,567           7,557
  Retained earnings.........................................       160              64
                                                                ------          ------
     Total stockholders' equity.............................     7,729           7,623
                                                                ------          ------
                                                                $8,656          $8,646
                                                                ======          ======

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                              PERIOD FROM
                                                              THREE MONTHS    FEBRUARY 23,
                                                                 ENDED            1998
                                                               MARCH 31,      TO MARCH 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                      (UNAUDITED)
REVENUES
Unconsolidated joint ventures and other.....................     $   5           $   1
Rent and interest, Corporation..............................       179              81
                                                                 -----           -----
                                                                   184              82
                                                                 -----           -----
COSTS AND EXPENSES
Selling, general and administrative.........................        --               1
Depreciation and amortization...............................        44              17
                                                                 -----           -----
                                                                    44              18
                                                                 -----           -----
                                                                   140              64
Interest expense, net of interest income of $3 and $0.......       (15)             (3)
Income tax expense..........................................        (1)             --
                                                                 -----           -----
Net income..................................................     $ 124           $  61
                                                                 =====           =====
Net income per share -- basic...............................     $0.65           $0.29
                                                                 =====           =====
Net income per share -- diluted.............................     $0.61           $0.29
                                                                 =====           =====
Weighted average number of shares...........................       190             188
                                                                 =====           =====
Weighted average number of shares assuming dilution.........       200             191
                                                                 =====           =====

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                              PERIOD FROM
                                                              THREE MONTHS    FEBRUARY 23,
                                                                 ENDED            1998
                                                               MARCH 31,      TO MARCH 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................     $ 124           $  61
Adjustments to net income:
  Depreciation and amortization.............................        44              17
  Equity income, net of dividends received..................         5              --
Changes in working capital:
  Accounts receivable.......................................         1               2
  Accounts payable..........................................        (5)             (4)
  Accrued expenses..........................................        23             (14)
Other, net..................................................       (15)              8
                                                                 -----           -----
  Cash from operating activities............................       177              70
                                                                 -----           -----
INVESTING ACTIVITIES
Additions to plant, property and equipment..................       (43)            (16)
Collection of notes receivable..............................        42              --
Acquisitions, net of acquired cash..........................        --              40
Notes receivable, Corporation...............................      (442)           (212)
Other, net..................................................        --             (17)
                                                                 -----           -----
  Cash used for investing activities........................      (443)           (205)
                                                                 -----           -----
FINANCING ACTIVITIES
Long-term debt issued.......................................       291              --
Long-term debt repaid.......................................        (1)             --
Proceeds from equity offering...............................        --             171
Dividends paid..............................................       (28)             --
Other, net..................................................        (8)             --
                                                                 -----           -----
  Cash from financing activities............................       254             171
                                                                 -----           -----
Increase (decrease) in cash and cash equivalents............       (12)             36
Cash and cash equivalents -- beginning of period............        12              --
                                                                 -----           -----
Cash and cash equivalents -- end of period..................     $  --           $  36
                                                                 =====           =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest....................     $  11           $   2
                                                                 =====           =====

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998 and the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 1999 represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the "Corporation"), inclusive of ITT Corporation and its subsidiaries ("ITT") and Starwood Hotels & Resorts and its subsidiaries (the "Trust"), and (ii) the Trust. Because the acquisition of ITT (the "ITT Merger") was treated as a reverse purchase for financial accounting purposes, the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 1998 include the accounts of ITT for the three months ended March 31, 1998 and the accounts of the Corporation and the Trust for the period from the closing of the ITT Merger on February 23, 1998 through March 31, 1998.

     The Trust was formed in 1969 and elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code (the "Code"). In 1980, the Trust formed the Corporation and made a distribution to the Trust's shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a "Corporation Share") for each common share of beneficial interest, par value $0.01 per share, of the Trust (a "Trust Share"). Until January 6, 1999, the Corporation Shares and Trust Shares were paired on a one-for-one basis and, pursuant to an agreement between the Corporation and the Trust, could be held or transferred only in units ("Paired Shares") consisting of one Corporation Share and one Trust Share.

     At December 31, 1998, the combined Corporation and Trust entity was a "paired share REIT" under the grandfathering provisions of the Code. During 1998, Congress enacted tax legislation that has the effect of eliminating this grandfathering for certain interests in real property acquired after March 26, 1998. In response to this legislation, a reorganization of the Corporation and the Trust (the "Reorganization") was proposed by the Company and was approved by the Corporation and Trust shareholders on January 6, 1999. As a result of the Reorganization, the combined Corporation and Trust entity is no longer a "grandfathered paired share REIT." The Trust became a subsidiary of the Corporation, which holds all outstanding shares of the new Class A shares of beneficial interest in the Trust. Each outstanding Trust Share was converted into one share of the new non-voting Class B shares of beneficial interest in the Trust (a "Class B Share"). The Corporation Shares and the Class B Shares are attached on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units ("Shares") consisting of one Corporation Share and one Class B Share. The Reorganization was accounted for as a reorganization of two companies under common control. As such, there was no revaluation of the assets and liabilities of the combining companies. Any further references in this filing to Starwood Hotels & Resorts Worldwide, Inc. ("Starwood" or the "Company") include the Trust and its subsidiaries. Unless otherwise stated herein, all information with respect to Shares refers to Shares since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

     During the first quarter of 1999, the Company recorded pretax charges of $15 million for costs directly attributable to the Reorganization, such as legal, accounting and investment banking fees, which are included in miscellaneous expense in the accompanying 1999 consolidated income statement. As a result of the Reorganization, the Company also recorded a one-time charge of $936 million to establish a deferred tax liability relating to the difference between the book and tax basis in the assets of the Trust. This charge is included in income tax expense in the accompanying 1999 statement of operations.

     The Company, through its subsidiaries, is the general partner of, and holds an aggregate 84.6% partnership interest in, SLC Operating Limited Partnership (the "Operating Partnership") as of March 31, 1999. The Trust, through its subsidiaries, is the general partner of, and owns an aggregate 93.3% partnership interest in, SLT Realty Limited Partnership (the "Realty Partnership" and, together with the Operating Partnership, the "Partnerships") as of March 31, 1999. The Realty Partnership principally owns, directly or indirectly, fee, ground lease and mortgage loan interests in hotel properties. The Operating Partnership,

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

directly or indirectly, principally leases hotel properties from the Realty Partnership and also owns fee interests in other hotel properties and manages hotels for third parties. The units of these Partnerships ("LP Units") held by the limited partners of the respective Partnership ("Limited Partners") are exchangeable on a one-to-one basis for Shares of the Company. At March 31, 1999, there were approximately 13.1 million LP Units outstanding. For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

     The Company is one of the largest hotel companies in the world and the Trust is one of the largest REITs in the United States. The hotel business is comprised of a worldwide hospitality network of approximately 700 full-service hotels primarily serving three markets: luxury, upscale and mid-price. The Company's hotel operations are represented on six continents and in nearly every major world market.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     EARNINGS PER SHARE. The following reconciliation of basic earnings per Share to diluted earnings per Share for income (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

                                                                 THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------------------------------------
                                                              1999                           1998
                                                  ----------------------------    ---------------------------
                                                                         PER                             PER
                                                  EARNINGS    SHARES    SHARE     EARNINGS    SHARES    SHARE
                                                  --------    ------    ------    --------    ------    -----
Income (loss) from continuing operations........   $(925)                          $   42
Dividends on Class A and Class B EPS............      (1)                              (6)
                                                   -----                           ------
Basic earnings (loss)...........................   $(926)      190      $(4.86)    $   36      188      $0.19
                                                   =====                ======     ======               =====
Effect of dilutive securities:
  Employee stock options........................                --                               3
                                                               ---                             ---
Diluted earnings (loss).........................   $(926)      190      $(4.86)    $   36      191      $0.19
                                                   =====       ===      ======     ======      ===      =====

     As a result of antidilutive effects, approximately 8 million Class A and Class B Exchangeable Preferred Shares ("EPS") of the Trust, and approximately 1 million employee stock options and other common stock equivalents were not included in the computation of diluted earnings per Share for the three months ended March 31, 1999. Additionally, as a result of antidilutive effects, approximately 12 million Class A and Class B EPS of the Trust were not included in the computation of diluted earnings per Share for the three months ended March 31, 1998.

     RECLASSIFICATIONS. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3.  DISCONTINUED OPERATIONS

     GAMING. In April 1999, management developed a formal plan to dispose of the Company's gaming operations. On April 27, 1999, the Company entered into a definitive agreement to sell its gaming operations for proceeds of approximately $3.0 billion to Park Place Entertainment Corporation (New York Stock Exchange ("NYSE"): PPE). This sale is expected to close prior to the end of 1999. This agreement excludes the Desert Inn, which the Company is attempting to sell separately. The Company continues to review expressions of interest in the Desert Inn and is currently in discussions with a potential buyer for the property.

     As a result of the definitive agreement to sell the gaming operations, excluding the Desert Inn, and the Company's formal plan to sell the Desert Inn, the accompanying consolidated financial statements have been restated to reflect the results of operations and net assets of the gaming segment as a discontinued operation. This restatement includes the allocation of long-term debt of $2.1 billion and the related interest expense of $40 million for each of the quarters ending March 31, 1999 and 1998, to the discontinued segment. This allocation was based upon the ratio of net gaming segment assets to the Company's total capitalization. During the first quarter of 1999, the Company provided for estimated after-tax losses on the disposal of the discontinued operations of $180 million ($158 million pretax), which includes anticipated operating results of approximately $50 million prior to the disposal. Summary financial information of the discontinued gaming operations is as follows (in millions) (unaudited):

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
BALANCE SHEET DATA
Total assets................................................   $ 3,566       $ 3,751
Total liabilities...........................................      (515)         (544)
Allocated debt of the Company...............................    (2,140)       (2,140)
                                                               -------       -------
Net assets of the discontinued gaming operations............   $   911       $ 1,067
                                                               =======       =======

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999           1998
                                                              ---------    ------------
INCOME STATEMENT DATA
Revenues....................................................   $   378       $   319
Operating income............................................   $    44       $    20
Interest expense, including allocated interest of $40 in
  each period...............................................   $   (44)      $   (40)
Income tax benefit..........................................   $    --       $     4
Minority in net loss........................................   $    --       $     1
Loss from discontinued operations...........................   $    --       $   (15)

     ITT EDUCATIONAL SERVICES, INC. In February 1999, the Company completed the sale of its remaining interest in ITT Educational Services, Inc. ("Educational Services"), selling 8.0 million shares of common stock of Educational Services in an underwritten public offering at a price per share of $34.00. Concurrently, Educational Services repurchased the Company's remaining 1.5 million shares of Educational Services common stock at $32.73 per share. Starwood received aggregate net proceeds of approximately $310 million from these transactions, which were used to repay a portion of the Company's outstanding debt. As a result of this sale, the Company recognized a gain of $173 million, net of taxes of $99 million in the first quarter of 1999. Net assets of discontinued operations includes $36 million related to Educational Services as of December 31, 1998.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     ITT WORLD DIRECTORIES. In February 1998, the Company disposed of ITT World Directories ("WD"), the subsidiary through which ITT conducted its telephone directories publishing business, to VNU International B.V., a leading international publishing and information company based in the Netherlands, for gross consideration of $2.1 billion. The Company recorded a gain of $977 million, net of income taxes of $514 million, on the disposition.

NOTE 4.  UNAUDITED PRO FORMA RESULTS

     The following unaudited pro forma information reflects the ITT Merger, the acquisition ("Westin Merger") of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates ("Westin") and certain actual and planned asset dispositions as if they occurred on January 1, 1998 and does not purport to present what actual results would have been had such transactions, in fact, occurred on January 1, 1998, or to project results for any future period (in millions, except per Share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Revenues....................................................   $  851      $ 826
Income (loss) from continuing operations....................   $ (900)     $  31
Net income (loss)...........................................   $ (907)     $ 985
Basic income (loss) from continuing operations per Share....   $(4.73)     $0.13
Diluted income (loss) from continuing operations per
  Share.....................................................   $(4.73)     $0.12

NOTE 5.  DISPOSITIONS

     In January 1999, the Company sold the International Golf Club in Bolton, Massachusetts for approximately $25 million in net cash proceeds and recognized a pretax gain of $6 million in first quarter 1999.

     At March 31, 1999, net assets held for sale in the accompanying consolidated balance sheet represented the Company's investment in Madison Square Garden, L.P. ("MSG"). In April 1999, the Company disposed of its remaining interest in MSG for net cash proceeds of approximately $87 million and estimates a pretax gain of $42 million.

NOTE 6.  RESTRUCTURING AND OTHER SPECIAL CHARGES

     In connection with the ITT Merger in 1998, the Company recorded restructuring and other special charges totaling $204 million (pretax) for (i) ITT Merger-related costs, (ii) write-down of certain assets and (iii) adjustments to ITT 1997 other special charges. At March 31, 1999, the Company had remaining accruals related to these 1998 restructuring and other special charges of approximately $30 million primarily related to costs to be incurred to integrate the Company's frequent guest programs and close down duplicate facilities, which will be paid out over the remainder of the year.

     During 1997, ITT recorded pretax charges totaling $260 million to restructure and rationalize operations at its World Headquarters and the headquarters of its field operations. Additionally, ITT recorded restructuring and other special charges in connection with the ITT Merger totaling $600 million. At March 31, 1999, the Company had remaining accruals related to these restructuring and other special charges of approximately $156 million primarily related to remaining lease commitments which expire through 2006, the settlement of certain employee benefits scheduled to be completed in the first quarter of 2000 and the tax reimbursements to be paid to former employees.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7.  DEBT

     In February 1999, the Company completed a $542 million long-term mortgage financing ("Mortgage Loan"), secured by the assets of the special purpose subsidiaries, which assets consist primarily of a portfolio of 11 hotels. This obligation bears interest at a blended rate of 6.98%, matures February 2009 and includes various restrictive covenants including, but not limited to, various cash restrictions and capital expenditure requirements. The proceeds from this facility were used to pay down the asset sale bridge loan under the Company's senior credit facility which included an asset sale bridge loan, a five-year term loan and a revolving credit facility ("Senior Credit Facility").

     On March 8, 1999, the Company entered into an $83 million long-term debt obligation secured by mortgages on two international hotels. This obligation bears interest at LIBOR plus 1.35%, matures on March 8, 2006 and is subject to various restrictive financial covenants including maintaining a minimum debt service coverage ratio. The proceeds from this financing were used to pay down certain intercompany loans due from the international hotels.

NOTE 8.  EQUITY PUT OPTIONS

     As a part of its Share repurchase program, the Company sold equity put options during 1998 for $1.8 million in premiums, which options entitled the holder, at the expiration date, to sell one million Shares to the Company at contractually specified prices. During the first quarter of 1999, the Company repurchased 500,000 Shares for $16 million under certain of the equity put option contracts. As of March 31, 1999, all of the remaining equity put option contracts had expired.

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into interest rate swap agreements to manage interest rate fluctuations on its variable rate debt. The Company currently has five outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these interest rate swaps was approximately $1.032 billion and the estimated unrealized loss on these interest rate swaps was approximately $24 million at March 31, 1999. Four of these five interest rate swap agreements, representing $1.0 billion of the total notional amount, are required by the terms of the Company's existing credit facilities. The unrealized loss represents the amount the Company would pay to terminate the swap agreements based on current interest rates.

     The Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company's foreign currency denominated assets and liabilities. The Company currently has two forward foreign exchange contracts outstanding with a dollar equivalent of the contractual amounts of these hedges at March 31, 1999 of approximately $48 million. These contracts mature on June 11, 1999.

NOTE 10.  BUSINESS SEGMENT INFORMATION

     The Company operates in three business segments within the hotel industry as follows:

     Owned -- Represents a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company's proprietary brand names including Sheraton, Westin, St. Regis/The Luxury Collection, Four Points and "W."

     Management and Franchise -- Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner and franchise fees received in connection with the franchise of the Company's Sheraton, Westin and Four Points brand names.

     Other -- Represents primarily the Company's interest in unconsolidated joint ventures.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Company evaluates the performance of its segments based primarily on operating profit (losses) before selling, general and administrative expense, interest expense, depreciation and amortization and income taxes. Selling, general and administrative expense, interest expense, depreciation and amortization and income taxes are not allocated to segments as management does not evaluate this information at a segment level.

     The following table presents results of operations from continuing operations by segment for the three months ended March 31 (in millions):

                                           MANAGEMENT              TOTAL                 SIGNIFICANT
                                  OWNED   AND FRANCHISE   OTHER   SEGMENTS   CORPORATE      ITEMS         TOTAL
                                  -----   -------------   -----   --------   ---------   -----------      -----
1999
Revenues........................  $770         $59         $22      $851       $ --         $  --         $851
Operating profit (loss).........  $225         $60         $27      $312       $(48)        $   3(a)      $143
                                                                                               (5)(b)
                                                                                             (119)(c)
Interest expense................                                               $125         $  --         $125
Interest income.................                                               $ --         $   5(b)      $  5
Depreciation and amortization...                                               $ --         $ 119(c)      $119
Income tax expense..............                                               $  6         $ 936(e)      $942
Capital expenditures............  $ 74         $--         $--      $ 74       $ --         $  --         $ 74
1998
Revenues........................  $747         $52         $27      $826       $ --         $(261)(d)     $565
Operating profit (loss).........  $211         $53         $34      $298       $(53)        $   1(a)      $ 92
                                                                                               (7)(b)
                                                                                             (261)(d)
                                                                                              176(d)
                                                                                               11(d)
                                                                                             (116)(c)
                                                                                               43(d)
Interest expense................                                               $ 85         $ (25)(c)     $ 60
Interest income.................                                               $ --         $   7(d)      $  7
Depreciation and amortization...                                               $ --         $ 116(c)      $ 73
                                                                                              (43)(d)
Income tax expense..............                                               $ 12         $  (2)(d)     $ 10
Capital expenditures............  $ 73         $--         $--      $ 73       $ --         $  --         $ 73

     The following represents the Company's total assets (in millions):

                                          MANAGEMENT              TOTAL                 SIGNIFICANT
                                OWNED    AND FRANCHISE   OTHER   SEGMENTS   CORPORATE      ITEMS          TOTAL
                               -------   -------------   -----   --------   ---------   -----------      -------
MARCH 31, 1999
Total assets.................  $11,714       $147        $365    $12,226       $--       $  911(f)       $13,137
DECEMBER 31, 1998
Total assets.................  $11,826       $153        $335    $12,314       $--       $1,103(f)       $13,417

---------------
(a) Represents minority interests in consolidated joint venture results which are not included by management in evaluating the operating profit.

(b) Represents interest income earned by the Company, primarily from mortgage notes receivable secured by hotel properties, which management includes in other hotel operations in evaluating this segment.

(c) Represents depreciation and amortization expense, which management does not evaluate in segment operating profit.

(d) Represents the results of the Corporation and the Trust for the period of January 1, 1998 through the ITT Merger (February 23, 1998). These results are included by management in evaluating the results of the segments to provide for a meaningful comparison to 1999 results.

(e) Represents the deferred tax charge recognized by the Company in connection with the Reorganization.

(f) Represents the assets of the discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements contained herein include, but are not limited to, statements relating to the Company's objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the Reorganization; the Trust's continued ability to qualify for taxation as a REIT; completion of future acquisitions and dispositions, including the pending sale of the Company's gaming operations; the availability of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on current terms; competition within the lodging industry; the cyclicality of the real estate business and the hotel business; foreign exchange fluctuations; general real estate and national and international economic conditions; political, financial and economic conditions and uncertainties in countries in which the Company owns property or operates; the ability of the Company, owners of properties it manages or franchises and others with which it does business to address the Year 2000 issue, and the costs associated therewith; the adoption by several European countries of the Euro as their national currency; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Company and the Trust. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                             RESULTS OF OPERATIONS

     To facilitate a meaningful comparison between periods, this Management's Discussion and Analysis focuses on the comparison of historical information for the three months ended March 31, 1999 with the Historical As Adjusted information for the three months ended March 31, 1999 and pro forma information for the periods covered, which management believes provides the most meaningful comparison among periods presented. The Historical As Adjusted information reflects the historical results of ITT, inclusive of Starwood and Westin, for the period from January 1, 1998 through March 31, 1998 as if the ITT Merger had taken place on January 1, 1998. The pro forma information reflects the ITT Merger and certain actual and planned asset dispositions as if they had occurred on January 1, 1998. Period-to-period comparisons of the Company's historical information are, in management's view, less relevant to an understanding of the Company due to the significance of the ITT Merger and the Westin Merger.

     The following unaudited condensed consolidated pro forma statement of operations for the three months ended March 31, 1999 gives effect as of January 1, 1999 to certain actual and planned asset dispositions and certain cost savings relating to the ITT Merger. The pro forma information is based upon the historical financial information for the Company for the three months ended March 31, 1999 and the assumptions and adjustments set forth below. The pro forma information does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1999, or to project results for any future period.

       UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                            PRO FORMA
                                                              HISTORICAL   ADJUSTMENTS     PRO FORMA
                                                              ----------   -----------     ---------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Owned, leased and consolidated joint venture hotels.........    $  770        $   --        $  770
Management and franchise fees...............................        59            --            59
Unconsolidated joint ventures and other.....................        22            --            22
                                                                ------        ------        ------
                                                                   851            --           851
                                                                ------        ------        ------
COSTS AND EXPENSES
Owned, leased and consolidated joint venture hotels.........       541            --           541
Selling, general and administrative.........................        48            (7)(a)        41
Depreciation and amortization...............................       119            --           119
                                                                ------        ------        ------
                                                                   708            (7)          701
                                                                ------        ------        ------
                                                                   143             7           150
Interest expense, net.......................................      (120)           26(b)        (85)
                                                                                   4(c)
                                                                                   5(d)
Gain on sale of real estate and investments.................         8            --             8
Miscellaneous expense.......................................       (15)           --           (15)
                                                                ------        ------        ------
                                                                    16            42            58
Income tax expense..........................................      (942)          (17)         (959)
Minority equity in net loss.................................         1            --             1
                                                                ------        ------        ------
Income (loss) from continuing operations....................    $ (925)       $   25        $ (900)
                                                                ======        ======        ======

Earnings per Share -- basic.................................    $(4.86)                     $(4.73)
                                                                ======                      ======
Earnings per Share -- diluted...............................    $(4.86)                     $(4.73)
                                                                ======                      ======
Weighted average number of Shares...........................       190                         190
                                                                ======                      ======
Weighted average number of Shares assuming dilution.........       190                         190
                                                                ======                      ======

---------------
(a) Represents the estimated savings resulting from the combination of certain identified benefit plans as a result of the ITT Merger as if the new combined plans had been in place as of January 1, 1999.

(b) Represents the reduction of interest expense assuming the paydown of the Company's senior secured notes facility ("Senior Secured Notes Facility") with the estimated $3.2 billion of proceeds from the pending sale of the Company's gaming operations (including Desert Inn), net of the interest allocated to discontinued operations in the historical results (see Note 3 in the notes to the consolidated financial statements).

(c) Represents the reduction of interest expense assuming the paydown of a portion of the Senior Credit Facility with the net proceeds of approximately $397 million from the disposition of MSG and Educational Services as if the dispositions had occurred on January 1, 1999.

(d) Represents reduced deferred loan fee amortization on debt assumed to have been paid down as of January 1, 1999 with proceeds from actual and planned asset dispositions.

     The following unaudited condensed consolidated pro forma statement of operations for the three months ended March 31, 1998 gives effect as of January 1, 1998 to the ITT Merger and certain actual and planned asset dispositions. The pro forma information is based upon the total of historical information for the Company for the three months ended March 31, 1998 combined with the historical results for the Corporation (including Westin) and the Trust prior to the ITT Merger on February 23, 1998 ("Historical As Adjusted") and other assumptions and adjustments set forth below. This statement does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period.

       UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                                                   OTHER
                                                   PRO FORMA     HISTORICAL      PRO FORMA
                                    HISTORICAL    STARWOOD(a)    AS ADJUSTED    ADJUSTMENTS    PRO FORMA
                                    ----------    -----------    -----------    -----------    ---------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Owned, leased and consolidated
  joint venture hotels............    $ 506          $241           $747             $ --        $ 747
Management and franchise fees.....       46             6             52               --           52
Unconsolidated joint ventures and
  other...........................       13            14             27               --           27
                                      -----          ----           ----             ----        -----
                                        565           261            826               --          826
                                      -----          ----           ----             ----        -----
COSTS AND EXPENSES
Owned, leased and consolidated
  joint venture hotels............      358           176            534               --          534
Selling, general and
  administrative..................       42            11             53               (4)(b)       49
Depreciation and amortization.....       73            43            116               11(c)       127
                                      -----          ----           ----             ----        -----
                                        473           230            703                7          710
                                      -----          ----           ----             ----        -----
                                         92            31            123               (7)         116
Interest expense, net.............      (53)          (25)           (78)             (39)(d)      (79)
                                                                                       15(e)
                                                                                       19(f)
                                                                                        3(g)
                                                                                        1(h)
Gain on sale of real estate and
  investments.....................       12            --             12               --           12
                                      -----          ----           ----             ----        -----
                                         51             6             57               (8)          49
Income tax expense................      (10)           (2)           (12)              (8)(i)      (20)
Minority equity in net loss.......        1             1              2               --            2
                                      -----          ----           ----             ----        -----
Income (loss) from continuing
  operations......................    $  42          $  5           $ 47             $(16)       $  31
                                      =====          ====           ====             ====        =====
Earnings per Share -- basic.......    $0.19                                                      $0.13
                                      =====                                                      =====
Earnings per Share -- diluted.....    $0.19                                                      $0.12
                                      =====                                                      =====
Weighted average number of
  Shares..........................      188                                                        199
                                      =====                                                      =====
Weighted average number of Shares
  assuming dilution...............      191                                                        203
                                      =====                                                      =====

---------------
(a) Represents the historical results of the Corporation and the Trust, inclusive of Westin, for the period of January 1, 1998, through the closing of the ITT Merger on February 23, 1998.

(b) Represents the effects of termination of certain executives under contractual severance agreements, net of additional costs for new executives under employment contracts, removal of duplicate third-party consulting fees and termination of certain advertising contracts and rental agreements, less related termination fees.

(c) Represents the amortization expense related to the goodwill and intangible assets recorded as a result of the purchase consideration exceeding the fair market value of the combined net assets of Starwood and Westin as if the transactions had taken place on January 1, 1998.

(d) Represents the interest expense on the additional debt incurred to finance the ITT Merger for the period January 1, 1998 through February 23, 1998, at the Company's average borrowing rate.

(e) Represents the reduction of interest expense assuming the paydown of a portion of the Senior Credit Facility with the net proceeds of approximately $970 million from the following asset dispositions, as if the dispositions had occurred on January 1, 1998. The dispositions include ITT's interest in WBIS+ Channel 31 in New York City, MSG, Educational Services, and the sale of an aircraft.

(f) Represents the reduction of interest expense assuming the paydown of the Senior Secured Notes Facility with the estimated $3.2 billion of proceeds from the pending sale of the Company's gaming operations (including Desert
    Inn), net of the interest allocated to discontinued operations in the historical results (see Note 3 in the notes to the consolidated financial statements).

(g) Represents the reduction of interest expense for the paydown of term loans with the net proceeds of $239 million from the sale of 4.6 million Shares on February 24, 1998 as if such offering had taken place on January 1, 1998.

(h) Represents reduced deferred loan fee amortization on debt assumed to have been paid down as of January 1, 1998 with proceeds from the actual and planned asset dispositions described in (e) and (f) above.

(i) Represents the adjustment needed to reflect an effective tax rate of 40% on historical net income and the pro forma adjustments, assuming the Reorganization had occurred effective January 1, 1998.

HISTORICAL THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH HISTORICAL AS ADJUSTED THREE MONTHS ENDED MARCH 31, 1998

CONTINUING OPERATIONS

     Revenues. Revenues increased 3% to $851 million for the three months ended March 31, 1999 when compared to the corresponding period in 1998. The increase was primarily due to the 3% increase in revenues for the Company's owned, leased and consolidated joint venture hotels to $770 million for the three months ended March 31, 1999 when compared to $747 million in the corresponding period of 1998. The increase resulted primarily from the increase in revenues at the Company's 172 owned, leased and consolidated joint venture hotels (excluding minority interest in consolidated joint ventures) held in both periods ("172 Comparable Hotels"). The 5% increase in revenues at the 172 Comparable Hotels to $746 million for the three months ended March 31, 1999 when compared to $710 million in the same period in 1998 was offset, in part, by a $20 million decrease in revenues from eight hotels sold in May 1998. The increase in revenues at the 172 Comparable Hotels resulted from an increase in revenue per available room ("REVPAR") at these hotels of 4.4% to $96.45 for the three months ended March 31, 1999 when compared to the same period of 1998; an increase in average daily rate ("ADR") of 4.0% to $145.58 for the three months ended March 31, 1999 when compared to the corresponding 1998 period; and a slight increase in occupancy rates to 66.3% for the three months ended March 31, 1999 when compared to 66.0% in the same period of 1998. REVPAR at the Company's international owned, leased and consolidated joint venture hotels increased 4.4% for the three months ended March 31, 1999 when compared to the same period of 1998. REVPAR at owned, leased and consolidated joint venture properties in North America increased 4.5% for the three months ended March 31, 1999 when compared to the same period of 1998.

     Management and franchise fees earned by Starwood increased 13% to $59 million for the three months ended March 31, 1999 when compared to the same period of 1998. The increase resulted primarily from the addition of hotels to the Company's management and franchise system and the stronger performance at the Company's existing managed and franchised hotels. The Company added 22 hotels to the management and franchise system during the first quarter of 1999, offset by two hotels deleted from the system during the same quarter.

     Revenues from unconsolidated joint ventures and other income decreased to $22 million for the three months ended March 31, 1999 from $27 million in the same period in 1998. The decrease resulted primarily from a decrease in earnings from unconsolidated joint ventures.

     Costs and Expenses. Costs and expenses for the Company's owned, leased and consolidated joint venture hotels increased 1% for the three months ended March 31, 1999 to $541 million when compared to the corresponding period of 1998. The increase in costs and expenses is due primarily to the reopening of hotels in late 1998 that were closed for renovations in early 1998.

     Selling, general and administrative expenses decreased to $48 million in the three months ended March 31, 1999 from $53 million in the corresponding period of 1998. The decrease is primarily due to savings associated with the ITT Merger and Westin Merger that resulted in the ITT World Headquarters closure in New York and a significant downsizing at the Westin office in Seattle, Washington and the Sheraton office in Boston, Massachusetts, offset by the increase in corporate employees at the Company's headquarters in White Plains, New York.

     EBITDA.(1) The Company's EBITDA from continuing operations increased 8% to $266 million in the three months ended March 31, 1999 when compared to $246 million in the corresponding period of 1998. The increase was primarily due to the improved results at the Company's 172 Comparable Hotels which increased 12% over the prior year. The increase in EBITDA at the 172 Comparable Hotels to $226 million in the three months ended March 31, 1999 when compared to $201 million in the corresponding period of 1998 was offset, in part, by the $9 million decrease in EBITDA as a result of the sale of eight hotels, in May 1998. The EBITDA improvement at the 172 Comparable Hotels was due primarily to the increase in ADR discussed above. EBITDA margins for these hotels increased 1.9 percentage points to 30.3% in the three months ended March 31, 1999 when compared to 1998. Starwood believes that the improvement in the EBITDA margin is attributable in part to the continued implementation of cost containment steps and the Company's ability to realize purchasing synergies as a result of the ITT Merger and the Westin Merger.

     Depreciation and Amortization. Depreciation and amortization expense increased to $119 million in the three months ended March 31, 1999 compared to $116 million in 1998. The increase was due to the commencement of depreciation on certain newly completed hotel projects. The increase was also attributed to the adoption by the Company in July 1998 of the estimated useful lives used by ITT for depreciation prior to the ITT Merger, offset by a reduction in depreciation expense as a result of the sale of eight hotels in May 1998.

     Net Interest Expense. Interest expense for the three months ended March 31, 1999, which is net of interest income of $5 million and $7 million and discontinued operations allocations of $40 million and $54 million in 1999 and 1998, respectively, increased to $120 million as compared to $78 million in 1998. The increase relates primarily to the debt incurred to finance the ITT Merger and Westin Merger and the repurchase of $800 million in Shares in 1998, offset by the reduction in debt from approximately $1.1 billion of proceeds from dispositions since the end of the first quarter of 1998.

DISCONTINUED OPERATIONS

     Net loss from discontinued operations was $0.3 million in the 1999 quarter compared with a loss of $23 million in the 1998 quarter. These results include the allocation of pretax Corporate interest expense of $40

---------------

(1) EBITDA is defined as income before miscellaneous expense, interest expense, income tax expense and depreciation and amortization expense. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles, nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

million and $54 million in the first quarter of 1999 and 1998, respectively. Results for the Company's gaming segment are included in discontinued operations in both periods. The first quarter 1998 results also include operating results of WD and Educational Services.

     Net gain (loss) on the disposition of discontinued operations in the first quarter of 1999 includes a net after-tax loss of $7 million from the disposition of discontinued operations compared with an after-tax gain of $977 million in the first quarter of prior year. The 1999 quarter includes, on an after-tax basis, a $173 million gain on the sale of the Company's remaining interest in Educational Services offset by an estimated $180 million loss on the pending disposition of the Company's gaming operations.

     Revenues from discontinued gaming operations increased 19% to $378 million for the three months ended March 31, 1999 when compared to the corresponding period of 1998. Costs and expenses from discontinued gaming operations for the three months ended March 31, 1999 increased 12% to $334 million when compared to the same period in 1998. The increase in revenue and costs and expenses resulted primarily from the opening of Caesars Indiana in November 1998.

     EBITDA from discontinued gaming operations for the three months ended March 31, 1999 was $88 million compared to $63 million in 1998. The increase in gaming EBITDA resulted from positive results at Caesars Palace in Las Vegas and the opening of Caesars Indiana.

PRO FORMA THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH PRO FORMA THREE MONTHS ENDED MARCH 31, 1998

     The above discussion and analysis regarding historical versus Historical As Adjusted results is applicable to the operating results of the Company on a pro forma basis except for selling, general and administrative expenses and interest expense. Therefore, the following discussion and analysis of pro forma results is provided to facilitate a meaningful comparison of these expenses between periods.

CONTINUING OPERATIONS

     Costs and Expenses. Selling, general and administrative expenses decreased to $41 million in the three months ended March 31, 1999 from $49 million in the corresponding period of 1998. The decrease is primarily due to savings associated with the ITT Merger and Westin Merger that resulted in the ITT World Headquarters closure in New York and a significant downsizing at the Westin office in Seattle, Washington and the Sheraton office in Boston, Massachusetts, offset by the inclusion in selling, general and administrative expenses, in the first quarter of 1998, of a foreign exchange gain of $7 million.

     Net Interest Expense. Interest expense for the three months ended March 31, 1999, which is net of interest income of $5 million and $7 million and discontinued operations allocations of $40 million and $54 million in 1999 and 1998, respectively, increased to $85 million as compared to $79 million in 1998. The increase relates primarily to the debt incurred to finance the repurchase of approximately $800 million of the Company's Shares primarily in the second and third quarters of 1998 offset by the reduction in debt from the sale of eight hotels in May 1998 for $245 million in cash.

SEASONALITY AND DIVERSIFICATION

     The hotel industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company's revenues historically have been lower in the first quarter than in the second, third or fourth quarters.

SAME-STORE OWNED HOTEL RESULTS

     The following table summarizes average occupancy, ADR and REVPAR on a year-to-year basis for the Company's same-store owned, leased and consolidated joint venture hotel properties for the three months ended March 31, 1999 and 1998. The results for the first quarter of 1999 and 1998 represent results for the 149 same-store owned, leased and consolidated joint venture hotels (excluding 3 seasonal hotels closed during the quarter, 10 hotels under significant renovation during the first quarter of 1999 and 10 hotels under renovation during the first quarter of 1998).

              OWNED, LEASED AND CONSOLIDATED JOINT VENTURE HOTELS

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------    PERCENTAGE
                                                               1999       1998       VARIANCE
                                                              -------    -------    ----------
WORLDWIDE
Number of hotels............................................      149        149
Number of rooms.............................................   48,069     48,069
REVPAR......................................................  $ 99.30    $ 95.40        4.1%
ADR.........................................................  $145.57    $140.74        3.4%
Occupancy...................................................     68.2%      67.8%       0.4%
NORTH AMERICA
Number of hotels............................................      104        104
Number of rooms.............................................   34,677     34,677
REVPAR......................................................  $ 99.38    $ 95.24        4.3%
ADR.........................................................  $144.82    $140.67        3.0%
Occupancy...................................................     68.6%      67.7%       0.9%
INTERNATIONAL
Number of hotels............................................       45         45
Number of rooms.............................................   13,392     13,392
REVPAR......................................................  $ 99.08    $ 95.83        3.4%
ADR.........................................................  $147.67    $140.94        4.8%
Occupancy...................................................     67.1%      68.0%      (0.9)%

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     Cash flow from operating activities is the principal source of cash used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust. The Company anticipates that cash flow provided by operating activities will be sufficient to service short and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including all distributions to shareholders.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

     In addition to cash flow from operating activities, the Company intends to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through its credit facilities described below, through dispositions of certain non-core assets and, when market conditions warrant, through the issuance of additional equity or debt securities.

     During 1998, the Company completed over $2.9 billion in non-core asset divestitures. As of January 1, 1999 through the date of this filing, Starwood has completed over $465 million of non-core asset divestitures. Management expects to complete the sale of its gaming operations, including the Desert Inn, for aggregate proceeds of approximately $3.3 billion by year-end 1999. The proceeds from the actual divestitures have been used primarily to retire debt, and the Company plans to use the proceeds generated from future divestitures to pay down debt and for general corporate purposes.

     As a result of the Reorganization, Starwood will pay significantly more in federal income taxes, and will have the ability to retain significantly more earnings than was previously the case. Starwood anticipates that its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund maintenance, capital expenditures and acquisitions.

     DISTRIBUTIONS. In connection with the Reorganization, the Company reduced its quarterly dividend to be paid by the Trust to $0.15 per Share. During the first quarter of 1999, the Trust paid a distribution of $0.15 per Share for the fourth quarter of 1998. During the first quarter of 1998, the Trust paid a distribution of $0.48 per Share for the fourth quarter of 1997.

     LOANS AND CREDIT FACILITIES. On February 23, 1998, Starwood obtained two credit facilities ($5.6 billion in total) with Lehman Brothers, Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company's existing indebtedness and to provide funds for general corporate purposes. These facilities are comprised of the Senior Credit Facility and the Senior Secured Notes Facility.

     Following is a summary of the Company's debt portfolio as of March 31, 1999:

                                                    AMOUNT
                                    AMOUNT OF   OUTSTANDING AT                    INTEREST RATE AT    AVERAGE
                                    FACILITY    MARCH 31, 1999   INTEREST TERMS    MARCH 31, 1999    MATURITY
                                    ---------   --------------   --------------   ----------------   ---------
                                      (DOLLARS IN MILLIONS)
FLOATING RATE DEBT
Senior Credit Facility:
  Five-Year Term Loan.............   $1,000        $ 1,000        LIBOR+1.25%           6.16%        3.9 years
  Revolving Credit Facility.......    1,100            455        LIBOR+1.25%           6.16%        3.9 years
Senior Secured Notes Facility:
  Tranche One Loans...............    2,500          2,500        LIBOR+3.75%           8.66%        3.9 years
  Tranche Two Loans...............    1,000          1,000        LIBOR+2.75%           7.66%        3.9 years
Mortgages and other...............                     562            Various           6.24%        4.6 years
Starwood interest rate swaps......                  (1,032)                             6.16%               --
                                                   -------
Total/average.....................                 $ 4,485                              7.89%        4.0 years
                                                   =======                              ====         =========

                                                   AMOUNT
                                   AMOUNT OF   OUTSTANDING AT                    INTEREST RATE AT    AVERAGE
                                   FACILITY    MARCH 31, 1999   INTEREST TERMS    MARCH 31, 1999     MATURITY
                                   ---------   --------------   --------------   ----------------   ----------
                                     (DOLLARS IN MILLIONS)
FIXED RATE DEBT
ITT public debt..................                 $ 1,995                              6.79%         8.4 years
Caesars public debt..............                     150                              8.88%         3.4 years
Mortgages and other..............                     843                              7.44%        12.4 years
Starwood interest rate swaps.....                   1,032                              7.34%                --
                                                  -------                              ----         ----------
Total/average....................                 $ 4,020                              7.14%         9.2 years
                                                  =======                              ====         ==========
TOTAL DEBT
Total debt and average terms.....                 $ 8,505                              7.54%         5.8 years
                                                  =======                              ====         ==========
Less: debt allocated to
  discontinued gaming
  operations.....................                 $(2,322)
                                                  =======
Total debt directly attributable
  to continuing operations.......                 $ 6,183
                                                  =======

     A portion of the Senior Credit Facility that was scheduled to mature on February 23, 1999, in the aggregate amount of $542 million, was refinanced primarily with the proceeds from the Mortgage Loan transaction that was completed in February 1999. The Mortgage Loan matures on February 1, 2009, is secured by 11 domestic owned hotels and bears interest at a blended rate of 6.98%.

     On March 8, 1999, the Company entered into an $83 million long-term debt obligation secured by mortgages on two international hotels. This obligation bears interest at LIBOR plus 1.35%, matures on March 8, 2006 and is subject to various restrictive financial covenants including maintaining a minimum debt service coverage ratio. The proceeds from this financing were used to pay down certain intercompany loans due from the international hotels.

     Based upon the current level of operations, the proceeds from recent dispositions and the expected disposition of the gaming operations, together with available borrowings under the Revolving Credit Facility, management believes that the Company's cash flow from operations will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, marketing and advertising expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future, including at least the next three years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company's debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company's ability to make scheduled principal payments, to pay interest on or to refinance the Company's indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company's control. There can be no assurance that sufficient funds will be available to enable Starwood to service its indebtedness or to make necessary capital expenditures, marketing and advertising expenditures and program and other discretionary investments.

STOCK SALES AND REPURCHASES

     On February 23, 1998, Starwood completed the ITT Merger. Each outstanding share of common stock of ITT ("ITT Common Stock"), other than those that were converted into cash pursuant to a cash election by the holder (and other than shares owned directly or indirectly by ITT or Starwood, which shares were canceled), was converted into 1.543 Shares. Pursuant to cash election procedures, approximately 35 million (pre-reverse acquisition) shares of ITT Common Stock, representing approximately 30% of the outstanding shares prior to the ITT Merger, were converted into $85 in cash per share. In addition, each share of ITT Common Stock was converted into additional cash consideration in the amount of $0.37493151.

     As a part of its Share repurchase program, the Company sold equity put options during 1998 for $1.8 million in premiums, which options entitled the holder, at the expiration date, to sell one million Shares to the Company at contractually specified prices. During the first quarter of 1999, the Company repurchased 500,000 Shares for $16 million under certain of the equity put option contracts. As of March 31, 1999, all of the remaining equity put option contracts had expired.

                                 OTHER MATTERS

YEAR 2000

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning with dates in the year 2000, these date code fields need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates ("Year 2000 Compliant"). As a result, the computerized systems, which include information technology and non-information technology systems, and applications used by the Company need to be reviewed, evaluated and modified or replaced, if necessary, to ensure all such financial, information and operational systems are Year 2000 Compliant.

     STATE OF READINESS. Starwood is addressing the Year 2000 Compliance issue by separately focusing on the Company's central facilities, which include all of its non-operating facilities, and on the Company's hotel properties.

     Starwood has identified the critical central facility business applications that may be affected by the Year 2000, such as the reservation system application, including the frequent stay programs, and communication system applications. The Company has conducted the discovery and assessment stages on the reservations and communication system applications and assembled a team to implement modifications or upgrades, as necessary, and to test results. The majority of the Company's core business applications passed the final testing, which was performed by internal personnel and independent third parties in the second quarter of 1998. This testing process consisted of testing of the internal code and conducting over 9,000 test cases on the applicable systems. The specific testing included a three-step process comprised of baseline tests, Year 2000 date tests and code enhancement tests. An additional due diligence step will be performed during the second quarter of 1999 which includes retesting the critical system processes to validate the previous Year 2000 Compliance status.

     Starwood is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance. During 1998, Starwood and an independent third-party reservation information service provider, with whom the Company has a material relationship, began testing to ensure the compatibility of the Company's reservation system with the service provider's reservation services. Starwood and this service provider expect to complete their compatibility validation testing by the third quarter of 1999.

     Starwood is also assessing its hardware components at its central facilities, all of which are expected to be modified or upgraded, as necessary, to ensure Year 2000 Compliance by the third quarter of 1999.

     Starwood has completed the initial assessment of the applications and hardware at the Company's owned and managed hotel properties. In the third quarter of 1998, validation tools and resources were deployed to the hotel properties that did not have an existing program in place. These tools consisted of asset management tools for analysis of all applications and data checking tools for patch application purposes and testing Year 2000 readiness of the equipment. Any equipment failing the testing was automatically remediated. The domestic Year 2000 team, which is scheduled to visit each domestic hotel property, is comprised of independent consultants and five individuals from Starwood that are dedicated to the Year 2000 project. Each of the international properties has appointed internal personnel to address Year 2000 Compliance and has access to such independent consultants, if necessary. Once the test statistics for the hotel property applications and hardware are collected, the information will be sent to an independent third party for Year 2000 Compliance verification. Based on the results of the compliance verification, Starwood expects to address remediation efforts by the third quarter of 1999.

     YEAR 2000 PROJECT COSTS. Starwood estimates that total costs for the Year 2000 Compliance review, evaluation, assessment and remediation efforts for the central facilities and owned hotel properties should not exceed $30 million, although there can be no assurance that actual costs will not exceed this amount. Of this amount, approximately $5 million had been expended as of March 31, 1999.

     STARWOOD YEAR 2000 RISKS. Since all major computerized central facilities reservation systems and applications have been tested and reservations for the year 2000 have been accepted, Starwood believes that it has addressed all significant risks related to the Company's reservation function. The remaining risks relate to the non-critical business applications, support hardware for the central facilities and embedded systems at the properties owned or managed by the Company. A failure of certain of these systems to become Year 2000 Compliant could disrupt the timeliness or the accuracy of management information provided by the central facilities.

     Starwood has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. Risk assessments and contingency planning scenarios, where required, will be finalized in the first six months of 1999. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 Compliant, the Company will seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed timely or that qualified replacement vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's computer systems and operations.

     CONTINGENCY PLAN. Starwood is in the process of developing its contingency plan for the central facilities and the hotel properties to provide for the most reasonably likely worst case scenarios regarding Year 2000 Compliance. This contingency planning is expected to be completed by the third quarter of 1999.

EUROPEAN UNION CURRENCY CONVERSIONS

     On January 1, 1999, 11 of the 15 member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies and the Euro. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in 10 of the 11 Participating Countries. The effect on the Company of the adoption of the Euro by the Participating Countries in which it operates is currently uncertain. However, it is possible that the Euro adoption will result in increased competition within the European market. In addition, a number of the Company's information systems are not currently Euro compliant. The Company is currently evaluating and updating its information systems to make them Euro compliant; however, there is no assurance that the Company or third-party vendors of applications used by the Company will successfully bring all of their systems into compliance. Failure of the Company or such third parties to do so could result in disruptions in the processing of transactions in Euros or computed by reference to the Euro.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There were no material changes to the information provided in Item 7A in the Company's Joint Annual Report on Form 10-K regarding the Company's market risk.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     As a part of its Share repurchase program, the Company sold equity put options during 1998 for $1.8 million in premiums, which options entitled the holder, at the expiration date, to sell one million Shares to the Company at contractually specified prices. During the first quarter of 1999, the Company repurchased 500,000 Shares for $16 million under certain of the equity put option contracts. As of March 31, 1999, all of the remaining equity put option contracts had expired. The offer and sale of these options was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

THE CORPORATION

     On January 6, 1999, the Corporation held its 1998 annual meeting of stockholders (the "Corporation Meeting"). At the Corporation Meeting, the stockholders of the Corporation (i) approved the proposed Reorganization of Starwood pursuant to the Agreement and Plan of Restructuring, dated as of September 16, 1998 and amended as of November 30, 1998 (the "Reorganization Agreement"), among the Corporation, ST Acquisition Trust and the Trust; (ii) elected to the Board of Directors Bruce M. Ford, Graeme W. Henderson, Earle F. Jones and Daniel W. Yih, each to serve for a three-year term; and (iii) approved the amendment and restatement of the Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan. Ms. Brenda C. Barnes and Messrs. Juergen Bartels, Jonathan D. Eilian, Michael A. Leven, Richard D. Nanula, Daniel W. Stern, Barry
S. Sternlicht and Barry S. Volpert continued to serve as Directors following the Corporation Meeting.

     The following table sets forth, with respect to each matter voted upon at the Corporation Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or the number of votes withheld including, with respect to the Reorganization Proposal, broker non-votes) with respect to such matter:

                                          VOTES FOR     VOTES AGAINST    ABSTENTIONS    VOTES WITHHELD
                                         -----------    -------------    -----------    --------------
Reorganization Proposal................  122,793,657      2,197,315       1,458,303       18,842,090
Election of Directors:
  Bruce M. Ford........................  141,532,602                                       3,758,763
  Graeme W. Henderson..................  143,361,023                                       1,930,342
  Earle F. Jones.......................  143,355,769                                       1,935,596
  Daniel W. Yih........................  143,353,789                                       1,937,576
Amendment and Restatement of the
  Starwood Hotels & Resorts Worldwide,
  Inc. 1995 Long-Term Incentive Plan...  135,739,957      8,179,955       1,371,453

THE TRUST

     On January 6, 1999, the Trust held its 1998 annual meeting of shareholders (the "Trust Meeting"). At the Trust Meeting, the shareholders of the Trust (i) approved the proposed Reorganization of Starwood pursuant to the Reorganization Agreement; (ii) elected to the Board of Trustees Madison F. Grose, George J. Mitchell and Stuart M. Rothenberg, each to serve for a three-year term; and
(iii) approved the amendment and restatement of the Starwood Hotels & Resorts 1995 Long-Term Incentive Plan. Messrs. Jean-Marc Chapus, Bruce W. Duncan, Roger
S. Pratt, Stephen R. Quazzo, Barry S. Sternlicht and Raymond S. Troubh continued to serve as Trustees following the Trust Meeting.

     The following table sets forth, with respect to each matter voted upon at the Trust Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or the number of votes withheld including, with respect to the Reorganization Proposal, broker non-votes) with respect to such matter:

                                          VOTES FOR     VOTES AGAINST    ABSTENTIONS    VOTES WITHHELD
                                         -----------    -------------    -----------    --------------
Reorganization Proposal................  131,088,497      2,145,203       1,428,932       18,842,091
Election of Trustees:
  Madison F. Grose.....................  149,748,375                                       3,756,348
  George J. Mitchell...................  151,643,795                                       1,860,928
  Stuart M. Rothenberg.................  151,657,789                                       1,846,934
Amendment and Restatement of the
  Starwood Hotels & Resorts 1995 Long-
  Term Incentive Plan..................  143,004,896      8,964,757       1,535,070

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Declaration of Trust of the Trust,
          amended and restated as of January 6, 1999, as amended
          through April 16, 1999.(1)
  3.2     Charter of the Corporation, amended and restated as of
          February 1, 1995, as amended through March 26, 1999
          (incorporated by reference to Exhibit 3.2 to the
          Corporation's and the Trust's Joint Annual Report on Form
          10-K for the year ended December 31, 1998, as amended by the
          Form 10-K/A filed May 17, 1999 (as so amended, the "1998
          Form 10-K")).
  3.3     Bylaws of the Trust, as amended through April 16, 1999.(1)
  3.4     Bylaws of the Corporation, as amended through April 15,
          1999.(1)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.1     Amended and Restated Intercompany Agreement, dated as of
          January 6, 1999, between the Corporation and the Trust
          (incorporated by reference to Exhibit 3 to the Trust's
          Registration Statement on Form 8-A filed on December 21,
          1998, except that on January 6, 1999, the Intercompany
          Agreement was executed and dated as of January 6, 1999).
  4.2     Rights Agreement, dated as of March 15, 1999, between the
          Corporation and Chase Mellon Shareholder Services, L.L.C.,
          as Rights Agent (incorporated by reference to Exhibit 4 to the Corporation's and the Trust's Joint Current Report on
          Form 8-K dated March 15, 1999).
 10.1     Third Amended and Restated Limited Partnership Agreement for
          Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
 10.2     Third Amended and Restated Limited Partnership Agreement for
          Operating Partnership, dated January 6, 1999, among the
          Corporation and the limited partners of Operating
          Partnership (incorporated by reference to Exhibit 10.2 to
          the 1998 Form 10-K).
 10.3     Seventh Amendment to the Credit Agreement, dated as of March
          5, 1999, among the Trust, Realty Partnership, the
          Corporation, ITT, the lenders party to the Credit Agreement,
          Bankers Trust Company and The Chase Manhattan Bank, as
          Administrative Agents, and Lehman Commercial Paper Inc. and
          Bank of Montreal, as Syndication Agents (incorporated by
          reference to Exhibit 10.51 to the 1998 Form 10-K).
 10.4     Loan Agreement, dated as of January 27, 1999, among the
          Borrowers named therein, as Borrowers, Starwood Operator I
          LLC, as Operator, and Lehman Brothers Holdings Inc. d/b/a/
          Lehman Capital, a division of Lehman Brothers Holdings Inc.
          (incorporated by reference to Exhibit 10.58 to the 1998 Form
          10-K).
 10.5     Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada
          Corp., Caesars World, Inc., Sheraton Desert Inn Corporation,
          Sheraton Tunica Corporation and Park Place Entertainment
          Corporation.(1)
 10.6     Separation Agreement, dated as of April 30, 1999, between
          the Corporation and Richard D. Nanula.(1)
 27.1     Financial Data Schedule for the Corporation.(1)
 27.2     Financial Data Schedule for the Trust.(1)

---------------
(1) Filed herewith.

(b) REPORTS ON FORM 8-K

     During the first quarter of 1999, Starwood filed the following Current Reports on Form 8-K:

     (i) Joint Current Report on Form 8-K dated December 31, 1998, reporting under Item 5 the execution by the Corporation of the First Indenture Supplement to the Amended and Restated Indenture dated as of December 19, 1995 (the "Indenture") between ITT, as issuer, and The First National Bank of Chicago, as trustee and guarantor of the Securities (as defined in the Indenture), issued pursuant to the Indenture with an aggregate outstanding principal amount of $2 billion.

     (ii) Joint Current Report on Form 8-K dated January 6, 1999, reporting under Items 1 and 2 the completion of the reorganization of Starwood in accordance with the Reorganization Agreement.

     (iii) Joint Current Report on Form 8-K dated March 15, 1999, reporting under Item 5 the adoption by the Corporation of the Rights Agreement and related amendments to its Bylaws.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS                              STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

By:                                                    By:
                                                       -------------------------------------------------
-----------------------------------------------------      Barry S. Sternlicht
    Barry S. Sternlicht                                    Chairman and Chief Executive Officer
    Chairman and Chief Executive Officer

By:                                                    By:
                                                       -------------------------------------------------
-----------------------------------------------------      Ronald C. Brown
    Ronald C. Brown                                        Vice President and Chief Financial
    Executive Vice President and                           and Accounting Officer
    Chief Financial Officer

Date: ---------------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
  3.1     Amended and Restated Declaration of Trust of the Trust,
          amended and restated as of January 6, 1999, as amended
          through April 16, 1999.(1)
  3.2     Charter of the Corporation, amended and restated as of
          February 1, 1995, as amended through March 26, 1999
          (incorporated by reference to Exhibit 3.2 to the
          Corporation's and the Trust's Joint Annual Report on Form
          10-K for the year ended December 31, 1998, as amended by the
          Form 10-K/A filed May 17, 1999 (as so amended, the "1998
          Form 10-K")).
  3.3     Bylaws of the Trust, as amended through April 16, 1999.(1)
  3.4     Bylaws of the Corporation, as amended through April 15,
          1999.(1)
  4.1     Amended and Restated Intercompany Agreement, dated as of
          January 6, 1999, between the Corporation and the Trust
          (incorporated by reference to Exhibit 3 to the Trust's
          Registration Statement on Form 8-A filed on December 21,
          1998, except that on January 6, 1999, the Intercompany
          Agreement was executed and dated as of January 6, 1999).
  4.2     Rights Agreement, dated as of March 15, 1999, between the
          Corporation and Chase Mellon Shareholder Services, L.L.C.,
          as Rights Agent (incorporated by reference to Exhibit 4 to the Corporation's and the Trust's Joint Current Report on
          Form 8-K dated March 15, 1999).
 10.1     Third Amended and Restated Limited Partnership Agreement for
          Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
 10.2     Third Amended and Restated Limited Partnership Agreement for
          Operating Partnership, dated January 6, 1999, among the
          Corporation and the limited partners of Operating
          Partnership (incorporated by reference to Exhibit 10.2 to
          the 1998 Form 10-K).
 10.3     Seventh Amendment to the Credit Agreement, dated as of March
          5, 1999, among the Trust, Realty Partnership, the
          Corporation, ITT, the lenders party to the Credit Agreement,
          Bankers Trust Company and The Chase Manhattan Bank, as
          Administrative Agents, and Lehman Commercial Paper Inc. and
          Bank of Montreal, as Syndication Agents (incorporated by
          reference to Exhibit 10.51 to the 1998 Form 10-K).
 10.4     Loan Agreement, dated as of January 27, 1999, among the
          Borrowers named therein, as Borrowers, Starwood Operator I
          LLC, as Operator, and Lehman Brothers Holdings Inc. d/b/a/
          Lehman Capital, a division of Lehman Brothers Holdings Inc.
          (incorporated by reference to Exhibit 10.58 to the 1998 Form
          10-K).
 10.5     Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada
          Corp., Caesars World, Inc., Sheraton Desert Inn Corporation,
          Sheraton Tunica Corporation and Park Place Entertainment
          Corporation.(1)
 10.6     Separation Agreement, dated as of April 30, 1999, between
          the Corporation and Richard D. Nanula.(1)
 27.1     Financial Data Schedule for the Corporation.(1)
 27.2     Financial Data Schedule for the Trust.(1)

---------------
(1) Filed herewith.