Form 10-Q
period 1999-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 1999-08-13
CIK 316206, 48595

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO


       COMMISSION FILE NUMBER: 1-7959                 COMMISSION FILE NUMBER: 1-6828
              STARWOOD HOTELS &                              STARWOOD HOTELS &
           RESORTS WORLDWIDE, INC.                                RESORTS
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

                              Yes [X]       No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     178,338,161 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 178,338,161 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of August 13, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Starwood Hotels & Resorts Worldwide, Inc.:
         Consolidated Balance Sheets as of June 30, 1999 and December
         31, 1998....................................................    3
         Consolidated Statements of Operations for the Three and Six
         Months Ended      June 30, 1999 and 1998....................    4
         Consolidated Statements of Comprehensive Income for the
         Three and Six Months      Ended June 30, 1999 and 1998......    5
         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999      and 1998...........................    6
         Starwood Hotels & Resorts:
         Consolidated Balance Sheets as of June 30, 1999 and December
         31, 1998....................................................    7
         Consolidated Statements of Operations for the Three Months
         Ended June 30, 1999      and 1998, for the Six Months Ended
         June 30, 1999 and for the Period from      February 23, 1998
         to June 30, 1998............................................    8
         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and      for the Period from February
         23, 1998 to June 30, 1998...................................    9
         Notes to Financial Statements...............................   10
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of   Operations.................................   17
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   30

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   31
Item 2.  Changes in Securities and Use of Proceeds...................   31
Item 4.  Submission of Matters to a Vote of Security Holders.........   31
Item 6.  Exhibits and Reports on Form 8-K............................   31

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") and Starwood Hotels & Resorts (the "Trust"), collectively referred to herein as the "Company," are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's Joint Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 and should be read in conjunction therewith, and with the Form 8-K filed on July 23, 1999, which reflects Starwood's gaming segment as a discontinued operation. See the notes to the consolidated financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. Results for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   169        $   157
  Accounts receivable, net of allowance for doubtful
    accounts of $49 and $55.................................        510            484
  Inventories...............................................         60             58
  Prepaid expenses and other................................         78             75
                                                                -------        -------
         Total current assets...............................        817            774
Investments.................................................        401            336
Plant, property and equipment, net..........................      7,712          7,857
Goodwill and intangible assets, net.........................      2,717          2,714
Other assets................................................        558            570
Net assets held for sale....................................         --             63
Net assets of discontinued operations.......................        883          1,103
                                                                -------        -------
                                                                $13,088        $13,417
                                                                =======        =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   172        $   169
  Accrued expenses..........................................        801            782
  Short-term borrowings and current maturities of long-term
    debt....................................................        209            687
  Other current liabilities.................................        200            183
                                                                -------        -------
         Total current liabilities..........................      1,382          1,821
Long-term debt..............................................      5,925          5,802
Deferred income taxes.......................................      1,522            529
Other liabilities...........................................        359            384
Minority interest...........................................        213            244
                                                                -------        -------
                                                                  9,401          8,780
                                                                -------        -------
Equity put options..........................................         --             32
                                                                -------        -------
Class B exchangeable preferred shares of the Trust, at
  redemption value of $38.50................................        148            149
                                                                -------        -------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares of the Trust; $0.01
    par value; authorized 30,000,000 shares; outstanding
    3,944,642 and 4,373,457 shares at June 30, 1999 and
    December 31, 1998, respectively.........................         --             --
  Corporation common stock; $0.01 par value; authorized
    1,050,000,000 shares; outstanding 178,689,625 and
    175,574,135 shares at June 30, 1999 and December 31,
    1998, respectively......................................          2              2
  Trust common shares of beneficial interest; $0.01 par
    value; authorized 1,200,000,000 shares; outstanding
    175,574,135 shares at December 31, 1998.................         --              2
  Trust Class B shares of beneficial interest; $0.01 par
    value; authorized 1,000,000,000 shares; outstanding
    178,689,625 shares at June 30, 1999.....................          2             --
  Additional paid-in capital................................      4,595          4,570
  Cumulative translation and marketable securities
    adjustments.............................................       (214)          (120)
  Retained earnings (accumulated deficit)...................       (846)             2
                                                                -------        -------
         Total stockholders' equity.........................      3,539          4,456
                                                                -------        -------
                                                                $13,088        $13,417
                                                                =======        =======

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS        SIX MONTHS
                                                               ENDED              ENDED
                                                              JUNE 30,           JUNE 30,
                                                           --------------    ----------------
                                                           1999     1998      1999      1998
                                                           -----    -----    ------    ------
REVENUES
Owned, leased and consolidated joint venture hotels......  $ 871    $ 848    $1,641    $1,354
Management and franchise fees............................     66       62       125       108
Unconsolidated joint ventures and other..................     31       35        53        48
                                                           -----    -----    ------    ------
                                                             968      945     1,819     1,510
                                                           -----    -----    ------    ------
COSTS AND EXPENSES
Owned, leased and consolidated joint venture hotels......    581      567     1,122       925
Selling, general and administrative......................     38       59        86       101
Restructuring and other special credits..................    (41)      --       (41)       --
Depreciation and amortization............................    117      131       236       204
                                                           -----    -----    ------    ------
                                                             695      757     1,403     1,230
                                                           -----    -----    ------    ------
                                                             273      188       416       280
Interest expense, net of interest income of $5, $9, $10
  and $16................................................   (119)    (111)     (239)     (164)
Gain on sale of real estate and investments..............     22       39        30        51
Miscellaneous expense....................................     --       --       (15)       --
                                                           -----    -----    ------    ------
                                                             176      116       192       167
Income tax expense.......................................    (29)     (26)     (971)      (36)
Minority equity..........................................     (5)      (8)       (4)       (7)
                                                           -----    -----    ------    ------
Income (loss) from continuing operations.................    142       82      (783)      124
Discontinued operations:
  Net loss from operations, net of tax expense (benefits)
     of $2, $1, $2 and $8................................     --       (9)       --       (32)
  Net gain (loss) on dispositions, net of tax of $90,
     $121 and $604.......................................     --      163        (7)    1,140
                                                           -----    -----    ------    ------
Net income (loss)........................................  $ 142    $ 236    $ (790)   $1,232
                                                           =====    =====    ======    ======
EARNINGS PER SHARE -- BASIC
Continuing operations....................................  $0.76    $0.38    $(4.21)   $ 0.59
Discontinued operations..................................     --     0.77     (0.04)     5.74
                                                           -----    -----    ------    ------
Net income (loss)........................................  $0.76    $1.15    $(4.25)   $ 6.33
                                                           =====    =====    ======    ======
EARNINGS PER SHARE -- DILUTED
Continuing operations....................................  $0.73    $0.38    $(4.21)   $ 0.58
Discontinued operations..................................     --     0.72     (0.04)     5.64
                                                           -----    -----    ------    ------
Net income (loss)........................................  $0.73    $1.10    $(4.25)   $ 6.22
                                                           =====    =====    ======    ======
Weighted average number of Shares........................    187      201       186       193
                                                           =====    =====    ======    ======
Weighted average number of Shares assuming dilution......    196      213       186       196
                                                           =====    =====    ======    ======

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             THREE MONTHS      SIX MONTHS
                                                                ENDED             ENDED
                                                               JUNE 30,         JUNE 30,
                                                             ------------    ---------------
                                                             1999    1998    1999      1998
                                                             ----    ----    -----    ------
Net income (loss)..........................................  $142    $236    $(790)   $1,232
Other comprehensive income:
Foreign currency translation adjustments --
  Foreign currency translation arising during the period...   (23)    (14)     (94)      (46)
  Unrealized holding losses arising during the period......    --      (1)      --        (1)
  Reclassification adjustment for losses included in net
     income................................................    --      --       --        33
                                                             ----    ----    -----    ------
                                                              (23)    (15)     (94)      (14)
                                                             ----    ----    -----    ------
Comprehensive income (loss)................................  $119    $221    $(884)   $1,218
                                                             ====    ====    =====    ======

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  (790)   $ 1,232
Exclude:
Discontinued operations --
  Net loss from operations..................................       --         32
  Net loss (gain) on dispositions...........................        7     (1,140)
                                                              -------    -------
Income (loss) from continuing operations....................     (783)       124
Adjustments to income (loss) from continuing operations:
  Depreciation and amortization.............................      236        204
  Amortization of deferred loan costs.......................        9         --
  Non-cash portion of Reorganization charge.................      936         --
  Provision for doubtful accounts...........................        5          3
  Minority equity...........................................        4          7
  Equity income, net of dividends received..................      (17)        (9)
  Gain on sale of real estate and investments...............      (30)       (51)
Changes in working capital:
  Accounts receivable.......................................      (49)       (37)
  Inventories...............................................       (3)        --
  Accounts payable..........................................       11        (13)
  Accrued expenses..........................................     (109)      (407)
Accrued and deferred income taxes...........................      (11)        31
Other, net..................................................      (83)       (39)
                                                              -------    -------
  Cash from (used for) continuing operations................      116       (187)
  Cash from (used for) discontinued operations..............       74       (227)
                                                              -------    -------
  Cash from (used for) operating activities.................      190       (414)
                                                              -------    -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................     (190)      (206)
Proceeds from asset sales...................................      429      2,772
Collection of notes receivable..............................       58         --
Acquisitions, net of acquired cash..........................       --        (51)
Investments.................................................      (56)        --
Employee benefit trust......................................       --         90
Other, net..................................................       --        (83)
                                                              -------    -------
  Cash from investing activities............................      241      2,522
                                                              -------    -------
FINANCING ACTIVITIES
Short-term debt, net........................................     (529)       519
Long-term debt issued.......................................    2,128      2,016
Long-term debt repaid.......................................   (1,938)    (1,386)
Proceeds from forward equity contracts and settlement of
  equity put options........................................      (16)       245
Distributions paid..........................................      (58)    (3,145)
Other, net..................................................       (6)       (84)
                                                              -------    -------
  Cash used for financing activities........................     (419)    (1,835)
                                                              -------    -------
Increase in cash and cash equivalents.......................       12        273
Cash and cash equivalents -- beginning of period............      157        126
                                                              -------    -------
Cash and cash equivalents -- end of period..................  $   169    $   399
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $   214    $   147
                                                              =======    =======
  Income taxes, net of refunds..............................  $    63    $    46
                                                              =======    =======

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $    3          $   12
  Accounts receivable.......................................         5              24
  Receivable, Corporation...................................        42              42
  Prepaid expenses and other................................         5               3
                                                                ------          ------
          Total current assets..............................        55              81
Investments, Corporation....................................     1,056           1,057
Investments.................................................        84              86
Plant, property and equipment, net..........................     4,438           4,411
Long-term receivables, net, Corporation.....................     2,584           2,583
Goodwill and intangible assets, net.........................       249             258
Other assets................................................       137             152
Net assets held for sale....................................        --              18
                                                                ------          ------
                                                                $8,603          $8,646
                                                                ======          ======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    2          $    6
  Accrued expenses..........................................        90              68
  Short-term borrowings and current maturities of long-term
     debt...................................................       105               1
                                                                ------          ------
          Total current liabilities.........................       197              75
Long-term debt..............................................       391             737
Minority interest...........................................        35              39
                                                                ------          ------
                                                                   623             851
                                                                ------          ------
Equity put options and forward equity contracts.............        --              23
                                                                ------          ------
Class B exchangeable preferred shares, at redemption value
  of $38.50.................................................       148             149
                                                                ------          ------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares; $0.01 par value;
     authorized 30,000,000 shares; outstanding 3,944,642 and
     4,373,457 shares at June 30, 1999 and December 31,
     1998, respectively.....................................        --              --
  Trust common shares of beneficial interest; $0.01 par
     value; authorized 1,200,000,000 shares; outstanding
     175,574,135 shares at December 31, 1998................        --               2
  Class A shares of beneficial interest; $0.01 par value;
     authorized 5,000 shares; outstanding 100 shares at June
     30, 1999...............................................        --              --
  Trust Class B shares of beneficial interest; $0.01 par
     value; authorized 1,000,000,000 shares; outstanding
     178,689,625 shares at June 30, 1999....................         2              --
  Additional paid-in capital................................     7,567           7,557
  Retained earnings.........................................       263              64
                                                                ------          ------
          Total stockholders' equity........................     7,832           7,623
                                                                ------          ------
                                                                $8,603          $8,646
                                                                ======          ======

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS
                                                         ENDED
                                                        JUNE 30,       SIX MONTHS        PERIOD FROM
                                                     --------------       ENDED       FEBRUARY 23, 1998
                                                     1999     1998    JUNE 30, 1999   TO JUNE 30, 1998
                                                     -----    -----   -------------   -----------------
REVENUES
Unconsolidated joint ventures and other............  $   3    $  --       $   8             $   1
Rent and interest, Corporation.....................    186      174         365               255
                                                     -----    -----       -----             -----
                                                       189      174         373               256
                                                     -----    -----       -----             -----
COSTS AND EXPENSES
Selling, general and administrative................     --        5          --                 6
Depreciation and amortization......................     45       58          89                75
                                                     -----    -----       -----             -----
                                                        45       63          89                81
                                                     -----    -----       -----             -----
                                                       144      111         284               175
Interest expense, net of interest income of $1, $0,
  $2
  and $0...........................................    (10)      (5)        (25)               (8)
Income tax expense.................................     --       (1)         (1)               (1)
Minority equity....................................     (1)      (1)         (1)               (1)
                                                     -----    -----       -----             -----
Net income.........................................  $ 133    $ 104       $ 257             $ 165
                                                     =====    =====       =====             =====
Net income per share -- basic......................  $0.69    $0.48       $1.34             $0.79
                                                     =====    =====       =====             =====
Net income per share -- diluted....................  $0.66    $0.48       $1.29             $0.79
                                                     =====    =====       =====             =====
Weighted average number of shares..................    191      201         190               193
                                                     =====    =====       =====             =====
Weighted average number of shares assuming
  dilution.........................................    200      214         200               208
                                                     =====    =====       =====             =====

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 SIX MONTHS          PERIOD FROM
                                                                   ENDED          FEBRUARY 23, 1998
                                                               JUNE 30, 1999      TO JUNE 30, 1998
                                                              ----------------    -----------------
OPERATING ACTIVITIES
Net income..................................................       $ 257                $ 165
Adjustments to net income:
  Depreciation and amortization.............................          89                   75
  Minority equity...........................................           1                    1
  Equity income, net of dividends received..................           8                   --
Changes in working capital:
  Accounts receivable.......................................           4                   (1)
  Accounts payable..........................................          (4)                  (4)
  Accrued expenses..........................................          15                  (13)
Other, net..................................................           5                    3
                                                                   -----                -----
  Cash from operating activities............................         375                  226
                                                                   -----                -----
INVESTING ACTIVITIES
Additions to plant, property and equipment..................         (89)                 (92)
Proceeds from asset sales...................................           6                  250
Collection of notes receivable..............................          42                   --
Acquisitions, net of acquired cash..........................          --                  (13)
Investments.................................................           3                   --
Notes receivable, Corporation...............................         (15)                (110)
Other, net..................................................         (24)                 (45)
                                                                   -----                -----
  Cash used for investing activities........................         (77)                 (10)
                                                                   -----                -----
FINANCING ACTIVITIES
Long-term debt issued.......................................         291                   --
Long-term debt repaid.......................................        (533)                  (1)
Proceeds from equity offering...............................          --                  171
Dividends paid..............................................         (58)                (109)
Other, net..................................................          (7)                 (58)
                                                                   -----                -----
  Cash from financing activities............................        (307)                   3
                                                                   -----                -----
Increase (decrease) in cash and cash equivalents............          (9)                 219
Cash and cash equivalents -- beginning of period............          12                   --
                                                                   -----                -----
Cash and cash equivalents -- end of period..................       $   3                $ 219
                                                                   =====                =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest....................       $  13                $  10
                                                                   =====                =====

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying consolidated balance sheets as of June 30, 1999 and December 31, 1998 and the consolidated statements of operations, comprehensive income and cash flows for the three and six months ended June 30, 1999 represent
(i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the "Corporation"), including ITT Corporation and its subsidiaries ("ITT") and Starwood Hotels & Resorts and its subsidiaries (the "Trust"), and (ii) the Trust. Because the acquisition of ITT (the "ITT Merger") was treated as a reverse purchase for financial accounting purposes, the consolidated statements of operations, comprehensive income and cash flows for the three and six months ended June 30, 1998 include the accounts of ITT for the three and six months ended June 30, 1998 and the accounts of the Corporation and the Trust for the period from the closing of the ITT Merger on February 23, 1998 through June 30, 1998.

     The Trust was formed in 1969 and elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code (the "Code"). In 1980, the Trust formed the Corporation and made a distribution to the Trust's shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a "Corporation Share") for each common share of beneficial interest, par value $0.01 per share, of the Trust (a "Trust Share"). Through January 6, 1999, the Corporation Shares and Trust Shares were paired on a one-for-one basis and, pursuant to an agreement between the Corporation and the Trust, could be held or transferred only in units ("Paired Shares") consisting of one Corporation Share and one Trust Share.

     Through January 6, 1999, the combined Corporation and Trust entity was a "paired share REIT" under the grandfathering provisions of the Code. During 1998, Congress enacted tax legislation that had the effect of eliminating this grandfathering for certain interests in real property acquired after March 26, 1998. In response to this legislation, a reorganization of the Corporation and the Trust (the "Reorganization") was proposed by the Company and was approved by the Corporation and Trust shareholders on January 6, 1999. As a result of the Reorganization, the combined Corporation and Trust entity is no longer a "grandfathered paired share REIT." The Trust became a subsidiary of the Corporation, which holds all outstanding shares of the new Class A shares of beneficial interest in the Trust. Each outstanding Trust Share was converted into one share of the new non-voting Class B shares of beneficial interest in the Trust (a "Class B Share"). The Corporation Shares and the Class B Shares are attached on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units ("Shares") consisting of one Corporation Share and one Class B Share. The Reorganization was accounted for as a reorganization of two companies under common control. As such, there was no revaluation of the assets and liabilities of the combining companies. Any further references in this filing to Starwood Hotels & Resorts Worldwide, Inc. ("Starwood" or the "Company") include the Trust and its subsidiaries. Unless otherwise stated herein, all information with respect to Shares refers to Shares since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

     During the first quarter of 1999, the Company recorded pretax charges of $15 million for costs directly attributable to the Reorganization, such as legal, accounting and investment banking fees, which are included in miscellaneous expense in the accompanying 1999 consolidated statements of operations. As a result of the Reorganization, the Company also recorded a one-time charge of $936 million in the first quarter to establish a deferred tax liability relating to the difference between the book and tax basis in the assets of the Trust. This charge is included in income tax expense in the accompanying consolidated statements of operations.

     The Company, through its subsidiaries, is the general partner of, and holds an aggregate 85.6% partnership interest in, SLC Operating Limited Partnership (the "Operating Partnership") as of June 30, 1999. The Trust, through its subsidiaries, is the general partner of, and owns an aggregate 93.5% partnership interest in, SLT Realty Limited Partnership (the "Realty Partnership" and, together with the Operating Partnership, the "Partnerships") as of June 30, 1999. The Realty Partnership principally owns, directly or indirectly, fee, ground lease and mortgage loan interests in hotel properties. The Operating Partnership,

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

directly or indirectly, principally leases hotel properties from the Realty Partnership and also owns fee interests in other hotel properties and manages hotels for third parties. The units of these Partnerships ("LP Units") held by the limited partners of the respective Partnership ("Limited Partners") are exchangeable on a one-to-one basis for Shares of the Company. At June 30, 1999, there were approximately 12.7 million LP Units outstanding. For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     EARNINGS PER SHARE. The following reconciliation of basic earnings per Share to diluted earnings per Share for income (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

                                                                THREE MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------
                                                           1999                            1998
                                               -----------------------------   -----------------------------
                                               EARNINGS   SHARES   PER SHARE   EARNINGS   SHARES   PER SHARE
                                               --------   ------   ---------   --------   ------   ---------
Income from continuing operations............    $142                            $82
Dividends on Class A and Class B EPS.........      (1)                            (4)
                                                 ----                            ---
Basic earnings...............................     141      187       $0.76        78       201       $0.38
Effect of dilutive securities:
  Employee options...........................      --        2                    --         3
  Class A and Class B EPS....................       1        7                     4         9
                                                 ----      ---                   ---       ---
Diluted earnings.............................    $142      196       $0.73       $82       213       $0.38
                                                 ====      ===       =====       ===       ===       =====

                                                                 SIX MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------
                                                           1999                            1998
                                               -----------------------------   -----------------------------
                                               EARNINGS   SHARES   PER SHARE   EARNINGS   SHARES   PER SHARE
                                               --------   ------   ---------   --------   ------   ---------
Income (loss) from continuing operations.....   $(783)                           $124
Dividends on Class A and Class B EPS.........      (2)                            (11)
                                                -----                            ----
Basic earnings (loss)........................    (785)     186      $(4.21)       113      193       $0.59
Effect of dilutive securities:
  Employee options...........................      --       --                     --        3
                                                -----      ---                   ----      ---
Diluted earnings (loss)......................   $(785)     186      $(4.21)      $113      196       $0.58
                                                =====      ===      ======       ====      ===       =====

     As a result of antidilutive effects, approximately 8 million Class A and Class B Exchangeable Preferred Shares ("EPS") of the Trust and approximately 2 million employee options and other common stock equivalents were not included in the computation of diluted earnings per Share for the six months ended June 30, 1999. Additionally, as a result of antidilutive effects, approximately 10 million Class A and Class B EPS of the Trust were not included in the computation of diluted earnings per Share for the six months ended June 30, 1998.

     RECLASSIFICATIONS. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3.  ACQUISITIONS

     On July 18, 1999, the Corporation entered into a definitive merger agreement with Vistana, Inc. ("Vistana"), pursuant to which Vistana will merge with and into a subsidiary of the Corporation and thereby become a wholly-owned subsidiary of the Corporation. Vistana's principal operations include the acquisition, development and operation of vacation ownership resorts, marketing and selling vacation ownership interests in the resorts, and providing financing to customers who purchase such interests.

     The merger agreement provides, subject to satisfaction or waiver of certain conditions set forth therein, for each outstanding share of Vistana common stock, par value $0.01 per share, not owned by Starwood, Vistana or their respective wholly-owned subsidiaries, to be converted in the merger into $5.00 in cash and a fraction of a Share, with such fraction valued at $14.00 per Share, assuming that Starwood's average Share price for the 20-day trading period immediately prior to the fifth trading day preceding the date of the merger is between $30 and $36 per Share. Vistana had approximately 22 million shares outstanding at June 30, 1999.

     The merger, which is subject to customary closing conditions, has been approved by the respective boards of directors of both Starwood and Vistana. The principal shareholders of Vistana, who own more than 50% of the outstanding voting securities of Vistana, have executed consents to approve the merger and, accordingly, no further action is required to be taken by the Vistana shareholders in connection with the merger agreement. Under certain circumstances, either Starwood or Vistana may terminate the merger agreement if the market price of the Shares is below $23 per Share.

NOTE 4.  DISCONTINUED OPERATIONS

     GAMING. In April 1999, management developed a formal plan to dispose of the Company's gaming operations. On April 27, 1999, the Company entered into a definitive agreement to sell its gaming operations, excluding the Desert Inn Resort & Casino in Las Vegas, Nevada (the "Desert Inn"), for cash proceeds of approximately $3.0 billion to Park Place Entertainment Corporation (New York Stock Exchange ("NYSE"): PPE). This sale, which is subject to customary closing conditions including obtaining approvals from certain gaming regulatory authorities, is expected to close prior to the end of 1999. On May 18, 1999, the Company entered into a definitive agreement with Sun International (NYSE: SIH) to sell the Desert Inn for approximately $275 million in cash. This sale, which is also subject to customary closing conditions including approvals by the Nevada gaming authorities, is expected to close in the second quarter of 2000.

     As a result of the definitive agreements to sell the gaming operations, the accompanying consolidated financial statements reflect the results of operations and net assets of the gaming segment as a discontinued operation. Long-term debt of approximately $2.1 billion and the related interest expense of $40 million and $80 million for each of the three and six months ended June 30, 1999 and 1998, respectively, has been allocated to the discontinued operation. This allocation was based upon the ratio of net gaming segment assets to the Company's total capitalization. During the first quarter of 1999, the Company provided for estimated after-tax losses on the disposal of the discontinued operations of $180 million ($158 million pretax), which included anticipated operating results through the expected closing date prior to the end of 1999 of

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

approximately $50 million prior to the disposal. Summary financial information of the discontinued gaming operations is as follows (in millions) (unaudited):

                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                        --------    ------------
BALANCE SHEET DATA
Total assets..........................................  $ 3,566       $ 3,751
Total liabilities.....................................     (347)         (368)
Debt related to discontinued operations...............   (2,336)       (2,316)
                                                        -------       -------
Net assets of the discontinued gaming operations......  $   883       $ 1,067
                                                        =======       =======

                                                THREE MONTHS     SIX MONTHS
                                                   ENDED           ENDED
                                                  JUNE 30,        JUNE 30,
                                                ------------    ------------
                                                1999    1998    1999    1998
                                                ----    ----    ----    ----
INCOME STATEMENT DATA
Revenues......................................  $384    $333    $762    $652
Operating income..............................  $ 34    $ 29    $ 78    $ 49
Interest expense, including allocated
  interest....................................  $(44)   $(40)   $(88)   $(80)
Income tax (expense) benefit..................  $ (2)   $  2    $ (2)   $  6
Minority equity...............................  $  2    $  1    $  2    $  2
Loss from discontinued operations.............  $(10)   $ (8)   $(10)   $(23)

     ITT EDUCATIONAL SERVICES, INC. In June 1998, the Company sold approximately 13.0 million shares of ITT Educational Services, Inc. ("Educational Services") for net proceeds of approximately $304 million, recognizing a gain of $163 million, net of income taxes of $190 million. In February 1999, the Company completed the sale of its remaining interest in Educational Services, selling 8.0 million shares of common stock of Educational Services in an underwritten public offering at a price per share of $34.00. Concurrently, Educational Services repurchased the Company's remaining 1.5 million shares of Educational Services common stock at $32.73 per share. Starwood received aggregate net proceeds of approximately $310 million from these transactions, which were used to repay a portion of the Company's outstanding debt. As a result of this sale, the Company recognized a gain of $173 million, net of taxes of $99 million in the first quarter of 1999. Net assets of discontinued operations includes $36 million related to Educational Services as of December 31, 1998.

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

NOTE 5.  UNAUDITED PRO FORMA RESULTS

     The following unaudited pro forma information reflects the ITT Merger, the acquisition ("Westin Merger") of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates ("Westin") and certain actual and planned asset dispositions (including the disposition of the gaming operations) as if they occurred on January 1, 1998 and does not purport to present what actual results would have been had such transactions,

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

in fact, occurred on January 1, 1998, or to project results for any future period (in millions, except per Share data):

                                                             THREE MONTHS        SIX MONTHS
                                                                ENDED              ENDED
                                                               JUNE 30,           JUNE 30,
                                                            --------------    ----------------
                                                            1999     1998      1999      1998
                                                            -----    -----    ------    ------
Revenues..................................................  $ 968    $ 945    $1,819    $1,771
Income (loss) from continuing operations..................  $ 161    $  88    $ (739)   $  119
Net income (loss).........................................  $ 161    $ 242    $ (746)   $1,227
Basic income (loss) from continuing operations per
  Share...................................................  $0.86    $0.42    $(3.98)   $ 0.54
Diluted income (loss) from continuing operations per
  Share...................................................  $0.82    $0.41    $(3.98)   $ 0.53

NOTE 6.  DISPOSITIONS

     At December 31, 1998, net assets held for sale in the accompanying consolidated balance sheet included the Company's investment in Madison Square Garden, L.P. ("MSG"). In April 1999, the Company disposed of its remaining interest in MSG for net cash proceeds of approximately $87 million and recorded a pretax gain of $42 million.

     In July 1999, the Company sold the Westin Central Park South for approximately $63 million in net cash proceeds. During the second quarter of 1999, the Company recognized a pretax loss of $23 million in anticipation of this sale.

NOTE 7.  RESTRUCTURING AND OTHER SPECIAL CHARGES/CREDITS

     In connection with the ITT Merger in 1998, the Company recorded restructuring and other special charges totaling $204 million (pretax) for (i) ITT Merger-related costs, (ii) write-down of certain assets and (iii) adjustments to ITT 1997 other special charges. At June 30, 1999, the Company had remaining accruals related to these 1998 restructuring and other special charges of approximately $31 million primarily related to costs to be incurred to integrate the Company's frequent guest programs and close down duplicate facilities, which will be paid out over the remainder of the year.

     During the second quarter of 1999, the Company reversed approximately $50 million in restructuring charges recorded during 1997 due to the resolution of certain employment related contingencies, net of restructuring and other special charges of $5 million attributed to the rationalization of one of Starwood's technical centers and $4 million attributed to the severance benefits for the former president and chief operating officer. Additionally, in the second quarter of 1999, the Company recorded a tax benefit of $37 million primarily related to the resolution of certain employment related contingencies, which is included in income tax expense in the accompanying statements of operations.

     During 1997, ITT recorded pretax charges totaling $260 million to restructure and rationalize operations at its World Headquarters and the headquarters of its field operations. Additionally, ITT recorded restructuring and other special charges in connection with the ITT Merger totaling $600 million. At June 30, 1999, the Company had remaining accruals related to these restructuring and other special charges of approximately $91 million primarily related to remaining lease commitments which expire through 2006 and certain employee benefits scheduled to be completed in the first quarter of 2000.

NOTE 8.  DEBT

     In February 1999, the Company completed a $542 million long-term mortgage financing ("Mortgage Loan"), secured by the assets of the special purpose subsidiaries, which assets consist primarily of a portfolio

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

of 11 hotels. This obligation bears interest at a blended rate of 6.98%, matures February 2009 and includes various restrictive covenants including, but not limited to, various cash restrictions, capital expenditure requirements and restrictions on the sale of assets. The proceeds from this facility were used to pay down the asset sale loan under the Company's senior credit facility ("Senior Credit Facility").

     On March 8, 1999, the Company entered into an $83 million long-term debt obligation secured by mortgages on two international hotels. This obligation bears interest at LIBOR plus 1.35%, matures in March 2006 and is subject to various restrictive covenants including maintaining a minimum debt service coverage ratio. The proceeds from this financing were used to pay down certain intercompany loans due from the international hotels.

NOTE 9.  EQUITY PUT OPTIONS

     As a part of its Share repurchase program, the Company sold equity put options during 1998 for $1.8 million in premiums, which options entitled the holder, at the expiration date, to sell one million Shares to the Company at contractually specified prices. During the first quarter of 1999, the Company repurchased 500,000 Shares for $16 million under certain of the equity put option contracts. In the first quarter, all of the remaining equity put option contracts had expired.

NOTE 10.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into interest rate swap agreements to manage interest rate fluctuations on its variable rate debt. The Company currently has five outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these interest rate swaps was approximately $1.032 billion and the estimated unrealized gain on these interest rate swaps was approximately $6 million at June 30, 1999. The unrealized gain represents the amount the Company would receive upon the termination of the swap agreements based on current interest rates.

     The Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company's foreign currency denominated assets and liabilities. The Company currently has two forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges at June 30, 1999 of approximately $45 million. These contracts mature on September 9, 1999.

NOTE 11.  BUSINESS SEGMENT INFORMATION

     The Company has one operating segment, Hotels. The Hotels segment represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts (operated primarily under the Company's proprietary brand names including Sheraton, Westin, St. Regis/Luxury Collection, Four Points and
W) and hotels operated or flagged under these brand names in exchange for management and franchise fees. The segment also includes earnings from the Company's interest in unconsolidated joint ventures.

     The performance of the Hotels segment is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains and losses on the sale of real estate and investments, and restructuring and other special credits. The Company does not allocate these items to the segment.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents revenues, operating profit, assets and capital expenditures for the Company's reportable segment:

                                                     THREE MONTHS       SIX MONTHS
                                                        ENDED             ENDED
                                                       JUNE 30,          JUNE 30,
                                                     ------------    ----------------
                                                     1999    1998     1999      1998
                                                     ----    ----    ------    ------
Revenues...........................................  $968    $945    $1,819    $1,510
                                                     ====    ====    ======    ======
Operating profit(a)(b).............................  $241    $201    $  408    $  303
                                                     ====    ====    ======    ======

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
Assets:
  Hotels....................................................  $11,816       $11,827
  Corporate.................................................      389           487
  Discontinued operations...................................      883         1,103
                                                              -------       -------
                                                              $13,088       $13,417
                                                              =======       =======

                                                               SIX MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Capital expenditures........................................  $190    $206
                                                              ----    ----

---------------
(a) Hotels operating profit has been reduced by the minority-owned portion of consolidated joint ventures totaling $11 and $8 for the three months ended June 30, 1999 and 1998, respectively, and $12 and $8 for the six months ended June 30, 1999 and 1998, respectively.

(b) The following costs are not allocated to Hotels in evaluating operating profit:

                                                         THREE MONTHS     SIX MONTHS
                                                            ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         ------------    ------------
                                                         1999    1998    1999    1998
                                                         ----    ----    ----    ----
Corporate selling, general and administrative..........  $ 20    $21     $ 45    $31
Restructuring and other special credits................  $(41)   $--     $(41)   $--

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements contained herein include, but are not limited to, statements relating to the Company's objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the Reorganization; the Trust's continued ability to qualify for taxation as a REIT; completion of future acquisitions and dispositions, including the pending sale of the Company's gaming operations and the pending acquisition by the Company of Vistana; the availability of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on favorable terms; competition within the lodging industry; the cyclicality of the real estate business and the hotel business; foreign exchange fluctuations; general real estate and national and international economic conditions; political, financial and economic conditions and uncertainties in countries in which the Company owns property or operates; the ability of the Company, owners of properties it manages or franchises and others with which it does business to address the Year 2000 issue, and the costs associated therewith; the adoption by several European countries of the Euro as their national currency; and the other risks and uncertainties set forth in Starwood's annual, quarterly and current reports and proxy statements of the Company and the Trust. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                             RESULTS OF OPERATIONS

     To facilitate a meaningful comparison between periods, this Management's Discussion and Analysis focuses on the comparison of historical information for the three and six months ended June 30, 1999 with the historical information for the three months ended June 30, 1998 and the Historical As Adjusted (as defined below) information for the six months ended June 30, 1998, respectively. Pro forma information for selling, general and administrative and interest expense for these same periods is also provided. Management believes this information provides the most meaningful comparison among periods presented. The Historical As Adjusted information reflects the historical results of ITT, inclusive of Starwood and Westin, for the period from January 1, 1998 through June 30, 1998 as if the ITT Merger had taken place on January 1, 1998. The pro forma information reflects the ITT Merger and certain actual and planned asset dispositions as if they had occurred on January 1, 1998. Period-to-period comparisons of the Company's historical information are, in management's view, less relevant to an understanding of the Company due to the significance of the ITT Merger and the Westin Merger.

      UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

     The following unaudited condensed consolidated pro forma statements of operations for the three and six months ended June 30, 1999 give effect as of January 1, 1999 to certain actual and planned asset dispositions and certain cost savings relating to the ITT Merger. The pro forma information is based upon the historical financial information for the Company for the three and six months ended June 30, 1999 and the assumptions and adjustments set forth below. The pro forma information does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1999, or to project results for any future period.

                                                                THREE MONTHS ENDED JUNE 30, 1999
                                                             --------------------------------------
                                                                            PRO FORMA
                                                             HISTORICAL    ADJUSTMENTS    PRO FORMA
                                                             ----------    -----------    ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Owned, leased and consolidated joint venture hotels........    $ 871          $  --         $ 871
Management and franchise fees..............................       66             --            66
Unconsolidated joint ventures and other....................       31             --            31
                                                               -----          -----         -----
                                                                 968             --           968
                                                               -----          -----         -----
COSTS AND EXPENSES
Owned, leased and consolidated joint venture hotels........      581             --           581
Selling, general and administrative........................       38             --            38
Restructuring and other special credits....................      (41)            --           (41)
Depreciation and amortization..............................      117             --           117
                                                               -----          -----         -----
                                                                 695             --           695
                                                               -----          -----         -----
                                                                 273             --           273
Interest expense, net......................................     (119)            27(a)        (91)
                                                                                  1(b)
Gain on sale of real estate and investments................       22             --            22
Miscellaneous expense......................................       --             --            --
                                                               -----          -----         -----
                                                                 176             28           204
Income tax expense.........................................      (29)            (9)          (38)
Minority equity............................................       (5)            --            (5)
                                                               -----          -----         -----
Income from continuing operations..........................    $ 142          $  19         $ 161
                                                               =====          =====         =====
Earnings per Share -- basic................................    $0.76                        $0.86
                                                               =====                        =====
Earnings per Share -- diluted..............................    $0.73                        $0.82
                                                               =====                        =====
Weighted average number of Shares..........................      187                          187
                                                               =====                        =====
Weighted average number of Shares assuming dilution........      196                          196
                                                               =====                        =====

---------------
(a) Represents the reduction of interest expense assuming the paydown of the Company's senior secured notes facility ("Senior Secured Notes Facility") with the estimated $3.2 billion of proceeds from the pending sale of the Company's gaming operations (including the Desert Inn), net of the interest allocated to discontinued operations in the historical results (see Note 4 in the notes to the consolidated financial statements).

(b) Represents reduced deferred loan fee amortization on debt assumed to have been paid down as of January 1, 1999 with proceeds from actual and planned asset dispositions.

                                                                 SIX MONTHS ENDED JUNE 30, 1999
                                                             --------------------------------------
                                                                            PRO FORMA
                                                             HISTORICAL    ADJUSTMENTS    PRO FORMA
                                                             ----------    -----------    ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Owned, leased and consolidated joint venture hotels........    $1,641          $--         $1,641
Management and franchise fees..............................       125           --            125
Unconsolidated joint ventures and other....................        53           --             53
                                                               ------          ---         ------
                                                                1,819           --          1,819
                                                               ------          ---         ------
COSTS AND EXPENSES
Owned, leased and consolidated joint venture hotels........     1,122           --          1,122
Selling, general and administrative........................        86           (7)(a)         79
Restructuring and other special credits....................       (41)          --            (41)
Depreciation and amortization..............................       236           --            236
                                                               ------          ---         ------
                                                                1,403           (7)         1,396
                                                               ------          ---         ------
                                                                  416            7            423
Interest expense, net......................................      (239)          53(b)        (176)
                                                                                 4(c)
                                                                                 6(d)
Gain on sale of real estate and investments................        30           --             30
Miscellaneous expense......................................       (15)          --            (15)
                                                               ------          ---         ------
                                                                  192           70            262
Income tax expense.........................................      (971)         (26)          (997)
Minority equity............................................        (4)          --             (4)
                                                               ------          ---         ------
Income (loss) from continuing operations...................    $ (783)         $44         $ (739)
                                                               ======          ===         ======
Earnings per Share -- basic................................    $(4.21)                     $(3.98)
                                                               ======                      ======
Earnings per Share -- diluted..............................    $(4.21)                     $(3.98)
                                                               ======                      ======
Weighted average number of Shares..........................       186                         186
                                                               ======                      ======
Weighted average number of Shares assuming dilution........       186                         186
                                                               ======                      ======

---------------
(a) Represents the estimated savings resulting from the combination of certain identified benefit plans as a result of the ITT Merger as if the new combined plans had been in place as of January 1, 1999.

(b) Represents the reduction of interest expense assuming the paydown of the Company's Senior Secured Notes Facility with the estimated $3.2 billion of proceeds from the pending sale of the Company's gaming operations (including the Desert Inn), net of the interest allocated to discontinued operations in the historical results (see Note 4 in the notes to the consolidated financial statements).

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

      UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

     The following unaudited condensed consolidated pro forma statements of operations for the three and six months ended June 30, 1998 give effect as of January 1, 1998 to the ITT Merger and certain actual and planned asset dispositions. The pro forma information for the three months ended June 30, 1998 is based upon the historical information for the Company for the three months ended June 30, 1998 and the assumptions and adjustments set forth below. The pro forma information for the six months ended June 30, 1998 is based upon the total of historical information for the Company for the six months ended June 30, 1998 combined with the historical results of the Corporation (including Westin) and the Trust prior to the ITT Merger on February 23, 1998 ("Historical As Adjusted") and other assumptions and adjustments set forth below. These statements do not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period.

                                                                THREE MONTHS ENDED JUNE 30, 1998
                                                             --------------------------------------
                                                                            PRO FORMA
                                                             HISTORICAL    ADJUSTMENTS    PRO FORMA
                                                             ----------    -----------    ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Owned, leased and consolidated joint venture hotels........    $ 848          $ --          $ 848
Management and franchise fees..............................       62            --             62
Unconsolidated joint ventures and other....................       35            --             35
                                                               -----          ----          -----
                                                                 945            --            945
                                                               -----          ----          -----
COSTS AND EXPENSES
Owned, leased and consolidated joint venture hotels........      567            --            567
Selling, general and administrative........................       59            (5)(a)         54
Depreciation and amortization..............................      131             2(b)         133
                                                               -----          ----          -----
                                                                 757            (3)           754
                                                               -----          ----          -----
                                                                 188             3            191
Interest expense, net......................................     (111)           14(c)         (71)
                                                                                21(d)
                                                                                 5(e)
Gain on sale of real estate and investments................       39            --             39
                                                               -----          ----          -----
                                                                 116            43            159
Income tax expense.........................................      (26)          (37)(f)        (63)
Minority equity............................................       (8)           --             (8)
                                                               -----          ----          -----
Income from continuing operations..........................    $  82          $  6          $  88
                                                               =====          ====          =====
Earnings per Share -- basic................................    $0.38                        $0.42
                                                               =====                        =====
Earnings per Share -- diluted..............................    $0.38                        $0.41
                                                               =====                        =====
Weighted average number of Shares..........................      201                          201
                                                               =====                        =====
Weighted average number of Shares assuming dilution........      213                          213
                                                               =====                        =====

---------------
(a) Represents the effects of termination of certain executives under contractual severance agreements, net of additional costs for new executives under employment contracts, removal of duplicate third-party consulting fees and termination of certain advertising contracts and rental agreements, less related termination fees.

(b) Represents the additional amortization expense related to purchase price adjustments to goodwill and intangible assets initially recorded as a result of the ITT Merger, as if the transactions had taken place on January 1, 1998.

(c) Represents the reduction of interest expense assuming the paydown of a portion of the Senior Credit Facility with the net proceeds of approximately $932 million from the following asset dispositions, as if the dispositions had occurred on January 1, 1998. The dispositions include ITT's interest in WBIS+ Channel 31 in New York City, MSG, Educational Services, and the sale of an aircraft.

(d) Represents the reduction of interest expense assuming the paydown of the Senior Secured Notes Facility with the estimated $3.2 billion of proceeds from the pending sale of the Company's gaming operations (including the Desert Inn), net of the interest allocated to discontinued operations in the historical results (see Note 4 in the notes to the consolidated financial statements).

(e) Represents reduced deferred loan fee amortization on debt assumed to have been paid down as of January 1, 1998 with proceeds from the actual and planned asset dispositions described in (c) and (d) above.

(f) Represents the adjustment needed to reflect an effective tax rate of 40% on historical net income and the pro forma adjustments, assuming the Reorganization had occurred effective January 1, 1998.

                                                                  SIX MONTHS ENDED JUNE 30, 1998
                                                 ----------------------------------------------------------------
                                                                                             OTHER
                                                               PRO FORMA    HISTORICAL     PRO FORMA
                                                 HISTORICAL   STARWOOD(a)   AS ADJUSTED   ADJUSTMENTS   PRO FORMA
                                                 ----------   -----------   -----------   -----------   ---------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Owned, leased and consolidated joint venture
  hotels.......................................    $1,354        $241         $1,595       $     --      $1,595
Management and franchise fees..................       108           6            114             --         114
Unconsolidated joint ventures and other........        48          14             62             --          62
                                                   ------        ----         ------       --------      ------
                                                    1,510         261          1,771             --       1,771
                                                   ------        ----         ------       --------      ------
COSTS AND EXPENSES
Owned, leased and consolidated joint venture
  hotels.......................................       925         176          1,101             --       1,101
Selling, general and administrative............       101          11            112             (9)(b)     103
Depreciation and amortization..................       204          43            247             13(c)      260
                                                   ------        ----         ------       --------      ------
                                                    1,230         230          1,460              4       1,464
                                                   ------        ----         ------       --------      ------
                                                      280          31            311             (4)        307
Interest expense, net..........................      (164)        (25)          (189)           (39)(d)    (150)
                                                                                                 29(e)
                                                                                                 40(f)
                                                                                                  3(g)
                                                                                                  6(h)
Gain on sale of real estate and investments....        51          --             51             --          51
                                                   ------        ----         ------       --------      ------
                                                      167           6            173             35         208
Income tax expense.............................       (36)         (2)           (38)           (45)(i)     (83)
Minority equity................................        (7)          1             (6)            --          (6)
                                                   ------        ----         ------       --------      ------
Income (loss) from continuing operations.......    $  124        $  5         $  129       $    (10)     $  119
                                                   ======        ====         ======       ========      ======
Earnings per Share -- basic....................    $ 0.59                                                $ 0.54
                                                   ======                                                ======
Earnings per Share -- diluted..................    $ 0.58                                                $ 0.53
                                                   ======                                                ======
Weighted average number of Shares..............       193                                                   200
                                                   ======                                                ======
Weighted average number of Shares assuming
  dilution.....................................       196                                                   203
                                                   ======                                                ======

---------------
(a) Represents the historical results of the Corporation and the Trust, inclusive of Westin, for the period of January 1, 1998 through the closing of the ITT Merger on February 23, 1998.

(b) Represents the effects of termination of certain executives under contractual severance agreements, net of additional costs for new executives under employment contracts, removal of duplicate third-party consulting fees and termination of certain advertising contracts and rental agreements, less related termination fees.

(c) Represents the amortization expense related to the goodwill and intangible assets recorded as a result of the purchase consideration exceeding the fair market value of the combined net assets of Starwood and Westin, as if the transactions had taken place on January 1, 1998.

(d) Represents the interest expense on the additional debt incurred to finance the ITT Merger for the period January 1, 1998 through February 23, 1998 at the Company's average borrowing rate.

(e) Represents the reduction of interest expense assuming the paydown of a portion of the Senior Credit Facility with the net proceeds of approximately $932 million from the following asset dispositions, as if the dispositions had occurred on January 1, 1998. The dispositions include ITT's interest in WBIS+ Channel 31 in New York City, MSG, Educational Services, and the sale of an aircraft.

(f) Represents the reduction of interest expense assuming the paydown of the Senior Secured Notes Facility with the estimated $3.2 billion of proceeds from the pending sale of the Company's gaming operations (including the Desert Inn), net of the interest allocated to discontinued operations in the historical results (see Note 4 in the notes to the consolidated financial statements).

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

HISTORICAL THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH
HISTORICAL/HISTORICAL AS ADJUSTED THREE AND SIX MONTHS ENDED JUNE 30, 1998

CONTINUING OPERATIONS

     Revenues. Revenues increased 2.4% and 2.7% to $968 million and $1.819 billion for the three and six months ended June 30, 1999, respectively, when compared to the corresponding periods in 1998. The increase in revenues was primarily due to the 2.7% and 2.9% increase in revenues for the Company's owned, leased and consolidated joint venture hotels to $871 million and $1.641 billion for the three and six months ended

June 30, 1999, respectively, when compared to $848 million and $1.595 billion in the corresponding periods of 1998. The increase resulted from the increase in revenues at the Company's 171 owned, leased and consolidated joint venture hotels (excluding minority interest in consolidated joint ventures) held in both periods ("Same-Store Hotels"). The 4.0% and 4.9% increase in revenues at the Same-Store Hotels to $831 million and $1.574 billion for the three and six months ended June 30, 1999, respectively, when compared to $799 million and $1.500 billion in the same periods of 1998 was offset, in part, by a $7 million and $27 million respective decrease in revenues as a result of the sale of nine hotels in May 1998. The increase in revenues at the Same-Store Hotels resulted from an increase in revenue per available room ("REVPAR") at these hotels of 1.5% and 2.9% to $106.77 and $102.03 for the three and six months ended June 30, 1999, respectively, when compared to the same periods of 1998 which is attributed to an increase in average daily rate ("ADR") of 3.0% and 3.5% to $149.68 and $148.23 for the three and six months ended June 30, 1999, respectively, when compared to the corresponding 1998 periods. REVPAR at the Company's international owned, leased and consolidated joint venture hotels increased 1.4% and 2.7% for the three and six months ended June 30, 1999, respectively, when compared to the same periods of 1998. REVPAR at owned, leased and consolidated joint venture properties in North America increased 1.7% and 3.0% for the three and six months ended June 30, 1999, respectively, when compared to the same periods of 1998.

     Management and franchise fees earned by Starwood increased 6.5% and 9.6% to $66 million and $125 million for the three and six months ended June 30, 1999, respectively, when compared to $62 million and $114 million in the corresponding periods of 1998. The increase resulted primarily from the addition of hotels to the Company's management and franchise system and the stronger performance at the Company's existing managed and franchised hotels. The Company added 31 and 53 hotels to the management and franchise system during the three and six months ended June 30, 1999, respectively, offset by 5 and 7 hotels deleted from the system during the same periods.

     Revenues from unconsolidated joint ventures and other decreased to $31 million and $53 million for the three and six months ended June 30, 1999, respectively, from $35 million and $62 million, respectively, in the same periods of 1998. The decrease resulted primarily from a decrease in earnings from unconsolidated joint ventures.

     Costs and Expenses. Costs and expenses for the Company's owned, leased and consolidated joint venture hotels increased 2.5% and 1.9% to $581 million and $1.122 billion for the three and six months ended June 30, 1999, respectively, when compared to $567 million and $1.101 billion in the corresponding periods of 1998. The increase in costs and expenses is due primarily to the reopening of hotels in late 1998 that were not operating at full capacity in early 1998 because they were under renovation.

     Selling, general and administrative expenses were $38 million and $59 million for the three months ended June 30, 1999 and 1998, respectively. The decrease is primarily due to savings associated with the ITT Merger and Westin Merger that resulted in the ITT World Headquarters closure in New York and a significant downsizing at the Westin office in Seattle, Washington and the Sheraton office in Boston, Massachusetts, offset by the increase in corporate employees at the Company's new headquarters in White Plains, New York. Selling, general and administrative expenses were $86 million and $112 million for the six months ended June 30, 1999 and 1998, respectively. This decrease results primarily from the savings associated with the ITT Merger and Westin Merger noted above, offset by the increase in corporate employees and by the inclusion in selling, general and administrative expenses, in the first quarter of 1998, of a foreign exchange gain of $7 million.

     EBITDA.(1) The Company's EBITDA from continuing operations increased 5.9% and 6.8% to $343 million and $609 million in the three and six months ended June 30, 1999, respectively, when compared

---------------

(1) EBITDA is defined as income before interest expense, income tax expense, depreciation and amortization and minority interest. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles, nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

to $324 million and $570 million in the corresponding periods of 1998. The increase was primarily due to the improved results at the Company's Same-Store Hotels with an EBITDA increase of 2% and 6% for the three and six months ended June 30, 1999, respectively, over the same periods in the prior year and the significant decrease in selling, general and administrative expenses discussed above. The increase in EBITDA at the Same-Store Hotels to $277 million and $503 million in the three and six months ended June 30, 1999, respectively, when compared to $271 million and $474 million in the corresponding periods of 1998 was offset, in part, by EBITDA of $2 million and $11 million, respectively, for nine hotels that were sold in May 1998. The EBITDA improvement at the Same-Store Hotels was due primarily to the increase in ADR discussed above.

     Depreciation and Amortization. Depreciation and amortization expense decreased to $117 million and $236 million in the three and six months ended June 30, 1999, respectively, compared to $131 million and $247 million in the corresponding periods of 1998. The decrease was primarily attributed to the adoption by the Company in July 1998 of the estimated useful lives used by ITT for depreciation prior to the ITT Merger and a reduction in depreciation expense as a result of the sale of nine hotels in May 1998.

     Net Interest Expense. Interest expense for the three months ended June 30, 1999 and 1998, which is net of interest income of $5 million and $9 million, respectively, and discontinued gaming operations allocations of $40 million in both periods, was $119 million and $111 million, respectively. The increase relates primarily to the net increase in the average debt balance due to the repurchase of over $665 million of Shares and $326 million of capital expenditures since the second quarter of 1998, which is offset by the reduction in debt of approximately $825 million from the proceeds of non-core asset dispositions since the second quarter of 1998. Interest expense for the six months ended June 30, 1999 and 1998, which is net of interest income of $10 million and $16 million, respectively, and discontinued gaming operations allocations of $80 million in both periods, was $239 million and $189 million, respectively. The increase relates primarily to the debt incurred to finance the ITT Merger and Westin Merger, the repurchase of Shares and capital expenditures, offset by the reduction in debt from the proceeds from dispositions noted previously.

     DISCONTINUED OPERATIONS

     Results for the Company's former gaming segment, WD and Educational Services are included in discontinued operations in the three and six months ended June 30, 1998. Net loss from discontinued operations was $9 million and $32 million for the three and six months ended June 30, 1998, respectively. These results include the allocation of pretax Corporate interest expense of $40 million and $80 million in the three and six months ended June 30, 1998, respectively. The anticipated operating results of the gaming operations were provided for in the first quarter of 1999 in the estimated net loss on the disposal of the discontinued gaming operations.

     The after-tax loss on the disposition of discontinued operations for the six months ended June 30, 1999 was $7 million and includes, on an after-tax basis, a $173 million gain on the sale of the Company's remaining interest in Educational Services, offset by an estimated $180 million loss on the pending disposition of the Company's gaming operations. After-tax gains of $163 million and $1.1 billion were recognized in the three and six months ended June 30, 1998, respectively, in connection with the Educational Services and WD dispositions.

     Revenues from discontinued gaming operations increased 15% and 17% to $384 million and $762 million for the three and six months ended June 30, 1999, respectively, when compared to the corresponding periods of 1998. Costs and expenses from discontinued gaming operations for the three and six months ended June 30, 1999 increased 15% and 13% to $350 million and $684 million, respectively, when compared to the same periods of 1998. The increase in revenue and costs and expenses resulted primarily from the opening of

Caesars Indiana in November 1998. The results of the discontinued gaming operations from April 1, 1999 (date of announcement of the formal plan to dispose of gaming operations) through June 30, 1999 are included in the net gain
(loss) on the disposition of discontinued operations for the three and six months ended June 30, 1999 as noted previously.

     EBITDA from discontinued gaming operations for the three and six months ended June 30, 1999 was $85 million and $173 million, respectively, compared to $80 million and $143 million in the corresponding periods of 1998. The increase in gaming EBITDA resulted from positive results at Caesars Palace in Las Vegas and the opening of Caesars Indiana.

PRO FORMA THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH PRO FORMA THREE AND SIX MONTHS ENDED JUNE 30, 1998

     The above discussion and analysis regarding historical and Historical As Adjusted results is applicable to the operating results of the Company on a pro forma basis except for selling, general and administrative expenses and interest expense. Therefore, the following discussion and analysis of pro forma results is provided to facilitate a meaningful comparison of these expenses between periods.

CONTINUING OPERATIONS

     Costs and Expenses. Selling, general and administrative expenses decreased to $38 million from $54 million for the three months ended June 30, 1999 and 1998, respectively. The decrease is primarily due to savings associated with the ITT Merger and Westin Merger that resulted in the ITT World Headquarters closure in New York and a significant downsizing at the Westin office in Seattle, Washington and the Sheraton office in Boston, Massachusetts. Selling, general and administrative expenses decreased to $79 million from $103 million for the six months ended June 30, 1999 and 1998, respectively. The decrease is primarily due to the savings associated with the ITT Merger and Westin Merger noted above, offset by the inclusion in selling, general and administrative expenses, in the first quarter of 1998, of a foreign exchange gain of $7 million.

     Net Interest Expense. Interest expense for the three months ended June 30, 1999 and 1998, which is net of interest income of $5 million and $9 million, respectively, and discontinued gaming operations allocations of $67 million and $61 million in 1999 and 1998, respectively, increased to $91 million in 1999 from $71 million in 1998. Interest expense for the six months ended June 30, 1999 and 1998, which is net of interest income of $10 million and $16 million, respectively, and discontinued gaming operations allocations of $133 million and $120 million in 1999 and 1998, respectively, increased to $176 million in 1999 from $150 million in 1998. The increases relate primarily to the debt incurred to finance the repurchase of approximately $665 million of Shares and $326 million of capital expenditures since the second quarter of 1998.

SEASONALITY AND DIVERSIFICATION

     The hotel industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company's revenues historically have been lower in the first quarter than in the second, third or fourth quarters.

COMPARABLE OWNED HOTEL RESULTS

     Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood's hotel revenues. Starwood expects to continue renovating its owned, leased and consolidated joint venture hotels in 1999 and 2000 to pursue its brand and quality strategies.

     The following table summarizes average occupancy, ADR and REVPAR for the Company's comparable owned, leased and consolidated joint venture hotel properties for the three and six months ended June 30, 1999 and 1998. The results for the three and six months represent results for the 152 comparable owned, leased and consolidated joint venture hotels (excluding 19 hotels under significant renovation, held for sale or for which comparable results are not available).

              OWNED, LEASED AND CONSOLIDATED JOINT VENTURE HOTELS

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                         ------------------
                                                          1999       1998      VARIANCE
                                                         -------    -------    --------
WORLDWIDE
Number of hotels.......................................      152        152
Number of rooms........................................   47,477     47,477
REVPAR.................................................  $108.90    $106.04       2.7%
ADR....................................................  $148.35    $144.72       2.5%
Occupancy..............................................     73.4%      73.3%      0.1%
NORTH AMERICA
Number of hotels.......................................      105        105
Number of rooms........................................   34,389     34,389
REVPAR.................................................  $104.79    $101.90       2.8%
ADR....................................................  $140.65    $138.02       1.9%
Occupancy..............................................     74.5%      73.8%      0.7%
INTERNATIONAL
Number of hotels.......................................       47         47
Number of rooms........................................   13,088     13,088
REVPAR.................................................  $119.72    $116.80       2.5%
ADR....................................................  $169.71    $162.61       4.4%
Occupancy..............................................     70.5%      71.8%     (1.3)%

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         ------------------
                                                          1999       1998      VARIANCE
                                                         -------    -------    --------
WORLDWIDE
Number of hotels.......................................      152        152
Number of rooms........................................   47,477     47,477
REVPAR.................................................  $105.11    $101.43       3.6%
ADR....................................................  $148.01    $143.77       2.9%
Occupancy..............................................     71.0%      70.5%      0.5%

NORTH AMERICA
Number of hotels.......................................      105        105
Number of rooms........................................   34,389     34,389
REVPAR.................................................  $102.58    $ 98.87       3.8%
ADR....................................................  $142.91    $139.63       2.4%
Occupancy..............................................     71.8%      70.8%      1.0%

INTERNATIONAL
Number of hotels.......................................       47         47
Number of rooms........................................   13,088     13,088
REVPAR.................................................  $111.85    $108.18       3.4%
ADR....................................................  $162.17    $154.83       4.7%
Occupancy..............................................     69.0%      69.9%     (0.9)%

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     Cash flow from operating activities is the principal source of cash used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust. The Company anticipates that cash flow provided by operating activities will be sufficient to service short- and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including all distributions to shareholders.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

     In addition to cash flow from operating activities, the Company intends to finance the acquisition of additional hotel properties, hotel renovations, capital improvements and other core business acquisitions and provide for general corporate purposes through its credit facilities described below, through the net proceeds from dispositions of certain non-core assets and, when market conditions warrant, through the issuance of additional equity or debt securities.

     During 1998, the Company completed over $2.9 billion in non-core asset divestitures. As of January 1, 1999 through the date of this filing, Starwood has completed over $525 million of non-core asset divestitures. Management expects to complete the sale of its gaming operations, including the Desert Inn, for net proceeds of approximately $3.2 billion by year-end 1999 and second quarter of 2000, respectively. The proceeds from the actual divestitures have been used primarily to retire debt, and the Company plans to use the proceeds generated from future divestitures to pay down debt and for general corporate purposes.

     As a result of the Reorganization, Starwood will pay significantly more in federal income taxes, and will have the ability to retain significantly more earnings than was previously the case. Starwood anticipates that its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund maintenance, capital expenditures and acquisitions.

     DISTRIBUTIONS. In connection with the Reorganization, the Company reduced its annual distribution to be paid by the Trust to $0.60 per Share. During the first and second quarters of 1999, the Trust paid a distribution of $0.15 per Share for the fourth quarter of 1998 and the first quarter of 1999, respectively. During the first and second quarters of 1998, the Trust paid a distribution of $0.48 and $0.52 per Share for the fourth quarter of 1997 and the first quarter of 1998, respectively. The Trust has declared a distribution of $0.15 per class B share payable on October 22, 1999 to Starwood's shareholders of record on September 30, 1999.

     Following is a summary of the Company's debt portfolio as of June 30, 1999:

                                                   AMOUNT
                                   AMOUNT OF   OUTSTANDING AT                    INTEREST RATE AT    AVERAGE
                                   FACILITY    JUNE 30, 1999    INTEREST TERMS    JUNE 30, 1999      MATURITY
                                   ---------   --------------   --------------   ----------------   ----------
                                     (DOLLARS IN MILLIONS)
FLOATING RATE DEBT
Senior Credit Facility:
  Five-Year Term Loan............   $1,000        $ 1,000         LIBOR+1.00%          6.24%         3.7 years
  Revolving Credit Facility......    1,100            446         LIBOR+1.00%          6.24%         3.7 years
Senior Secured Notes Facility:
  Tranche One Loans..............    2,500          2,500         LIBOR+3.75%          8.99%         3.7 years
  Tranche Two Loans..............    1,000          1,000         LIBOR+2.75%          7.99%         3.7 years
Mortgages and other..............                     501            Various           5.73%         5.2 years
Starwood interest rate swaps.....                  (1,032)                             6.24%
                                                  -------                              ----         ----------
Total/average....................                 $ 4,415                              8.13%         3.8 years
                                                  =======                              ====         ==========
FIXED RATE DEBT
ITT public debt..................                 $ 1,995                              6.79%         8.1 years
Caesars public debt..............                     150                              8.88%               (1)
Mortgages and other..............                     878                              7.39%        11.8 years
Starwood interest rate swaps.....                   1,032                              7.23%
                                                  -------                              ----         ----------
Total/average....................                 $ 4,055                              7.11%         8.7 years
                                                  =======                              ====         ==========

                                                   AMOUNT
                                   AMOUNT OF   OUTSTANDING AT                    INTEREST RATE AT    AVERAGE
                                   FACILITY    JUNE 30, 1999    INTEREST TERMS    JUNE 30, 1999      MATURITY
                                   ---------   --------------   --------------   ----------------   ----------
                                     (DOLLARS IN MILLIONS)
TOTAL DEBT
Total debt and average terms.....                 $ 8,470                              7.64%         5.6 years
                                                  =======                              ====         ==========
Less: debt allocated or
  attributable to discontinued
  gaming operations..............                 $(2,336)
                                                  =======
Total debt directly attributable
  to continuing operations.......                 $ 6,134
                                                  =======

---------------
(1) Caesars World, Inc., a wholly owned subsidiary of the Company, has initiated the redemption of these notes, which will be completed on August 16, 1999 for an aggregate payment of $152 million, net of interest.

     A portion of the Senior Credit Facility that was scheduled to mature on February 23, 1999, in the aggregate amount of $542 million, was refinanced primarily with the proceeds from the Mortgage Loan transaction that was completed in February 1999. The Mortgage Loan matures in February 2009, is secured by 11 domestic owned hotels, bears interest at a blended rate of 6.98% and includes various restrictive covenants including, but not limited to, various cash restrictions, capital expenditure requirements and restrictions on the sale of assets.

     On March 8, 1999, the Company entered into an $83 million long-term debt obligation secured by mortgages on two international hotels. This obligation bears interest at LIBOR plus 1.35%, matures in March 2006 and is subject to various restrictive covenants including maintaining a minimum debt service coverage ratio. The proceeds from this financing were used to pay down certain intercompany loans due from the international hotels.

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

STOCK SALES AND REPURCHASES

     As of August 10, 1999, the Company had authority to repurchase up to approximately $350 million of Shares pursuant to its existing Share repurchase program and may repurchase Shares from time to time in the open market.

     As a part of its Share repurchase program, the Company sold equity put options during 1998 for $1.8 million in premiums, which options entitled the holder, at the expiration date, to sell one million Shares to the Company at contractually specified prices. During the first quarter of 1999, the Company repurchased 500,000 Shares for $16 million under certain of the equity put option contracts. During the first quarter of 1999, all of the remaining equity put option contracts had expired.

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

     Starwood has identified the critical central facility business applications that may be affected by the Year 2000, such as the reservation system application, including the frequent stay programs, and communication system applications. The Company has conducted the discovery and assessment stages on the reservations and communication system applications and assembled a team to implement modifications or upgrades, as necessary, and to test results. The majority of the Company's core business applications passed the final testing, which was performed by internal personnel and independent third parties in the second quarter of 1998. This testing process consisted of testing of the internal code and conducting over 9,000 test cases on the applicable systems. The specific testing included a three-step process comprised of baseline tests, Year 2000 date tests and code enhancement tests. Additional independent and internal testing is taking place throughout 1999 to validate previous findings and ensure Year 2000 readiness.

     Starwood is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance. During 1998, Starwood and an independent third-party reservation information service provider, with whom the Company has a material relationship, began testing to ensure the compatibility of the Company's reservation system with the service provider's reservation services. Starwood and this service provider expect to complete their compatibility validation testing during the third quarter of 1999.

     Starwood is also assessing its hardware components at its central facilities, all of which are expected to be modified or upgraded, as necessary, to ensure Year 2000 Compliance during the third quarter of 1999.

     Starwood has completed the initial assessment of the applications and hardware at the Company's owned and managed hotel properties. In the third quarter of 1998, validation tools and resources were deployed to the hotel properties that did not have an existing program in place. These tools consisted of asset management tools for analysis of all applications and data checking tools for patch application purposes and testing Year 2000 readiness of the equipment. Any equipment failing the testing was automatically remediated. The domestic Year 2000 team, which is scheduled to visit each domestic hotel property, is comprised of independent consultants and five individuals from the Company that are dedicated to the Year 2000 project. Each of the international properties has appointed internal personnel to address Year 2000 Compliance and has access to such independent consultants, if necessary. Once the test statistics for the hotel property applications and hardware are collected, the information will be sent to an independent third party for Year 2000 Compliance verification. Based on the results of the compliance verification, Starwood expects to address remediation efforts during the third quarter of 1999.

     YEAR 2000 PROJECT COSTS. Starwood estimates that total costs for the Year 2000 Compliance review, evaluation, assessment and remediation efforts for the central facilities and owned hotel properties should not exceed $30 million, although there can be no assurance that actual costs will not exceed this amount. Of this amount, approximately $6 million had been expended as of June 30, 1999.

     STARWOOD YEAR 2000 RISKS. Since all major computerized central facilities reservation systems and applications have been tested and reservations for the year 2000 have been accepted, Starwood believes that it has addressed all significant risks related to the Company's reservation function. The remaining risks relate primarily to the non-critical business applications, support hardware for the central facilities and embedded systems at the properties owned or managed by the Company. A failure of certain of these systems to become Year 2000 Compliant could disrupt the timeliness or the accuracy of management information provided by the central facilities.

     Starwood has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. Risk assessments and contingency planning scenarios, where required, will be finalized during the third quarter of 1999. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 Compliant, the Company will seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed timely or that qualified replacement vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's computer systems and operations.

     CONTINGENCY PLAN. Starwood appointed an internal committee to direct the contingency planning efforts. This team is comprised of individuals who represent various disciplines that affect the operations of the organization. The team created contingency planning guidelines that will be distributed to all hotels. The contingency planning is expected to be completed during the third quarter of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There were no material changes to the information provided in Item 7A in the Company's Joint Annual Report on Form 10-K, as amended, regarding the Company's market risk.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 26, 1999, Starwood held its 1999 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Brenda C. Barnes, Bruce W. Duncan, Michael A. Leven, Stephen R. Quazzo, Daniel
H. Stern and Raymond S. Troubh to serve for a three-year term; (ii) approved Starwood's 1999 Long-Term Incentive Plan; and (iii) approved Starwood's 1999 Annual Incentive Plan. Messrs. Juergen Bartels, Jean-Marc Chapus, Jonathan D. Eilian, L. Dennis Kozlowski, Barry S. Sternlicht, Madison F. Grose, Eric Hippeau, Earle F. Jones, George J. Mitchell and Daniel W. Yih continued to serve as Directors following the annual meeting.

     The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter:

                                                               VOTES FOR     VOTES WITHHELD
                                                              -----------    ---------------
Election of Directors:
  Brenda C. Barnes..........................................  128,754,150      19,140,376
  Bruce W. Duncan...........................................  128,760,195      19,134,331
  Michael A. Leven..........................................  112,211,598      35,682,928
  Stephen R. Quazzo.........................................  126,015,569      21,878,957
  Daniel H. Stern...........................................  126,009,989      21,884,537
  Raymond S. Troubh.........................................  128,083,345      19,811,181

                                             VOTES FOR    VOTES AGAINST   ABSTENTIONS   VOTES WITHHELD
                                            -----------   -------------   -----------   --------------
Approval of 1999 Long-Term Incentive
  Plan....................................   81,514,432    39,913,139      3,637,615      22,829,340
Approval of 1999 Annual Incentive Plan....  136,346,974     7,868,777      3,678,775              --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   3.1    Amended and Restated Declaration of Trust of the Trust,
          amended and restated as of January 6, 1999, as amended
          through April 16, 1999 (incorporated by reference to Exhibit
          3.1 to Starwood's Joint Quarterly Report on Form 10-Q for
          the three months ended March 31, 1999 (the "1999 First
          Quarter 10-Q")).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   3.2    Bylaws of the Trust, as amended through April 16, 1999
          (incorporated by reference to Exhibit 3.3 to the 1999 First
          Quarter 10-Q).
   3.3    Bylaws of the Corporation, as amended through April 15, 1999
          (incorporated by reference to Exhibit 3.4 to the 1999 First
          Quarter 10-Q).
  10.1    Eighth Amendment to the Credit Agreement and Modification to
          Pledge and Security Agreement, dated as of July 2, 1999,
          among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, Bankers Trust
          Company and The Chase Manhattan Bank, as Administrative
          Agents, Lehman Commercial Paper Inc. and Bank of Montreal,
          as Syndication Agents, and Bankers Trust Company, as
          Collateral Agent.(1)
  10.2    Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada
          Corp., Caesars World, Inc., Sheraton Desert Inn Corporation,
          Sheraton Tunica Corporation and Park Place Entertainment
          Corporation (incorporated by reference to Exhibit 10.5 to
          the 1999 First Quarter 10-Q).
  10.3    Separation Agreement, dated as of April 30, 1999, between
          the Corporation and Richard D. Nanula (incorporated by
          reference to Exhibit 10.6 to the 1999 First Quarter 10-Q).
  10.4    Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term
          Incentive Compensation Plan.(1)
  10.5    Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual
          Incentive Plan for Certain Executives.(1)
  27.1    Financial Data Schedule for the Corporation.(1)
  27.2    Financial Data Schedule for the Trust.(1)

---------------
(1) Filed herewith.

(b) REPORTS ON FORM 8-K

     Since the first quarter of 1999, Starwood filed the following Current Reports on Form 8-K:

     (i)   Joint Current Report on Form 8-K dated May 7, 1999, reporting under
           Item 5 the execution by Starwood and certain of its affiliates of a Stock Purchase Agreement with Park Place Entertainment Corporation relating to the sale of the capital stock of Caesars World, Inc. and Sheraton Tunica Corporation and certain other assets.

     (ii)  Joint Current Report on Form 8-K dated May 28, 1999, reporting under
           Item 5 the execution by Starwood and certain of its affiliates of an Asset and Land Purchase Agreement with Sun International Hotels Limited and Sun International Nevada, Inc. relating to the sale of the Desert Inn (together with certain adjacent property).

     (iii) Joint Current Report on Form 8-K dated July 21, 1999, reporting under
           Item 5 the execution by Starwood of an Agreement and Plan of Merger with Vistana relating to the merger of Vistana into a subsidiary of Starwood.

     (iv) Joint Current Report on Form 8-K dated July 23, 1999, reporting under Items 5 and 7 the restatement of Starwood's financial statements to reflect Starwood's gaming operations as a discontinued operation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STARWOOD HOTELS & RESORTS
                                          WORLDWIDE, INC.

                                          By: /s/ RONALD C. BROWN
                                            ------------------------------------
                                            Ronald C. Brown
                                            Executive Vice President and
                                            Chief Financial Officer

                                          STARWOOD HOTELS & RESORTS

                                          By: /s/ RONALD C. BROWN
                                            ------------------------------------
                                            Ronald C. Brown
                                            Vice President and Chief Financial
                                            and Accounting Officer

Date: August 13, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   3.1    Amended and Restated Declaration of Trust of the Trust,
          amended and restated as of January 6, 1999, as amended
          through April 16, 1999 (incorporated by reference to Exhibit
          3.1 to Starwood's Joint Quarterly Report on Form 10-Q for
          the three months ended March 31, 1999 (the "1999 First
          Quarter 10-Q")).
   3.2    Bylaws of the Trust, as amended through April 16, 1999
          (incorporated by reference to Exhibit 3.3 to the 1999 First
          Quarter 10-Q).
   3.3    Bylaws of the Corporation, as amended through April 15, 1999
          (incorporated by reference to Exhibit 3.4 to the 1999 First
          Quarter 10-Q).
  10.1    Eighth Amendment to the Credit Agreement and Modification to
          Pledge and Security Agreement, dated as of July 2, 1999,
          among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, Bankers Trust
          Company and The Chase Manhattan Bank, as Administrative
          Agents, Lehman Commercial Paper Inc. and Bank of Montreal,
          as Syndication Agents, and Bankers Trust Company, as
          Collateral Agent.(1)
  10.2    Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada
          Corp., Caesars World, Inc., Sheraton Desert Inn Corporation,
          Sheraton Tunica Corporation and Park Place Entertainment
          Corporation (incorporated by reference to Exhibit 10.5 to
          the 1999 First Quarter 10-Q).
  10.3    Separation Agreement, dated as of April 30, 1999, between
          the Corporation and Richard D. Nanula (incorporated by
          reference to Exhibit 10.6 to the 1999 First Quarter 10-Q).
  10.4    Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term
          Incentive Compensation Plan.(1)
  10.5    Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual
          Incentive Plan for Certain Executives.(1)
  27.1    Financial Data Schedule for the Corporation.(1)
  27.2    Financial Data Schedule for the Trust.(1)

---------------
(1) Filed herewith.