Form 10-Q
period 1999-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 1999-11-15
CIK 316206, 48595

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     189,185,601 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 189,185,601 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of October 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Starwood Hotels & Resorts Worldwide, Inc.:
         Consolidated Balance Sheets as of September 30, 1999 and
              December 31, 1998......................................    3
         Consolidated Statements of Operations for the Three and Nine
              Months Ended September 30, 1999 and 1998...............    4
         Consolidated Statements of Comprehensive Income for the
              Three and Nine Months Ended September 30, 1999 and
              1998...................................................    5
         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 and 1998......................    6
         Starwood Hotels & Resorts:
         Consolidated Balance Sheets as of September 30, 1999 and
              December 31, 1998......................................    7
         Consolidated Statements of Operations for the Three Months
              Ended September 30, 1999 and 1998, for the Nine Months
              Ended September 30, 1999 and for the Period from
              February 23, 1998 to September 30, 1998................    8
         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 and for the Period from
              February 23, 1998 to September 30, 1998................    9
         Notes to Financial Statements...............................   10
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................   17
Item 3.  Quantitative and Qualitative Disclosures about Market
              Risk...................................................   31
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   32
Item 2.  Changes in Securities and Use of Proceeds...................   32
Item 6.  Exhibits and Reports on Form 8-K............................   32

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the "Corporation") and Starwood Hotels & Resorts (the "Trust" and, together with the Corporation, "Starwood" or the "Company") are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's Joint Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 and should be read in conjunction therewith, and with the Form 8-K filed on July 23, 1999, which reflects Starwood's gaming segment as a discontinued operation. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $   195         $   157
  Accounts receivable, net of allowance for doubtful
     accounts of $51
     and $55................................................         536             484
  Inventories...............................................          63              58
  Prepaid expenses and other................................          77              75
                                                                 -------         -------
     Total current assets...................................         871             774
Investments.................................................         380             336
Plant, property and equipment, net..........................       7,838           7,857
Goodwill and intangible assets, net.........................       2,685           2,714
Other assets................................................         403             570
Net assets held for sale....................................          --              63
Net assets of discontinued operations.......................       1,061           1,103
                                                                 -------         -------
                                                                 $13,238         $13,417
                                                                 =======         =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   188         $   169
  Accrued expenses..........................................         799             782
  Short-term borrowings and current maturities of long-term
     debt...................................................         233             687
  Other current liabilities.................................         215             183
                                                                 -------         -------
     Total current liabilities..............................       1,435           1,821
Long-term debt..............................................       6,015           5,802
Deferred income taxes.......................................       1,525             529
Other liabilities...........................................         367             384
                                                                 -------         -------
                                                                   9,342           8,536
                                                                 -------         -------
Minority interest...........................................         230             244
                                                                 -------         -------
Equity put options..........................................          --              32
                                                                 -------         -------
Class B exchangeable preferred shares of the Trust, at
  redemption value of $38.50................................         136             149
                                                                 -------         -------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares of the Trust; $0.01
     par value; authorized 30,000,000 shares; outstanding
     3,669,546 and 4,373,457 shares at September 30, 1999
     and December 31, 1998, respectively....................          --              --
  Corporation common stock; $0.01 par value; authorized
     1,050,000,000 shares; outstanding 180,074,966 and
     175,574,135 shares at September 30, 1999 and December
     31, 1998, respectively.................................           2               2
  Trust common shares of beneficial interest; $0.01 par
     value; authorized 1,200,000,000 shares; outstanding
     175,574,135 shares at December 31, 1998................          --               2
  Trust Class B shares of beneficial interest; $0.01 par
     value; authorized 1,000,000,000 shares; outstanding
     180,074,966 shares at September 30, 1999...............           2              --
  Additional paid-in capital................................       4,564           4,570
  Cumulative translation and marketable securities
     adjustments............................................        (205)           (120)
  Retained earnings (accumulated deficit)...................        (833)              2
                                                                 -------         -------
     Total stockholders' equity.............................       3,530           4,456
                                                                 -------         -------
                                                                 $13,238         $13,417
                                                                 =======         =======

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                          ------------------    ------------------
                                                           1999       1998       1999       1998
                                                          -------    -------    -------    -------
REVENUES
Owned, leased and consolidated joint venture hotels.....  $  855     $  800     $2,496     $2,154
Management and franchise fees...........................      70         55        195        163
Unconsolidated joint ventures and other.................      31         29         84         77
                                                          ------     ------     ------     ------
                                                             956        884      2,775      2,394
                                                          ------     ------     ------     ------
COSTS AND EXPENSES
Owned, leased and consolidated joint venture hotels.....     587        545      1,709      1,470
Selling, general and administrative.....................      37         67        123        168
Restructuring and other special charges (credits).......      --        185        (41)       185
Depreciation and amortization...........................     117        105        353        309
                                                          ------     ------     ------     ------
                                                             741        902      2,144      2,132
                                                          ------     ------     ------     ------
                                                             215        (18)       631        262
Interest expense, net of interest income of $5, $6, $15
  and $22...............................................    (125)      (158)      (364)      (322)
Gains (losses) on sales of real estate and
  investments...........................................      (8)        --         22         51
Miscellaneous expense...................................      --         --        (15)        --
                                                          ------     ------     ------     ------
                                                              82       (176)       274         (9)
Income tax (expense) benefit............................     (28)       102       (999)        66
Minority equity in net income...........................     (10)        (5)       (14)       (12)
                                                          ------     ------     ------     ------
Income (loss) from continuing operations................      44        (79)      (739)        45
Discontinued operations:
  Net loss from operations, net of tax benefit of $0,
     $6, $0 and $12.....................................      --        (27)        --        (59)
  Net gain (loss) on dispositions, net of tax of $0,
     $(14), $(121) and $(604)...........................      --         25         (7)     1,165
Extraordinary item, net of tax benefit of $1, $0, $1 and
  $0....................................................      (2)        --         (2)        --
                                                          ------     ------     ------     ------
Net income (loss).......................................  $   42     $  (81)    $ (748)    $1,151
                                                          ======     ======     ======     ======
EARNINGS PER SHARE -- BASIC
Continuing operations...................................  $ 0.23     $(0.42)    $(3.98)    $ 0.16
Discontinued operations.................................      --      (0.01)     (0.04)      5.71
Extraordinary item......................................   (0.01)        --      (0.01)        --
                                                          ------     ------     ------     ------
Net income (loss).......................................  $ 0.22     $(0.43)    $(4.03)    $ 5.87
                                                          ======     ======     ======     ======
EARNINGS PER SHARE -- DILUTED
Continuing operations...................................  $ 0.23     $(0.42)    $(3.98)    $ 0.16
Discontinued operations.................................      --      (0.01)     (0.04)      5.71
Extraordinary item......................................   (0.01)        --      (0.01)        --
                                                          ------     ------     ------     ------
Net income (loss).......................................  $ 0.22     $(0.43)    $(4.03)    $ 5.87
                                                          ======     ======     ======     ======
Weighted average number of shares.......................     186        199        186        194
                                                          ======     ======     ======     ======
Weighted average number of shares assuming dilution.....     195        199        186        194
                                                          ======     ======     ======     ======

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              -------------    ---------------
                                                              1999    1998     1999      1998
                                                              ----    -----    -----    ------
Net income (loss)...........................................  $42     $(81)    $(748)   $1,151
Other comprehensive income (loss):
Foreign currency translation adjustments --
  Foreign currency translation arising during the period....    9       46       (85)       --
  Unrealized holding losses arising during the period.......   --       --        --        (1)
  Reclassification adjustment for losses included in net
     income.................................................   --       --        --        33
                                                              ---     ----     -----    ------
                                                                9       46       (85)       32
                                                              ---     ----     -----    ------
Comprehensive income (loss).................................  $51     $(35)    $(833)   $1,183
                                                              ===     ====     =====    ======

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                              1999      1998
                                                              -----    ------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(748)   $1,151
Exclude:
Discontinued operations --
  Net loss from operations..................................     --        59
  Net loss (gain) on dispositions...........................      7    (1,165)
Extraordinary item..........................................      2        --
                                                              -----    ------
Income (loss) from continuing operations....................   (739)       45
Adjustments to income (loss) from continuing operations:
  Depreciation and amortization.............................    353       309
  Amortization of deferred loan costs.......................     13        15
  Non-cash portion of Reorganization charge.................    936        --
  Non-cash portion of restructuring and other special
    charges (credits).......................................    (46)      150
  Provision for doubtful accounts...........................      6         5
  Minority equity...........................................     14        12
  Equity income, net of dividends received..................    (23)      (11)
  Gains on sale of real estate and investments..............    (22)      (51)
Changes in working capital:
  Accounts receivable.......................................    (86)      (83)
  Inventories...............................................     (7)        1
  Accounts payable..........................................     24         7
  Accrued expenses..........................................    (43)     (277)
Accrued and deferred income taxes...........................    (28)     (139)
Other, net..................................................    (48)      (31)
                                                              -----    ------
  Cash from (used for) continuing operations................    304       (48)
  Cash used for discontinued operations.....................    (53)     (281)
                                                              -----    ------
  Cash from (used for) operating activities.................    251      (329)
                                                              -----    ------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................   (310)     (370)
Proceeds from asset sales...................................    502     2,811
Collection of notes receivable, net of advances.............     53        --
Acquisitions, net of acquired cash..........................     --       (60)
Investments.................................................    (62)       --
Employee benefit trust......................................     --       146
Other, net..................................................    (11)     (257)
                                                              -----    ------
  Cash from investing activities............................    172     2,270
                                                              -----    ------
FINANCING ACTIVITIES
Short-term debt issued (repaid).............................   (597)      505
Long-term debt issued.......................................    636     2,447
Long-term debt repaid.......................................   (282)   (1,477)
Proceeds from forward equity contracts and settlement of
  equity put options........................................    (16)      245
Distributions paid..........................................    (87)   (3,249)
Stock repurchases...........................................    (42)     (343)
Other, net..................................................      3       (16)
                                                              -----    ------
  Cash used for financing activities........................   (385)   (1,888)
                                                              -----    ------
Increase in cash and cash equivalents.......................     38        53
Cash and cash equivalents -- beginning of period............    157       126
                                                              -----    ------
Cash and cash equivalents -- end of period..................  $ 195    $  179
                                                              =====    ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $ 441    $  219
                                                              =====    ======
  Income taxes, net of refunds..............................  $  98    $   42
                                                              =====    ======

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $    8           $   12
  Accounts receivable.......................................          2               24
  Receivable, Corporation...................................         45               42
  Prepaid expenses and other................................          4                3
                                                                 ------           ------
     Total current assets...................................         59               81
Investments, Corporation....................................      1,056            1,057
Investments.................................................         49               86
Plant, property and equipment, net..........................      4,393            4,411
Long-term receivables, net, Corporation.....................      2,954            2,583
Goodwill and intangible assets, net.........................        247              258
Other assets................................................         17              152
Net assets held for sale....................................         --               18
                                                                 ------           ------
                                                                 $8,775           $8,646
                                                                 ======           ======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   11           $    6
  Accrued expenses..........................................         93               68
  Short-term borrowings and current maturities of long-term
     debt...................................................        105                1
                                                                 ------           ------
     Total current liabilities..............................        209               75
Long-term debt..............................................        497              737
                                                                 ------           ------
                                                                    706              812
                                                                 ------           ------
Minority interest...........................................         35               39
                                                                 ------           ------
Equity put options and forward equity contracts.............         --               23
                                                                 ------           ------
Class B exchangeable preferred shares, at redemption value
  of $38.50.................................................        136              149
                                                                 ------           ------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares; $0.01 par value;
     authorized 30,000,000 shares; outstanding 3,669,546 and
     4,373,457 shares at September 30, 1999 and December 31,
     1998, respectively.....................................         --               --
  Trust common shares of beneficial interest; $0.01 par
     value; authorized 1,200,000,000 shares; outstanding
     175,574,135 shares at December 31, 1998................         --                2
  Class A shares of beneficial interest; $0.01 par value;
     authorized 5,000 shares; outstanding 1,000 shares at
     September 30, 1999.....................................         --               --
  Trust Class B shares of beneficial interest; $0.01 par
     value; authorized 1,000,000,000 shares; outstanding
     180,074,966 shares at September 30, 1999...............          2               --
  Additional paid-in capital................................      7,570            7,557
  Retained earnings.........................................        326               64
                                                                 ------           ------
     Total stockholders' equity.............................      7,898            7,623
                                                                 ------           ------
                                                                 $8,775           $8,646
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

                           STARWOOD HOTELS & RESORTS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS
                                                      ENDED          NINE MONTHS        PERIOD FROM
                                                  SEPTEMBER 30,         ENDED        FEBRUARY 23, 1998
                                                  --------------    SEPTEMBER 30,    TO SEPTEMBER 30,
                                                  1999     1998         1998               1998
                                                  -----    -----    -------------    -----------------
REVENUES
Unconsolidated joint ventures and other.........  $ --     $  4         $  8               $  5
Rent and interest, Corporation..................   187      180          552                435
                                                  ----     ----         ----               ----
                                                   187      184          560                440
                                                  ----     ----         ----               ----
COSTS AND EXPENSES
Selling, general and administrative.............    --        6           --                 12
Depreciation and amortization...................    43       35          132                110
                                                  ----     ----         ----               ----
                                                    43       41          132                122
                                                  ----     ----         ----               ----
                                                   144      143          428                318
Interest expense, net of interest income of $0,
  $0, $2 and $0.................................   (10)      (6)         (35)               (14)
Losses on sales of real estate..................   (40)      --          (40)                --
Income tax expense..............................    (1)      --           (2)                (1)
Minority equity in net income...................    (1)      (3)          (2)                (4)
                                                  ----     ----         ----               ----
Net income......................................  $ 92     $134         $349               $299
                                                  ====     ====         ====               ====

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS             PERIOD FROM
                                                                 ENDED             FEBRUARY 23, 1998
                                                           SEPTEMBER 30, 1999    TO SEPTEMBER 30, 1998
                                                           ------------------    ---------------------
OPERATING ACTIVITIES
Net income...............................................        $ 349                   $ 299
Adjustments to net income:
  Depreciation and amortization..........................          132                     110
  Minority equity in net income..........................            2                       4
  Equity income, net of dividends received...............           (3)                     --
  Losses on sales of real estate.........................           40                      --
Changes in working capital:
  Accounts receivable....................................            6                      (8)
  Accounts payable.......................................            5                      10
  Accrued expenses.......................................           10                     (13)
Other, net...............................................            4                       1
                                                                 -----                   -----
  Cash from operating activities.........................          545                     403
                                                                 -----                   -----
INVESTING ACTIVITIES
Additions to plant, property and equipment...............         (176)                   (139)
Proceeds from asset sales................................           61                     250
Collection of notes receivable...........................           56                      --
Acquisitions, net of acquired cash.......................           --                     (13)
Investments..............................................           (6)                     --
Notes receivable, Corporation............................         (243)                     45
Other, net...............................................           (9)                   (275)
                                                                 -----                   -----
  Cash used for investing activities.....................         (317)                   (132)
                                                                 -----                   -----
FINANCING ACTIVITIES
Long-term debt issued....................................          291                      12
Long-term debt repaid....................................         (427)                     --
Proceeds from equity offering............................           --                     171
Distributions paid.......................................          (87)                   (213)
Stock repurchases........................................           (7)                   (240)
Other, net...............................................           (2)                      8
                                                                 -----                   -----
  Cash used for financing activities.....................         (232)                   (262)
                                                                 -----                   -----
Increase (decrease) in cash and cash equivalents.........           (4)                      9
Cash and cash equivalents -- beginning of period.........           12                      --
                                                                 -----                   -----
Cash and cash equivalents -- end of period...............        $   8                   $   9
                                                                 =====                   =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest.................        $  24                   $  15
                                                                 =====                   =====

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     The accompanying consolidated balance sheets as of September 30, 1999 and December 31, 1998 and the consolidated statements of operations, comprehensive income and cash flows for the three and nine months ended September 30, 1999 represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the "Corporation"), including ITT Corporation and its subsidiaries ("ITT") and Starwood Hotels & Resorts and its subsidiaries (the "Trust"), and (ii) the Trust. Because the acquisition of ITT (the "ITT Merger") was treated as a reverse purchase for financial accounting purposes, the consolidated statements of operations, comprehensive income and cash flows for the three and nine months ended September 30, 1998 include the accounts of ITT for the three and nine months ended September 30, 1998 and the accounts of the Corporation and the Trust for the period from the closing of the ITT Merger on February 23, 1998 through September 30, 1998.

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

     During 1998, Congress enacted tax legislation that had the effect of eliminating this grandfathering for certain interests in real property acquired after March 26, 1998. In response to this legislation, a reorganization of the Corporation and the Trust (the "Reorganization") was proposed by the Company and was approved by the shareholders of the Corporation and Trust on January 6, 1999. As a result of the Reorganization, the combined Corporation and Trust entity is no longer a grandfathered paired share REIT. The Trust became a subsidiary of the Corporation, which holds all outstanding shares of new Class A shares of beneficial interest in the Trust. Each outstanding Trust Share was converted into one new non-voting Class B share of beneficial interest in the Trust (a "Class B Share"). Pursuant to an agreement between the Corporation and the Trust, the Corporation Shares and the Class B Shares are attached on a one-for-one basis and may be transferred only in units ("Shares") consisting of one Corporation Share and one Class B Share. The Reorganization was accounted for as a reorganization of two companies under common control. As such, there was no revaluation of the assets and liabilities of the combining companies. Any further references in this filing to Starwood Hotels & Resorts Worldwide, Inc. ("Starwood" or the "Company") include the Trust and its subsidiaries. Unless otherwise stated herein, all information with respect to Shares refers to Shares since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

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

     The Company, through its subsidiaries, is the general partner of, and held, as of September 30, 1999, an aggregate 90.2% partnership interest in, SLC Operating Limited Partnership (the "Operating Partnership"). The Trust, through its subsidiaries, is the general partner of, and held, as of September 30, 1999, an aggregate 94.9% partnership interest in, SLT Realty Limited Partnership (the "Realty Partnership" and, together with the Operating Partnership, the "Partnerships"), and the Corporation held an aggregate 2.2% partnership interest in the Realty Partnership. The Realty Partnership principally owns, directly or indirectly, fee, ground lease and mortgage loan interests in hotel properties. The Operating Partnership, directly or indirectly,

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

principally leases hotel properties from the Realty Partnership and also owns fee interests in other hotel properties and manages hotels for third parties. The units of these Partnerships ("LP Units") held by the limited partners ("Limited Partners") of the Partnerships are exchangeable on a one-to-one basis for Shares. At September 30, 1999, there were approximately 9.9 million LP Units outstanding (including 4.2 million LP Units held by the Corporation).

     The Company is one of the largest hotel companies in the world. The hotel business is comprised of a worldwide hospitality network of approximately 710 full-service hotels primarily serving three markets: luxury, upscale and mid-price. The Company's hotel operations are represented on six continents and in nearly every major world market.

NOTE 2. EARNINGS PER SHARE

     The following reconciliation of basic earnings per share to diluted earnings per share for income (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per share data):

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------
                                                           1999                            1998
                                               -----------------------------   -----------------------------
                                               EARNINGS   SHARES   PER SHARE   EARNINGS   SHARES   PER SHARE
                                               --------   ------   ---------   --------   ------   ---------
Income (loss) from continuing operations.....   $  44                            $(79)
Dividends on Class A and Class B EPS.........      (1)                             (4)
                                                -----                            ----
Basic earnings (loss)........................      43      186       $0.23        (83)     199      $(0.42)
Effect of dilutive securities:
  Employee options...........................      --        1                     --       --
  Class A and Class B EPS....................       1        8                     --       --
                                                -----      ---                   ----      ---
Diluted earnings (loss)......................   $  44      195       $0.23       $(83)     199      $(0.42)
                                                =====      ===       =====       ====      ===      ======

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------
                                                           1999                            1998
                                               -----------------------------   -----------------------------
                                               EARNINGS   SHARES   PER SHARE   EARNINGS   SHARES   PER SHARE
                                               --------   ------   ---------   --------   ------   ---------
Income (loss) from continuing operations.....   $(739)                           $ 45
Dividends on Class A and Class B EPS.........      (3)                            (15)
                                                -----                            ----
Basic earnings (loss)........................    (742)     186      $(3.98)        30      194       $0.16
Effect of dilutive securities:
  Employee options...........................      --       --                     --       --
                                                -----      ---                   ----      ---
Diluted earnings (loss)......................   $(742)     186      $(3.98)      $ 30      194       $0.16
                                                =====      ===      ======       ====      ===       =====

     As a result of antidilutive effects, approximately 7.7 million Class A and Class B Exchangeable Preferred Shares ("EPS") of the Trust and approximately 1.4 million employee options and other common stock equivalents were not included in the computation of diluted earnings per share for the nine months ended September 30, 1999. Additionally, as a result of antidilutive effects, approximately 7.4 million Class A and Class B EPS of the Trust were not included in the computation of diluted earnings per share for the nine months ended September 30, 1998.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3. ACQUISITIONS

     On October 1, 1999, the Corporation completed the acquisition of Vistana, Inc. ("Vistana"), whereby Vistana merged with and into a subsidiary of the Corporation and thereby became a wholly owned subsidiary of the Corporation. Vistana's principal operations include the acquisition, development and operation of vacation ownership resorts, marketing and selling vacation ownership interests in the resorts, and providing financing to customers who purchase such interests. The Company financed the acquisition of Vistana with cash of approximately $110 million, the assumption of approximately $280 million of debt and the issuance of approximately 10.1 million Shares.

NOTE 4. DISCONTINUED OPERATIONS

     GAMING. In April 1999, management developed a formal plan to dispose of the Company's gaming operations. On April 27, 1999, the Company entered into a definitive agreement to sell its gaming operations, excluding the Desert Inn Resort & Casino in Las Vegas, Nevada (the "Desert Inn"), for cash proceeds of approximately $3.0 billion to Park Place Entertainment Corporation. This sale, which is subject to customary closing conditions including obtaining approvals from certain gaming regulatory authorities, is expected to close prior to the end of 1999. On May 18, 1999, the Company entered into a definitive agreement with Sun International Hotels Limited to sell the Desert Inn for approximately $275 million in cash. This sale, which is also subject to customary closing conditions including approvals by the Nevada gaming authorities, is expected to close in 2000.

     As a result of the definitive agreements to sell the gaming operations, the accompanying consolidated financial statements reflect the results of operations and net assets of the gaming segment as a discontinued operation. Long-term debt of approximately $2.1 billion and the related interest expense of $42 million, $40 million, $122 million and $120 million for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998, respectively, has been allocated to the discontinued operation. This allocation was based upon the ratio of net gaming segment assets to the Company's total capitalization. During the first quarter of 1999, the Company provided for estimated after-tax losses on the disposal of the discontinued operations of $180 million ($158 million pretax), which included anticipated operating results through the expected closing date of approximately $50 million prior to the disposal. Summary financial information of the discontinued gaming operations is as follows (in millions) (unaudited):

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
BALANCE SHEET DATA
Total assets................................................     $ 3,569         $ 3,751
Total liabilities...........................................        (326)           (368)
Debt related to discontinued operations:
  Allocated debt............................................      (2,140)         (2,140)
  Other.....................................................         (42)           (176)
                                                                 -------         -------
Net assets of the discontinued gaming operations............     $ 1,061         $ 1,067
                                                                 =======         =======

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                              THREE MONTHS       NINE MONTHS
                                                                 ENDED              ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                             --------------    ----------------
                                                             1999     1998      1999      1998
                                                             -----    -----    ------    ------
INCOME STATEMENT DATA
Revenues...................................................  $402     $391     $1,164    $1,038
Restructuring and other special charges....................  $ --     $(55)    $   --    $  (55)
Operating income...........................................  $ 53     $  3     $  131    $   53
Interest expense:
  Allocated debt...........................................  $(42)    $(40)    $ (122)   $ (120)
  Other....................................................  $ (2)    $ (1)    $  (10)   $   (2)
Income tax (expense) benefit...............................  $ (1)    $  7     $   (3)   $   13
Minority equity............................................  $ --     $  4     $    2    $    6
Income (loss) from discontinued operations.................  $  8     $(27)    $   (2)   $  (50)

     ITT EDUCATIONAL SERVICES, INC. In June 1998, the Company sold approximately
13.0 million shares of ITT Educational Services, Inc. ("Educational Services") for net proceeds of approximately $304 million, recognizing a gain of $163 million, net of income taxes of $90 million. In February 1999, the Company completed the sale of its remaining interest in Educational Services, selling
8.0 million shares of common stock of Educational Services in an underwritten public offering at a price per share of $34.00. Concurrently, Educational Services repurchased the Company's remaining 1.5 million shares of Educational Services common stock at $32.73 per share. Starwood received aggregate net proceeds of approximately $310 million from these transactions, which were used to repay a portion of the Company's outstanding debt. As a result of this sale, the Company recognized a gain of $173 million, net of taxes of $99 million in the first quarter of 1999. Net assets of discontinued operations included $36 million related to Educational Services as of December 31, 1998.

     ITT WORLD DIRECTORIES. In February 1998, the Company disposed of ITT World Directories ("WD"), the subsidiary through which ITT conducted its telephone directories publishing business, to VNU International B.V., a leading international publishing and information company based in the Netherlands, for gross consideration of $2.1 billion. The Company recorded a gain of $1.002 billion, net of income taxes of $514 million, on the disposition.

NOTE 5. UNAUDITED PRO FORMA RESULTS

     The following unaudited pro forma information reflects the ITT Merger, the acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates ("Westin") ("Westin Merger") and certain actual and planned asset dispositions (including the disposition of the gaming operations) as if they occurred at the beginning of each period presented and does not purport to present what actual results would have been had such transactions, in fact, occurred at the beginning of each period presented, or to project results for any future period (in millions, except per share data):

                                                            THREE MONTHS        NINE MONTHS
                                                                ENDED              ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                           ---------------    ----------------
                                                           1999      1998      1999      1998
                                                           -----    ------    ------    ------
Revenues.................................................  $ 956    $  884    $2,775    $2,655
Income (loss) from continuing operations.................  $  67    $  (74)   $ (672)   $   45
Net income (loss)........................................  $  65    $  (76)   $ (681)   $1,151
Basic income (loss) from continuing operations per
  share..................................................  $0.35    $(0.39)   $(3.62)   $ 0.16
Diluted income (loss) from continuing operations per
  share..................................................  $0.34    $(0.39)   $(3.62)   $ 0.15

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

     In July 1999, the Company sold the Westin Central Park South for approximately $63 million in net cash proceeds. The Company recognized a pretax loss of $23 million during the second quarter of 1999 in anticipation of this sale.

     In October 1999, the Company sold The Tyee Hotel for approximately $5 million in net cash proceeds, recognizing a pretax loss of $4 million in the third quarter of 1999 in anticipation of the loss.

     In September and October of 1999, the Company reduced its stake in Lampsa SA, a Greek company that owns the Grande Bretagne Hotel in Athens, from 52.8% to 0.01%. The Company owned its interest in Lampsa SA through its 70.3% ownership of CIGA S.p.A. The Company received gross proceeds (before minority interest) of $290 million as a result of these sales. A pretax gain (before minority interest) of $11 million has been recorded in the third quarter of 1999, with an estimated pretax gain (before minority interest) of approximately $260 million in the fourth quarter of 1999.

     In early November 1999, the Company sold the Kansas City Ritz Carlton for approximately $61 million in net cash proceeds, recognizing a pretax loss of $13 million in the third quarter of 1999 in anticipation of the loss.

NOTE 7. RESTRUCTURING AND OTHER SPECIAL CHARGES/CREDITS

     In connection with the ITT Merger, the Company recorded restructuring and other special charges totaling $185 million (pretax) in the third quarter of 1998 for (i) ITT Merger-related costs and (ii) write-down of certain assets. At September 30, 1999, the Company had remaining accruals related to these 1998 restructuring and other special charges of approximately $9 million primarily related to costs to be incurred to complete the integration of the Company's reservations systems, integration of global benefits programs and other ITT Merger-related costs, which will be paid out over the next several quarters.

     During the second quarter of 1999, the Company reversed approximately $50 million in restructuring charges recorded during 1997 due to the resolution of certain employment related contingencies, net of restructuring and other special charges of $5 million attributed to the rationalization of one of Starwood's technical centers and $4 million attributed to the severance benefits for the former President and Chief Operating Officer of the Corporation. Additionally, in the second quarter of 1999, the Company recorded a tax benefit of $37 million primarily related to the resolution of certain employment related contingencies, which is included in income tax expense in the accompanying consolidated statements of operations.

     During 1997, ITT recorded pretax charges totaling $260 million to restructure and rationalize operations at its World Headquarters and the headquarters of its field operations. Additionally, ITT recorded restructuring and other special charges in connection with the ITT Merger totaling $600 million. At September 30, 1999, the Company had remaining accruals related to these restructuring and other special charges of approximately $64 million primarily related to remaining lease commitments which expire through 2006 and certain employee benefits scheduled to be utilized in the first quarter of 2000.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8. EXTRAORDINARY ITEM

     In August 1999, Caesars World, Inc., a wholly owned subsidiary of the Company, redeemed its senior subordinated notes for an aggregate payment of $152 million, recognizing an extraordinary pretax loss of $3 million.

NOTE 9. STOCKHOLDERS' EQUITY

     As a part of its ongoing Share repurchase program, the Company sold equity put options during 1998 for $1.8 million, which entitled the holder, at the expiration date, to sell one million Shares to the Company at contractually specified prices. During the first quarter of 1999, the Company repurchased 500,000 Shares for $16 million under a portion of the equity put option contracts. In the first quarter of 1999, all of the remaining equity put option contracts expired.

     Pursuant to its Share repurchase program, the Company repurchased approximately 1.6 million Shares in the open market at an average purchase price of $25.67 during the third quarter of 1999.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into interest rate swap agreements to manage interest rate fluctuations on its variable rate debt. The Company currently has nine outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these interest rate swaps was approximately $1.8 billion (including $700 million with an original maturity of less than one year) and the estimated unrealized gain on these interest rate swaps was approximately $7 million at September 30, 1999. The unrealized gain represents the amount the Company would receive upon the termination of the swap agreements based on current interest rates.

     From time to time, the Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company's foreign currency denominated assets and liabilities. The Company currently has four forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges at September 30, 1999 of approximately $85 million. These contracts mature through December 1999.

NOTE 11. BUSINESS SEGMENT INFORMATION

     The Company has one operating segment, Hotels. The Hotels segment represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts (operated primarily under the Company's proprietary brand names including Sheraton, Westin, St. Regis/Luxury Collection, Four Points and
W) and hotels operated or flagged under these brand names in exchange for management and franchise fees. This segment also includes earnings from the Company's interests in unconsolidated joint ventures.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
                         AND STARWOOD HOTELS & RESORTS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The performance of the Hotels segment is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains and losses on the sale of real estate and investments, and restructuring and other special charges (credits). The Company does not allocate these items to this segment.

     The following table presents revenues, operating profit, assets and capital expenditures for the Company's reportable segment:

                                                              THREE MONTHS       NINE MONTHS
                                                                 ENDED              ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                             --------------    ----------------
                                                             1999     1998      1999      1998
                                                             -----    -----    ------    ------
Revenues...................................................  $956     $884     $2,775    $2,394
                                                             ====     ====     ======    ======
Operating profit (a)(b)....................................  $214     $200     $  622    $  496
                                                             ====     ====     ======    ======

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
Assets:
  Hotels....................................................     $11,931         $11,827
  Corporate.................................................         246             487
  Discontinued operations...................................       1,061           1,103
                                                                 -------         -------
                                                                 $13,238         $13,417
                                                                 =======         =======

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Capital expenditures........................................  $120     $164
                                                              ====     ====

-------------------
(a) Hotels operating profit has been reduced by the minority-owned portion of consolidated joint ventures totaling $15 and $8 for the three months ended September 30, 1999 and 1998, respectively, and $27 and $23 for the nine months ended September 30, 1999 and 1998, respectively.

(b) The following costs are not allocated to Hotels in evaluating operating profit:

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
Corporate selling, general and administrative...............   $14     $ 41     $ 59     $ 72
Restructuring and other special charges (credits)...........   $--     $185     $(41)    $185

NOTE 12. SUBSEQUENT EVENTS

     The Company currently owns approximately 70.32% of the ordinary shares and approximately 30.85% of the outstanding savings shares of CIGA S.p.A. On October 29, 1999, the Company announced that one of its wholly owned subsidiaries has notified the Borsa Italiana S.p.A., CONSOB and CIGA S.p.A. that it intends to make a tender offer to purchase all of the outstanding shares of CIGA S.p.A. not currently owned. If all of the shares are tendered, the aggregate purchase price would be approximately $297 million.

NOTE 13. RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements contained herein include, but are not limited to, statements relating to the Company's objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the Reorganization; the Trust's continued ability to qualify for taxation as a REIT; completion of future acquisitions and dispositions, including the pending sale of the Company's gaming operations; the availability of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on favorable terms; competition within the lodging industry; the cyclicality of the real estate business and the hotel business; foreign exchange fluctuations; general real estate and national and international economic conditions; political, financial and economic conditions and uncertainties in countries in which the Company owns property or operates; the ability of the Company, owners of properties it manages or franchises and others with which it does business to address the Year 2000 issue, and the costs associated therewith; the adoption by several European countries of the Euro as their national currency; and the other risks and uncertainties set forth in Starwood's annual, quarterly and current reports and proxy statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                             RESULTS OF OPERATIONS

     To facilitate a meaningful comparison between periods, this Management's Discussion and Analysis focuses on the comparison of historical information for the three and nine months ended September 30, 1999 with the historical information for the three months ended September 30, 1998 and the Historical As Adjusted (as defined below) information for the nine months ended September 30, 1998, respectively. Pro forma information for selling, general and administrative and interest expense for these same periods is also provided. Management believes this information provides the most meaningful comparison among periods presented. The Historical As Adjusted information for the three and nine months ended September 30, 1998 reflects the historical results of ITT, inclusive of Starwood and Westin, as if the ITT Merger had taken place on January 1, 1998. The pro forma information reflects the ITT Merger and certain actual and planned asset dispositions as if they had occurred on January 1, 1998. Period-to-period comparisons of the Company's historical information are, in management's view, less relevant to an understanding of the Company due to the significance of the ITT Merger, the Westin Merger and the dispositions of certain non-core assets.

      UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following unaudited condensed consolidated pro forma statements of operations for the three and nine months ended September 30, 1999 give effect as of January 1, 1999 to certain actual and planned asset dispositions and certain cost savings relating to the ITT Merger. The pro forma information is based upon the historical financial information for the Company for the three and nine months ended September 30, 1999 and the assumptions and adjustments set forth below. The pro forma information does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1999, or to project results for any future period.

                                                             THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                             --------------------------------------
                                                                            PRO FORMA
                                                             HISTORICAL    ADJUSTMENTS    PRO FORMA
                                                             ----------    -----------    ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Owned, leased and consolidated joint venture hotels........    $ 855          $ --          $ 855
Management and franchise fees..............................       70            --             70
Unconsolidated joint ventures and other....................       31            --             31
                                                               -----          ----          -----
                                                                 956            --            956
                                                               -----          ----          -----
COSTS AND EXPENSES
Owned, leased and consolidated joint venture hotels........      587            --            587
Selling, general and administrative........................       37            --             37
Depreciation and amortization..............................      117            --            117
                                                               -----          ----          -----
                                                                 741            --            741
                                                               -----          ----          -----
                                                                 215            --            215
Interest expense, net......................................     (125)           34(a)         (90)
                                                                                 1(b)
Losses on sales of real estate and investments.............       (8)           --             (8)
                                                               -----          ----          -----
                                                                  82            35            117
Income tax expense.........................................      (28)          (12)           (40)
Minority equity............................................      (10)           --            (10)
                                                               -----          ----          -----
Income from continuing operations..........................    $  44          $ 23          $  67
                                                               =====          ====          =====
Earnings per Share -- basic................................    $0.23                        $0.35
                                                               =====                        =====
Earnings per Share -- diluted..............................    $0.23                        $0.34
                                                               =====                        =====
Weighted average number of Shares..........................      186                          186
                                                               =====                        =====
Weighted average number of Shares assuming dilution........      187                          195
                                                               =====                        =====

-------------------
(a) Represents the reduction of interest expense assuming the partial paydown of the Company's senior secured notes facility ("Senior Secured Notes Facility") with a portion of the estimated $3.2 billion of net proceeds from the pending sale of the Company's gaming operations (including the Desert
    Inn), net of the interest allocated to discontinued operations in the historical results (see Note 4 in the notes to financial statements).

(b) Represents reduced deferred loan fee amortization on debt assumed to have been paid down as of January 1, 1999 with proceeds from the disposition of the Company's gaming operations (including the Desert Inn).

                                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                             --------------------------------------
                                                                            PRO FORMA
                                                             HISTORICAL    ADJUSTMENTS    PRO FORMA
                                                             ----------    -----------    ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Owned, leased and consolidated joint venture hotels........    $2,496         $ --         $ 2,496
Management and franchise fees..............................       195           --             195
Unconsolidated joint ventures and other....................        84           --              84
                                                               ------         ----         -------
                                                                2,775           --           2,775
                                                               ------         ----         -------
COSTS AND EXPENSES
Owned, leased and consolidated joint venture hotels........     1,709           --           1,709
Selling, general and administrative........................       123           (7)(a)         116
Restructuring and other special credits....................       (41)          --             (41)
Depreciation and amortization..............................       353           --             353
                                                               ------         ----         -------
                                                                2,144           (7)          2,137
                                                               ------         ----         -------
                                                                  631            7             638
Interest expense, net......................................      (364)          87(b)         (266)
                                                                                 4(c)
                                                                                 7(d)
Gains on sales of real estate and investments..............        22           --              22
Miscellaneous expense......................................       (15)          --             (15)
                                                               ------         ----         -------
                                                                  274          105             379
Income tax expense.........................................      (999)         (38)         (1,037)
Minority equity............................................       (14)          --             (14)
                                                               ------         ----         -------
Income (loss) from continuing operations...................    $ (739)        $ 67         $  (672)
                                                               ======         ====         =======
Earnings per Share -- basic................................    $(3.98)                     $ (3.62)
                                                               ======                      =======
Earnings per Share -- diluted..............................    $(3.98)                     $ (3.62)
                                                               ======                      =======
Weighted average number of Shares..........................       186                          186
                                                               ======                      =======
Weighted average number of Shares assuming dilution........       186                          186
                                                               ======                      =======

-------------------
(a) Represents the estimated savings resulting from the combination of certain identified benefit plans as a result of the ITT Merger as if the new combined plans had been in place as of January 1, 1999.

(b) Represents the reduction of interest expense assuming the partial paydown of the Company's Senior Secured Notes Facility with a portion of the estimated $3.2 billion of net proceeds from the pending sale of the Company's gaming operations (including the Desert Inn), net of the interest allocated to discontinued operations in the historical results (see Note 4 in the notes to financial statements).

(c) Represents the reduction of interest expense assuming the paydown of a portion of the Senior Credit Facility with the net proceeds of approximately $397 million from the disposition of ITT's remaining interest in MSG and Educational Services as if those dispositions had occurred on January 1, 1999.

(d) Represents reduced deferred loan fee amortization on debt assumed to have been paid down as of January 1, 1999 with proceeds from actual and planned asset dispositions described in (b) and (c) above.

      UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     The following unaudited condensed consolidated pro forma statements of operations for the three and nine months ended September 30, 1998 give effect as of January 1, 1998 to the ITT Merger and certain actual and planned asset dispositions. The pro forma information for the three months ended September 30, 1998 is based upon the historical information for the Company for the three months ended September 30, 1998 and the assumptions and adjustments set forth below. The pro forma information for the nine months ended September 30, 1998 is based upon the total of historical information for the Company for the nine months ended September 30, 1998 combined with the historical results of the Corporation (including Westin) and the Trust prior to the ITT Merger on February 23, 1998 ("Historical As Adjusted") and other assumptions and adjustments set forth below. These statements do not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period.

                                                              THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                              --------------------------------------
                                                                             PRO FORMA
                                                              HISTORICAL    ADJUSTMENTS    PRO FORMA
                                                              ----------    -----------    ---------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Owned, leased and consolidated joint venture hotels.........    $  800         $  --        $  800
Management and franchise fees...............................        55            --            55
Unconsolidated joint ventures and other.....................        29            --            29
                                                                ------         -----        ------
                                                                   884            --           884
                                                                ------         -----        ------
COSTS AND EXPENSES
Owned, leased and consolidated joint venture hotels.........       545            --           545
Selling, general and administrative.........................        67           (22)(a)        45
Restructuring and other special charges.....................       185            --           185
Depreciation and amortization...............................       105            --           105
                                                                ------         -----        ------
                                                                   902           (22)          880
                                                                ------         -----        ------
                                                                   (18)           22             4
Interest expense, net.......................................      (158)            8(b)       (119)
                                                                                  26(c)
                                                                                   5(d)
                                                                ------         -----        ------
                                                                  (176)           61          (115)
Income tax (expense) benefit................................       102           (56)(e)        46
Minority equity.............................................        (5)           --            (5)
                                                                ------         -----        ------
Income (loss) from continuing operations....................    $  (79)        $   5        $  (74)
                                                                ======         =====        ======
Earnings per Share -- basic.................................    $(0.42)                     $(0.39)
                                                                ======                      ======
Earnings per Share -- diluted...............................    $(0.42)                     $(0.39)
                                                                ======                      ======
Weighted average number of Shares...........................       199                         199
                                                                ======                      ======
Weighted average number of Shares assuming dilution.........       199                         199
                                                                ======                      ======

-------------------
(a) Represents the estimated savings resulting from the combination of certain identified benefit plans for the period from January 1, 1998 to September 30, 1998, as a result of the ITT Merger, as if the new combined plans had been in place as of January 1, 1998.

(b) Represents the reduction of interest expense assuming the paydown of a portion of the Company's Senior Credit Facility with the net proceeds of approximately $932 million from the following asset dispositions, as if the dispositions had occurred on January 1, 1998. The dispositions include ITT's interest in WBIS+, Channel 31 in New York City; MSG; Educational Services; and the sale of an aircraft.

(c) Represents the reduction of interest expense assuming the partial paydown of the Senior Secured Notes Facility with a portion of the estimated $3.2 billion of net proceeds from the pending sale of the Company's gaming operations (including the Desert Inn), net of the interest allocated to discontinued operations in the historical results (see Note 4 in the notes to financial statements).

(d) Represents reduced deferred loan fee amortization on debt assumed to have been paid down as of January 1, 1998 with proceeds from the actual and planned asset dispositions described in (b) and (c) above.

(e) Represents the adjustment needed to reflect an effective tax rate of 40% on historical net income and the pro forma adjustments, assuming the Reorganization had occurred effective January 1, 1998.

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1998
                                          --------------------------------------------------------------------
                                                                                         OTHER
                                                         PRO FORMA     HISTORICAL      PRO FORMA
                                          HISTORICAL    STARWOOD(a)    AS ADJUSTED    ADJUSTMENTS    PRO FORMA
                                          ----------    -----------    -----------    -----------    ---------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Owned, leased and consolidated joint
 venture hotels.........................    $2,154          $241         $2,395         $   --        $2,395
Management and franchise fees...........       163             6            169             --           169
Unconsolidated joint ventures and
  other.................................        77            14             91             --            91
                                            ------          ----         ------         ------        ------
                                             2,394           261          2,655             --         2,655
                                            ------          ----         ------         ------        ------
COSTS AND EXPENSES
Owned, leased and consolidated joint
  venture hotels........................     1,470           176          1,646             --         1,646
Selling, general and administrative.....       168            11            179            (31)(b)       148
Restructuring and other special
  charges...............................       185            --            185             --           185
Depreciation and amortization...........       309            43            352             13(c)        365
                                            ------          ----         ------         ------        ------
                                             2,132           230          2,362            (18)        2,344
                                            ------          ----         ------         ------        ------
                                               262            31            293             18           311
Interest expense, net...................      (322)          (25)          (347)           (39)(d)      (269)
                                                                                            37(e)
                                                                                            66(f)
                                                                                             3(g)
                                                                                            11(h)
Gain on sale of real estate and
  investments...........................        51            --             51             --            51
                                            ------          ----         ------         ------        ------
                                                (9)            6             (3)            96            93
Income tax expense......................        66            (2)            64           (101)(i)       (37)
Minority equity.........................       (12)            1            (11)            --           (11)
                                            ------          ----         ------         ------        ------
Income (loss) from continuing
  operations............................    $   45          $  5         $   50         $   (5)       $   45
                                            ======          ====         ======         ======        ======
Earnings per Share -- basic.............    $ 0.16                                                    $ 0.16
                                            ======                                                    ======
Earnings per Share -- diluted...........    $ 0.16                                                    $ 0.15
                                            ======                                                    ======
Weighted average number of Shares.......       194                                                       194
                                            ======                                                    ======
Weighted average number of Shares
  assuming dilution.....................       194                                                       197
                                            ======                                                    ======

-------------------
(a) Represents the historical results of the Corporation and the Trust, inclusive of Westin, for the period of January 1, 1998 through the closing of the ITT Merger on February 23, 1998.

(b) Represents the effects of termination of certain executives under contractual severance agreements, net of additional costs for new executives under employment contracts, removal of duplicate third-party consulting fees, termination of certain advertising contracts and rental agreements (less related termination fees) and the estimated savings resulting from the combination of certain identified benefit plans as if the new combined plans had been in place as of January 1, 1998.

(c) Represents the amortization expense related to the goodwill and intangible assets recorded as a result of the purchase consideration exceeding the fair market value of the combined net assets of Starwood and Westin, as if the merger transactions had taken place on January 1, 1998.

(d) Represents the interest expense on the additional debt incurred to finance the ITT Merger for the period January 1, 1998 through February 23, 1998 at the Company's average borrowing rate.

(e) Represents the reduction of interest expense assuming the paydown of a portion of the Company's Senior Credit Facility with the net proceeds of approximately $932 million from the following asset dispositions, as if the dispositions had occurred on January 1, 1998. The dispositions include ITT's interest in WBIS+, Channel 31 in New York City; MSG; Educational Services; and the sale of an aircraft.

(f) Represents the reduction of interest expense assuming the partial paydown of the Senior Secured Notes Facility with a portion of the estimated $3.2 billion of net proceeds from the pending sale of the Company's gaming operations (including the Desert Inn), net of the interest allocated to discontinued operations in the historical results (see Note 4 in the notes to financial statements).

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

HISTORICAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH HISTORICAL/HISTORICAL AS ADJUSTED THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

CONTINUING OPERATIONS

     Revenues. Revenues increased 8.1% and 4.5% to $956 million and $2.775 billion for the three and nine months ended September 30, 1999, respectively, when compared to the corresponding periods in 1998. The increase in revenues was primarily due to the 6.9% and 4.2% increase in revenues for the Company's owned, leased and consolidated joint venture hotels to $855 million and $2.496 billion for the three and nine months ended September 30, 1999, respectively, when compared to $800 million and $2.395 billion in the corresponding periods of 1998. The increase resulted primarily from the 5.3% and 5.9% increase in revenues at the Company's 169 owned, leased and consolidated joint venture hotels (excluding minority interest in consolidated joint ventures) held in both periods ("Same-Store Hotels") to $777 million and $2.337 billion for the three and nine months ended September 30, 1999, respectively, when compared to $737 million and $2.207 billion in the same periods of 1998. The increase also resulted from the acquisition, in July 1999, of the Westin hotel in Maui (the Company previously had a 95% non-controlling interest in this property), the opening of the 423-room W hotel in San Francisco in May 1999 and the 426-room W hotel in Seattle in September 1999. The increase in revenues for the nine months ended September 30, 1999 was offset, in part, by a $27 million decrease in revenues as a result of the sale of nine hotels in May 1998 and the sale of the Westin Central Park South in New York in July 1999. The increase in revenues at the Same-Store Hotels resulted from an increase in revenue per available room ("REVPAR") at these hotels of 4.9% and 3.5% to $105 and $103 for the three and nine months ended September 30, 1999, respectively, when compared to the same periods of 1998. The increase in REVPAR at these hotels was attributed to an increase in average daily rate ("ADR") of 3.6% and 3.5% to $145 and $147 for the three and nine months ended September 30, 1999, respectively, when compared to the corresponding 1998 periods. Occupancy for Same-Store Hotels rose to 72.3% from 71.4% in the three months ended September 30, 1999 when compared to the same period in 1998, and for the nine months ended September 30, 1999 versus 1998, occupancy remained flat at 70.0%. REVPAR at Same-Store Hotels in North America increased 6.0% and 3.8% for the three and nine months ended September 30, 1999, respectively, when compared to the same periods of 1998. REVPAR at the Company's international owned, leased and consolidated joint venture hotels increased 3.0% and 2.9% for the three and nine months ended September 30, 1999, respectively, when compared to the same periods of 1998.

     Management and franchise fees earned by Starwood increased 27.3% and 15.4% to $70 million and $195 million for the three and nine months ended September 30, 1999, respectively, when compared to $55 million and $169 million in the corresponding periods of 1998. The increase resulted primarily from the addition of hotels to the Company's management and franchise system and the stronger performance at the Company's existing managed and franchised hotels. The Company added 14 and 77 hotels to the management and franchise system during the three and nine months ended September 30, 1999, respectively, offset by 3 and 18 hotels deleted from the system during the same periods.

     Revenues from unconsolidated joint ventures and other were $31 million and $84 million for the three and nine months ended September 30, 1999, respectively, versus $29 million and $91 million, respectively, in the same periods of 1998.

     Costs and Expenses. Costs and expenses for the Company's owned, leased and consolidated joint venture hotels increased 7.7% and 3.8% to $587 million and $1.709 billion for the three and nine months ended September 30, 1999, respectively, when compared to $545 million and $1.646 billion in the corresponding periods of 1998. The increase in costs and expenses is due primarily to the reopening of hotels in late 1998 that were not operating at full capacity during most of 1998 because they were under renovation as well as the addition of the Westin hotel in Maui and the opening of the W hotels in San Francisco and Seattle discussed above.

     Selling, general and administrative expenses were $37 million and $67 million for the three months ended September 30, 1999 and 1998, respectively. The decrease was primarily due to the inclusion, in the 1998 period, of a $30 million charge primarily related to the vesting of certain restricted stock granted earlier in 1998 to the former President and Chief Operating Officer of the Company. The decrease was also due to savings associated with the ITT Merger and Westin Merger that resulted in the ITT World Headquarters closure in New York and a significant downsizing at the Westin office in Seattle, Washington and the Sheraton office in Boston, Massachusetts, offset by the increase in corporate employees at the Company's new headquarters in White Plains, New York. Selling, general and administrative expenses were $123 million and $179 million for the nine months ended September 30, 1999 and 1998, respectively. This decrease was primarily due to the 1998 vesting of restricted stock and savings associated with the ITT Merger and Westin Merger noted above, offset by the increase in corporate employees also noted above and by the inclusion in selling, general and administrative expenses, in the first quarter of 1998, of a foreign exchange gain of $7 million.

     EBITDA.(1) EBITDA at the Company's owned, leased and consolidated joint venture hotels rose approximately 6.8% and 5.6% to $252 million and $755 million for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. This increase is due, in part, to the addition of the Westin hotel in Maui and the W hotels in San Francisco and Seattle discussed previously, offset by an approximate $11 million reduction in EBITDA as a result of the sale of nine hotels in May 1998 and the Westin Central Park South in July 1999. EBITDA for the Company's Same-Store Hotels increased to $244 million and $747 million for the three and nine months ended September 30, 1999, respectively, from $231 million and $704 million for the three and nine months ended September 30, 1998, respectively. The EBITDA improvement at the Same-Store Hotels was due primarily to the increase in ADR discussed previously.

     Depreciation and Amortization. Depreciation and amortization expense increased to $117 million and $353 million in the three and nine months ended September 30, 1999, respectively, compared to $105 million and $352 million in the corresponding periods of 1998. The increase in depreciation expense for the three months ended September 30, 1999 was primarily attributed to the addition of the Westin hotel in Maui and the opening of the W hotels in San Francisco and Seattle. The increase for the nine months ended September 30, 1999 was primarily attributed to the hotel additions discussed above, offset by a reduction in depreciation expense as a result of the sale of nine hotels in May 1998. The increase in depreciation expense for the three and nine months ended September 30, 1999 was also attributed to the completion, in December 1998, of a significant renovation of the W hotel in New York, New York.

     Net Interest Expense. Interest expense for the three months ended September 30, 1999 and 1998, which is net of interest income of $5 million and $6 million, respectively, and discontinued gaming operations allocations of $42 million and $40 million, respectively, decreased to $125 million from $158 million. The decrease relates primarily to the inclusion, in the third quarter of 1998, of a $40 million non-recurring charge associated with the settlement of certain forward interest swap agreements as well as a reduction in debt of approximately $730 million from the proceeds of non-core asset dispositions since the third quarter of 1998, partially offset by an increase in the average debt balance due to the repurchase of approximately $720 million in Shares since the middle of the third quarter of 1998. Interest expense for the nine months ended September 30, 1999 and 1998, which is net of interest income of $15 million and $22 million, respectively, and discontinued gaming operations allocations of $122 million and $120 million, respectively, was $364 million and $347 million, respectively. The increase relates primarily to the debt incurred to finance the ITT Merger and Westin Merger, the inclusion in 1998, of the $40 million non-recurring charge noted above, the repurchase of Shares and capital expenditures, offset by the reduction in debt from the proceeds from dispositions noted previously.

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

DISCONTINUED OPERATIONS

     Results for the Company's gaming operations and former investments in WD and Educational Services are included in discontinued operations in the nine months ended September 30, 1999 and the three and nine months ended September 30, 1998. Net loss from discontinued operations was $27 million and $59 million for the three and nine months ended September 30, 1998, respectively. These results include the allocation of pretax corporate interest expense of $40 million and $120 million in the three and nine months ended September 30, 1998, respectively. The anticipated operating results of the gaming operations were provided for in the first quarter of 1999 in the estimated net loss on the disposal of the discontinued gaming operations.

     The after-tax loss on the disposition of discontinued operations for the nine months ended September 30, 1999 was $7 million and includes, on an after-tax basis, a $173 million gain on the sale of the Company's remaining interest in Educational Services, offset by an estimated $180 million loss on the pending disposition of the Company's gaming operations. After-tax gains of $25 million and $1.165 billion were recognized in the three and nine months ended September 30, 1998, respectively, in connection with the Educational Services and WD dispositions.

     Revenues from discontinued gaming operations increased 2.8% and 12.1% to $402 million and $1.164 billion for the three and nine months ended September 30, 1999, respectively, when compared to the corresponding periods of 1998. Costs and expenses from discontinued gaming operations for the three and nine months ended September 30, 1999 increased 4.8% and 11.1% to $349 million and $1.033 billion, respectively, when compared to the same periods of 1998. Costs and expenses exclude a third quarter 1998 restructuring charge of $55 million relating to a write-down of certain receivables and an investment in a shared services center established by ITT. The increase in revenues and costs and expenses resulted primarily from the opening of Caesars Indiana in November 1998. The results of the discontinued gaming operations from April 1, 1999 (date of announcement of the formal plan to dispose of gaming operations) through September 30, 1999 are included in the net gain (loss) on the disposition of discontinued operations for the three and nine months ended September 30, 1999 as noted previously.

     EBITDA from discontinued gaming operations for the three and nine months ended September 30, 1999 was $102 million and $275 million, respectively, compared to $96 million and $213 million in the corresponding periods of 1998. EBITDA excludes a third quarter 1998 restructuring charge of $55 million discussed above. The increase in gaming EBITDA resulted from improved performances at Caesars Atlantic City and the opening of Caesars Indiana.

PRO FORMA THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH PRO FORMA THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     The discussion and analysis above regarding Historical and Historical As Adjusted results is applicable to the operating results of the Company on a pro forma basis except for selling, general and administrative expenses and interest expense. Therefore, the following discussion and analysis of pro forma results is provided to facilitate a meaningful comparison of these expenses between periods.

CONTINUING OPERATIONS

     Costs and Expenses. Selling, general and administrative expenses decreased to $37 million from $45 million for the three months ended September 30, 1999 and 1998, respectively. The decrease was primarily due to the inclusion, in the 1998 period, of a $30 million charge primarily related to the vesting of certain restricted stock granted earlier in 1998 to the former President and Chief Operating Officer of the Company. The decrease was also due to savings associated with the ITT Merger and Westin Merger that resulted in the ITT World Headquarters closure in New York and a significant downsizing at the Westin office in Seattle, Washington and the Sheraton office in Boston, Massachusetts, offset by the increase in corporate employees at the Company's new headquarters in White Plains, New York and the inclusion, in the third quarter of 1998, of a $22 million pro forma adjustment to reflect the identified savings from the combination of certain benefit plans of which $15 million related to the first and second quarters of 1998. Selling, general and administrative expenses decreased to $116 million from $148 million for the nine months ended September 30, 1999 and

1998, respectively. This decrease was due primarily to the 1998 vesting of restricted stock and savings associated with the ITT Merger and Westin Merger noted above, offset by the increase in corporate employees noted above and the inclusion in selling, general and administrative expenses, in the first quarter of 1998, of a foreign exchange gain of $7 million.

     Net Interest Expense. Interest expense for the three months ended September 30, 1999 and 1998, which is net of interest income of $5 million and $6 million, respectively, and discontinued gaming operations allocations of $76 million and $62 million in 1999 and 1998, respectively, decreased to $90 million in 1999 from $119 million in 1998. Interest expense for the nine months ended September 30, 1999 and 1998, which is net of interest income of $15 million and $22 million, respectively, and discontinued gaming operations allocations of $209 million and $201 million in 1999 and 1998, respectively, decreased to $266 million in 1999 from $269 million in 1998. These decreases relate primarily to the inclusion, in the third quarter of 1998, of a $40 million non-recurring charge associated with the settlement of certain forward interest swap agreements, partially offset by an increase in the average debt balance due to the repurchase of approximately $720 million of Shares since the middle of the third quarter of 1998 in connection with the Company's Share repurchase program.

SEASONALITY AND DIVERSIFICATION

     The hotel industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company's revenues historically have been lower in the first quarter than in the second, third or fourth quarters.

COMPARABLE OWNED HOTEL RESULTS

     Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood's hotel revenues. Starwood expects to continue renovating its owned, leased and consolidated joint venture hotels in the fourth quarter of 1999 and 2000 to pursue its brand and quality strategies.

     The following table summarizes average occupancy, ADR and REVPAR for the Company's comparable owned, leased and consolidated joint venture hotel properties for the three and nine months ended September 30, 1999 and 1998. The results for the three months represent results for 153 owned, leased and consolidated joint venture hotels (excluding 19 hotels under significant renovation, held for sale or for which comparable results are not available). The results for the nine months represent results for 144 owned, leased and consolidated joint venture hotels (excluding 28 hotels under significant renovation, held for sale or for which comparable results are not available).

              OWNED, LEASED AND CONSOLIDATED JOINT VENTURE HOTELS

                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             ----------------------
                                                              1999           1998      VARIANCE
                                                             -------        -------    --------
WORLDWIDE
Number of hotels...........................................           153
Number of rooms............................................          49,335
REVPAR.....................................................  $106.58        $101.77       4.7%
ADR........................................................  $145.94        $141.46       3.2%
Occupancy..................................................     73.0%          71.9%      1.1
NORTH AMERICA
Number of hotels...........................................           105
Number of rooms............................................          35,925
REVPAR.....................................................  $100.93        $ 95.79       5.4%
ADR........................................................  $134.90        $131.48       2.6%
Occupancy..................................................     74.8%          72.9%      1.9
INTERNATIONAL
Number of hotels...........................................            48
Number of rooms............................................          13,410
REVPAR.....................................................  $121.86        $117.67       3.6%
ADR........................................................  $178.67        $169.24       5.6%
Occupancy..................................................     68.2%          69.5%     (1.3)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             ----------------------
                                                              1999           1998      VARIANCE
                                                             -------        -------    --------
WORLDWIDE
Number of hotels...........................................           144
Number of rooms............................................          44,973
REVPAR.....................................................  $106.93        $102.29       4.5%
ADR........................................................  $148.36        $143.27       3.6%
Occupancy..................................................     72.1%          71.4%      0.7
NORTH AMERICA
Number of hotels...........................................            97
Number of rooms............................................          31,884
REVPAR.....................................................  $103.87        $ 98.79       5.1%
ADR........................................................  $141.37        $137.04       3.2%
Occupancy..................................................     73.5%          72.1%      1.4
INTERNATIONAL
Number of hotels...........................................            47
Number of rooms............................................          13,089
REVPAR.....................................................  $114.46        $110.76       3.3%
ADR........................................................  $166.84        $158.87       5.0%
Occupancy..................................................     68.6%          69.7%     (1.1)

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     Cash flow from operating activities is the principal source of cash used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust. The Company anticipates that cash flow provided by operating activities will be sufficient to service short-term and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including all distributions to shareholders.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

     In addition to cash flow from operating activities, the Company intends to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, capital improvements and other core business acquisitions and provide for general corporate purposes through its credit facilities described below, through the net proceeds from dispositions of certain non-core assets and, when market conditions warrant, through the issuance of additional equity or debt securities.

     During 1998, the Company completed over $2.9 billion in non-core asset divestitures. As of January 1, 1999 through the date of this filing, Starwood has completed approximately $850 million of non-core asset divestitures. Management expects to complete the sale of its gaming operations (excluding the Desert Inn) and the Desert Inn for aggregate net proceeds of approximately $3.2 billion by year-end 1999 and the second quarter of 2000, respectively. In addition, the Company plans to evaluate its portfolio of owned hotels and dispose of non-strategic assets. The proceeds from the completed divestitures have been used primarily to retire debt, and the Company plans to use the proceeds generated from future divestitures to pay down debt, to buy back Shares and for general corporate purposes.

     As a result of the Reorganization, Starwood will pay significantly more in federal income taxes, and will have the ability to retain significantly more earnings than was previously the case. Starwood anticipates that its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund maintenance, capital expenditures and acquisitions.

     DISTRIBUTIONS. In connection with the Reorganization, the Company reduced its annual distribution to be paid by the Trust to $0.60 per Share. During the first, second and third quarters of 1999, the Trust paid a distribution of $0.15 per Share for the fourth quarter of 1998 and each of the first and second quarters of 1999. A distribution of $0.15 per Share for the third quarter of 1999 was paid on October 22, 1999.

     Following is a summary of the Company's debt portfolio as of September 30, 1999:

                                                  AMOUNT
                                              OUTSTANDING AT                    INTEREST RATE AT
                                  AMOUNT OF   SEPTEMBER 30,                      SEPTEMBER 30,      AVERAGE
                                  FACILITY         1999        INTEREST TERMS         1999          MATURITY
                                  ---------   --------------   --------------   ----------------   ----------
                                    (DOLLARS IN MILLIONS)
FLOATING RATE DEBT
Senior Credit Facility:
  Five-Year Term Loan...........   $1,000        $ 1,000        LIBOR+1.00%          6.40%          3.4 years
  Revolving Credit Facility.....    1,100            588        LIBOR+1.00%          6.40%          3.4 years
Senior Secured Notes Facility:
  Tranche One Loans.............    2,500          2,500        LIBOR+3.75%          9.15%          3.4 years
  Tranche Two Loans.............    1,000          1,000        LIBOR+2.75%          8.15%          3.4 years
Mortgages and other.............                     477            Various          6.06%          5.2 years
Long-term interest rate swaps...                  (1,083)                            5.39%                 --
                                                 -------
Total/average...................                 $ 4,482                             8.53%          3.6 years
                                                 =======                             =====         ==========
FIXED RATE DEBT
ITT public debt.................                 $ 1,995                             6.79%          7.9 years
Mortgages and other.............                     870                             7.36%         11.6 years
Long-term interest rate swaps...                   1,083                             6.04%                 --
                                                 -------
Total/average...................                 $ 3,948                             6.71%          8.9 years
                                                 =======                             =====         ==========
TOTAL DEBT
Total debt and average terms....                 $ 8,430                             7.68%          5.4 years
                                                 -------                             =====         ==========
Less: debt allocated or
  attributable to discontinued
  gaming operations.............                  (2,182)
                                                 -------
Total debt directly attributable
  to continuing operations......                 $ 6,248
                                                 =======

     In February 1999, the Company entered into a $542 million long-term mortgage financing ("Mortgage Loan"), secured by the assets of special purpose subsidiaries, which assets consist primarily of a portfolio of 11 hotels. This obligation bears interest at a blended rate of 6.98%, matures February 2009 and includes various restrictive covenants including, but not limited to, various cash restrictions, capital expenditure requirements and restrictions on the sale of the hotels. The proceeds from this facility were used to pay down the asset sale loan under the Senior Credit Facility.

     In March 1999, certain subsidiaries of the Company entered into an $83 million long-term debt obligation secured by mortgages on two international hotels. This obligation bears interest at LIBOR plus 1.35%, matures in March 2006 and is subject to various restrictive covenants including maintaining a minimum debt service coverage ratio. The proceeds from this financing were used to pay down certain intercompany loans due from the international hotels.

     In August 1999, Caesars World, Inc., a wholly owned subsidiary of the Company, redeemed senior subordinated notes for an aggregate payment of $152 million recognizing an extraordinary pretax loss of $3 million.

     Based upon the current level of operations, the proceeds from recent dispositions and the expected disposition of the gaming operations, together with available borrowings under the Senior Credit Facility, management believes that the Company's cash flow from operations will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, marketing and advertising expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future, including at least the next three years. There can be no assurance, however, that the

Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company's ability to make scheduled principal payments, to pay interest on or to refinance its indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company's control. There can be no assurance that sufficient funds will be available to enable the Company to service its indebtedness or to make necessary capital expenditures, marketing and advertising expenditures and program and other discretionary investments.

STOCK SALES AND REPURCHASES

     As a part of its ongoing Share repurchase program, the Company sold equity put options during 1998 for $1.8 million, which options entitled the holder, at the expiration date, to sell one million Shares to the Company at contractually specified prices. During the first quarter of 1999, the Company repurchased 500,000 Shares for $16 million under a portion of the equity put option contracts. In the first quarter of 1999, all of the remaining equity put option contracts had expired.

     Pursuant to the Share repurchase program, the Company repurchased approximately 1.6 million Shares in the open market at an average purchase price of $25.67 during the third quarter of 1999.

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

     Starwood has identified the critical central facility business applications that may be affected by the Year 2000, such as the reservation system application, including the frequent stay programs, and communication system applications. The Company has conducted the discovery and assessment stages on the reservations and communication system applications and assembled a team to implement modifications or upgrades, as necessary, and to test results. The majority of the Company's core business applications passed the final testing, which was performed by internal personnel and independent third parties in the second quarter of 1998. This testing process consisted of testing of the internal code and conducting over 9,000 test cases on the applicable systems. The specific testing included a three-step process comprised of baseline tests, Year 2000 date tests and code enhancement tests. Additional independent and internal testing took place during 1999 that validated previous findings of Year 2000 readiness.

     Starwood has communicated with others with whom it does significant business to determine their Year 2000 Compliance. During 1998, Starwood and an independent third-party reservation information service provider began testing to ensure the compatibility of the Company's reservation system with the service provider's reservation services. Starwood and this service provider have substantially completed their compatibility validation testing; although Starwood believes that these tests were successful, there can be no assurances that these systems are fully compatible for purposes of complete Year 2000 Compliance.

     Starwood also assessed its hardware components at its central facilities, all of which were modified or upgraded, as necessary, to ensure Year 2000 Compliance.

     Starwood has completed the initial assessment of the applications and hardware at substantially all of the Company's owned and managed hotel properties. In the third quarter of 1998, validation tools and resources were deployed to the hotel properties that did not have an existing program in place. These tools consisted of asset management tools for analysis of all applications and data checking tools for patch application purposes and testing Year 2000 readiness of the equipment. Any equipment failing the testing was remediated. The domestic Year 2000 team has substantially completed its visits to domestic hotel properties. The team is comprised of independent consultants and five individuals from the Company that are dedicated to the Year 2000 project. Each of the international properties had appointed internal personnel to address Year 2000 Compliance and has access to such independent consultants, if necessary. The test statistics for the hotel property applications and hardware have been collected through the combined efforts of internal staff, Year 2000 team members and third-party consultants. Substantially all of the critical hotel property applications and hardware have satisfied Year 2000 Compliance verification. Starwood expects to address remaining remediation efforts by the end of 1999, although there can be no assurances that this will be completed by the end of 1999.

     YEAR 2000 PROJECT COSTS. Starwood estimates that total costs for the Year 2000 Compliance review, evaluation, assessment and remediation efforts for the central facilities and owned hotel properties should not exceed $20 million, although there can be no assurance that actual costs will not exceed this amount. Of this amount, approximately $13 million had been expended as of September 30, 1999.

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

     Starwood has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 Compliant, the Company has and will continue to seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed timely or that qualified replacement vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's computer systems and operations.

     CONTINGENCY PLAN. Starwood appointed an internal committee to direct the contingency planning efforts. This team is comprised of individuals who represent various disciplines within the organization. The team created contingency planning guidelines that were distributed to all hotels. The contingency planning has been substantially completed by a majority of hotels by October 31, 1999. Although it is expected that substantially all of the remaining hotels will have completed their contingency plans by November 30, 1999, there can be no assurance that they will be completed on schedule. Also, testing of these contingency plans, including training of hotel personnel, has commenced. The majority of critical contingency plans are expected to have been tested by November 30, 1999. The balance of this testing will continue throughout the month of December 1999.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     As a part of its ongoing Share repurchase program, the Company sold equity put options during 1998 for $1.8 million, which options entitled the holder, at the expiration date, to sell one million Shares to the Company at contractually specified prices. During the first quarter of 1999, the Company repurchased 500,000 Shares for $16 million under a portion of the equity put option contracts. In the first quarter of 1999, all of the remaining equity put option contracts had expired. The offer and sale of these options was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

     Pursuant to the Share repurchase program, the Company repurchased approximately 1.6 million Shares in the open market at an average purchase price of $25.67 during the third quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Eighth Amendment to the Credit Agreement and Modification to
          Pledge and Security Agreement, dated as of July 2, 1999,
          among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, Bankers Trust
          Company and The Chase Manhattan Bank, as Administrative
          Agents, Lehman Commercial Paper Inc. and Bank of Montreal,
          as Syndication Agents, and Bankers Trust Company, as
          Collateral Agent.(1)
 10.2     Ninth Amendment to the Credit Agreement and Modification to
          Pledge and Security Agreement, dated as of September 20,
          1999, among the Trust, Realty Partnership, the Corporation,
          ITT, the lenders party to the Credit Agreement, Bankers
          Trust Company and The Chase Manhattan Bank, as
          Administrative Agents, Lehman Commercial Paper Inc. and Bank
          of Montreal, as Syndication Agents, and Bankers Trust
          Company, as Collateral Agent.(1)
 27.1     Financial Data Schedule for the Corporation.(1)
 27.2     Financial Data Schedule for the Trust.(1)

-------------------
(1) Filed herewith.

(b) REPORTS ON FORM 8-K

     Starwood filed the following Current Reports on Form 8-K during the third quarter of 1999:

     (i) Joint Current Report on Form 8-K dated July 21, 1999, reporting under
         Item 5 the execution by Starwood of an Agreement and Plan of Merger with Vistana relating to the merger of Vistana into a subsidiary of Starwood.

     (ii) Joint Current Report on Form 8-K dated July 23, 1999, reporting under Items 5 and 7 the restatement of Starwood's financial statements to reflect Starwood's gaming operations as a discontinued operation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              STARWOOD HOTELS & RESORTS                              STARWOOD HOTELS & RESORTS
                    WORLDWIDE, INC.
                                                                      By: /s/ RONALD C. BROWN
               By: /s/ RONALD C. BROWN                   -------------------------------------------------
  -------------------------------------------------                       Ronald C. Brown
                   Ronald C. Brown                              Vice President and Chief Financial
            Executive Vice President and                              and Accounting Officer
               Chief Financial Officer

Date: November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Eighth Amendment to the Credit Agreement and Modification to
          Pledge and Security Agreement, dated as of July 2, 1999,
          among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, Bankers Trust
          Company and The Chase Manhattan Bank, as Administrative
          Agents, Lehman Commercial Paper Inc. and Bank of Montreal,
          as Syndication Agents, and Bankers Trust Company, as
          Collateral Agent.(1)
 10.2     Ninth Amendment to the Credit Agreement and Modification to
          Pledge and Security Agreement, dated as of September 20,
          1999, among the Trust, Realty Partnership, the Corporation,
          ITT, the lenders party to the Credit Agreement, Bankers
          Trust Company and The Chase Manhattan Bank, as
          Administrative Agents, Lehman Commercial Paper Inc. and Bank
          of Montreal, as Syndication Agents, and Bankers Trust
          Company, as Collateral Agent.(1)
 27.1     Financial Data Schedule for the Corporation.(1)
 27.2     Financial Data Schedule for the Trust.(1)

-------------------
(1) Filed herewith.