Form 10-Q/A
period 1999-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 1999-11-16
CIK 316206, 48595

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           STARWOOD HOTELS & RESORTS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                   THREE MONTHS
                                                      ENDED          NINE MONTHS        PERIOD FROM
                                                  SEPTEMBER 30,         ENDED        FEBRUARY 23, 1998
                                                  --------------    SEPTEMBER 30,    TO SEPTEMBER 30,
                                                  1999     1998         1999               1998
                                                  -----    -----    -------------    -----------------
REVENUES
Unconsolidated joint ventures and other.........  $ --     $  4         $  8               $  5
Rent and interest, Corporation..................   187      180          552                435
                                                  ----     ----         ----               ----
                                                   187      184          560                440
                                                  ----     ----         ----               ----
COSTS AND EXPENSES
Selling, general and administrative.............    --        6           --                 12
Depreciation and amortization...................    43       35          132                110
                                                  ----     ----         ----               ----
                                                    43       41          132                122
                                                  ----     ----         ----               ----
                                                   144      143          428                318
Interest expense, net of interest income of $0,
  $0, $2 and $0.................................   (10)      (6)         (35)               (14)
Losses on sales of real estate..................   (40)      --          (40)                --
Income tax expense..............................    (1)      --           (2)                (1)
Minority equity in net income...................    (1)      (3)          (2)                (4)
                                                  ----     ----         ----               ----
Net income......................................  $ 92     $134         $349               $299
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


Date: November 16, 1999