Form 10-K405
period 1999-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2000-03-30
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Joint Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                to

Commission File Number: 1-7959

STARWOOD HOTELS & RESORTS WORLDWIDE, INC
(Exact name of Registrant as specified in its charter)
Maryland
(State or other jurisdiction
of incorporation or organization)

52-1193298

(I.R.S. employer identification no.)

777 Westchester Avenue

White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100

(Registrant’s telephone number,
including area code)
Commission File Number: 1-6828
STARWOOD HOTELS &
RESORTS
(Exact name of Registrant as specified in its charter)

Maryland

(State or other jurisdiction
of incorporation or organization)

52-0901263

(I.R.S. employer identification no.)

777 Westchester Avenue

White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100

(Registrant’s telephone number,
including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.01 per share (“Corporation Share”), of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”), the Class B shares of beneficial interest, par value $0.01 per share (“Class B Shares”), of Starwood Hotels & Resorts (the “Trust”), and Preferred Stock Purchase Rights of the Corporation, all of which are attached and trade together as a Share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 27, 2000, the aggregate market value of the Registrants’ voting and non-voting common equity held by non-affiliates (for purposes of this Joint Annual Report only, includes all shares other than those held by the Registrants’ Directors, Trustees and executive officers) was $4,384,827,132.

      As of March 27, 2000, the Corporation had outstanding 189,415,206 Corporation Shares and the Trust had outstanding 189,415,206 Class B Shares and 100 Class A shares of beneficial interest, par value $0.01 per share (“Class A Shares”).

      For information concerning ownership of shares, see the Proxy Statement for the Corporation’s Annual Meeting of Stockholders that is currently expected to be held on May 24, 2000 (the “Proxy Statement”), which is incorporated by reference under various Items of this Joint Annual Report.

Document Incorporated by Reference:

Document	Where Incorporated

Proxy Statement	Part III (Items 11, 12 and 13)

i

      This Joint Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”), and its subsidiary, Starwood Hotels & Resorts, a Maryland real estate investment trust (the “Trust”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), but excluding the Trust; all references herein to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the “Realty Partnership”); and all references to “Starwood” or the “Company” refer to the Corporation, the Trust and their respective subsidiaries, collectively. The shares of common stock, par value $0.01 per share, of the Corporation (“Corporation Shares”) and the Class B shares of beneficial interest, par value $0.01 per share, of the Trust (“Class B Shares”) are attached and traded together and may be held or transferred only in units consisting of one Corporation Share and one Class B Share (a “Share”). Prior to the reorganization of Starwood (the “Reorganization”) on January 6, 1999, the common shares of beneficial interest, par value $0.01 per share, of the Trust (“Trust Shares”) were traded together with the Corporation Shares as “Paired Shares,” just as the Class B Shares and the Corporation Shares are currently traded as Shares. Unless otherwise stated herein, all information with respect to Shares refers to Shares since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

PART I

Forward-Looking Statements

      This Joint Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Joint Annual Report, including, without limitation, the section of Item 1, “Business,” captioned “Business Strategy” and Item 5, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements may include statements regarding the intent, belief or current expectations of Starwood, its Directors or Trustees or its officers with respect to the matters discussed in this Joint Annual Report. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements including, without limitation, the risks and uncertainties set forth below. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

The Reorganization

      On January 6, 1999, Starwood consummated the Reorganization pursuant to an Agreement and Plan of Restructuring dated as of September 16, 1998, as amended, among the Corporation, ST Acquisition Trust, a wholly owned subsidiary of the Corporation, and the Trust. Pursuant to the Reorganization, the Trust became a subsidiary of the Corporation, which holds all the outstanding Class A shares of beneficial interest, par value $0.01 per share, of the Trust (“Class A Shares”). The Reorganization was proposed in response to the Internal Revenue Service Restructuring and Reform Act of 1998 (“H.R. 2676”), which made it difficult for Starwood to acquire and operate additional hotels while still maintaining its former status as a “grandfathered paired share real estate investment trust.” While the Corporation and the Trust believe that the Reorganization was the best alternative in light of H.R. 2676 and that the new structure of Starwood does not raise the same concerns that led Congress to enact such legislation, no assurance can be given that additional legislation, regulations or administrative interpretations will not be adopted that could eliminate or reduce certain benefits of the Reorganization and have a material adverse effect on the results of operations, financial condition and prospects of Starwood.

Ability to Manage Rapid Growth

      The Company’s future success and its ability to manage future growth depend in large part upon the efforts of its senior management and its ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. Since January 1999, the Company has experienced significant changes in its senior management, including executive officers. (See Item 10, “Directors, Trustees and Executive Officers of the Registrants,” of this Joint Annual Report.) There can be no assurance that the Company will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that the Company’s senior management will be able to successfully execute and implement the Company’s growth and operating strategies.

Acquisition Opportunities

      The Company intends to make acquisitions that complement its business. There can be no assurance, however, that the Company will be able to identify acquisition candidates on commercially reasonable terms or at all. If additional acquisitions are made, there can also be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that the Company will be able to obtain additional financing for acquisitions, or that the ability to obtain such financing will not be restricted by the terms of the Company’s current debt arrangements.

Tax Risks

      Failure of the Trust to Qualify as a REIT Could Increase Our Tax Liability. Qualifying as a real estate investment trust (a “REIT”) requires compliance with highly technical and complex tax provisions that courts and administrative agencies have interpreted only to a limited degree. Due to the complexities of our ownership, structure and operations, the Trust is more likely than are other REITs to face interpretative issues for which there are no clear answers. Also, facts and circumstances that we do not control may affect the Trust’s ability to qualify as a REIT. The Trust believes that since the taxable year ended December 31, 1995, it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. The Trust intends to continue to operate so as to qualify as a REIT. However, the Trust cannot assure you that it will continue to qualify as a REIT. If the Trust failed to qualify as a REIT for any prior tax year, the Trust would be liable to pay a significant amount of taxes for those years. Similarly, if the Trust fails to qualify as a REIT in the future, our liability for taxes would increase.

Debt Financing

      As a result of incurring debt, the Company is subject to the following risks associated with debt financing: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest; (ii) the risk that (to the extent that the Company maintains floating rate indebtedness) interest rates will fluctuate; and (iii) risks resulting from the fact that the agreements governing the Company’s loan and credit facilities contain covenants imposing certain limitations on the Company’s ability to acquire and dispose of assets. In addition, although the Company anticipates that it will be able to repay or refinance its existing indebtedness and any other indebtedness when it matures, there can be no assurance that it will be able to do so or that the terms of such refinancings will be favorable.

      In connection with the acquisitions of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) and ITT Corporation (“ITT”), the Company incurred a substantial amount of additional debt, thereby increasing its exposure to the risks associated with debt financing. The Company’s increased leverage may have important consequences including the following: (i) the ability of the Company to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to the Company; (ii) a substantial decrease in operating cash flow or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements and force it to modify its operations; (iii) the Company’s higher level of debt and resulting interest expense may place it at a competitive disadvantage with respect to certain competitors with lower amounts of indebtedness and/or higher credit ratings; and (iv) the Company’s greater leverage may make it more vulnerable to a downturn in its business or in the economy generally.

Starwood Capital May Exert Influence Over Us

      Barry S. Sternlicht is the Chairman and Chief Executive Officer and a board member of the Corporation and the Trust. Mr. Sternlicht also serves as the President and Chief Executive Officer of, and may be deemed to control, Starwood Capital Group, L.L.C. (“Starwood Capital”), which owns limited partnership interests in the Realty Partnership and the Operating Partnership. In addition, Jonathan D. Eilian and Madison F. Grose, each of whom is a Director of the Corporation and a Trustee of the Trust, are also employed by or affiliated with Starwood Capital. Although our policy requires a majority of our Directors and Trustees to be “independent” of Starwood Capital, Starwood Capital may be able to exercise influence over our affairs. Because Starwood Capital’s tax situation is different from our tax situation, Starwood Capital may not have the same objectives as do our stockholders or our management with regard to the pricing, structure and timing of any sale of properties or mortgage loans.

Risks Relating to Hotel Operations

      Our Properties Are Subject to All the Operating Risks Common to the Hotel Industry. Operating risks common to the hotel industry include:

•	changes in general economic conditions;

•	decreases in the level of demand for rooms and related services;

•	cyclical over-building in the hotel industry;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations; and

•	changes in travel patterns.

      We Must Compete for Properties and Customers. The hotel industry is highly competitive. Our properties compete for customers with other hotel properties in their geographic markets, and we also compete with other hotel companies for properties. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

      The Hotel Industry Is Seasonal in Nature. The hotel industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue vary from property to property and depend principally upon location. Our revenue historically has been lower in the first quarter than in the second, third or fourth quarters.

      The Hotel Business Is Capital Intensive. In order for our properties to remain attractive and competitive, we have to spend money periodically to keep them well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent expenditures cannot be funded from cash generated by our operations, we may be required to borrow or otherwise obtain these funds. Accordingly, our financial results may be sensitive to the cost and availability of funds.

      Real Estate Investments Are Subject to Numerous Risks. Because we own and lease hotels, we are subject to the varying degrees of risk that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate, zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition, as well as on our ability to make distributions to our shareholders. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

      Hotel Development Is Subject to Timing, Budgeting and Other Risks. We intend to develop hotel properties as suitable opportunities arise. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	incurring development costs for projects that are not pursued to completion;

•	so-called “acts of God” such as hurricanes, floods or fires that could adversely impact a project; and

•	governmental restrictions on the nature or size of a project.

We cannot assure you that any development project will be completed on time or within budget.

      Our Timeshare Business Is Subject to Extensive Regulation and Risk of Default. In October 1999, the Company completed the acquisition of Vistana, Inc. (“Vistana”). Vistana markets and sells vacation ownership interests (“VOIs”), which typically entitle the buyer to ownership of a fully-furnished resort unit for a one-week period on either an annual or an alternate-year basis. Vistana also acquires, develops and operates timeshare resorts, and provides financing to purchasers of VOIs. These activities are all subject to extensive regulation by the federal government and the states in which timeshare resorts are located and in which its VOIs are marketed and sold. In addition, the laws of most states in which we sell VOIs grant the purchaser of this type of interest the right to rescind the purchase contract at any time within a statutory rescission period. Although we believe that we are in material compliance with all applicable federal, state, local and foreign laws and regulations to which timeshare marketing, sales and operations are currently subject, changes in these requirements or a determination by a regulatory authority that we were not in compliance could adversely affect us. Additionally, if the purchaser of a VOI defaults, we may not have recovered our marketing, selling, and general and administrative cost per VOI.

      Environmental Regulations Could Make Us Liable for Cleaning Up Hazardous Substances. Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate certain of our operations and could make us liable for the costs of managing, removing or cleaning up hazardous or toxic substances on, under or in property we currently own or operate or that we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead- or asbestos-containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Finally, certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property.

      General Economic Conditions May Negatively Impact Our Ability to Achieve Important Financial Tests. Moderate or severe economic downturns or adverse conditions may adversely affect our hotel operations. These conditions may be widespread or isolated to one or more geographic regions. As a result, recessions or other general economic conditions may have a negative impact on our ability to achieve or sustain substantial improvements in earnings.

      International Operations Are Subject to Special Political and Monetary Risks. We have significant international operations which as of December 31, 1999 included 113 owned, managed or franchised properties in Europe (including 31 properties with majority ownership); 33 owned, managed or franchised properties in Latin America (including 15 properties with majority ownership); and 68 owned, managed or franchised properties in the Asia/ Pacific region (including three properties with majority ownership). International operations generally are subject to various political and other risks that are not present in U.S. operations. These risks include the risk of war or civil unrest, expropriation and nationalization. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the relatively large number of properties we own, our properties are geographically diversified and are not concentrated in any particular region.

      We Are Uncertain What Long-Term Effect the Adoption of the Euro Will Have on Us. On January 1, 1999, 11 of the 15 member countries of the European Union (the “Participating Countries”) established fixed conversion rates between their existing sovereign currencies and the Euro. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries, and currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. We currently operate in substantially all of the Participating Countries. Although the adoption of the Euro by the Participating Countries has not yet had any material effect on us, it is possible that over the long-term the Euro adoption will result in increased competition in the European hotel market.

      Pending the Disposition of the Desert Inn, Our Gaming Operations Subject Us to Certain Additional Risks. Although we have sold Caesars World, Inc. and other related gaming assets (“Caesars”) and intend to sell the Desert Inn Resort & Casino (the “Desert Inn”), our gaming operations are subject to regulatory requirements that will continue to impact Starwood until the sale of the Desert Inn is completed. These requirements include extensive licensing, regulatory controls for gaming operations that are administered by various governmental entities, the financial risk inherent in commercial gambling ventures and increased domestic and international competition from both established casinos and newly emerging gaming operations.

Risks Relating to Acts of God and War

      The Company’s financial and operating performance may be adversely affected by acts of God, such as natural disasters, in both the locations in which the Company owns and/or operates significant properties and areas of the world from which the Company draws a large number of customers. Similarly, wars, political unrest and other forms of civil strife have in the past, and may in the future, cause the Company’s results to differ materially from anticipated results.

Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk

      Instead of purchasing hotel properties directly, we have from time to time invested, and may continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotel properties owned by the joint venture to additional risk. Although we generally seek to maintain sufficient control of any joint venture, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on a joint venture without our consent.

Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

Item 1.  Business.

General

      Starwood is one of the world’s largest hotel and leisure companies. The Company conducts its hotel business both directly and through its subsidiaries, including ITT Sheraton Corporation (“Sheraton”), the Trust and Ciga S.p.A. (“Ciga”). The Company’s brand names include Sheraton™, Westin™ , The Luxury Collection™, St. Regis™, W™ and Four Points™. Through these brands, Starwood is well represented in most major markets around the world.

      The Company’s revenue and earnings are derived primarily from hotel and leisure operations, which include the operation of the Company’s owned hotels; the operation of other hotels for a management fee pursuant to long-term management contracts; the receipt of franchise fees; and the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs in the resorts and providing financing to customers who purchase such interests.

      The Company’s hotel and leisure business emphasizes the global operation of full-service hotels primarily in the luxury and upscale segment of the lodging industry. Starwood seeks to acquire interests in or management rights with respect to hotels in this segment. In the first quarter of 1998, Starwood completed two major transactions: the acquisition of Westin (the “Westin Merger”) and the acquisition of ITT (the “ITT Merger”). For further discussion of the ITT Merger and the Westin Merger, see the notes to financial statements of this Joint Annual Report. At December 31, 1999, the Company’s portfolio of owned, managed or franchised hotels totaled 716 hotels with approximately 218,000 rooms in 80 countries. This portfolio is comprised of 170 hotels that Starwood owns or leases or in which Starwood has a majority equity interest (substantially all of which hotels Starwood also manages), 248 hotels managed by Starwood on behalf of third-party owners (including entities in which Starwood has a minority equity interest) and 298 hotels for which Starwood receives franchise fees. Additionally, at December 31, 1999, the Company operated 12 vacation ownership resorts, with eight in active sales.

      The Trust was organized in 1969, and the Corporation was incorporated in 1980, both under the laws of Maryland.

      The Company’s principal place of business is 777 Westchester Avenue, White Plains, New York, 10604, and its telephone number is (914) 640-8100.

      For a discussion of the Company’s revenues, profits, assets and geographical segments, see the notes to financial statements of this Joint Annual Report. For additional information concerning the Company’s business, see Item 2, “Properties,” of this Joint Annual Report.

Recent Developments

      As of September 30, 1999, Starwood owned approximately 70.3% of the ordinary shares and approximately 29% of the outstanding savings shares of Ciga. In October 1999, the Company announced its intention to purchase all of the outstanding shares of Ciga not owned by Starwood. Following completion of the tender offer in February 2000, Starwood now owns approximately 99% of the ordinary shares and approximately 86% of the savings shares. The aggregate purchase price of the incremental shares was approximately $290 million.

      On December 30, 1999, the Company completed the sale of Caesars for approximately $3.0 billion in cash. The Company used the proceeds to immediately pay off $2.5 billion of increasing rate notes and to reduce its bank revolver by approximately $500 million.

      In September and October 1999, the Company sold substantially all of its interest in Lampsa, SA, a Greek company that owns the Grande Bretagne Hotel in Athens, Greece. The Company owned its interest in Lampsa, SA through its then 70.3% ownership of Ciga. The Company received gross proceeds (before minority interest) of approximately $287 million as a result of this sale and recorded a pretax gain (before minority interest) of $276 million.

      On October 1, 1999, the Company completed the acquisition of Vistana. Vistana’s principal operations include the acquisition, development and operation of high quality vacation ownership resorts; marketing and selling VOIs in the resorts; and providing financing to customers who purchase such interests. The Company financed the acquisition of Vistana with cash of approximately $110 million, the assumption of approximately $280 million of debt and the issuance of approximately 10.1 million Shares.

      In April 1999, the Company disposed of its remaining interest in Madison Square Garden, L.P. (“MSG”) for net cash proceeds of approximately $87 million. Additionally, in February 1999, Starwood sold its remaining interest of approximately 9.5 million shares of ITT Educational Services, Inc. (“Educational Services”) in a public offering and contemporaneous sale to Educational Services for net proceeds of approximately $310 million.

Competitive Strengths

      Management believes that the following factors contribute to the Company’s position as a leader in the lodging industry and provide a foundation for the Company’s business strategy:

      Brand Strength. Starwood believes that it has strong brand leadership in major markets worldwide based on the global recognition of the Company’s lodging brands. The strength of the Company’s brands is evidenced, in part, by the superior ratings received from the Company’s hotel guests and from industry publications. For example, the Condé Nast Traveler Magazine 1999 Gold List Readers’ Choice Poll included 50 Starwood properties as part of the top 500 places to stay in the world. Starwood owns or manages more Gold List winners than any other hotel company in the world. With the Company’s well known lodging brands, Starwood benefits from a luxury and upscale branding strategy that provides strong operating performance from new customer penetration and customer loyalty. During 1999 and 1998, Starwood selected approximately 11 and 25, respectively, of its owned hotels, which had been operated on a non-branded or non-proprietary-branded basis, and converted them to proprietary brands owned by the Company. In 1999, the Company also added an additional 112 hotels with approximately 25,000 rooms to its branded hotel system. This program has enhanced and expanded the Company’s global presence and brand recognition.

      Frequent Guest Program. The Company’s loyalty program, Starwood Preferred Guest™ (“SPG”), was awarded the 1999 Hotel Program of the year by consumers via the prestigious Freddie Awards. SPG, despite being the newest hotel loyalty program in the industry, also received awards for Best Customer Service, Best Web Site, Best Elite-Level Program and Best Award Redemption. SPG, deemed unique in the hotel industry for its policy of no blackout dates and no capacity controls, enables members to redeem stays when they want and where they want, a feature not offered by competitors.

      Significant Presence in Top Markets. The Company’s luxury and upscale full-service hotel assets are well positioned in North America, Europe, Asia, Latin America and Africa. These assets are primarily located in major cities and resort areas that management believes have historically demonstrated a strong breadth, depth and growing demand for luxury and upscale full-service hotels, in which the supply of sites suitable for hotel development has been limited and in which development of such sites is relatively expensive.

      Premier and Distinctive Properties. Starwood controls a distinguished and diversified group of hotel properties throughout the world, including The St. Regis in New York, New York; The Phoenician in Scottsdale, Arizona; the Hotel Danieli in Venice, Italy; and the Palace Hotel in Madrid, Spain. These are among the leading hotels in the industry and are at the forefront of providing the highest quality and service.

      Scale. As one of the largest hotel companies focusing on the luxury and upscale full-service lodging market, Starwood has the scale to support its core marketing and reservation functions. The Company also believes that its scale will contribute to lowering its cost of operations through purchasing economies in such areas as insurance, telecommunications, employee benefits, food and beverage, furniture, fixtures and equipment and operating supplies.

      Diversification of Cash Flow and Assets. Management believes that the diversity of the Company’s brands, market segments served, revenue sources and geographic locations provides a broad base from which to enhance revenue and profits and to strengthen the Company’s global brands. This diversity limits the Company’s exposure to any particular lodging asset, brand or geographic region.

      While Starwood focuses on the luxury and upscale portion of the full-service lodging market, the Company’s brands cater to a diverse group of sub-markets within this market. For example, The Luxury Collection caters to high-end hotel and resort clientele while Four Points hotels deliver full-service hotel amenities at more affordable rates. Management believes that the diversity of the Company’s brands and customer base reduces the likelihood of competition for customers at any one of the Company’s hotels from other hotels within its portfolio. Instead, management believes that this diversity serves to increase the Company’s market share within markets where Starwood operates more than one brand.

      Starwood derives its cash flow from multiple sources, including owned hotels, management and franchise fees, and is geographically diverse with operations in six continents. The following table reflects the Company’s properties by revenue source for the year ended December 31, 1999:

Number of
Properties(a)

Owned hotels(b)	170

Managed and franchised hotels	503

Unconsolidated joint ventures	43

Total	716

(a)  Excludes 12 vacation ownership resorts.
(b)  Includes wholly owned, majority owned and leased hotels.

     The following table shows the Company’s geographical presence by major geographic area for the year ended December 31, 1999:

Number of
Properties(a)

North America	438

Europe	113

Latin America(b)	33

Asia Pacific(c)	68

Africa and the Middle East	64

Total	716

(a)  Excludes 12 vacation ownership resorts.
(b)  Includes Mexico.
(c)  Includes Australia.

Business Strategy

      The Company’s primary business objective is to maximize earnings and cash flow by increasing the profitability of the Company’s existing portfolio, selectively acquiring interests in additional assets, increasing the number of the Company’s hotel management contracts and franchise agreements and acquiring, developing and selling VOIs. The Company plans to increase earnings by leveraging its global assets, broad customer base and other resources by taking advantage of the Company’s scale to reduce costs.

      Growth Opportunities. Management has identified several internal growth opportunities that are expected to enhance the Company’s operating performance and profitability, including:

•	Refining the positioning of the Company’s brands to further its strategy of strengthening brand identity. By re-branding certain owned hotels to one of Starwood’s proprietary brands, Starwood will seek to further solidify its brand reputation and market presence, leading to enhanced revenue per available room (“REVPAR”) performance;

•	Expanding the Company’s role as a third-party manager of hotel properties. This allows Starwood to expand the presence of its lodging brands and gain additional cash flow generally with modest capital commitment;

•	Franchising the Sheraton, Westin and Four Points brands to selected third-party operators, thereby expanding the Company’s market presence, enhancing the exposure of its hotel brands and providing additional income through franchise fees;

•	Continuing the integration of the Company’s owned, managed and franchised hotels into a single, multi-brand reservations system, coordinating the global sales efforts, and expanding the Company’s Internet presence and sales capabilities to increase revenue and improve customer service;

•	Growing the Company’s frequent guest program, which the Company believes will increase occupancy rates and provide the Company’s customers with benefits based upon loyalty to the Company’s hotels;

•	Enhancing the Company’s marketing efforts by integrating the Company’s proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

•	Optimizing the Company’s use of its real estate assets to improve ancillary revenue, such as restaurant, beverage and parking revenue from the Company’s hotel properties;

•	Continuing to build the new “W” hotel brand to appeal to upscale business travelers and other customers seeking full-service new brands such as St. Regis and hotels in major markets; and

•	Developing additional vacation ownership resorts near select hotel locations.

      Starwood intends to explore opportunities to expand and diversify the Company’s hotel portfolio through minority investments and selective acquisitions of properties domestically and internationally that meet some or all of the following criteria:

•	Luxury and upscale full-service hotels in major metropolitan areas and business centers;

•	Major tourist hotels, destination resorts or conference centers that have favorable demographic trends and are located in markets with significant barriers to entry or with major room demand generators such as office or retail complexes, airports, tourist attractions or universities;

•	Undervalued hotels whose performance can be increased by re-branding to one of the Company’s hotel brands, the introduction of better and more efficient management techniques and practices and/or the injection of capital for renovating, expanding or repositioning the property; and

•	Portfolios of hotels or hotel companies that exhibit some or all of the criteria listed above, where the purchase of several hotels in one transaction enables Starwood to obtain favorable pricing or obtain attractive assets that would otherwise not be available.

      Starwood may also selectively choose to develop and construct desirable hotel properties to help the Company meet its strategic goals, such as the development of the W hotels in San Francisco, California and Seattle, Washington which opened in May 1999 and September 1999, respectively.

Competition

      The hotel industry is highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. Management believes that Starwood competes favorably in these areas. Starwood’s properties compete with other hotel properties, including facilities owned by local interests and facilities owned by national and international chains, in their geographic markets. The principal competitors of Starwood include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands.

      Starwood encounters strong competition as a hotel operator and developer. There are over 500 hotel management companies in the United States, including several that operate more than 100 properties. While some of the Company’s competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners, under a variety of brands that compete directly with the Company’s brands. In addition, hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

Governmental Regulation and Licensing

      Nevada Gaming Regulation. The ownership and operation of casino gaming facilities by Starwood in Nevada is subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”), and the extensive licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and the Clark County Liquor and Gaming Licensing Board (the “Clark County Board,” and together with the Nevada Commission and the Nevada Board, collectively the “Nevada Gaming Authorities”).

      The gaming laws, regulations and supervisory procedures of Nevada seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping, and making periodic reports to the applicable casino gaming authority; (iv) prevent cheating and fraudulent practices; and (v) provide a source of state and local revenues through taxation and licensing fees. Changes to these laws, regulations and supervisor procedures could have an adverse effect on Starwood’s casino gaming operations in Nevada.

      Starwood and ITT are registered with the Nevada Commission as publicly traded corporations and Starwood has been found suitable by the Nevada Gaming Authorities to own all of the outstanding capital stock of ITT. The Nevada Gaming Authorities have found suitable ITT as the sole shareholder of Sheraton. Sheraton is registered with the Nevada Commission as an intermediary company and been found suitable by the Nevada Gaming Authorities to own all the outstanding capital stock of Sheraton Gaming Corporation (“SGC”). Similarly, SGC is registered with the Nevada Commission as an intermediary company and been found suitable by the Nevada Gaming Authorities to own all the outstanding capital stock of Sheraton Desert Inn Corporation (“SDI,” and together with Sheraton and SGC, collectively the “Sheraton Desert Inn Companies”). SDI operates the Desert Inn pursuant to a license granted by the Nevada Gaming Authorities. These casino gaming licenses are not transferable and must be renewed periodically by the payment of various gaming license fees and taxes.

      No person may become a stockholder of, or receive any percentage of profits from, SDI without first obtaining certain required licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a corporation which is involved in gaming activities. Officers, directors and key employees of SDI must be individually licensed by, and changes in corporate positions must be reported to, the Nevada Gaming Authorities, which changes may be disapproved by the Nevada Gaming Authorities. Certain of Starwood’s officers, directors and key employees and those of Starwood’s subsidiaries who are actively and directly involved in Starwood’s gaming activities have been, and others may be, required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. If the Nevada Gaming Authorities find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Starwood, ITT or the Sheraton Desert Inn Companies, the companies involved would be required to sever all relationships with such person. In addition, the Nevada Gaming Authorities may require a registered company or licensee to terminate the employment of any person who refuses to file appropriate applications or disclosures.

      Starwood, ITT and the Sheraton Desert Inn Companies are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all loans, leases, sales of securities and similar financing transactions by SDI must be reported to or approved by the Nevada Commission. Nevada law prohibits a corporation registered by the Nevada Commission from making a public offering of its securities without the prior approval of the Nevada Commission if any part of the proceeds of the offering of the securities is, or the securities themselves are, to be used either to (i) finance the construction, acquisition or operation of gaming facilities in Nevada; or (ii) retire or extend obligations incurred for one or more such purposes.

      If it were determined that the Nevada Act was violated by SDI, the gaming license SDI holds could be limited, conditioned, suspended or revoked. In addition, at the discretion of the Nevada Commission, Starwood, ITT, the Sheraton Desert Inn Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act. Furthermore, a supervisor could be appointed by the Nevada Commission to operate the gaming property of SDI and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the affected gaming property) could be forfeited to the State of Nevada. Any suspension or revocation of the licenses or approvals, the imposition of substantial fines, or the appointment of a supervisor, would have a material adverse effect on SDI, as the case may be.

      The Nevada Gaming Authorities may investigate and require a finding of suitability of any holder of any class of Starwood’s voting securities at any time. Nevada law requires any person who acquires more than 5% of any class of Starwood’s voting securities to report the acquisition to the Nevada Commission and such person may be investigated and found suitable or not suitable. Any person who becomes a beneficial owner of more than 10% of any class of Starwood’s voting securities must apply for a finding of suitability by the Nevada Commission within 30 days after the Nevada Board Chairman mails a written notice requiring such filing, and must pay the costs and fees incurred by the Nevada Board in connection with the investigation. Under certain circumstances, an “institutional investor,” as defined by the Nevada Act, that acquires more than 10% but not more than 15% of Starwood’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability requirements if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of either the Board of Directors of the Corporation or the Board of Trustees of the Trust, any change in Starwood’s corporate charter, bylaws, management, policies or operations or any of Starwood’s casino gaming operations, or any other action which the Nevada Commission finds to be inconsistent with holding Starwood’s voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the stockholder who must be found suitable is a corporation, partnership, trust or other business entity, it must submit detailed business and financial information, including a list of beneficial holders of its ownership interests. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board may be found unsuitable. Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of Starwood’s debt or equity voting securities beyond such period or periods of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. Starwood, ITT or the Sheraton Desert Inn Companies could be subject to disciplinary action if, without the prior approval of the Nevada Commission and after receipt of notice that a person is unsuitable to be an equity or debt security holder or to have any other relationship with Starwood, ITT or the Sheraton Desert Inn Companies, any of such entities either (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or (v) fails to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities for cash at fair market value.

      Regulations of the Nevada Commission provide that control of a registered publicly traded corporation, such as Starwood and ITT, cannot be changed through merger, consolidation, acquisition of assets, management or consulting agreements, or any form of takeover without the prior approval of the Nevada Commission. Persons seeking approval to control a registered publicly traded corporation must satisfy the Nevada Commission as to a variety of stringent standards prior to assuming control of such corporation. The failure of a person to obtain such approval prior to assuming control over the registered publicly traded corporation may constitute grounds for finding such person unsuitable. Regulations of the Nevada Commission also prohibit certain repurchases of securities by registered publicly traded corporations without the prior approval of the Nevada Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of more than three percent of the outstanding securities of the registered publicly traded corporation. The regulations of the Nevada Commission also require prior approval for a “plan of recapitalization.” Generally, a plan of recapitalization is a plan proposed by the management of a registered publicly traded corporation that contains recommended action in response to a proposed corporate acquisition opposed by management of the corporation if such acquisition would require the prior approval of the Nevada Commission.

      License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Nevada and to Clark County where SDI’s gaming operations are conducted. Depending on the particular fee or tax involved, these assessments are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross gaming revenues received by the casino operations; (ii) the number of slot machines or other gaming devices operated by the casino; or (iii) the number of table games operated by the casino. A casino entertainment tax also is paid by the licensees where entertainment is furnished in connection with the selling of food or refreshments.

      The sale of alcoholic beverages by SDI is subject to licensing, control and regulation by the Clark County Board. Such liquor licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any liquor license, and any disciplinary action of this nature or license revocation would have a material adverse effect on SDI’s gaming operations.

      Provisions of the Corporation’s Articles of Incorporation Related to Casino Gaming. The Articles of Incorporation provide that (i) all Starwood’s securities are subject to redemption to the extent necessary to prevent the loss, or to secure the reinstatement, of any casino gaming license held by any of Starwood’s subsidiaries in any jurisdiction within or without the United States; (ii) all Starwood’s securities are held subject to the condition that if a holder is found by a gaming authority in any jurisdiction to be disqualified or unsuitable pursuant to any gaming law, such holder will be required to dispose of all such securities; failing such disposition, the Corporation may redeem the securities at the lesser of their market price or the disqualified holder’s original purchase price; and (iii) it is unlawful for any such disqualified person to (a) receive payments of interest or dividends on any such securities; (b) exercise, directly or indirectly, any rights conferred by any such securities; or (c) receive any remuneration in any form, for services rendered or otherwise, from the subsidiary that holds the gaming license in the applicable jurisdiction.

Environmental Matters

      Starwood is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. Starwood uses certain substances and generates certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and Starwood from time to time has incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of the Company’s current or former properties or the Company’s treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws require abatement or removal of certain asbestos-containing materials (“ACMs”) (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of the Company’s hotels) in the event of damage or demolition, or certain renovations or remodeling. These laws also govern emissions of and exposure to asbestos fibers in the air. Environmental Laws also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. A number of the Company’s hotels have underground storage tanks (“USTs”) and equipment containing chlorofluorocarbons (“CFCs”); the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with the Company’s ownership, operation and management of its properties, Starwood could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.

      Environmental Laws are not the only source of environmental liability. Under the common law, owners and operators of real property may face liability for personal injury or property damage because of various environmental conditions such as alleged exposure to hazardous or toxic substances (including, but not limited to, ACMs, PCBs and CFCs), poor indoor air quality, radon or poor drinking water quality.

      Although Starwood has incurred and expects to incur remediation and other environmental costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on the operations or financial condition of the Company.

Seasonality and Diversification

      The hotel industry is seasonal in nature; however, the periods during which the Company’s properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company’s revenues historically have been lower in the first quarter than in the second, third or fourth quarters.

Comparability of Owned Hotel Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood’s revenues and EBITDA.(1)

_______________

(1)	EBITDA is defined as income before interest expense, income tax expense, depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Employees

      At December 31, 1999, Starwood employed approximately 120,000 persons at its corporate offices, owned and managed hotels and timeshare resorts, of whom approximately 45% were employed in the United States. At December 31, 1999, approximately 33% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are good.

Item 2.  Properties.

      Starwood is one of the largest hotel and leisure companies in the world, with operations in 80 countries around the world. Starwood considers its hotels generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence arising from age and condition of facilities can adversely effect the Company’s hotel properties, Starwood expends substantial funds to renovate and maintain its facilities in order to remain competitive. For further information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures,” in this Joint Annual Report.

      The Company’s lodging business included 716 owned, managed or franchised hotels with approximately 218,000 rooms at December 31, 1999, predominantly under six brands: St. Regis (luxury full-service hotels and resorts), The Luxury Collection (luxury full-service hotels and resorts), Westin (luxury and upscale full-service hotels and resorts), Sheraton (upscale full-service hotels and resorts), W (stylish boutique full-service urban hotels) and Four Points (moderately priced hotels). At December 31, 1999, 170 of these hotels were owned or leased by Starwood or an entity in which Starwood has a majority equity interest, 248 were managed by Starwood on behalf of third-party owners (including entities in which Starwood has a minority equity interest), 298 were owned and operated by franchisees using one of the Company’s brands or were otherwise represented by Starwood. Additionally, at December 31, 1999, Starwood operated 12 vacation ownership resorts, with eight in active sales.

      The following table sets forth the number of hotels, number of rooms, average daily rate (“ADR”), average occupancy rate and REVPAR achieved by the Company’s 144 owned, leased and consolidated joint venture hotels (excluding 24 hotels under significant renovation in 1999 and two hotels without prior year results) (“Same-Store Hotels”) by region and worldwide at December 31, 1999 and 1998.

			Year Ended December 31,

					Average
			ADR		Occupancy		REVPAR

Region	Hotels(a)(b)	Rooms	1999	1998	1999	1998	1999	1998

North America	97	31,979	$142.28	$138.38	71.7%	70.2%	$101.99	$97.18

Europe	30	6,651	$206.11	$192.68	70.8%	71.1%	$145.95	$137.08

Latin America(c)	14	5,202	$134.48	$136.76	63.6%	65.7%	$85.51	$89.89

Asia Pacific(d)	3	1,117	$133.32	$127.23	77.2%	74.8%	$102.99	$95.19

Worldwide	144	44,949

(a)	Excludes 24 hotels under significant renovation in 1999 and two hotels without prior year results.

(b)	Excludes 12 vacation ownership resorts.

(c)	Includes Mexico.

(d)	Includes Australia.

Hotel Management and Franchising

      Hotel and resort properties in the United States are often owned by entities that neither manage hotels nor own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. Management believes that companies, such as Starwood, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management and marketing services.

      Managed Hotels. Through its subsidiaries, Starwood manages hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which Starwood has a minority equity interest). The Company’s responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, Starwood provides reservation services and coordinates national advertising and certain marketing and promotional services. Starwood prepares and implements annual budgets for the hotels it manages and is responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. At December 31, 1999, Starwood managed 248 hotels worldwide under long-term agreements.

      Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits. In the Company’s experience, owners seek hotel managers that can provide attractively priced base, incentive, marketing and franchise fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of the Company’s management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if Starwood fails to meet established performance criteria. In addition, many hotel owners seek an equity or debt investment from Starwood to help finance hotel renovations or conversion to a new Starwood brand and to align the interests of the owner and the Company. The Company’s ability or willingness to make such investments may determine, in part, whether Starwood will be offered, will accept, or will retain a particular management contract.

      Brand Franchising. Through its subsidiaries, Starwood franchises its Sheraton, Westin and Four Points brand names and generally derives licensing and other fees from franchisees based on a fixed percentage of franchise hotel room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. Starwood approves certain plans for, and the location of, franchised hotels and reviews their design.

      As of December 31, 1999, there were 291 franchised properties with approximately 71,000 rooms operating under the Sheraton, Westin, and Four Points brands.

External Growth

      On October 1, 1999, the Company completed the acquisition of Vistana, one of the premier developers and operators of high quality vacation interval ownership. Vistana’s principal operations include the acquisition, development and operation of vacation ownership resorts; marketing and selling VOIs in the resorts; and providing financing to customers who purchase such interests. The Company financed the acquisition of Vistana with cash of approximately $110 million, the assumption of approximately $280 million of debt and the issuance of approximately 10.1 million Shares.

      During the year ended December 31, 1999, the Company signed management and franchise agreements for 112 hotels with approximately 25,000 rooms under its brands.

Internal Growth

      The following table summarizes average occupancy rates, ADR and REVPAR on a year-to-year basis for the Company’s Same-Store Hotels for the years ended December 31, 1999 and 1998:

	Year Ended December 31,

	1999	1998	Change

Worldwide

Number of hotels	144

Number of rooms	44,949

REVPAR	$106.35	$101.95	4.3%

ADR	$150.32	$145.78	3.1%

Occupancy	70.7%	69.9%	0.8

North America

Number of hotels	97

Number of rooms	31,979

REVPAR	$101.99	$97.18	4.9%

ADR	$142.28	$138.38	2.8%

Occupancy	71.7%	70.2%	1.5

International

Number of hotels	47

Number of rooms	12,970

REVPAR	$117.29	$113.82	3.0%

ADR	$171.46	$164.44	4.3%

Occupancy	68.4%	69.2%	(0.8)

Item 3.  Legal Proceedings.

      Incorporated by reference to the description of legal proceedings in Note 21, “Commitments and Contingencies,” in the notes to financial statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrants

      See Part III, Item 10, of this Joint Annual Report for information regarding the executive officers of the Registrants, which information is incorporated herein by reference.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters.

Market Information

      The Shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HOT.” The Class A Shares are all currently held by the Corporation and have never been traded.

      The following table sets forth, for the fiscal periods indicated, the high and low sale prices per Share on the NYSE Composite Tape.

	High	Low

1999

Fourth quarter	$24.50	$19.50

Third quarter	$31.00	$21.75

Second quarter	$37.75	$28.00

First quarter	$34.19	$22.69

1998

Fourth quarter	$31.38	$18.75

Third quarter	$49.19	$29.19

Second quarter	$54.38	$44.44

First quarter	$57.88	$49.50

Holders

      As of March 27, 2000, there were approximately 31,800 holders of record of Shares and one holder of record (the Corporation) of the Class A Shares.

Distributions Made/ Declared

      The following table sets forth the frequency and amount of distributions made by the Trust to holders of Shares for the years ended December 31, 1999 and 1998:

	Distributions
	Made

1999

Fourth quarter	$0.15	(a)

Third quarter	$0.15

Second quarter	$0.15

First quarter	$0.15

1998

Fourth quarter	$0.15	(a)

Third quarter	$0.52

Second quarter	$0.52

First quarter	$0.52

(a)	The Trust declared distributions for the fourth quarter of 1999 and 1998 to shareholders of record on December 31, 1999 and 1998, respectively. The distributions were paid in January 2000 and 1999, respectively.

     The Corporation has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future.

      As a consequence of the Reorganization, holders of Class B Shares are now entitled, subject to certain conditions, to receive a non-cumulative annual dividend, at an initial rate of $0.60 per Share, to the extent the dividend is authorized by the Board of Trustees of the Trust. The annual dividend was increased to an annual rate of $0.69 per Share in 2000 and is expected to increase 15% per year thereafter. Unless dividends for the then current quarterly dividend period have been paid on the Class B Shares, the Trust is not permitted to pay a dividend on the Class A Shares (except in certain circumstances). Under the terms of the Company’s current credit facilities, the Trust may pay unlimited dividends to the Corporation or any wholly owned subsidiary thereof and during any period of twelve consecutive calendar months, the Trust may pay cash dividends to its shareholders (excluding the Corporation) in an aggregate initial amount not to exceed the lesser of (a) $150,000,000 (increasing to $180,000,000 in 2000 and increasing by 20% thereafter) and (b) 10% of EBITDA.

Conversion of Securities; Sale of Unregistered Securities

      During 1999, the Trust consented to the exchange of approximately 320,000 shares of Class B Exchangeable Preferred Shares (“Class B EPS”) by certain stockholders for an equal number of shares of Class A Exchangeable Preferred Shares (“Class A EPS”). Additionally, the Trust consented to the exchange of approximately 1.0 million shares of Class A EPS for an equal number of Shares.

      During 1999, the Company exchanged approximately 5.2 million limited partnership units (“LP Units”) of the Realty Partnership and the Operating Partnership held by third parties for Shares on a one-for-one basis.

Item 6.  Selected Financial Data.

      The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this Joint Annual Report and incorporated herein by reference. The historical information represents the historical results of ITT up to the date of the ITT Merger, because the ITT Merger was treated as a reverse purchase for accounting purposes. This income statement and operating data excludes the results of the discontinued lines of business, which include gaming, Educational Services and ITT World Directories (“WD”).

	Year Ended December 31,

	1999	1998		1997	1996	1995

	(In millions, except per Share data)

Income Statement Data

Revenues	$3,862	$3,325		$1,762	$1,646	$1,606

Income (loss) from continuing operations	$(638)	$220		$(233)	$156	$101

Basic earnings (loss) per Share from continuing operations	$(3.41)	$1.06		$(1.85)	$1.25	$0.86

Operating Data

Cash from continuing operations	$571	$43		$8	$332	$316

Cash from/(used for) investing activities	$3,172	$2,340		$1,132	$(356)	$(2,440)

Cash from/(used for) financing activities	$(3,335)	$(2,056)		$(425)	$259	$2,079

Aggregate cash distributions	$116	$324	(a)	$—	$—	$—

Cash distribution per Share	$0.60	$1.71		$—	$—	$—

	At December 31,

	1999	1998	1997	1996	1995

	(In millions)

Balance Sheet Data

Total assets	$12,923	$13,417	$6,790	$7,452	$6,769

Long-term debt, net of current maturities and including redeemable Class B EPS	$4,779	$5,951	$—	$841	$572

(a)	Excludes $3.0 billion of dividends paid to ITT stockholders in connection with the ITT Merger.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      To facilitate a meaningful comparison between periods, this Management’s Discussion and Analysis focuses on the comparison of historical information for the year ended December 31, 1999 with the Historical As Adjusted (as defined below) information for the year ended December 31, 1998. Pro forma information for selling, general and administrative and interest expense for these same periods is also provided. Management believes this information provides the most meaningful comparison among periods presented. The Historical As Adjusted information for the year ended December 31, 1998 reflects the historical results of ITT, inclusive of Starwood and Westin, as if the ITT Merger had taken place on January 1, 1998. The pro forma information reflects the ITT Merger and certain actual and planned asset dispositions as if they had occurred on January 1, 1998. Period-to-period comparisons of the Company’s historical information are, in management’s view, less relevant to an understanding of the Company due to the significance of the ITT Merger, the Westin Merger and the dispositions of certain non-core assets.

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS

For the Year Ended December 31, 1999

      The following unaudited condensed consolidated pro forma statement of operations for the year ended December 31, 1999 gives effect as of January 1, 1999 to certain actual and planned asset dispositions and certain cost savings relating to the ITT Merger. The pro forma information is based upon the historical financial information for the Company for the year ended December 31, 1999 and the assumptions and adjustments set forth below. The pro forma information does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1999, or to project results for any future period.

	Year Ended December 31, 1999

		Pro Forma
	Historical	Adjustments		Pro Forma

	(In millions, except per Share data)

Revenues

Owned, leased and consolidated joint venture hotels	$3,391	$—		$3,391

Management and franchise fees	285	—		285

Other	186	—		186

	3,862	—		3,862

Costs and Expenses

Owned, leased and consolidated joint venture hotels	2,313	—		2,313

Other	47	—		47

Selling, general and administrative	173	(7	)(a)	166

Restructuring and other special charges	3	—		3

Depreciation and amortization	476	—		476

	3,012	(7)		3,005

	850	7		857

Interest expense, net	(493)	120	(b)	(362)
		4	(c)
		7	(d)

Gain on sales of real estate and investments	191	—		191

Miscellaneous expense	(15)	—		(15)

	533	138		671

Income tax expense	(1,076)	(50	)(e)	(1,126)

Minority equity	(95)	—		(95)

Loss from continuing operations	$(638)	$88		$(550)

Earnings per Share — basic	$(3.41)			$(2.94)

Earnings per Share — diluted	$(3.41)			$(2.94)

Weighted average number of Shares	189			189

Weighted average number of Shares assuming dilution	189			189

(a)	Represents the estimated savings resulting from the April 1, 1999 combination of certain identified benefit plans as a result of the ITT Merger as if the new combined plans had been in place as of January 1, 1999.

(b)	Represents the reduction of interest expense assuming the partial paydown of the Company’s senior secured notes facility (“Senior Secured Notes Facility”) with the net proceeds of approximately $3.0 billion from the December 30, 1999 sale of Caesars and the estimated net proceeds of approximately $275 million from the planned disposition of the Desert Inn, net of the interest allocated to discontinued operations in the historical results (see Notes 5 and 24 in the notes to financial statements).

(c)	Represents the reduction of interest expense assuming the paydown of a portion of the Company’s senior credit facility (“Senior Credit Facility”) with the net proceeds of approximately $397 million from the April 1999 sale of MSG and the February 1999 sale of Educational Services, as if these dispositions had occurred on January 1, 1999.

(d)	Represents reduced deferred loan fee amortization on debt assumed to have been paid down as of January 1, 1999 with proceeds from the dispositions discussed in notes (b) and (c) above.

(e)	Represents the tax effects of the pro forma adjustments described in (a) through (d) above.

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS

For the Year Ended December 31, 1998

      The following unaudited condensed consolidated pro forma statement of operations for the year ended December 31, 1998 gives effect as of January 1, 1998 to the ITT Merger and certain actual and planned asset dispositions. The pro forma information for the year ended December 31, 1998 is based upon the historical information for the Company for the year ended December 31, 1998 combined with the historical results of the Corporation and the Trust, inclusive of Westin, from January 1, 1998 to the closing of the ITT Merger on February 23, 1998 (“Historical As Adjusted”) and other assumptions and adjustments set forth below. This statement does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period.

	Year Ended December 31, 1998

				Other
		Pro Forma	Historical	Pro Forma
	Historical	Starwood(a)	As Adjusted	Adjustments		Pro Forma

	(In millions, except per Share data)

Revenues

Owned, leased and consolidated joint venture hotels	$2,983	$241	$3,224	$—		$3,224

Management and franchise fees	226	6	232	—		232

Other	116	14	130	—		130

	3,325	261	3,586	—		3,586

Costs and Expenses

Owned, leased and consolidated joint venture hotels	2,030	176	2,206	—		2,206

Selling, general and administrative	210	11	221	(42	)(b)	179

Restructuring and other special charges	149	—	149	—		149

Depreciation and amortization	399	43	442	13	(c)	455

	2,788	230	3,018	(29)		2,989

	537	31	568	29		597

Interest expense, net	(447)	(25)	(472)	(39	)(d)	(357)
				45	(e)
				90	(f)
				3	(g)
				16	(h)

Gain on sales of real estate and investments	55	—	55	—		55

	145	6	151	144		295

Income tax (expense) benefit	89	(2)	87	(205	)(i)	(118)

Minority equity	(14)	1	(13)	—		(13)

Income (loss) from continuing operations	$220	$5	$225	$(61)		$164

Earnings per Share — basic	$1.06					$0.76

Earnings per Share — diluted	$1.05					$0.75

Weighted average number of Shares	192					195

Weighted average number of Shares assuming dilution	194					196

(a)	Represents the historical results of the Corporation and the Trust, inclusive of Westin, for the period from January 1, 1998 to the closing of the ITT Merger on February 23, 1998.

(b)	Represents the effects of termination of certain executives under contractual severance agreements, net of additional costs for new executives under employment contracts, removal of duplicate third-party consulting fees, termination of certain advertising contracts and rental agreements (less related termination fees) and the estimated savings resulting from the combination of certain identified benefit plans as if the new combined plans had been in place as of January 1, 1998.

(c)	Represents the amortization expense related to the goodwill and intangible assets recorded as a result of the purchase consideration exceeding the fair market value of the combined net assets of Starwood (inclusive of Westin), as if the merger transactions had taken place on January 1, 1998.

(d)	Represents the interest expense on the additional debt incurred to finance the ITT Merger for the period January 1, 1998 through February 23, 1998 at the Company’s average borrowing rate.

(e)	Represents the reduction of interest expense assuming the paydown of a portion of the Senior Credit Facility with the net proceeds of approximately $932 million from the dispositions of certain non-core assets, as if the dispositions had occurred on January 1, 1998. The dispositions include ITT’s interest in WBIS+, Channel 31 in New York City; MSG; Educational Services; and the sale of an aircraft.

(f)	Represents the reduction of interest expense assuming the partial paydown of the Senior Secured Notes Facility with the net proceeds of approximately $3.0 billion from the December 30, 1999 sale of Caesars and the estimated $275 million of net proceeds from the planned disposition of the Desert Inn, net of the interest allocated to discontinued operations in the historical results (see Notes 5 and 24 in the notes to financial statements), as if these dispositions had occurred on January 1, 1998.

(g)	Represents the reduction of interest expense for the paydown of term loans with the net proceeds of $239 million from the sale of 4.6 million Shares on February 24, 1998 as if such offering had taken place on January 1, 1998.

(h)	Represents reduced deferred loan fee amortization on debt assumed to have been paid down as of January 1, 1998 with proceeds from the actual and planned asset dispositions described in (e) and (f) above.

(i)	Represents the adjustment needed to reflect an effective tax rate of 40% on historical net income and the pro forma adjustments, assuming the Reorganization had occurred effective January 1, 1998.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH

HISTORICAL AS ADJUSTED YEAR ENDED DECEMBER 31, 1998

Continuing Operations

      Revenues. Revenues increased 7.7% to $3.862 billion for the year ended December 31, 1999 when compared to the corresponding period in 1998, primarily due to the 5.2% increase in revenues for the Company’s owned, leased and consolidated joint venture hotels to $3.391 billion for the year ended December 31, 1999 when compared to the corresponding period of 1998. The increase resulted primarily from the 5.5% increase in revenues at the Company’s Same-Store Hotels to $2.826 billion for the year ended December 31, 1999 when compared to $2.679 billion in the same period of 1998. The increase also resulted from the acquisition, in July 1999, of the Westin hotel in Maui, Hawaii (the Company previously had a 95% non-controlling interest in this property), the opening of the 423-room W hotel in San Francisco, California in May 1999 and the 426-room W hotel in Seattle, Washington in September 1999 and the reopening of the W hotel in New York, New York in December 1998, which was partially closed during most of 1998 due to significant renovation and conversion from the former Doral Inn. The increase in revenues for the year ended December 31, 1999 was offset, in part, by a $39 million decrease in revenues as a result of the sale of nine hotels in May 1998 and the sales of The Westin Central Park South in New York, New York in July 1999 and the Ritz Carlton in Kansas City, Missouri in November 1999. The increase in revenues at the Same-Store Hotels resulted from an increase in REVPAR at these hotels of 4.3% to $106 for the year ended December 31, 1999 when compared to the same period of 1998. The increase in REVPAR at these hotels was attributed to an increase in ADR of 3.1% to $150 for the year ended December 31, 1999 when compared to the corresponding 1998 period. Occupancy for Same-Store Hotels rose to 70.7% from 69.9% in the year ended December 31, 1999 when compared to the same period in 1998. REVPAR at Same-Store Hotels in North America increased 4.9% for the year ended December 31, 1999 when compared to the same period of 1998. REVPAR at the Company’s international owned, leased and consolidated joint venture hotels increased 3.0% for the year ended December 31, 1999 when compared to the same period of 1998.

      Management and franchise fees earned by Starwood increased 22.8% to $285 million for the year ended December 31, 1999 when compared to $232 million in the corresponding period of 1998. The increase resulted from the addition of hotels to the Company’s management and franchise system, the stronger performance at the Company’s existing managed and franchised hotels, and fees earned as a result of the early termination of certain management contracts. The Company added 112 hotels to the management and franchise system during the year ended December 31, 1999, offset by 25 hotels deleted from the system during the same period.

      Other revenues, which include the revenues from unconsolidated joint ventures, the sale of VOIs, fees earned on the operation of vacation ownership resorts and gains realized from the financing of timeshare receivables, increased to $186 million for the year ended December 31, 1999 from $130 million in the same period of 1998. The increase was primarily due to the acquisition of Vistana on October 1, 1999. VOI sales in the fourth quarter of 1999 increased 4.9% when compared to VOI sales reported by Vistana in the same period of 1998.

      Costs and Expenses. Costs and expenses for the Company’s owned, leased and consolidated joint venture hotels increased 4.9% to $2.313 billion for the year ended December 31, 1999 when compared to $2.206 billion in the corresponding period of 1998. The increase in costs and expenses is due primarily to the reopening of hotels in late 1998 that were not operating at full capacity during most of 1998 because they were under renovation as well as the addition of the Westin hotel in Maui, Hawaii and the opening of the W hotels in San Francisco, California and Seattle, Washington discussed above. EBITDA margins at Same-Store Hotels increased to 32.7% for the year ended December 31, 1999 from 31.7% in 1998.

      Selling, general and administrative expenses were $173 million and $221 million for the years ended December 31, 1999 and 1998, respectively. The decrease was primarily due to the inclusion, in the 1998 period, of a $30 million charge primarily related to the vesting of certain restricted stock granted in 1998 to the former President and Chief Operating Officer of the Company. The decrease was also due to savings associated with the ITT Merger and Westin Merger that resulted in the ITT World Headquarters closure in New York, New York and a significant downsizing at the Westin office in Seattle, Washington and the Sheraton office in Boston, Massachusetts, partially offset by the increase in corporate employees at the Company’s new headquarters in White Plains, New York.

      EBITDA. EBITDA at the Company’s owned, leased and consolidated joint venture hotels rose approximately 6.4% to $1.078 billion for the year ended December 31, 1999 when compared to the same period in 1998. This increase is due, in part, to the addition of the Westin hotel in Maui, Hawaii and the W hotels in San Francisco, California and Seattle, Washington and the reopening of the W hotel in New York, New York discussed previously, offset by an approximate $13 million reduction in EBITDA as a result of the sale of nine hotels in May 1998 and The Westin Central Park South in New York, New York in July 1999 and the Ritz Carlton in Kansas City, Missouri in November 1999. EBITDA for the Company’s Same-Store Hotels increased to $924 million for the year ended December 31, 1999 from $849 million for the year ended December 31, 1998. The EBITDA improvement at the Same-Store Hotels was due primarily to the increase in ADR discussed previously.

      Depreciation and Amortization. Depreciation and amortization expense increased to $476 million in the year ended December 31, 1999 compared to $442 million in the corresponding period of 1998. The increase in depreciation expense for the year ended December 31, 1999 was primarily attributed to the addition of the Westin hotel in Maui, Hawaii and the opening of the W hotels in San Francisco, California and Seattle, Washington, offset by a reduction in depreciation expense as a result of the sale of nine hotels in May 1998 and two hotels in 1999. The increase in depreciation expense for the year ended December 31, 1999 was also attributed to the completion, in December 1998, of a significant renovation of the W hotel in New York, New York.

      Net Interest Expense. Interest expense for the years ended December 31, 1999 and 1998, which is net of interest income of $23 million and $26 million, respectively, and discontinued operations allocations of $163 million and $175 million, respectively, was $493 million and $472 million, respectively. The increase relates primarily to the debt incurred to finance the ITT Merger and Westin Merger and the repurchase of Shares and capital expenditures, offset by the reduction in debt with approximately $6.8 billion in proceeds from dispositions of non-core assets since February 1998. In addition, 1998 interest expense included a $40 million non-recurring charge associated with the settlement of certain forward interest rate swap agreements.

Discontinued Operations

      Results for the Company’s gaming operations and former investments in WD and Educational Services are included in discontinued operations in the years ended December 31, 1999 and 1998. Net loss from discontinued operations was $0 and $80 million for the years ended December 31, 1999 and 1998, respectively. These results include the allocation of pretax corporate interest expense of $163 million and $175 million in the years ended December 31, 1999 and 1998, respectively.

      The after-tax loss on the disposition of discontinued operations for the year ended December 31, 1999 was $71 million and includes, on an after-tax basis, a $173 million gain on the sale of the Company’s remaining interest in Educational Services, offset by a $183 million loss on the sale of Caesars and an estimated $61 million loss on the planned disposition of the Desert Inn. After-tax gains of $1.162 billion were recognized in the year ended December 31, 1998 in connection with the majority sale of Educational Services and the disposition of WD.

      Revenues from discontinued gaming operations increased 11.9% to $1.541 billion for the year ended December 31, 1999 when compared to the corresponding period of 1998. Costs and expenses from discontinued gaming operations for the year ended December 31, 1999 increased 3.0% to $1.191 billion when compared to the same period of 1998. Costs and expenses in 1998 include a third quarter restructuring charge of $55 million relating to a write-down of certain receivables and an investment in a shared services center established by ITT. The increase in revenues and costs and expenses resulted primarily from the opening of Caesars Indiana in November 1998. The results of the discontinued gaming operations from April 1, 1999 (date of announcement of the formal plan to dispose of gaming operations) through December 31, 1999 are included in the net loss on the disposition of discontinued operations for the year ended December 31, 1999 as noted previously.

      EBITDA from discontinued gaming operations for the year ended December 31, 1999 was $350 million compared to $276 million in the corresponding period of 1998. EBITDA excludes the third quarter 1998 restructuring charge of $55 million discussed above. The increase in gaming EBITDA resulted from improved performance at Caesars Atlantic City and the opening of Caesars Indiana.

PRO FORMA YEAR ENDED DECEMBER 31, 1999 COMPARED WITH

PRO FORMA YEAR ENDED DECEMBER 31, 1998

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

Continuing Operations

      Costs and Expenses. Selling, general and administrative expenses decreased to $166 million from $179 million for the year ended December 31, 1999 and 1998, respectively. The decrease was primarily due to the inclusion, in the 1998 period, of a $30 million charge primarily related to the vesting of certain restricted stock granted earlier in 1998 to the former President and Chief Operating Officer of the Company. Excluding this $30 million charge, selling, general and administrative expenses increased approximately $17 million primarily due to the increase in corporate employees at the Company’s new headquarters in White Plains, New York. The Company increased its corporate staff in White Plains primarily during the latter part of 1998 despite closing down the ITT World Headquarters in New York, New York and significantly downsizing the Westin corporate office in Seattle, Washington and the Sheraton corporate office in Boston, Massachusetts during the early part of 1998.

      Net Interest Expense. Interest expense for the years ended December 31, 1999 and 1998, which is net of interest income of $23 million and $26 million, respectively, and discontinued operations allocations of $294 million and $281 million in 1999 and 1998, respectively, increased to $362 million in 1999 from $357 million in 1998. This increase primarily relates to the increase in the average debt balance due to capital expenditures and the repurchase of approximately $451 million of Shares since the middle of the second quarter of 1998 in connection with the Company’s Share repurchase program, partially offset by the inclusion, in the third quarter of 1998, of a $40 million non-recurring charge associated with the settlement of certain interest rate swap agreements.

HISTORICAL AS ADJUSTED YEAR ENDED DECEMBER 31, 1998

COMPARED WITH YEAR ENDED DECEMBER 31, 1997

      Because the ITT Merger was accounted for using reverse purchase accounting, the historical statement of income for the year ended December 31, 1998 includes the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through December 31, 1998 and the accounts of ITT for the twelve months ended December 31, 1998. The historical statement of operations for the year ended December 1997 includes the results of ITT only. This Management’s Discussion and Analysis focuses on the comparison of Historical As Adjusted information for the year ended December 31, 1998 with the historical information for the year ended December 31, 1997.

Continuing Operations

      Revenues. Revenues increased to $3.586 billion for the year ended December 31, 1998 when compared to $1.762 billion in the corresponding period in 1997. The increase in revenues was primarily due to the increase in revenues for the Company’s owned, leased and consolidated joint venture hotels to $3.224 billion for the year ended December 31, 1998 when compared to $1.550 billion in the corresponding period of 1997. Since the ITT Merger is accounted for as a reverse purchase and the reflected historical amounts accordingly are those of ITT, the increase in hotel revenue was due primarily to the inclusion of the results of approximately 120 hotels owned by Starwood (including Westin) as of the date of the ITT Merger, including hotels acquired as a result of the Westin Merger.

      Management and franchise fees earned by Starwood increased 33.3% to $232 million for the year ended December 31, 1998 when compared to $174 million in the corresponding period of 1997. The increase resulted primarily from the reverse purchase accounting treatment and the inclusion of approximately 50 hotels managed by Starwood and Westin and approximately 30 hotels franchised by Westin in the 1998 results as a result of the ITT Merger and Westin Merger.

      Other revenues were $130 million for the year ended December 31, 1998 versus $38 million in the same period of 1997. The increase was due primarily to the reverse purchase accounting treatment and the inclusion of investments in unconsolidated joint venture hotels owned by Starwood and Westin in the 1998 results as a result of the ITT Merger and Westin Merger.

      Costs and Expenses. Costs and expenses for the Company’s owned, leased and consolidated joint venture hotels increased to $2.206 billion for the year ended December 31, 1998 when compared to $1.116 billion in the corresponding period of 1997. The increase was due primarily to the reverse purchase accounting treatment and the inclusion of the results of approximately 120 hotels owned, leased or consolidated by Starwood (including Westin) in the 1998 results.

      Selling, general and administrative expenses were $221 million and $137 million for the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to the reverse purchase accounting treatment, the inclusion of Starwood and Westin in the 1998 results and the increase in corporate employees at the Company’s new headquarters in White Plains, New York, offset by the savings associated with the ITT Merger and Westin Merger that resulted in the ITT World Headquarters closure in New York, New York and a significant downsizing at the Westin office in Seattle, Washington and the Sheraton office in Boston, Massachusetts.

      Depreciation and Amortization. Depreciation and amortization expense increased to $442 million in the year ended December 31, 1998 compared to $199 million in the corresponding period of 1997. The increase was primarily due to the reverse purchase accounting treatment and the inclusion of approximately 120 hotels owned by Starwood (including Westin) prior to the ITT Merger, the amortization of goodwill related to the ITT Merger and the commencement of depreciation on certain newly completed hotel projects.

      Net Interest Expense. Interest expense for the years ended December 31, 1998 and 1997, which is net of interest income of $26 million and $17 million, respectively, and discontinued operations allocations of $175 million and $210 million, respectively, was $472 million and $16 million, respectively. The increase relates primarily to the $4 billion of debt incurred to finance the ITT Merger and Westin Merger.

Discontinued Operations

      Results for the Company’s gaming operations and former investments in WD and Educational Services are included in discontinued operations in the years ended December 31, 1998 and 1997. Net loss from discontinued operations was $80 million and $12 million for the years ended December 31, 1998 and 1997, respectively. These results include the allocation of pretax corporate interest expense of $175 million and $210 million in the years ended December 31, 1998 and 1997, respectively.

      After-tax gains of $1.162 billion were recognized in the year ended December 31, 1998 in connection with the sale of Educational Services and the disposition of WD.

      Revenues from discontinued gaming operations increased 13.6% to $1.377 billion for the year ended December 31, 1998 when compared to the corresponding period of 1997. Costs and expenses from discontinued gaming operations for the year ended December 31, 1998 increased 17.8% to $1.156 billion when compared to the same period of 1997. Costs and expenses include a third quarter 1998 restructuring charge of $55 million relating to a write-down of certain receivables and an investment in a shared services center established by ITT. The increase in revenues and costs and expenses resulted primarily from additional rooms and gaming capacity at Caesars Palace and Caesars Atlantic City.

      EBITDA from discontinued gaming operations for the year ended December 31, 1998 was $276 million (excluding the third quarter 1998 restructuring charge of $55 million discussed above) compared to $225 million in the corresponding period of 1997. The increase in gaming EBITDA resulted from additional rooms and gaming capacity at Caesars Palace and Caesars Atlantic City.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

      Starwood incurs capital expenditures for upgrading and ongoing maintenance of acquired and existing hotels to the Company’s standards. During the year ended December 31, 1999, the Company spent approximately $521 million on improving and upgrading its owned hotel properties.

Cash Flow from Operating Activities

      Cash flow from operating activities is the principal source of cash to be used to fund the Company’s operating expenses, interest expense, capital expenditures and distribution payments by the Trust. Starwood anticipates that cash flow provided by operating activities will be sufficient to service short-and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including distributions to shareholders by the Trust. During each of the quarters of 1999, the Trust paid a distribution of $0.15 per Share. The Company’s annual dividend was increased 15% in 2000 to an annual rate of $0.69 per Share.

Cash Flow from Investing and Financing Activities

      In addition to cash flow from operating activities, Starwood intends to finance the acquisition of additional hotel properties, investments, hotel renovations and capital improvements and provide for general corporate purposes through the Company’s credit facilities described below, through dispositions of certain non-core assets and, when market conditions warrant, through the issuance of additional equity or debt securities. Since February 1998 through the date of this filing, Starwood has completed over $6.8 billion of asset sales and dispositions, the proceeds of which were used primarily to reduce existing debt.

      As a result of the Reorganization, Starwood will pay significantly more in federal income taxes and, due to lower distribution requirements, will have the ability to retain significantly more earnings than was previously the case. Starwood anticipates that its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund both capital expenditures and acquisitions.

      Loans and Credit Facilities. On February 23, 1998, Starwood obtained two credit facilities ($5.6 billion in total) with Lehman Brothers, Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company’s existing indebtedness and to provide funds for general corporate purposes. The Senior Credit Facility and the Senior Secured Notes Facility comprise Starwood’s primary remaining credit facilities. On December 30, 1999, Starwood completed the sale of Caesars and repaid $2.5 billion of the Senior Secured Notes Facility and paid down approximately $500 million under the Revolving Credit Facility.

      In September 1998, the Company entered into a $1 billion, five-year term borrowing facility (“Tranche II”). In January 1999, the Company completed a $542 million long-term financing (the “Mortgage Loan”), secured by mortgages on a portfolio of 11 hotels. The Mortgage Loan is due in February 2009 and the proceeds from the Mortgage Loan were used to pay down the one-year term loan under the Senior Credit Facility.

      Following is a summary of the Company’s debt portfolio as of December 31, 1999:

		Amount
		Outstanding at		Interest Rate at
	Amount of	December 31,		December 31,	Average
	Facility	1999	Interest Terms	1999	Maturity

	(Dollars in millions)

Floating Rate Debt

Senior Credit Facility:

Five-Year Term Loan	$1,000	$1,000	LIBOR+1.00%	6.82%	3.2 years

Revolving Credit Facility	1,100	336	LIBOR+1.00%	6.82%	3.2 years

Senior Secured Notes Facility:

Tranche II Loans	1,000	1,000	LIBOR+2.75%	8.57%	3.0 years

Mortgages and other		534	Various	7.21%	5.2 years

Long-term interest rate swaps(a)		(1,021)		6.82%	—

Total/average		$1,849		7.87%	3.4 years

Fixed Rate Debt

ITT public debt		$1,995		6.79%	7.6 years

Mortgages and other		931		7.29%	10.7 years

Long-term interest rate swaps(a)		1,021		7.01%	—

Total/average		$3,947		6.96%	8.6 years

Total Debt

Total debt and average terms		$5,796		7.26%	6.1 years

(a)	Excludes $2.2 billion of interest rate swaps with original maturities of less than one year (see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Joint Annual Report).

     Starwood has a substantial amount of indebtedness and a working capital deficiency of $1.1 billion at December 31, 1999. Starwood has no significant debt maturing until November 2000, at which time $700 million of the ITT public debt is due. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Senior Credit Facility (approximately $816 million at December 31, 1999) and capacity with additional borrowings, will be adequate to meet the Company’s anticipated requirements for working capital, capital expenditures, marketing and advertising expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future, including at least the next three years. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest on or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and leisure industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control. There can be no assurance that sufficient funds will be available to enable Starwood to service its indebtedness or to make necessary capital expenditures, marketing and advertising expenditures and program and other discretionary investments.

Stock Sales and Repurchases

      At December 31, 1999, Starwood had approximately 189 million Shares, 9.9 million LP Units and 3.7 exchangeable preferred shares outstanding.

      In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, Starwood has repurchased 13.3 million Shares (including 500,000 Shares of equity put option contracts) in the open market for an aggregate cost of $451 million. Additionally, the Company repurchased 6.8 million Shares for an aggregate cost of $385 million as settlement of the forward equity transactions (see Note 17 in the notes to financial statements).

      During 1999, the Trust consented to the exchange of approximately 320,000 shares of Class B EPS into an equal number of shares of Class A EPS. Additionally, the Trust consented to the exchange of approximately 1.0 million shares of Class A EPS for an equal number of Shares.

OTHER MATTERS

Year 2000

      The Company did not experience any significant malfunctions or errors in its computer systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. The Company is not aware of any significant Year 2000 issues or problems that may have arisen for its significant customers and suppliers. Although Year 2000 problems may not become evident until long after January 1, 2000, based on the Company’s Year 2000 readiness process and experience at the end of 1999 and in early 2000, the Company does not expect significant Year 2000-related business disruptions in the future.

      The Company expended approximately $15 million through December 31, 1999 on its Year 2000 readiness efforts. These efforts included review, evaluation, assessment and remediation efforts for the central facilities and owned hotel properties.

European Union Currency Conversions

      On January 1, 1999, the Participating Countries established fixed conversion rates between their existing sovereign currencies and the Euro. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in substantially all of the Participating Countries. The effect on the Company of the adoption of the Euro by the Participating Countries in which it operates is currently uncertain. However, it is possible that the Euro adoption will result in increased competition within the European market. In addition, a number of the

Company’s information systems are not currently Euro compliant. The Company is currently evaluating and updating its information systems to make them Euro compliant; however, there is no assurance that the Company or third-party vendors of applications used by the Company will successfully bring all of its systems into compliance. Failure of the Company to do so could result in disruptions in the processing of transactions in Euros or computed by reference to the Euro.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

      The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

      Interest rate swap agreements are the primary instruments used to manage interest rate fluctuation affecting the Company’s variable rate debt. The Company currently has six outstanding long-term interest rate swap agreements under which the Company pays a fixed interest rate and receives variable interest rates. At year-end, the Company had an additional nine short-term swap agreements ($2.2 billion) in place to protect against potential high LIBOR rates due to Year 2000 concerns. All of the short-term Year 2000 swaps have since expired. The following table sets forth the scheduled maturities and the total fair value of the Company’s debt portfolio:

								Total Fair
	At December 31,						Total at	Value at
							December 31,	December 31,
	2000	2001	2002	2003	2004	Thereafter	1999	1999

Liabilities

Fixed rate (in millions)	$741	$79	$42	$285	$38	$1,741	$2,926	$2,744

Average interest rate							6.96%

Floating rate (in millions)	$247	$233	$268	$2,000	$3	$119	$2,870	$2,870

Average interest rate							7.51%

Interest Rate Swaps

Long-term variable to fixed (in millions)			$1,021				$1,021

Average pay rate							6.01%

Average receive rate							LIBOR

      Foreign currency forward transactions are used by the Company to hedge exposure to foreign currency exchange rate fluctuations. As of December 31, 1999, the British Pound and French Franc were the principal currencies hedged by the Company. Changes in the value of forward foreign exchange contracts designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as changes in the underlying assets and liabilities. At December 31, 1999, the notional amount of the Company’s open forward foreign exchange contracts protecting the value of the Company’s foreign currency denominated assets and liabilities was approximately $46 million. These three-month contracts matured in February 2000. A hypothetical 10% change in currency exchange rates would result in an increase or decrease of approximately $5 million to the fair value of the forward foreign exchange contracts at December 31, 1999, which would be offset by an opposite effect on the related hedged positions.

      The Company enters into a derivative financial arrangement only to the extent it meets the objectives described above, and the Company does not engage in such transactions for speculative purposes.

      See Notes 16 and 19 in the notes to financial statements filed as part of this Joint Annual Report and incorporated herein by reference for further description of derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data.

      The financial statements and supplementary data required by this Item are included in Item 14 of this Joint Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.  Directors, Trustees and Executive Officers of the Registrants.

      The Board of Directors of the Corporation and the Board of Trustees of the Trust (together, the “Board”) currently comprise members, each of whom is elected for a three-year term. The following table sets forth, for each of the members of the Board as of the date of this Joint Annual Report, the class to which such Director or Trustee has been elected and certain other information regarding such Director or Trustee.

Directors and Trustees Whose Terms Expire at the 2002 Annual Meeting

Name (Age)	Principal Occupation and Business Experience	Service Period

Bruce W. Duncan (48)	Chairman, President and Chief Executive Officer of The Cadillac Fairview Corporation Limited, a real estate operating company since December 1995. From October 1994 to December 1995, Mr. Duncan was President of Blakely Capital, Inc., a private firm focusing on investments in real estate and telecommunications. From January 1992 to October 1994, Mr. Duncan was President and Co-Chief Executive Officer of JMB Institutional Realty Corporation providing advice and management for investments in real estate by tax-exempt investors and from 1978 to 1992, he worked for JMB Realty Corporation where he served as Executive Vice President and a member of the Board of Directors. Mr. Duncan is a trustee of Amresco Capital Trust and Kenyon College, is a member of the Board of Directors of The Cadillac Fairview Corporation Limited, NAREIT and the Canadian Institute of Public Real Estate Companies.	Director since April 1999 Trustee since August 1995

Michael A. Leven (62)	Chairman of the Board, President and Chief Executive Officer of U.S. Franchise Systems, a hotel franchising and development company, since September 1995. From October 1990 to September 1995, Mr. Leven was President and Chief Operating Officer of Holiday Inn Worldwide, a hotel operating company. Mr. Leven is a director of U.S. Franchise Systems and Servico, Inc. Mr. Leven is also a member of the Board of Governors and the Chairman of the BioMedical Services Board of the American Red Cross.	Director since August 1995 Trustee since April 1999

Stephen R. Quazzo (40)	Managing Director, Chief Executive Officer and co-founder of Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a	Director since April 1999 Trustee since August 1995

Name (Age)	Principal Occupation and Business Experience	Service Period

subsidiary of Equity Group Investments, Inc., a Chicago-based holding company controlled by Samuel Zell. Mr. Quazzo is an advisory board member of City Year Chicago.

Daniel H. Stern (39)	President of Reservoir Capital Group, L.L.C., a New York-based investment management firm, since July 1997. Mr. Stern was a Trustee of the Trust from August 1995 to November 1997. From December 1992 to July 1997, Mr. Stern was President of Ziff Brothers Investments, L.L.C., a diversified investment management firm. Mr. Stern is also a Trustee of the Big Apple Circus and the Lincoln Center Film Society.	Director since November 1997 Trustee from August 1995 to November 1997; since April 1999

Raymond S. Troubh (73)	Financial consultant and a former Governor of the American Stock Exchange. He was also a general partner of Lazard Frères & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., Diamond Offshore Drilling, Inc., Foundation Health Systems, Inc., General American Investors Company, Olsten Corporation, Triarc Companies, Inc. and WHX Corporation and is a Trustee of MicroCap Liquidating Trust and Petrie Stores Liquidating Trust.	Director since April 1999 Trustee since April 1998

Directors and Trustees Whose Terms Expire at the 2001 Annual Meeting

Madison F. Grose (46)	Managing Director or Senior Managing Director and General Counsel or Co-General Counsel of Starwood Capital (and its predecessor entities) since July 1992. From November 1983 through June 1992, he was a Partner in the law firm of Pircher, Nichols & Meeks. Mr. Grose is also a trustee of Starwood Financial Inc., a specialized real estate finance company organized as a REIT, and an executive officer of Starwood Capital.	Director since April 1999 Trustee since December 1994

Eric Hippeau (48)	Chairman and Chief Executive Officer of Ziff-Davis Inc. since 1993. Mr. Hippeau joined Ziff-Davis Inc. in 1989 as Publisher of PC Magazine, was named Executive Vice President in 1990 and President and Chief Operating Officer in February 1991. Prior to joining Ziff-Davis Inc., Mr. Hippeau held a number of positions with International Data Group (“IDG”), including Vice President of Computer Publications in Latin America and Publisher of IDG’s InfoWorld magazine. Mr. Hippeau is a Director of Ziff-Davis, Inc., Global Crossing Ltd., and Yahoo! Inc.	Director since April 1999 Trustee since April 1999

Earle F. Jones (73)	Chairman of the Board of Directors of the Corporation from February 1989 to September 1997. He has been Co-Chairman since 1988 of Mississippi Management, Inc., d/b/a MMI hotel group a hotel company, and is the Co-Chairman of MMI Dining Systems. From 1967 to 1968, Mr. Jones was President of the International Association of Holiday Inns and served two terms as a director. Mr. Jones is a member of the board of trustees	Director since September 1985 Trustee since April 1999

Name (Age)	Principal Occupation and Business Experience	Service Period

for each of the Jackson Municipal Airport Authority, Greater Jackson Foundation, Millsaps College and Jackson 2000, and is Co-Chairman of the Mississippi Olympic Committee. Mr. Jones is also President of MM Louisiana Inc. (a wholly owned subsidiary of Mississippi Management, Inc.), Inn of Lake City, Inc., Seas, Inc., Orlando Plaza Hotel Corp. and Cabot Lodge, Inc. He is a general partner of Gainesville Cabot Lodge, Ltd., Jackson North Cabot Lodge Ltd. and Hattiesburg Cabot Lodge, Ltd. Mr. Jones is a general partner of Orlando Plaza Suite Hotel, Ltd-A, which filed a petition under Chapter 11 of the U.S. Bankruptcy Code in May 1996. An order confirming the debtor’s plan of restructuring was issued by the court on January 27, 1997.

George J. Mitchell (66)	Special Counsel to the law firm of Verner, Liipfert, Bernhard, McPherson and Hand since January 1995. Senator Mitchell served as a United States Senator from January 1980 to January 1995, and was the Majority Leader from 1989 to 1995. Senator Mitchell serves as a director of Walt Disney Company, FedEx Corporation, Xerox Corporation, UNUM/ Provident Corp., Casella Waste Systems, Inc., Unilever N.V. and Staples, Inc. In addition, Senator Mitchell serves as President of the Economic Club of Washington. From 1995 to 1997, Senator Mitchell served as the Special Advisor to the President of the United States on economic initiatives in Ireland. At the request of the British and Irish Governments, he served as Chairman of the International Commission on Disarmament in Northern Ireland, and as Chairman of the peace negotiations in Northern Ireland.	Director since April 1999 Trustee since November 1997

Daniel W. Yih (41)	General partner of Chilmark Partners, L.P. since June 1995. Mr. Yih served as interim Chief Financial Officer of Midway Airlines (from September 1995 to December 1995), President of Merco-Savory, Inc., a manufacturer of food preparation equipment (from March 1995 to June 1995), and as a senior executive of Welbilt Corporation (from September 1993 to March 1995).	Director since August 1995 Trustee since April 1999

Directors and Trustees Whose Terms Expire at the 2000 Annual Meeting

Jean-Marc Chapus (40)	Managing Director and Portfolio Manager of Trust Company of the West and President of TCW/ Crescent Mezzanine L.L.C., a private investment fund, since March 1995. Prior to that time, Mr. Chapus was a Managing Director and Principal of Crescent Capital Corporation with primary responsibility for the firm’s private lending and private placement activities. Mr. Chapus was a Director of the Corporation from August 1995 to November 1997. Mr. Chapus is currently a member of the Board of Directors of Home Asset	Director since August 1995 Trustee since April 1999

Name (Age)	Principal Occupation and Business Experience	Service Period

Management Company, Magnequench International, Inc. and Auto Town, Inc.

Jonathan D. Eilian (32)	Senior Managing Director, Managing Director or executive officer of Starwood Capital and its predecessor entities since its formation in 1991. Prior to being a founding member of Starwood Capital, Mr. Eilian served as an Associate for JMB Realty Corporation, a real estate investment firm, and for The Palmer Group, L.P., a private investment firm specializing in corporate acquisitions. Mr. Eilian is currently a Trustee of Starwood Financial Inc., a member of the board of directors of Phase2Media, a member of the Young Presidents Organization, and is a member of the board of the Wharton Real Estate Center.	Director since August 1995 Trustee since April 1999

Barry S. Sternlicht (39)	Chairman (since September 1997) and Chief Executive Officer (since January 1999) of the Corporation. Mr. Sternlicht has served as Chairman and Chief Executive Officer of the Trust since January 1995. Mr. Sternlicht was Chief Executive Officer of Starwood Financial Inc. from September 1996 to November 1997. Mr. Sternlicht has been the Chairman of the Board of Trustees of Starwood Financial Inc. since September 1996. Mr. Sternlicht also has been the President and Chief Executive Officer of Starwood Capital and its predecessor entities since its formation in 1991. Mr. Sternlicht is a member of the Urban Land Institute and of the National Multi-Family Housing Council. Mr. Sternlicht is a member of the Board of Directors of Health Market.com, Inc., the Juvenile Diabetes Foundation International and the Council for Christian and Jewish Understanding, is a member of the Young Presidents Organization and is on the Board of Directors of Junior Achievement for Fairfield County, Connecticut, the Greenwich YMCA and the Harvard Club in New York City.	Director since December 1994 Trustee since September 1997

Executive Officers of the Registrants

      The following table includes certain information with respect to each of Starwood’s current executive officers.

Name	Age	Position(s)

Barry S. Sternlicht	39	Chairman, Chief Executive Officer and a Director of the Corporation and Chairman, Chief Executive Officer and a Trustee of the Trust

Robert F. Cotter	48	Chief Operating Officer of the Corporation

Ronald C. Brown	45	Executive Vice President and Chief Financial Officer of the Corporation and Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust

Steven R. Goldman	38	Executive Vice President, Acquisitions and Development of the Corporation and Vice President of the Trust

Thomas C. Janson, Jr.	44	Executive Vice President, General Counsel and Secretary of the Corporation and Vice President, General Counsel and Assistant Secretary of the Trust

      Barry S. Sternlicht. Mr. Sternlicht has been Chairman (since September 1997) and Chief Executive Officer (since January 1999) of the Corporation. Mr. Sternlicht has served as Chairman and Chief Executive Officer of the Trust since January 1995. Mr. Sternlicht also has been the President and Chief Executive Officer of Starwood Capital and its predecessor entities since its formation in 1991. Mr. Sternlicht is currently the Chairman of the Board of Trustees of Starwood Financial Inc.

      Robert F. Cotter. Mr. Cotter was named Chief Operating Officer of the Corporation in February 2000. Mr. Cotter was named President, International Operations, in December of 1999 after serving as President, Europe, for Starwood since March of 1998. Mr. Cotter previously served as President, Sheraton Europe Division, from June 1994 to March 1998; President, Sheraton Asia-Pacific Division, from January 1993 to June 1994; and held numerous sales and marketing positions in the United States and Asia since 1973.

      Ronald C. Brown. Mr. Brown has been Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust since January 1999 and Executive Vice President and Chief Financial Officer of the Corporation since March 1998 and was Senior Vice President and Chief Financial Officer of the Trust from July 1995 through March 1998. Prior to joining the Trust, Mr. Brown was President of Sonoran Hotel Advisors, L.L.C., a hotel REIT advisory firm, from August 1994 to July 1995. From December 1990 to August 1994, Mr. Brown held various positions with Doubletree Corporation, a hotel operating company, including Chief Financial Officer and President. From December 1990 to April 1992, Mr. Brown was Executive Vice President Chief Financial Officer for Canadian Pacific Hotels Corporation, a hotel operating company. Mr. Brown is also a Director of Phoenix Children’s Hospital.

      Steven R. Goldman. Mr. Goldman has been a Vice President of the Trust and the Executive Vice President, Acquisitions and Development, of the Corporation since January 1999 and was Executive Vice President of the Trust from March 1998 to January 1999. Mr. Goldman was Senior Vice President of the Trust from September 1996 through March 1998 and Senior Vice President of the Corporation from March 1995 to September 1996. Mr. Goldman was a Vice President of Starwood Capital, specializing in hotel acquisitions and hotel asset management from August 1993 to February 1995. From 1990 to 1993, he was Senior Development Manager of Disney Development Company, the real estate investment development and management division of Disney.

      Thomas C. Janson, Jr. Mr. Janson joined the Corporation as Executive Vice President, General Counsel and Secretary in October 1998 and became Vice President, General Counsel and Assistant Secretary of the Trust in January 1999. Prior to joining the Corporation, Mr. Janson practiced law as a partner with Skadden, Arps, Slate, Meagher & Flom LLP for more than five years.

      The executive officers of Starwood serve at the pleasure of the Board of Directors or the Board of Trustees, as applicable. There is no family relationship among any of the Directors, Trustees or executive officers of the Corporation or the Trust.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Directors, Trustees and executive officers of Starwood, and persons who own more than 10 percent of the outstanding Shares, to file with the SEC (and provide a copy to Starwood) certain reports relating to their ownership of Shares and other equity securities of Starwood.

      To Starwood’s knowledge, based solely on a review of the copies of these reports furnished to Starwood during the fiscal year ended December 31, 1999, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its Directors, Trustees, executive officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year, except that Earle F. Jones failed to timely file a Form 4 in January 2000 reporting a transfer of Shares to a charitable annuity trust in December 1999 and L. Dennis Kozlowski failed to timely file a Form 4 in October 1999 reporting a purchase of Shares in September 1999.

Item 11.  Executive Compensation.

      The information called for by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: “Summary of Cash and Certain Other Compensation,” “Executive Compensation,” “Option Grants,” “Option Exercises and Holdings,” “Compensation of Directors and Trustees,” “Employment and Compensation Agreements with Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information called for by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

      The information called for by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

      (a)  The following documents are filed as a part of this Joint Annual Report:

1.	The financial statements and financial statement schedules listed in the Index to Financial Statements and Schedules following the signature pages hereof.

           2.  Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/A dated December 18, 1997).
2.4	Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. (“Chess”) and ITT (incorporated by reference to Exhibit 2.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 13, 1997).
2.5	Agreement and Plan of Restructuring, dated as of September 16, 1998, and amended as of November 30, 1998, among the Corporation, ST Acquisition Trust (“ST Trust”) and the Trust (incorporated by reference to Annex A to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”)).
2.6	Form of Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated as of January 6, 1999 (incorporated by reference to Exhibit 1 to the Trust’s Registration Statement on Form 8-A filed on December 21, 1998 (the “Trust Form 8-A”), except that the following changes were made on January 6, 1999, upon the filing by the Trust and ST Trust of the Articles of Merger of ST Trust into the Trust (the “Articles of Merger”) with, and the acceptance thereof for record by, the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”): Section 6.14 specifies January 6, 1999 as the date of the Intercompany Agreement; Section 6.19.1 specifies January 6, 1999 as the date of the acceptance for record by the SDAT of the Articles of Merger; and the definition of “Intercompany Agreement” in Section 6.19.2 specifies January 6, 1999 as the date of the Intercompany Agreement).
3.2	Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 26, 1999 (incorporated by reference to Exhibit 3.2 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the Form 10-K/A filed May 17, 1999 (as so amended, the “1998 Form 10-K”)).
3.3	Bylaws of the Trust, as amended through November 19, 1998 (incorporated by reference to Exhibit 2 to the Trust Form 8-A).
3.4	Bylaws of the Corporation, as amended through March 15, 1999 (incorporated by reference to Exhibit 3 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K dated March 15, 1999 (the “March 15 Form 8-K”)).

Exhibit
Number	Description of Exhibit

4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT, the Corporation and the Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4	Employment Agreement, dated May 24, 1999, between the Corporation and Ronald C. Brown.(1)(2)
10.5	Employment Agreement, dated October 1, 1998, between the Corporation and Thomas C. Janson, Jr. (incorporated by reference to Exhibit 10.9 to the 1998 Form 10-K.) (1)
10.6	Indemnification Agreement, dated as of August 24, 1998, between the Corporation and Thomas C. Janson, Jr., as amended by Amendment Nos. 1 and 2 thereto (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as amended by the Form 10-Q/A filed November 30, 1998 (as so amended, the “1998 Form 10-Q3”)).
10.7	Employment Agreement, dated March 25, 1998, between the Trust and Steven R. Goldman (incorporated by reference to the Exhibit 10.11 to the 1997 Form 10-K).(1)
10.8	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement). (1)
10.9	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.10	Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the “1986 Form 10-K”)).(1)

Exhibit
Number	Description of Exhibit

10.11	Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(1)
10.12	Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K). (1)
10.13	Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K). (1)
10.14	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.7 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)). (1)
10.15	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.8 to the 1995 Form 10-K).(1)
10.16	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the “1997 Form 10-Q2”)).(1)
10.17	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q2).(1)
10.18	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K).
10.19	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.20	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.21	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.22	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.23	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.24	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.25	Exchange Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership, Operating Partnership and the Hermitage, L.P. (incorporated by reference to Exhibit 10.41 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.26	Registration Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership, Operating Partnership and the Hermitage, L.P. (incorporated by reference to Exhibit 10.42 to the 1997 Form 10-K).
10.27	Credit Agreement, dated as of September 10, 1997, between Realty Partnership and the Trust and Bankers Trust Company (“BTC”), Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (“Lehman Capital”), BankBoston, N.A., and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as amended by the Form 10-Q/A dated November 10, 1997).
10.28	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.29	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.30	Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).
10.31	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and New Remington Partners (incorporated by reference to Exhibit 10.54 to the 1997 Form 10-K).
10.32	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and Savannah Limited Partnership (incorporated by reference to Exhibit 10.56 to the 1997 Form 10-K).
10.33	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and N.Y. Overnight Partners, L.P. (incorporated by reference to Exhibit 10.58 to the 1997 Form 10-K).
10.34	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and D.C. Overnight Partners, L.P. (incorporated by reference to Exhibit 10.60 to the 1997 Form 10-K).
10.35	Credit Agreement, dated as of February 23, 1998, among the Trust, Realty Partnership, the Corporation, Chess (and ITT as its successor by merger), certain additional borrowers, various lenders, BTC and The Chase Manhattan Bank (“Chase Bank”), as Administrative Agents, and Lehman Commercial Paper Inc. (“Lehman Paper”) and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated February 23, 1998 (the “ITT Form 8-K”)).
10.36	First Amendment to the Credit Agreement, dated as of March 3, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents, and the new lenders (incorporated by reference to Exhibit 10.2 to the ITT Form 8-K).
10.37	Second Amendment to the Credit Agreement, dated as of April 30, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the “1998 Form 10-Q2”)).
10.38	Third Amendment to the Credit Agreement, dated as of June 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.3 to the 1998 Form 10-Q2).

Exhibit
Number	Description of Exhibit

10.39	Fourth Amendment to the Credit Agreement, dated as of July 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q2).
10.40	Fifth Amendment to the Credit Agreement, dated as of August 26, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-Q3).
10.41	Sixth Amendment to the Credit Agreement, dated as of December 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.50 to the 1998 Form 10-K).
10.42	Seventh Amendment to the Credit Agreement, dated as of February 1999, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.51 to the 1998 Form 10-K).
10.43	Eighth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of July 2, 1999, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as amended by the Form 10-Q/A filed November 16, 1999 (as so amended, the “1999 Form 10-Q3”)).
10.44	Ninth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of September 20, 1999, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-Q3).
10.45	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of BTC as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.46	Second Amended and Restated Senior Secured Note Agreement, dated December 30, 1999, among the Corporation, the Trust, the guarantors listed therein, the lenders listed therein, Lehman Paper, as Arranger and Administrative Agent, and Alex Brown and Chase Securities Inc., as Syndication Agents.(2)
10.47	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.48	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.49	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.50	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Capital (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.51	Aircraft Dry Lease Agreement, entered into as of February 6, 1998, between Star Flight, L.L.C. and ITT Flight Operation, Inc., as amended by First Amendment thereto, dated as of August 25, 1998 (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q3).
10.52	Form of Severance Agreement, dated December 1999, between the Corporation and each of Barry S. Sternlicht, Ronald C. Brown, Steve R. Goldman and Thomas C. Janson, Jr.(2)
10.53	Separation Agreement, dated as of February 10, 2000, by and between the Corporation and Susan R. Bolger.(2)
10.54	Separation Agreement, dated as of April 30, 1999, by and between the Corporation and Richard D. Nanula (incorporated by reference to Exhibit 10.6 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999).
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.
23.1	Consent of Arthur Andersen LLP.(2)
27.1	Financial Data Schedule for the Corporation.(2)
27.2	Financial Data Schedule for the Trust.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.

     (b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

Date: March 27, 2000

By:	/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY S. STERNLICHT Barry S. Sternlicht	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2000

/s/ RONALD C. BROWN Ronald C. Brown	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2000

/s/ JEAN-MARC CHAPUS Jean-Marc Chapus	Director	March 27, 2000

/s/ JONATHAN D. EILIAN Jonathan D. Eilian	Director	March 27, 2000

/s/ MADISON F. GROSE Madison F. Grose	Director	March 27, 2000

/s/ ERIC HIPPEAU Eric Hippeau	Director	March 27, 2000

/s/ EARLE F. JONES Earle F. Jones	Director	March 27, 2000

/s/ MICHAEL A. LEVEN Michael A. Leven	Director	March 27, 2000

/s/ GEORGE J. MITCHELL George J. Mitchell	Director	March 27, 2000

Signature	Title	Date

/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Director	March 27, 2000

/s/ DANIEL H. STERN Daniel H. Stern	Director	March 27, 2000

/s/ RAYMOND S. TROUBH Raymond S. Troubh	Director	March 27, 2000

/s/ DANIEL W. YIH Daniel W. Yih	Director	March 27, 2000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS

Date: March 27, 2000

By:	/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY S. STERNLICHT Barry S. Sternlicht	Chairman, Chief Executive Officer and Trustee (Principal Executive Officer)	March 27, 2000

/s/ RONALD C. BROWN Ronald C. Brown	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 27, 2000

/s/ JEAN-MARC CHAPUS Jean-Marc Chapus	Trustee	March 27, 2000

/s/ JONATHAN D. EILIAN Jonathan D. Eilian	Trustee	March 27, 2000

/s/ MADISON F. GROSE Madison F. Grose	Trustee	March 27, 2000

/s/ ERIC HIPPEAU Eric Hippeau	Trustee	March 27, 2000

/s/ EARLE F. JONES Earle F. Jones	Trustee	March 27, 2000

/s/ MICHAEL A. LEVEN Michael A. Leven	Trustee	March 27, 2000

/s/ GEORGE J. MITCHELL George J. Mitchell	Trustee	March 27, 2000

Signature	Title	Date

/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Trustee	March 27, 2000

/s/ DANIEL H. STERN Daniel H. Stern	Trustee	March 27, 2000

/s/ RAYMOND S. TROUBH Raymond S. Troubh	Trustee	March 27, 2000

/s/ DANIEL W. YIH Daniel W. Yih	Trustee	March 27, 2000

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts:

      We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (a Maryland corporation) and its subsidiaries (the “Company”) and Starwood Hotels & Resorts (a Maryland real estate investment trust) and its subsidiaries (the “Trust”) as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years ended December 31, 1999 of the Company and the consolidated statements of operations and cash flows for the year ended December 31, 1999 and the period from February 23, 1998 to December 31, 1998 of the Trust as set forth in the accompanying Index to Financial Statements and Schedules. These financial statements and schedules are the responsibility of the Company’s and Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and the Trust at December 31, 1999 and 1998, and the results of the Company’s operations and cash flows for each of the three years in the period ended December 31, 1999 and the Trust’s operations and cash flows for the year ended December 31, 1999 and the period from February 23, 1998 to December 31, 1998 in conformity with accounting principles generally accepted in the United States.

      As explained in the Notes to Financial Statements, effective January 1, 1997, the Company changed its method of accounting for start-up costs.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

New York, New York

February 9, 2000 (except with respect to the
matter discussed in Note 24, as to which the
date is March 2, 2000)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,

	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$436	$157

Accounts receivable, net of allowance for doubtful accounts of $62 and $55	468	484

Inventories	167	58

Prepaid expenses and other	105	75

Total current assets	1,176	774

Investments	442	379

Plant, property and equipment, net	7,777	7,877

Goodwill and intangible assets, net	2,872	2,714

Other assets	552	570

Net assets of discontinued operations	104	1,103

	$12,923	$13,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$205	$169

Accrued expenses	810	708

Short-term borrowings and current maturities of long-term debt	988	687

Accrued taxes and other	300	183

Total current liabilities	2,303	1,747

Long-term debt	4,643	5,802

Deferred income taxes	1,470	529

Other liabilities	434	458

	8,850	8,536

Minority interest	228	244

Equity put options	19	32

Class B exchangeable preferred shares of the Trust, at redemption value of $38.50	136	149

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 3,669,546 and 4,373,457 shares at December 31, 1999 and 1998, respectively	—	—

Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 189,271,522 and 175,574,135 shares at December 31, 1999 and 1998, respectively	2	2

Trust common shares of beneficial interest; $0.01 par value; authorized 1,200,000,000 shares; outstanding 175,574,135 shares at December 31, 1998	—	2

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 189,271,522 shares at December 31, 1999	2	—

Additional paid-in capital	4,785	4,571

Deferred compensation	(5)	(1)

Cumulative translation and marketable securities adjustments	(238)	(120)

Retained earnings (accumulated deficit)	(856)	2

Total stockholders’ equity	3,690	4,456

	$12,923	$13,417

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per Share data)

	Year Ended December 31,

	1999	1998	1997

Revenues

Owned, leased and consolidated joint venture hotels	$3,391	$2,983	$1,550

Management and franchise fees	285	226	174

Other	186	116	38

	3,862	3,325	1,762

Costs and Expenses

Owned, leased and consolidated joint venture hotels	2,313	2,030	1,116

Other	47	—	—

Selling, general and administrative	173	210	137

Restructuring and other special charges	3	149	640

Depreciation and amortization	476	399	199

	3,012	2,788	2,092

	850	537	(330)

Interest expense, net of interest income of $23, $26 and $17	(493)	(447)	(16)

Gain on sales of real estate and investments	191	55	432

Miscellaneous expense	(15)	—	(156)

	533	145	(70)

Income tax benefit (expense)	(1,076)	89	(154)

Minority equity in net income	(95)	(14)	(9)

Income (loss) from continuing operations	(638)	220	(233)

Discontinued operations:

Loss from operations, net of tax benefit (expense) and minority interest of $0, $31 and $(67)	—	(80)	(12)

Gain (loss) on dispositions, net of tax and minority interest of $125 and $621	(71)	1,162	—

Extraordinary item	(32)	—	(42)

Cumulative effect of accounting change	—	—	(11)

Net income (loss)	$(741)	$1,302	$(298)

Earnings Per Share — Basic

Continuing operations	$(3.41)	$1.06	$(1.85)

Discontinued operations	(0.38)	5.64	(0.09)

Extraordinary item	(0.17)	—	(0.33)

Cumulative effect of accounting change	—	—	(0.09)

Net income (loss)	$(3.96)	$6.70	$(2.36)

Earnings Per Share — Diluted

Continuing operations	$(3.41)	$1.05	$(1.85)

Discontinued operations	(0.38)	5.58	(0.09)

Extraordinary item	(0.17)	—	(0.33)

Cumulative effect of accounting change	—	—	(0.09)

Net income (loss)	$(3.96)	$6.63	$(2.36)

Weighted average number of Shares	189	192	126

Weighted average number of Shares assuming dilution	189	194	126

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,

	1999	1998	1997

Net income (loss)	$(741)	$1,302	$(298)

Other comprehensive income, net of taxes:
Foreign currency translation adjustments —

Foreign currency translation arising during the period	(128)	(18)	(133)

Reclassification adjustment for losses included in net income (loss)	1	32	—
Unrealized gains (losses) on securities, net —

Unrealized holding gains arising during the period	9	1	176

Reclassification adjustment for gains included in net income (loss)	—	—	(114)

	(118)	15	(71)

Comprehensive income (loss)	$(859)	$1,317	$(369)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Forward Equity
	Contracts	Class B EPS		Class A EPS		Shares(a)
	and Equity
	Put Options	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1996	$—	—	$—	—	$—	126	$2

Net loss	—	—	—	—	—	—	—

Stock option transactions	—	—	—	—	—	1	—

Foreign currency translation	—	—	—	—	—	—	—

Unrealized gain on securities, net	—	—	—	—	—	—	—

Balance at December 31, 1997	—	—	—	—	—	127	2

Net income	—	—	—	—	—	—	—

ITT reverse purchase	125	5	212	6	—	57	2

Cash dividend to ITT stockholders	—	—	—	—	—	—	—

Stock option and restricted stock award transactions	—	—	—	—	—	1	—

Share repurchases	—	—	—	—	—	(10)	—

Issuance of forward equity contracts	245	—	—	—	—	8	—

Settlement of forward equity contracts	(370)	—	—	—	—	(10)	—

Issuance of equity put options	32	—	—	—	—	—	—

Conversion and cancellation of Class A EPS and Class B EPS	—	(1)	(63)	(2)	—	3	—

Change in minority interest	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—

Unrealized gain on securities, net	—	—	—	—	—	—	—

Dividends declared	—	—	—	—	—	—	—

Balance at December 31, 1998	32	4	149	4	—	176	4

Net loss	—	—	—	—	—	—	—

Stock option and restricted stock award transactions	—	—	—	—	—	1	—

Issuance of equity put options	19	—	—	—	—	—	—

Settlement of equity put options	(32)	—	—	—	—	—	—

Share repurchases	—	—	—	—	—	(3)	—

Conversion and cancellation of Class A EPS and Class B EPS	—	—	(13)	—	—	5	—

Vistana acquisition	—	—	—	—	—	10	—

Foreign currency translation	—	—	—	—	—	—	—

Unrealized gain on securities, net	—	—	—	—	—	—	—

Dividends declared	—	—	—	—	—	—	—

Balance at December 31, 1999	$19	4	$136	4	$—	189	$4

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Cumulative
			Translation and	Retained
	Additional		Marketable	Earnings
	Paid-in	Deferred	Securities	(Accumulated
	Capital	Compensation	Adjustments	Deficit)

Balance at December 31, 1996	$2,895	$—	$(64)	$241

Net loss	—	—	—	(298)

Stock option transactions	39	—	—	—

Foreign currency translation	—	—	(133)	—

Unrealized gain on securities, net	—	—	62	—

Balance at December 31, 1997	2,934	—	(135)	(57)

Net income	—	—	—	1,302

ITT reverse purchase	4,022	—	—	—

Cash dividend to ITT stockholders	(2,144)	—	—	(890)

Stock option and restricted stock award transactions	32	(1)	—	—

Share repurchases	(371)	—	—	—

Issuance of forward equity contracts	—	—	—	—

Settlement of forward equity contracts	—	—	—	—

Issuance of equity put options	(30)	—	—	—

Conversion and cancellation of Class A EPS and Class B EPS	50	—	—	—

Change in minority interest	78	—	—	—

Foreign currency translation	—	—	14	—

Unrealized gain on securities, net	—	—	1	—

Dividends declared	—	—	—	(353)

Balance at December 31, 1998	4,571	(1)	(120)	2

Net loss	—	—	—	(741)

Stock option and restricted stock award transactions	12	(4)	—	—

Issuance of equity put options	(13)	—	—	—

Settlement of equity put options	17	—	—	—

Share repurchases	(64)	—	—	—

Conversion and cancellation of Class A EPS and Class B EPS	14	—	—	—

Vistana acquisition	248	—	—	—

Foreign currency translation	—	—	(127)	—

Unrealized gain on securities, net	—	—	9	—

Dividends declared	—	—	—	(117)

Balance at December 31, 1999	$4,785	$(5)	$(238)	$(856)

(a)	Represents common stock of ITT prior to the ITT Merger and the Corporation’s common stock and the Trust’s shares of beneficial interest subsequent to the ITT Merger.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,

	1999	1998	1997

Operating Activities

Net income (loss)	$(741)	$1,302	$(298)

Exclude:
Discontinued operations —

Net loss from operations	—	80	12

Net (gain) loss on dispositions	71	(1,162)	—

Extraordinary items	32	—	42

Cumulative effect of accounting change	—	—	11

Income (loss) from continuing operations	(638)	220	(233)

Adjustments to income (loss) from continuing operations:

Depreciation and amortization	476	399	199

Amortization of deferred loan costs	16	22	—

Non-cash portion of reorganization	936	—	—

Non-cash portion of restructuring and other special charges	7	85	—

Provision for doubtful accounts	9	13	6

Minority equity in net income	95	14	9

Equity income, net of dividends received	(30)	(8)	(3)

Gain on sale of real estate and investments	(191)	(55)	(432)

Changes in working capital:

Accounts receivable	21	(36)	(43)

Inventories	(17)	(4)	(6)

Accounts payable	37	(2)	10

Accrued expenses	(65)	(641)	632

Accrued and deferred income taxes	8	(50)	(130)

Other, net	(93)	86	(1)

Cash from continuing operations	571	43	8

Cash used for discontinued operations	(114)	(296)	(704)

Cash from (used for) operating activities	457	(253)	(696)

Investing Activities

Additions to plant, property and equipment	(521)	(427)	(233)

Proceeds from asset sales	3,853	2,854	1,641

Collection of notes receivable, net	78	156	217

Acquisitions, net of acquired cash	(111)	(60)	(287)

Investments	(107)	—	—

Employee benefit trust	3	143	(166)

Other, net	(23)	(326)	(40)

Cash from investing activities	3,172	2,340	1,132

Financing Activities

Short-term borrowings, net	(620)	487	(155)

Long-term debt issued	681	4,143	665

Long-term debt repaid	(3,165)	(2,785)	(965)

Settlement of forward equity contracts	(16)	(125)	—

Dividends paid	(116)	(3,357)	—

Share repurchases	(64)	(371)	—

Other, net	(35)	(48)	30

Cash used for financing activities	(3,335)	(2,056)	(425)

Exchange rate effect on cash and cash equivalents	(15)	—	(3)

Increase in cash and cash equivalents	279	31	8

Cash and cash equivalents — beginning of period	157	126	118

Cash and cash equivalents — end of period	$436	$157	$126

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$651	$445	$11

Income taxes, net of refunds	$132	$63	$227

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,

	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$1	$12

Accounts receivable, net	2	24

Receivable, Corporation	34	42

Prepaid expenses and other	5	3

Total current assets	42	81

Investments, Corporation	848	1,057

Investments	47	86

Plant, property and equipment, net	4,293	4,429

Long-term receivables, net, Corporation	1,666	2,583

Goodwill and intangible assets, net	246	258

Other assets	16	152

	$7,158	$8,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4	$6

Accrued expenses	74	68

Short-term borrowings and current maturities of long-term debt	105	1

Total current liabilities	183	75

Long-term debt	496	737

	679	812

Minority interest	32	39

Equity put options and forward equity contracts	—	23

Class B exchangeable preferred shares, at redemption value of $38.50	136	149

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 3,669,546 and 4,373,457 shares at December 31, 1999 and 1998, respectively	—	—

Trust common shares of beneficial interest; $0.01 par value; authorized 1,200,000,000 shares; outstanding 175,574,135 shares at December 31, 1998	—	2

Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at December 31, 1999	—	—

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 189,271,522 shares at December 31, 1999	2	—

Additional paid-in capital	7,612	7,557

Retained earnings (accumulated deficit)	(1,303)	64

Total stockholders’ equity	6,311	7,623

	$7,158	$8,646

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

		Period from
	Year Ended	February 23, 1998
	December 31, 1999	to December 31, 1998

Revenues

Unconsolidated joint ventures and other	$7	$10

Rent and interest, Corporation	787	590

	794	600

Costs and Expenses

Selling, general and administrative	5	22

Depreciation and amortization	178	131

	183	153

	611	447

Interest expense, net of interest income of $2 and $6	(47)	(24)

Loss on sale of real estate and investments	(137)	—

Income tax expense	(2)	(1)

Minority equity in net income	(2)	(10)

Net income	$423	$412

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

		Period from
	Year Ended	February 23, 1998
	December 31, 1999	to December 31, 1998

Operating Activities

Net income	$423	$412

Adjustments to net income:

Depreciation and amortization	178	131

Minority equity in net income	2	10

Equity income, net of dividends received	(2)	2

Loss on sale of real estate and investments	137	—

Changes in working capital:

Accounts receivable	5	(8)

Accounts payable	(2)	1

Accrued expenses	33	(17)

Other, net	(2)	72

Cash from operating activities	772	603

Investing Activities

Additions to plant, property and equipment	(271)	(177)

Proceeds from sale of real estate and investments	126	282

Acquisitions, net of acquired cash	—	(13)

Investments	(6)	—

Collections on notes receivable	56	—

Notes receivable, Corporation	60	488

Other, net	(1)	(325)

Cash (used for) from investing activities	(36)	255

Financing Activities

Short-term debt, net	—	1

Long-term debt issued	291	319

Long-term debt repaid	(428)	(546)

Settlement of forward equity contracts	—	(88)

Dividends paid	(116)	(278)

Dividends paid to Corporation	(470)	—

Share repurchases	(12)	(260)

Other, net	(12)	6

Cash used for financing activities	(747)	(846)

Increase (decrease) in cash and cash equivalents	(11)	12

Cash and cash equivalents — beginning of period	12	—

Cash and cash equivalents — end of period	$1	$12

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$36	$21

Income taxes	$2	$1

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

      The accompanying consolidated balance sheets as of December 31, 1999 and 1998 and the consolidated statements of operations, comprehensive income and cash flows for the year ended December 31, 1999 represent (i) Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and its subsidiaries, including ITT Corporation and its subsidiaries (“ITT”) and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and, together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust. Because the Company’s acquisition of ITT (the “ITT Merger”) was treated as a reverse purchase for financial accounting purposes, the statements of operations, comprehensive income, equity and cash flows for the year ended December 31, 1998 include the accounts of the Company and the Trust for the period from the closing of the ITT Merger on February 23, 1998 through December 31, 1998 and the accounts of ITT for the year ended December 31, 1998. Additionally, the statements of operations, comprehensive income, equity and cash flows for the year ended December 31, 1997 represent the results of ITT.

      The Trust was formed in 1969 and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”). In 1980, the Trust formed the Corporation and made a distribution to the Trust’s shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a “Corporation Share”) for each common share of beneficial interest, par value $0.01 per share, of the Trust (a “Trust Share”). Until January 6, 1999, the Corporation Shares and Trust Shares were paired on a one-for-one basis and, pursuant to an agreement between the Corporation and the Trust, could be held or transferred only in units (“Paired Shares”) consisting of one Corporation Share and one Trust Share.

      At December 31, 1998, the combined Corporation and Trust entity was a “paired share REIT” under the grandfathering provisions of the Code. During 1998, Congress enacted tax legislation that has the effect of eliminating this grandfathering for certain interests in real property acquired after March 26, 1998. In response to this legislation, a reorganization of the Corporation and the Trust (the “Reorganization”) was proposed by the Company and was approved by the Corporation and Trust shareholders on January 6, 1999. As a result of the Reorganization, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding shares of the new Class A shares of beneficial interest in the Trust (“Class A Shares”). Each outstanding Trust Share was converted into one share of the new non-voting Class B shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share. The Reorganization was accounted for as a reorganization of two companies under common control. As such, there was no revaluation of the assets and liabilities of the combining companies. Unless otherwise stated herein, all information with respect to Shares refers to Shares since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

      During the first quarter of 1999, the Company recorded pretax charges of $15 million for costs directly attributable to the Reorganization, such as legal, accounting and investment banking fees. As a result of the Reorganization, the Company also recorded a one-time charge of $936 million to establish a deferred tax liability relating to the difference between the book and tax basis in the assets of the Trust.

      The Company is one of the largest hotel companies in the world and the Trust is one of the largest REITs in the United States. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of more than 700 full-service hotels as well as vacation ownership resorts primarily serving two markets: luxury and upscale. The Company’s hotel operations are represented in nearly every major world market.

      The Corporation, through its subsidiaries, is the general partner of, and held, as of December 31, 1999, an aggregate 91.7% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.2% partnership interest

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of December 31, 1999. The Realty Partnership principally owns, directly or indirectly, fee, ground lease and mortgage loan interests in hotel properties. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At December 31, 1999, there were approximately 9.9 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.  Significant Accounting Policies

      Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Inventories. Inventories are comprised principally of vacation ownership interests (“VOIs”) and hotel operating supplies. VOI inventory is carried at cost, which is lower than fair value less cost to sell. Operating supplies are generally valued at the lower of cost (first-in, first-out) or market, and potential losses from obsolete and slow-moving inventories are provided for in the current period.

      Investments. Investments in partnerships and joint ventures are accounted for using the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% and the Company exercises control over the venture, the results of the partnership or joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

      Under the equity method of accounting, profits and losses are allocated in accordance with the partnership or joint venture agreements. The Company’s proportionate share of income or losses before interest expense, depreciation and amortization, and extraordinary items is included in other revenues in the accompanying consolidated statements of operations. The Company’s proportionate share of interest expense and depreciation and amortization of such ventures is included in interest expense and depreciation and amortization, respectively, in the accompanying consolidated statements of operations.

      Plant, Property and Equipment. Plant, property and equipment, including capitalized interest of $8 million, $14 million and $7 million in 1999, 1998 and 1997, respectively, applicable to major project expenditures, are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; and the lesser of the leasehold term or 40 years for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the hotel assets sold are insignificant.

      The Company evaluates the carrying value of each of the Company’s assets for impairment. For assets not held for sale, the expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of such assets. If, in management’s opinion, the fair value of the assets which have been identified for sale is less than the net book value of the assets, a loss reserve is established. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

      Long-Term Receivables. Long-term receivables consist primarily of secured loans to VOI owners, owners of managed hotels and unconsolidated joint ventures and are included in other assets in the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

accompanying consolidated balance sheets. The Company periodically sells notes receivable originated by Vistana, Inc. (“Vistana”) in connection with the sale of VOIs. For adjustable rate loans, fair value approximates carrying value due to the variable nature of the interest rates. For fixed rate loans, fair value is determined based upon discounted cash flows from the note at rates deemed reasonable for the type of note and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers to buy the underlying properties. The carrying value approximates fair value due to the interest rates being in line with market rates.

      Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. Impairment losses are charged to current earnings. Generally, cash receipts are first applied to reduce accrued and unpaid interest and then to reduce principal.

      Goodwill and Intangible Assets. Goodwill and intangible assets arose in connection with acquisitions, including the acquisition of management contracts, and are amortized using the straight-line method over 2 to 40 years. Accumulated amortization was $154 million and $85 million at December 31, 1999 and 1998, respectively. The Company continually reviews the carrying value of goodwill and intangible assets to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred.

      Derivative Financial Instruments. The Company enters into interest rate swap agreements to manage interest rate exposure. The differential to be paid or received under these agreements is accrued consistent with the terms of the agreements and is recognized in interest expense over the term of the related debt using a method that approximates the effective interest method (the accrual accounting method). The related amounts payable to or receivable from counterparties are included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

      The Company enters into foreign currency forward contracts and foreign currency swaps as a means of hedging exposure to foreign currency fluctuations. Foreign currency forward contracts and foreign currency swaps are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Changes in the value of the derivative instruments designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as the classification of the changes in the underlying assets and liabilities.

      The Company does not enter into these derivative financial instruments for speculative purposes and closely monitors the financial stability and credit standing of its counterparties. When a derivative financial instrument is deemed to no longer effectively correlate with its underlying assets or liabilities, it is the Company’s policy to mark to market these derivatives.

      Foreign Currency Translation. Balance sheet accounts are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign currency translation and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included as a separate component of stockholders’ equity in accordance with SFAS No. 52. Gains and losses from foreign currency transactions are reported currently in costs and expenses and were insignificant for all periods presented.

      Income Tax. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, including net operating loss carryforwards, and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.

      The Trust has elected to be treated as a REIT under the provisions of the Code beginning with the 1995 calendar year. As a result, the Trust will not be subject to federal income tax on its taxable income at corporate rates provided it distributes annually 100% of its taxable income to its shareholders and complies with certain other requirements.

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Year Ended December 31,

	1999			1998			1997

			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share

Income (loss) from continuing operations	$(638)			$220			$(233)

Dividends on Class A and Class B EPS	(5)			(17)			—

Basic earnings (loss)	(643)	189	$(3.41)	203	192	$1.06	(233)	126	$(1.85)

Effect of dilutive securities:

Employee stock options	—	—		—	2		—	—

Diluted earnings (loss)	$(643)	189	$(3.41)	$203	194	$1.05	$(233)	126	$(1.85)

      Earnings per Share for the year ended December 31, 1997, as previously reported by ITT, has been restated to give effect to the reverse purchase accounting for the ITT Merger and to conform to the presentation required by SFAS No. 128, Earnings Per Share.

      Employee stock options totaling approximately 1 million and 4 million Shares were not included in the computation of diluted earnings per Share for the years ended December 31, 1999 and 1997, respectively, as the effects were antidilutive. Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) of the Trust totaling approximately 8 million Shares were not included in the computation of diluted earnings per Share for the years ended December 31, 1999 and 1998 as the effects were antidilutive. Additionally, equity put options totaling approximately 1 million Shares were not included in the computation of diluted earnings per Share for the year ended December 31, 1998 as the effects were antidilutive. There were no Class A EPS, Class B EPS, equity put options or forward equity contracts outstanding in 1997.

      Revenue Recognition. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel and leisure operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including Sheraton, Westin, St. Regis, The Luxury Collection, Four Points and W.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin and Four Points brand names. Management fees are

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

generally based on a combination of a percentage of gross revenues and an incentive fee, and franchise fees are generally based on a percentage of hotel room revenues.

•	Other — Represents primarily the Company’s interest in unconsolidated joint ventures and the sale and financing of VOIs. VOI sales are included in revenue when minimum down payment requirements (at least 10%) have been met.

      Frequent Guest Program. The Company accrues for the cost of redeeming points awarded to members of the frequent guest program based on the discounted expected costs of redemption. The liability for this program was $125 million at December 31, 1999 and $89 million at December 31, 1998. At December 31, 1999 and 1998, $103 million and $74 million, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheets with the remainder included in accrued expenses.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

      Start-up Costs. Effective January 1, 1997, ITT changed its method of accounting for start-up costs on major projects to expense these costs as incurred. Prior to 1997, the Company capitalized these costs and amortized them over a three-year period. ITT’s 1997 results include a charge of $17 million before income taxes of $6 million as the cumulative effect of this accounting change.

      Impact of Recently Issued Accounting Standards. In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company’s financial statements.

Note 3.  Acquisitions

      Acquisition of Vistana. On October 1, 1999, the Company completed the acquisition of Vistana, whereby Vistana merged with and into a subsidiary of the Corporation and thereby became a wholly owned subsidiary of the Corporation. Vistana’s principal operations include the acquisition, development and operation of vacation ownership resorts; marketing and selling VOIs in the resorts; and providing financing to customers who purchase such interests. The Company accounted for the acquisition of Vistana as a purchase in accordance with Accounting Principles Board (“APB”) Opinion No. 16. As such, the carrying values of the assets acquired (including net cash of approximately $35 million) and liabilities assumed were recorded at fair market value, resulting in goodwill of approximately $244 million. The purchase price for this acquisition has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and is subject to adjustment when additional information regarding asset and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

liability valuations is finalized. The results of Vistana’s operations have been included in the accompanying financial statements since the acquisition date. The Company financed the acquisition of Vistana with cash of approximately $110 million, the assumption of approximately $280 million of debt and the issuance of approximately 10.1 million Shares.

      ITT and Westin Mergers. On January 2, 1998, Starwood acquired Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) for approximately $1.0 billion (the “Westin Merger”). On February 23, 1998, pursuant to an Amended and Restated Agreement and Plan of Merger dated as of November 12, 1997, the Company acquired ITT. The aggregate value of the ITT acquisition in cash, Shares and assumed debt was approximately $14.6 billion.

      The Company accounted for the ITT Merger as a reverse purchase in accordance with APB Opinion No. 16. Although the Company issued Shares to ITT stockholders and survived the ITT Merger, the Corporation and the Trust (inclusive of Westin) are considered the acquired companies for accounting purposes since the prior ITT stockholders held a majority of the outstanding Shares immediately after the ITT Merger was consummated. As such, the carrying value of the assets and liabilities of the Corporation and Trust (inclusive of Westin) was recorded at fair market value, resulting in goodwill and identified intangibles of approximately $2.5 billion.

      Because the ITT Merger was treated as a reverse purchase for financial accounting purposes, the statements of operations, comprehensive income and cash flows for the year ended December 31, 1998 include the accounts of the Corporation and the Trust (inclusive of Westin) for the period from the closing of the ITT Merger on February 23, 1998 through December 31, 1998 and the accounts of ITT for the entire year ending December 31, 1998. Historical stockholders’ equity of the Company prior to the ITT Merger has been retroactively restated for the equivalent number of shares received in the ITT Merger after giving effect to the difference in par value between Starwood’s and ITT’s stock. Unless otherwise indicated, all references herein to the number of Shares and per Share amounts have been restated to reflect the impact of the reverse acquisition at the conversion factor of 1.543 Shares for each ITT share acquired.

      Unaudited Pro Forma Results. The following unaudited pro forma information reflects the ITT Merger, the Westin Merger and certain asset sales as if they occurred at the beginning of each period presented and does not purport to present what actual results would have been had such transactions, in fact, occurred at the beginning of each period presented, or to project results for any future period (in millions, except per Share data):

	Year Ended December 31,

	1999	1998

Revenues	$3,862	$3,586

Income (loss) from continuing operations	$(550)	$164

Net income (loss)	$(653)	$1,246

Basic income (loss) from continuing operations per Share	$(2.94)	$0.76

Diluted income (loss) from continuing operations per Share	$(2.94)	$0.75

Note 4.  Dispositions

      In September and October of 1999, the Company sold its 52.8% stake in Lampsa, SA, a Greek company that owns the Grande Bretagne Hotel in Athens, Greece. The Company owned its interest in Lampsa, SA through its then 70.3% ownership of Ciga S.p.A. (“Ciga”). The Company received gross proceeds (before minority interest) of approximately $287 million as a result of this sale and recorded a pretax gain (before minority interest) of $276 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company disposed of four hotels, the International Golf Club and certain other assets in 1999 for approximately $167 million in net cash proceeds. The Company recognized a net pretax loss on these sales of $32 million in 1999.

      The Company disposed of eleven properties in 1998. There was no gain or loss recognized in connection with these dispositions as the fair market value of the assets approximated the net book value at the time of the disposition.

      In June 1997, ITT sold a 38.5% ownership interest in Madison Square Garden, L.P. (“MSG”) to Cablevision Systems Corporation (“Cablevision”) for approximately $500 million and recorded a pretax gain of approximately $200 million. ITT also had two put options each allowing ITT to require Cablevision or MSG to purchase one-half of ITT’s then continuing interest in MSG for $75 million. In addition, ITT contributed to MSG an ITT-owned aircraft which MSG had used for the New York Knickerbockers basketball team and the New York Rangers hockey team. In consideration of the aircraft contribution, Cablevision agreed to increase the exercise price of each of ITT’s put options by $19 million. The Company exercised one put option in April 1998 for total consideration of approximately $94 million and the remaining put option in April 1999 for total consideration of approximately $87 million, resulting in a pretax gain of $31 million and $42 million, respectively.

      During 1997, ITT sold its interest in the capital stock of Alcatel Alsthom. Total proceeds from these sales were approximately $830 million.

Note 5.  Discontinued Operations

      Gaming. On April 27, 1999, the Company and certain of its subsidiaries entered into a definitive agreement to sell its gaming operations, excluding the Desert Inn Resort & Casino in Las Vegas, Nevada (the “Desert Inn”), for cash proceeds of approximately $3.0 billion to Park Place Entertainment Corporation (“PPE”). On May 18, 1999, the Company entered into an agreement to sell the Desert Inn for cash proceeds of approximately $275 million to Sun International Hotels Limited (“Sun”). See Note 24 for the status of the Desert Inn sale. These sales constitute the disposition of Starwood’s gaming operations. On December 30, 1999, the sale of Caesars World, Inc. (“Caesars”) to PPE was completed. The Company received approximately $3.0 billion in proceeds which was used to pay off $2.5 billion of increasing rate notes and to reduce its bank revolver by approximately $500 million.

      The accompanying consolidated financial statements have been restated to reflect the results of operations and net assets of Starwood’s gaming operations as a discontinued operation. This restatement includes the allocation of long-term debt of $165 million, $2.1 billion and $1.2 billion and the related interest expense of $163 million, $161 million and $89 million, for the years ended December 31, 1999, 1998 and 1997, respectively, to the discontinued operations. These allocations were based upon the ratio of net gaming segment assets to the Company’s total capitalization. During the first quarter of 1999, the Company provided for estimated after-tax losses on the disposal of the discontinued operations of $180 million ($158 million pretax), which included anticipated operating results of approximately $50 million prior to the disposal. In the fourth quarter of 1999, the Company provided for additional losses on the sale of its gaming operations to PPE in the amount of $55 million (including tax of $9 million), primarily due to the delay in the closing of the sale, lower than estimated operating profits prior to the sale and certain adjustments to the sale price made at closing. Additionally, the Company provided for additional losses on the disposal of the Desert Inn of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

$9 million (net of a $5 million tax benefit), primarily as a result of additional anticipated operating losses prior to the sale. Summary financial information of the discontinued gaming operations is as follows (in millions):

	December 31,

	1999	1998

Balance Sheet Data

Total assets	$269	$3,751

Total liabilities	—	(368)

Debt allocated or attributed to discontinued operations	(165)	(2,316)

Net assets of discontinued operations	$104	$1,067

	Year Ended December 31,

	1999	1998	1997

Income Statement Data

Revenues	$1,541	$1,377	$1,212

Restructuring and other special charges	$—	$(55)	$(51)

Operating income	$154	$64	$62

Interest expense, including allocated interest	$(174)	$(166)	$(78)

Miscellaneous expense, net	$—	$—	$(16)

Income tax benefit (expense)	$(11)	$19	$(5)

Minority equity in net loss	$4	$11	$—

Loss from discontinued operations	$(27)	$(72)	$(37)

      ITT Educational Services, Inc. In June 1998, the Company sold approximately 13.0 million shares of ITT Educational Services, Inc. (“Educational Services”) in a public offering for net proceeds of approximately $304 million. The Company recorded a gain of $253 million before income taxes of $93 million. Subsequent to this sale, the Company was a minority holder in Educational Services and, as such, accounted for its remaining interest under the equity method by recording its proportionate share of net losses totaling $1 million for the period from June 1, 1998 to December 31, 1998. At December 31, 1998, the assets and liabilities of Educational Services are included in net assets of discontinued operations in the accompanying financial statements. Summary financial information of Educational Services is as follows (in millions):

December 31,
1998

Balance Sheet Data

Total assets	$36

Total liabilities	—

Net assets of discontinued operations	$36

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Five Months	Year Ended
	Ended	December 31,
	May 31, 1998	1997

Income Statement Data

Revenues	$114	$262

Operating income	$12	$27

Interest income	$2	$5

Miscellaneous expense, net	$—	$—

Income tax expense	$(6)	$(13)

Minority equity in net income	$(1)	$(3)

Income from discontinued operations	$7	$16

      In February 1999, the Company completed the sale of its remaining interest in Educational Services, selling 8.0 million shares of common stock of Educational Services in an underwritten public offering at a price per share of $34.00 and 1.5 million shares of common stock at $32.73 per share directly to Educational Services. Starwood received aggregate net proceeds of approximately $310 million from these transactions, which were used to repay a portion of the Company’s outstanding debt. The Company recognized a gain of $272 million, before income taxes of $99 million, on the sale.

      ITT World Directories. In February 1998, the Company disposed of ITT World Directories (“WD”), the subsidiary through which ITT conducted its telephone directories publishing business, to VNU International B.V., a leading international publishing and information company based in the Netherlands, for gross consideration of $2.1 billion. The Company recorded a gain of $1.0 billion, net of income taxes of $514 million, on the disposition. Interest expense and debt related to the disposition of WD was allocated to discontinued operations. Summary financial information of WD is as follows (in millions):

	Period from	Year Ended
	January 1, 1998 to	December 31,
	February 19, 1998	1997

Income Statement Data

Revenues	$8	$586

Operating income (loss)	$(8)	$192

Interest expense, including allocated interest	$(14)	$(130)

Miscellaneous expense, net	$—	$(7)

Income tax (expense) benefit	$7	$(25)

Minority equity in net (income) loss	$1	$(21)

Income (loss) from discontinued operations	$(14)	$9

Note 6.  Extraordinary Item

      The Company used the proceeds from the sale of Caesars to pay off $2.5 billion of increasing rate notes in December 1999. This early extinguishment of debt required exit fees of $38 million and the write-off of $10 million of deferred loan fees associated with this debt. This $48 million (pretax) charge was recorded in December 1999 as an extraordinary loss on the early extinguishment of debt.

      In August 1999, Caesars redeemed its senior subordinated notes for an aggregate payment of $152 million, recognizing an extraordinary pretax loss of $3 million.

      During 1997, ITT announced the tender offer for $546 million of debt securities of a subsidiary company. The tender offer was financed through short-term bank facilities. The tender offer resulted in ITT paying a

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

tender premium of $42 million after tax ($78 million pretax) which was recorded in 1997 as an extraordinary loss on the early retirement of debt.

Note 7.  Restructuring and Other Special Charges

      At December 31, 1999, the Company has remaining accruals related to restructuring and other special charges, described below, of $121 million, $34 million of which is included in other long-term liabilities in the accompanying consolidated 1999 balance sheet. These accruals consist of $75 million for certain litigation costs and $46 million primarily related to remaining lease commitments which expire through 2006 and certain employee benefits scheduled to be utilized in the first quarter of 2000.

      1999 Restructuring and Other Special Charges (Credits). During 1999, the Company recorded restructuring charges of $5 million (pretax) attributed to the rationalization of one of its technology centers. In addition, the Company recorded other special charges of $13 million attributed to severance benefits for the former President and Chief Operating Officer of the Corporation and $75 million attributed to an accrual for certain litigation costs primarily related to an unfavorable judgement in a matter involving the former Sheraton in Washington, D.C. (see Note 21).

      ITT Merger-Related Charges (Credits). In connection with the ITT Merger, the Company recorded restructuring and other special charges totaling $172 million (pretax) in 1998 for (i) ITT Merger-related costs and (ii) write-down of certain assets. During 1999, the Company reversed $8 million of these charges as the ITT Merger costs were less than originally anticipated.

      In addition, the Company recorded a non-recurring charge to selling, general and administrative expense of approximately $30 million in 1998 primarily associated with the vesting, during the quarter, of certain restricted stock granted earlier in the year to the new President and Chief Executive Officer of the Corporation.

      During 1997, ITT recorded the following special charges as a result of the ITT Merger: (i) conversion of the accounting for ITT’s stock option plan to variable accounting due to limited stock appreciation rights subject to exercise and related charges for tax reimbursements to employees of $404 million, and (ii) other costs including legal fees, investment banking fees and asset write-offs totaling $152 million which are included in miscellaneous expense, net, in the accompanying 1997 consolidated statement of operations.

      During 1999 and 1998, the Company reversed approximately $50 million and $23 million, respectively, in accruals related to the resolution of certain employment related contingencies.

      Other ITT Restructuring and Other Special Charges (Credits). During 1997, ITT recorded pretax charges totaling $236 million to restructure and rationalize operations at its World Headquarters and the headquarters of its field operations. Of the total pretax charge, approximately $196 million represented severance and other related employee termination costs associated with the elimination of nearly 370 positions worldwide. The balance of the restructuring charge ($40 million pretax) related primarily to asset write-offs, lease commitments and termination penalties. During 1999, the Company reversed $32 million of these charges as the costs were less than anticipated.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8.  Investments

      Investments consisted of the following (in millions):

	December 31,

	1999	1998

Equity in and advances to hotel partnerships and joint ventures	$328	$318

Investment in MSG held for sale	—	43

Other investments	114	18

	$442	$379

      Equity in earnings of unconsolidated subsidiaries accounted for on the equity basis were $32 million, $20 million and $7 million in 1999, 1998 and 1997, respectively.

      The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment. The carrying value of other investments approximates fair value based on market prices and the value of the underlying collateral.

Note 9.  Plant, Property and Equipment

      Plant, property and equipment consisted of the following (in millions):

	December 31,

	1999	1998

Land and improvements	$1,416	$1,269

Buildings and improvements	6,066	6,068

Furniture, fixtures and equipment	1,345	1,249

Construction work in process	83	190

	8,910	8,776

Less accumulated depreciation and amortization	(1,133)	(899)

	$7,777	$7,877

      In December 1999, the Company identified 14 hotels as non-core assets and classified them as held for sale. Based on the estimated net proceeds from the disposition of these hotels, the Company recorded a $95 million (pretax) charge to write down the hotels to net realizable value. The write-down is included in net gain on sale of real estate and investments in the accompanying 1999 statement of operations. Assets held for sale totaled $183 million and $20 million at December 31, 1999 and 1998, respectively, and are included in plant, property and equipment in the accompanying balance sheets.

Note 10.  Other Assets

      Other assets include long-term receivables of $317 million and $277 million at December 31, 1999 and 1998, respectively, which are net of allowance for doubtful accounts of $43 million and $31 million, respectively. These long-term receivables exclude current maturities of $48 million and $42 million, respectively, which are included in accounts receivable. Total unsecured and secured long-term receivables totaled $136 million and $272 million, respectively, as of December 31, 1999 and $149 million and $201 million, respectively, as of December 31, 1998.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.  Accrued Expenses

      Accrued expenses include accrued restructuring and other special charges of $87 million and $155 million; accrued expenses related to the gaming disposition of $100 million and $0; salaries, wages and benefits of $157 million and $123 million; frequency program and other marketing accruals of $64 million and $36 million; and accrued interest of $54 million and $48 million as of December 31, 1999 and 1998, respectively. The remaining balance of $348 million and $346 million as of December 31, 1999 and 1998, respectively, represents other accrued expenses including, but not limited to, legal costs and insurance.

Note 12.  Income Taxes

      Income tax data from continuing operations of the Company is as follows (in millions):

	1999	1998	1997

Pretax income (loss)

U.S.	$277	$35	$(206)

Foreign	256	110	136

	$533	$145	$(70)

Provision (benefit) for income tax

Current:

U.S. federal	$65	$34	$235

State and local	13	6	14

Foreign	95	43	44

	173	83	293

Deferred:

U.S. federal	718	(189)	(167)

State and local	180	—	—

Foreign	5	17	28

	903	(172)	(139)

	$1,076	$(89)	$154

      No provision was made for U.S. taxes payable on 1999 undistributed foreign earnings amounting to approximately $59 million since these amounts are permanently reinvested.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,

	1999	1998

Plant, property and equipment	$(757)	$(205)

Intangibles	(342)	—

Allowances for doubtful accounts and other reserves	121	40

Employee benefits	29	43

Deferred gain	(524)	(517)

Net operating loss and tax credit carryforwards	161	211

Deferred income	(87)	—

Transaction costs	23	18

Other	(11)	(10)

	(1,387)	(420)

Less valuation allowance	(83)	(109)

Deferred income taxes	$(1,470)	$(529)

      At December 31, 1999, the Company has net operating loss and tax credit carryforwards of approximately $396 million and $22 million, respectively, for federal income tax purposes. Substantially all operating loss carryforwards, which are expected to provide future tax benefits, expire in 2018.

      A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	1999	1998	1997

Tax provision (benefit) at U.S. statutory rate	$187	$51	$(25)

U.S. state and local income taxes	8	6	23

Exempt Trust income	(41)	(147)	—

Tax on repatriation of foreign earnings	16	(5)	21

Foreign tax rate differential	(5)	8	(7)

Non-deductible goodwill	14	19	—

Reorganization	936	—	—

Transaction costs	(58)	(21)	89

Deferred asset valuation allowance	5	—	64

Other	14	—	(11)

Provision (benefit) for income tax	$1,076	$(89)	$154

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.  Debt

      Debt and short-term borrowings consisted of the following (in millions):

	December 31,

	1999	1998

Senior Credit Facility:

One-year term loan, interest at LIBOR+1.00%, paid in full in January 1999	$—	$542

Five-year term loan, interest at LIBOR+1.00% (6.82% at December 31, 1999), maturing through 2003	1,000	1,000

Revolving credit facility, interest at LIBOR+1.00% (6.82% at December 31, 1999), maturing through 2003	336	814

Senior Secured Notes Facility:

Tranche I Loans, interest at LIBOR+3.75%, paid off in December 1999	—	2,500

Tranche II Loans, interest at LIBOR+2.75% (8.57% at December 31, 1999), maturing through 2003	1,000	1,000

ITT public debt, interest rates ranging from 6.25% to 7.75%, maturing through 2025	1,995	1,995

Mortgages and other, interest rates ranging from 4.5% to 9.2%, approximately $172 million of the December 31, 1999 balance was paid off subsequent to year-end	1,465	954

	5,796	8,805

Less indebtedness classified in discontinued operations	(165)	(2,316)

Less current maturities	(988)	(687)

Long-term debt	$4,643	$5,802

      Aggregate debt maturities for each of the years ending December 31 are as follows (in millions):

2000	$988

2001	312

2002	310

2003	2,285

2004	41

Thereafter	1,860

$5,796

      On February 23, 1998, the Company obtained two credit facilities ($5.6 billion in total) with Lehman Commercial Paper Inc., Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company’s existing indebtedness (including indebtedness outstanding under a $2.2 billion credit facility entered into in connection with the Westin Merger) and to provide funds for general corporate purposes. These facilities were comprised of a $3.1 billion senior credit facility (the “Senior Credit Facility”) and a $2.5 billion, five-year secured increasing rate notes facility (“Tranche I Loans”) which was paid off in December 1999 in connection with the sale of Caesars.

      The Senior Credit Facility has three tranches: a $1.0 billion, one-year term loan; a $1.0 billion, five-year term loan; and a $1.1 billion, five-year revolving credit facility. The Company, the Trust and certain of their respective direct and indirect subsidiaries may be designated as borrowers or co-borrowers under all or a portion of the Senior Credit Facility. The interest rate for the Senior Credit Facility was one-, two- or three-month LIBOR, at the Company’s option, plus a margin of 100 basis points at December 31, 1999. The margin is determined pursuant to a pricing “grid” with rates based on the Company’s leverage and/or senior

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

unsecured debt rating. Repayment of amounts borrowed under the Senior Credit Facility is guaranteed by the Trust, the Company and substantially all their respective significant subsidiaries (including the Partnerships) other than foreign subsidiaries and joint venture entities (the “Guarantor Subsidiaries”), to the extent such entities are not borrowers or co-borrowers, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the Guarantor Subsidiaries.

      In September 1998, the Company entered into a $1 billion, five-year term borrowing facility (“Tranche II”). Tranche II bears interest at one-, two-or three-month LIBOR plus 275 basis points at December 31, 1999. The Company is the borrower under Tranche II; the Trust and all Guarantor Subsidiaries are guarantors of Tranche II.

      In January 1999, the Company completed a $542 million long-term financing (the “Mortgage Loan”), secured by mortgages on a portfolio of 11 hotels. The Mortgage Loan bears interest at a blended rate of 6.98%. The Mortgage Loan is due in February 2009 and the proceeds from the Mortgage Loan were used to pay down the one-year term loan under the Senior Credit Facility.

      The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $816 million of available borrowing capacity under the revolving credit agreements as of December 31, 1999.

      The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, escrow account funding requirements for capital purchases and tax payments, limitations on capital expenditures and on the Company’s right to incur further debt and restrictions on transactions with affiliates and related persons. The Company was in compliance with all of the short-term borrowing and long-term debt obligation covenants at December 31, 1999.

      The weighted average interest rate for short-term borrowings was 6.47% and 5.87% at December 31, 1999 and 1998, respectively, and their fair values approximated carrying value given their short-term nature. This average is composed of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.

      For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and, if appropriate, the length to maturity for the debt. The estimated fair value of long-term debt at December 31, 1999 and 1998 was $5.6 billion and $8.7 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows using the Company’s incremental borrowing rates for similar arrangements.

Note 14.  Employee Benefit Plans

      Pension and Postretirement Benefit Plans. The Company and its subsidiaries sponsor numerous pension plans, including the ITT Corporation Salaried Retirement Plan and the ITT Sheraton Corporation Pension Plan for Hourly Employees (the “ITT Plans”) and the Westin Supplemental Executive Retirement Plan. The ITT Plans are funded, except in some countries outside the U.S. where funding is not required. The ITT Plans’ assets are comprised primarily of fixed income investments. The Westin Supplemental Executive Retirement Plan is a non-contributory, non-qualified plan that provides benefits for certain executives. The plan is unfunded apart from general assets of the Company.

      The Company also sponsors a postretirement benefit plan. The Westin retiree medical plan was merged with the ITT plan effective April 1, 1999, and was fully reflected in the December 31, 1999 obligations. The plan provides health care and life insurance benefits for certain eligible retired employees. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

prefunding can be accomplished on a tax effective basis. The Company also funds the health plan on a pay-as-you-go basis.

      Effective February 23, 1999, the defined benefits were eliminated under the ITT Plans. The Westin Hotel Company Supplemental Executive Retirement Plan was closed to future participation on October 1, 1998, and all future accruals of defined benefits were eliminated effective February 23, 1999. Curtailment accounting was done at September 30, 1998, based on beginning of year estimates for all plans except the ITT Corporation Salaried Retirement Plan, which was remeasured as of September 30, 1998.

      The postretirement medical and life plans were also frozen as of February 23, 1999, with certain protections for “grandfathered” groups. Gains and losses associated with these changes are expected to be relatively small.

      The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s pension and other benefit plans, amounts recognized in the Company’s consolidated balance sheets at December 31, 1999 and 1998, and the principal weighted average assumptions inherent in their determination (amounts are in millions):

			Foreign
	Pension Benefits		Pension Benefits		Other Benefits

	1999	1998	1999	1998	1999	1998

Change in Benefit Obligation

Benefit obligation at beginning of year	$271	$260	$80	$152	$36	$27

Service cost	3	15	1	6	—	1

Interest cost	17	18	3	5	2	2

Actuarial (gain) loss	(34)	45	(4)	4	(5)	8

Acquisitions	—	—	7	—	—	—

Divestitures	—	(1)	(30)	(72)	—	—

Curtailments	—	(64)	—	(1)	—	—

Settlements	—	—	—	(2)	—	—

Effect of foreign exchange rates	—	—	(1)	1	—	—

Special termination benefits	—	6	—	—	—	—

Benefits paid	(17)	(8)	(3)	(13)	(2)	(2)

Benefit obligation at end of year	$240	$271	$53	$80	$31	$36

Change in Plan Assets

Fair value of plan assets at beginning of year	$240	$227	$47	$152	$20	$19

Actual return on plan assets	18	12	12	4	2	1

Employer contribution	1	12	—	11	2	2

Acquisitions	—	—	8	—	—

Divestitures	—	(3)	—	(107)	—	—

Settlements	—	—	—	(2)	—	—

Effect of foreign exchange rates	—	—	(1)	2	—	—

Benefits paid	(17)	(8)	(3)	(13)	(2)	(2)

Fair value of plan assets at end of year	$242	$240	$63	$47	$22	$20

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

			Foreign
	Pension Benefits		Pension Benefits		Other Benefits

	1999	1998	1999	1998	1999	1998

Funded status	$1	$(31)	$10	$(33)	$(9)	$(16)

Unrecognized net actuarial (gain) loss	(42)	(12)	(6)	8	(6)	(1)

Unrecognized prior service cost	—	—	—	2	(1)	(2)

Unrecognized net transition obligation	—	—	—	(1)	—	—

Accrued benefit cost	$(41)	$(43)	$4	$(24)	$(16)	$(19)

Amounts recognized in the consolidated balance sheets consist of:

Prepaid benefit cost	$3	$3	$7	$6	$—	$—

Accrued benefit cost	(44)	(46)	(3)	(30)	(16)	(19)

Additional minimum liability	—	(1)	—	—	—	—

Accumulated other comprehensive income	—	1	—	—	—	—

Net amount recognized at end of year	$(41)	$(43)	$4	$(24)	$(16)	$(19)

Weighted Average Assumptions as of December 31,

Discount rate	7.25%	6.50%	6.02%	5.88%	7.25%	6.50%

Expected return on plan assets	7.00%	9.75%	7.00%	7.00%	7.00%	9.75%

Rate of compensation increase	N/A	5.00%	4.52%	3.20%	N/A	4.50%

For measurement purposes, a 6.10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.00% in 2002 and remain at that level thereafter.

				Foreign
	Pension Benefits			Pension Benefits			Other Benefits

	1999	1998	1997	1999	1998	1997	1999	1998	1997

Components of Net Periodic Benefit Cost

Service cost	$3	$15	$15	$1	$6	$11	$—	$1	$1

Interest cost	17	18	18	3	5	9	2	2	2

Expected return on plan assets	(20)	(18)	(16)	(3)	(5)	(11)	(2)	(2)	(2)

Amortization of:

Prior service cost	—	1	2	—	—	—	(1)	—	—

Actuarial (gain) loss	—	1	—	—	—	—	—	—	(1)

SFAS 87 cost/ SFAS 106 cost	—	17	19	1	6	9	(1)	1	—

SFAS 88 charges:

Special termination benefit charge (credit)	—	(1)	—	—	—	—	—	—	—

Curtailment charge (credit)	—	4	—	—	(1)	—	—	—	(3)

Settlement charge (credit)	—	—	—	—	5	(3)	—	—	1

Net periodic benefit cost	$—	$20	$19	$1	$10	$6	$(1)	$1	$(2)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

			Foreign
	Pension Benefits		Pension Benefits

	1999	1998	1999	1998

Plans with ABO exceeding assets at end of year:

ABO	$12	$15	$3	$29

PBO	$—	$—	$3	$32

Fair value of plan assets	$—	$—	$2	$—

      Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the total of service and interest cost components or on the postretirement benefit obligation.

      Defined Contribution Plans. The Company sponsors numerous 401(k) plans, which are voluntary defined contribution plans allowing participation by domestic employees that meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the plans. The plans also contain additional provisions for matching and/ or profit sharing contributions, both of which are based on a portion of a participant’s eligible compensation. The amount of expense for matching and profit sharing contributions totaled $19 million in 1999, $15 million in 1998 and $10 million in 1997.

Note 15.  Leases and Rentals

      At December 31, 1999, the Trust owned equity interests in 100 hotels, of which 90 properties were owned and 10 were held pursuant to long-term leases.

      All of the Trust’s hotels are leased to the Corporation as of December 31, 1999. The leases between the Trust and the Corporation are generally long-term and provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are “triple-net” in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. The Corporation is committed under its leases with the Trust to pay the rents payable with respect to ground leases. Total rental expense incurred by the Corporation under such leases was approximately $485 million for the year ended December 31, 1999, of which approximately $131 million related to percentage rent.

      The Corporation’s minimum future rents at December 31, 1999 payable under non-cancelable operating leases with the Trust and with others for the years ended December 31 are as follows (in millions):

	2000	2001	2002	2003	2004	Thereafter

Trust	$188	$27	$15	$10	$10	$42

Other	38	38	31	29	29	279

Total	$226	$65	$46	$39	$39	$321

      The Corporation and the hotels lease certain equipment and facilities for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2038 and generally are for a fixed amount each month. Future minimum lease payments under the non-cancelable operating leases are included in the other minimum future rents above.

      Rent expense under other non-cancelable operating leases was $41 million, $37 million and $31 million in 1999, 1998 and 1997, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Trust’s rents receivable from the Corporation relating to leased hotel properties at December 31, 1999 and 1998 was $34 million and $20 million, respectively.

      The Corporation is committed under its leases with the Trust to pay rents payable with respect to ground leases, which expire in 2004 through 2045, including renewal options. The ground leases generally provide for a minimum rent plus a percentage of gross revenues of the properties in excess of the minimum rent. Future minimum lease payments under the ground leases for the years ending December 31, 2000 through December 31, 2004 are approximately $7 million each year and $94 million in aggregate thereafter. Rent expense, inclusive of percentage rents, incurred by the Corporation, as the operator under the ground leases, was approximately $13 million in 1999.

Note 16.  Equity Put Options

      As a part of its Share repurchase program (see Note 17), the Company sold equity put options during 1998 for $1.8 million, which entitled the holder, at the expiration date, to sell one million Shares to the Company at contractually specified prices.

      During 1999, the Company repurchased 500,000 Shares for $16 million under a portion of the equity put option contracts. In the first quarter of 1999, all of the remaining equity put option contracts had expired.

      In November 1999, the Company granted an executive the option to cause the Company to purchase from the executive 566,166 Shares for a purchase price of $34.25 per Share. This option is exercisable in the fourth quarter of 2000. The Company recorded the fair market value of options granted as compensation expense.

Note 17.  Stockholders’ Equity

      Share Repurchases. In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, Starwood has repurchased 13.3 million Shares (including 500,000 Shares of equity put option contracts) in the open market for an aggregate cost of $451 million. Additionally, the Company repurchased 6.8 million Shares for an aggregate cost of $385 million as settlement of the forward equity transactions described below.

      Forward Equity Transactions. Pursuant to a Purchase Agreement dated October 10, 1997, the Company sold to UBS Limited (“UBS Ltd.”) 2.185 million Shares (“UBS Shares”) at a cash price of $57.25 per Share, and paid to Warburg Dillon Read LLC (formerly UBS Securities LLC), an affiliate of UBS Ltd., a placement fee equal to 2.5% of the gross proceeds to the Company from such sale of Shares. Concurrently therewith, the Company entered into an agreement that provided for a settlement payment to be made, in the form of Shares or cash, by the Company to an affiliate of Union Bank of Switzerland, London Branch, or by that affiliate to the Company, based on the market price of the Shares over a specified “unwind period,” as compared to a “forward price.” The Company settled its obligations under this agreement in September 1998 by repurchasing the UBS Shares for approximately $130 million in cash. As a result of this settlement, the Company has no further obligations under this agreement and Shares were reduced by approximately 2.185 million.

      On February 24, 1998, the Company sold an aggregate of 4.641 million Shares to Merrill Lynch International, NMS Services, Inc., Lehman Brothers Inc. and certain affiliates for a cash purchase price per Share of $52.798, which price reflected a 2% discount from the last reported sale price of the Shares on the date of the purchase. Concurrently with these sales, the Company entered into three separate agreements with these purchasers and/ or certain of their affiliates pursuant to which each of these purchasers or their respective affiliates agreed to sell, as directed by the Company in an underwritten fixed price offering or other

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

specified methods, a sufficient number of the Shares to achieve net sales proceeds equal to the aggregate market value of the Shares purchased in February 1998, plus a forward accretion component, minus an adjustment for dividends paid on the purchased Shares. Additional Shares were required to be delivered by the Company as security in the event the market prices of the Shares dropped below certain specified levels. In October 1998, the Company settled its obligations under these agreements by repurchasing all of the Shares issued to these purchasers for an aggregate of approximately $255 million in cash. As a result of this settlement, the Company has no further obligations under these agreements and Shares outstanding were reduced by approximately 7.379 million (4.641 million original Shares issued and 2.738 million Shares previously issued as security).

      Exchangeable Preferred Shares. During 1998, 6.3 million shares of Class A EPS and 5.5 million shares of Class B EPS were issued by the Trust in connection with the Westin Merger. Class A EPS have a par value of $0.01 per share and are convertible on a one-for-one basis (subject to certain adjustments) to Shares. Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the closing date of the Westin Merger, to require the Trust to redeem such shares at a price of $38.50. Shares of Class B EPS are convertible on a one-for-one basis (subject to certain adjustments) to Class A EPS. During 1999, the Trust consented to the conversion of approximately 320,000 shares of Class B EPS by certain stockholders into an equal number of shares of Class A EPS. Additionally, the Trust consented to the exchange of approximately 1.0 million shares of Class A EPS into an equal number of Shares. Additionally, approximately 8,900 Class B EPS were canceled in satisfaction of certain employee tax withholding liabilities which were paid by the Company. At December 31, 1999, the Trust had 150 million preferred shares authorized and 3.7 million and 3.5 million of Class A EPS and Class B EPS outstanding, respectively.

Note 18.  Stock Incentive Plans

      The Trust and the Corporation each adopted Incentive and Non-Qualified Share Option Plans in 1986 which provided for the purchase of up to an aggregate of 175,000 Shares by Trustees, Directors, officers and employees pursuant to option grants. At December 31, 1999, the Company had options outstanding to purchase approximately 3,000 Shares at exercise prices ranging from $11.00 to $14.50 per Share under these plans. Such options, which have exercise prices equal to the Shares’ fair market value on the date of grant, vest over three years.

      During 1995, the Trust and the Corporation each adopted a 1995 Share Option Plan (together, as amended, the “1995 LTIP”), which provided for the purchase of Shares by Trustees, Directors, officers, employees, consultants and advisors, pursuant to option grants.

      The 1995 LTIP provided for the grant of Shares that are subject to performance measures or restriction periods and performance awards in tandem with certain Share options to be paid in cash subject to performance measures. The 1995 LTIP also provided for the automatic annual grant of Share options, as defined, to Trustees and Directors for options to purchase 4,500 Shares and provided for the annual fee of Trustees and Directors to be paid in Shares, subject to each Trustee’s and Director’s option to receive up to half in cash and to defer receipt of such annual fee until after terminating service with the Company.

      In May 1999, the Company adopted the 1999 Long-Term Incentive Compensation Plan (“1999 LTIP”) which supersedes the 1995 LTIP and provides for the purchase of Shares by Directors, officers, employees, consultants and advisors, pursuant to option grants. Although no additional awards will be granted under the 1995 LTIP, the 1995 LTIP will continue to govern awards that have been granted and remain outstanding under the 1995 LTIP. The aggregate number of Shares subject to non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 1999 LTIP at December 31, 1999 was approximately 24.1 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      As of the date of the ITT Merger (February 23, 1998), each ITT stock option (“ITT Stock Option”) and related stock appreciation right that was outstanding immediately prior to February 23, 1998, pursuant to ITT’s stock option plans in effect on the date of the original merger agreement (November 1997), was assumed by the Company and became and represent a fully exercisable option to purchase the number of Shares (“Substitute Option”) determined by applying the conversion factor of 1.543 to the ITT Stock Options outstanding immediately prior to February 23, 1998 and to the exercise price immediately prior to February 23, 1998. As of February 23, 1998, each Substitute Option became subject to the same terms and conditions as were applicable immediately prior to that date under the related ITT Stock Option under which it was granted, including those providing for the accelerated exercisability and other special rights arising under certain circumstances. The ITT Merger triggered an accelerated exercisability event and, as such, entitled each holder to receive an amount equal to the excess of $85 over the exercise price of the related ITT Stock Option.

      The Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations; accordingly, compensation cost was not recognized for grants of stock options at market price. In November 1997, due to the election of the holder of each ITT Stock Option to receive either cash, Shares or a combination, variable accounting required an expense to be recognized for the difference between the option price and the formula market price totaling $342 million.

      Had compensation cost for grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income would have been reduced by $76 million ($0.40 per Share) and $86 million ($0.46 per Share) in 1999 and 1998, respectively. Net income would not have been affected in 1997 as a result of the application of the variable accounting, as noted above. The fair value of each option grant used in the 1999 and 1998 pro forma amounts was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: dividend yield of 2.9% and 2.6%, expected volatility of 41.9% and 47.6%, risk-free interest rates of 6.3% and 4.5% and an expected life of three years for all options.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity for the Company, including stock options granted to the gaming operation employees, as of and for the years ended December 31:

		Weighted Average
		Exercise
	Options	Price Per Share

Outstanding at December 31, 1996	11,748,061	$26.85

Granted	3,248,478	37.50

Exercised	(1,347,453)	26.71

Forfeited	(380,109)	33.01

Outstanding at December 31, 1997	13,268,977	29.29

Granted(a)	19,783,847	43.18

Exercised(b)	(12,536,071)	28.45

Forfeited	(2,393,977)	44.61

Outstanding at December 31, 1998	18,122,776	43.80

Granted	9,155,246	23.76

Exercised	(346,575)	22.46

Forfeited	(6,009,005)	50.41

Outstanding at December 31, 1999	20,922,442	$34.26

Exercisable at December 31, 1998	6,963,014	$32.51

Exercisable at December 31, 1999	10,443,940	$35.36

(a)	Represents Company options of 17,055,147 outstanding at February 23, 1998 (the ITT Merger date) and shares granted by the Company during 1998.

(b)	Represents options exercised during 1998, including the ITT Stock Options which were exercised upon the occurrence of the accelerated exercisability event (the ITT Merger).

     The following table summarizes information about outstanding stock options at December 31, 1999:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	in Years	Price/Share	Exercisable	Price/Share

$11.00 – $20.31	2,215,739	6.84	$16.37	1,792,364	$15.42
$20.62 – $23.92	3,167,492	7.09	23.12	2,213,825	23.41
$24.00 – $24.00	5,499,771	9.07	24.00	560,300	24.00
$24.25 – $42.31	3,215,615	7.74	36.41	1,849,804	34.83
$42.32 – $49.19	2,175,368	8.30	48.78	1,113,091	48.39
$50.23 – $53.94	1,055,852	6.79	52.62	682,981	52.77
$54.63 – $54.63	2,500,000	8.13	54.63	1,666,667	54.63
$54.85 – $55.81	1,092,605	8.03	54.88	564,908	54.91

	20,922,442	7.97	$34.26	10,443,940	$35.36

      During 1999, the Company granted restricted stock awards for 222,284 Shares. Total restricted stock awards outstanding as of December 31, 1999 totaled 240,284 Shares, and approximately 1,250 Shares were vested. The remaining restricted stock awards vest at varying rates over four years from the award grant date.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Compensation expense of approximately $0.6 million and $16 million was recorded during 1999 and 1998, respectively, related to restricted stock awards.

Note 19.  Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest rate fluctuations on its variable rate debt. The Company currently has six outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. Additionally, the Company had nine short-term interest rate swap agreements in place at December 31, 1999 to protect against potential high LIBOR rates due to Year 2000 concerns, all of the short-term Year 2000 swaps have since expired. The aggregate notional amount of these forward interest rate swaps was approximately $3.2 billion (including $2.2 billion with an original maturity of less than one year) and the estimated unrealized gain on these interest rate swaps was approximately $32 million at December 31, 1999. The unrealized gain represents the amount the Company would receive upon the termination of the swap agreements based on current interest rates.

      The Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. The Company currently has two forward foreign exchange contracts outstanding with a dollar equivalent of the contractual amounts of these hedges at December 31, 1999 of approximately $46 million. These contracts mature in June 2000.

      During 1998, the Company delayed a long-term debt offering due to market conditions and the Reorganization. As a result, certain of the Company’s forward interest rate swaps with a notional amount of $500 million no longer correlated with this anticipated indebtedness. In accordance with the Company’s accounting policies, these forward interest rate swaps were marked to market by the Company and, as such, the Company recognized a loss of $40 million during 1998, which is included in interest expense. These contracts were terminated by the Company in 1998.

Note 20.  Related Party Transactions

      Starwood Capital. Starwood Capital Group, L.L.C. (“Starwood Capital”) has granted to Starwood an exclusive, non-transferable, royalty-free license to use the “Starwood” name and trademarks in connection with the hotel and hospitality services business worldwide, and to use the “Starwood” name in its corporate name worldwide, in perpetuity.

      Starwood Capital and Starwood agreed that, subject to approval by the independent Trustees or Directors, as appropriate, until December 31, 1998, Starwood would reimburse Starwood Capital for its out-of-pocket expenses and internal costs (including allocation of overhead) for services provided to Starwood, other than internal costs of Starwood Capital for services of senior management of Starwood Capital. During 1998, Starwood reimbursed Starwood Capital approximately $391,000 for out-of-pocket expenses and approximately $253,000 for internal costs in accordance with this agreement. This agreement was terminated in 1998.

      In 1998, Starwood Capital’s engagement to act as financial advisor to Starwood in connection with the ITT Merger was not subject to the above reimbursement limitation. For its services as a financial advisor, Starwood Capital was paid $15.5 million in cash and 131,388 Shares were issued.

      Starwood Capital and its affiliates hold a 25% interest in a golf course management company that currently manages one golf course that is associated with a Westin hotel, and until March 1999, Starwood Capital held a 20% non-controlling equity interest in a company which operates the timeshare component of The Regina Resorts in Los Cabos, Cancun and Puerto Vallarta, Mexico. Individuals affiliated with Starwood Capital, including individuals who are Trustees of the Trust and Directors of the Corporation, and certain

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

other affiliates of Starwood Capital hold a 100% interest in the company that owns The Westin Innisbrook Resort and the Sheraton Tamarron Resort, which are both managed by the Company. The management agreement for the Westin Innisbrook Resort provides for certain advances in the form of a loan to affiliates of Starwood Capital if stipulated levels of financial performance are not maintained. The Company believes that any such payment will not be material.

      In February 1999, the Company purchased in the open market from unaffiliated third parties debt securities of an affiliated party for $23 million.

      In February 1998, a subsidiary of the Corporation leased a Gulfstream III Aircraft from an affiliate of Starwood Capital. The term of the lease is one year and automatically renews for one-year terms thereafter unless either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value (based on two competitive bids from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease) which shall be increased accordingly for additional costs incurred by the lessor plus (ii) $300 for each hour that the aircraft is in use.

      Realty Partnership and Operating Partnership. In November 1998, the Operating Partnership and other affiliates distributed certain partnership interests in Moorland Hotel LP (“Moorland”) to the Corporation in exchange for the redemption of 576,995 LP Units in the Operating Partnership held by the Corporation. Subsequently, the Corporation owned 100% of the net assets of Moorland and paid off the mortgage note payable in the amount of $37 million from Moorland to the Realty Partnership with proceeds from an intercompany loan from the Trust. The real and personal property of Moorland was then contributed to the Realty Partnership by the Corporation in exchange for 1,810,951 LP Units in the Realty Partnership to conform to the ownership structure of the Company’s other domestically owned hotels, excluding properties acquired in the ITT Merger. A three-year lease for the Moorland property, which provides for a monthly base rent of $333,000 and annual percentage rent payments, was entered into by the Trust and the Corporation.

      In December 1998, the Operating Partnership distributed its 100% interest in Midland Holding (“Midland”) to the Corporation in redemption of 3,733,630 LP Units in the Operating Partnership held by the Corporation. Subsequently, the Corporation owned 100% of the net assets of Midland and paid off the mortgage note payable in the amount of $22 million from Midland to the Realty Partnership with proceeds from an intercompany loan from the Trust. The real and personal property of Midland was then contributed to the Realty Partnership by the Corporation in exchange for 2,479,214 LP Units in the Realty Partnership to conform to the ownership structure of the Company’s other domestically owned hotels, excluding properties acquired in the ITT Merger. A three-year lease for the Midland hotel, which provides for a monthly base rent of $400,000 and annual percentage rent payments, was entered into by the Realty Partnership and the Corporation.

      Employee and Officer Loans. In connection with specific employees’ and officers’ relocation to Starwood headquarters in 1999 and 1998, Starwood made non-interest bearing loans to certain individuals. The original loan amounts totaled approximately $14 million and the amount outstanding at December 31, 1999 was approximately $12 million. These loans are due five years from the date of issuance or, generally, upon the individual’s termination.

Note 21.  Commitments and Contingencies

      Litigation. ITT Sheraton Corporation (“Sheraton”), a subsidiary of the Company, is a defendant in certain litigation relating to Sheraton’s management of a hotel. The case is titled 2660 Woodley Road Joint Venture v. ITT Sheraton Corporation, Civil Action No. 97-450-JJF (U.S.D.C., D. Del.). In December 1999, following trial, the jury returned a verdict finding that Sheraton had violated its contractual obligations to the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

hotel owner and awarded contractual damages totaling $11 million. The jury also found for plaintiff on certain common law and other claims and awarded compensatory and other damages of $2 million and punitive damages of $38 million. The jury found for Sheraton and rejected plaintiff’s additional claims that Sheraton

F-34.1

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

had violated the Racketeer Influenced and Corrupt Organizations Act, and that Sheraton had engaged in fraud. Sheraton believes that the jury’s determination against it on liability issues was erroneous as a matter of law, and that the damage awards were excessive and not supported by the evidence. Sheraton will seek to have the verdict set aside in the trial court and, if necessary, appeal to the United States Court of Appeals. There can be no assurance that Sheraton will be successful in having the verdict set aside or overturned or reduced on appeal, or that other owners of properties managed by Sheraton will not seek to assert similar claims.

      The Company is involved in various other legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Reserves have been established when the outcome is probable and can be reasonably estimated and total $75 million at December 31, 1999. While the ultimate results of claims and litigation cannot be determined, the Company does not expect that the resolution of all legal matters will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

      Environmental Matters. The Company is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations. Such laws often impose liability without regard to whether the current or previous owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although the Company has incurred and expects to incur remediation and other environmental costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on the operations or financial condition of the Company.

      Captive Insurance Company. Through its captive insurance company, which was acquired in connection with the Westin Merger, the Company provides insurance coverage for workers’ compensation and general liability claims arising at hotel properties owned or managed by the Company through policies written directly and through assumed reinsurance arrangements. Estimated insurance claims payable represent outstanding claims and those estimated to have been incurred but not reported based upon historical loss experience. Actual costs may vary from estimates based on trends of losses for filed claims and claims estimated to be incurred but not yet filed.

      Estimated insurance claims payable at December 31, 1999 was $30 million. At December 31, 1999, standby letters of credit amounting to $14 million had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the predecessor owner of Westin and Bankers Trust Company.

      Guaranteed Loans and Commitments. The Company issues guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to approximately $81 million at December 31, 1999, including guarantees involving major customers, with expected funding of zero. Additionally, the Company manages certain hotels for others under agreements that provide for payments or loans to the hotel owners if stipulated levels of financial performance are not maintained. Management believes that the likelihood is remote that material payments will be required under these agreements.

      ITT Industries. In 1995, the former ITT Corporation, renamed ITT Industries, Inc. (“ITT Industries”), distributed to its stockholders all of the outstanding shares of common stock of ITT, then a wholly owned subsidiary of ITT Industries (the “Distribution”). In connection with this Distribution, ITT, which was then named ITT Destinations, Inc., changed its name to ITT Corporation.

      For purposes of governing certain of the ongoing relationships between the Company and ITT Industries after the Distribution and spin-off of ITT and to provide for an orderly transition, the Company and ITT Industries have entered into various agreements including a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. The Company may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.  Business Segment and Geographical Information

      The Company has one operating segment, hotels and leisure. The hotels and leisure segment represents a worldwide network of owned, leased and consolidated joint venture hotels, VOIs and resorts operated primarily under the Company’s proprietary brand names including Sheraton, Westin, St. Regis, The Luxury Collection, Four Points, W and hotels and resorts generated or flagged under these brand names in exchange for management and franchise fees. Also included are earnings from the Company’s interest in unconsolidated joint ventures.

      The performance of the hotels and leisure segment is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains on the sale of real estate, investments and restructuring and other special charges. The Company does not allocate these items to the segment.

      The following table presents revenues, operating profit, assets and capital expenditures for the Company’s reportable segment (in millions):

	1999	1998	1997

Revenues	$3,862	$3,325	$1,762

Operating profit(a)(b)	$893	$734	$359

Assets:

Hotels	$12,557	$11,827	$4,136

Corporate	262	487	775

Discontinued operations	104	1,103	1,879

	$12,923	$13,417	$6,790

Capital expenditures:

Hotels	$521	$427	$233

(a)	Hotels operating profit has been reduced by the minority-owned portion of consolidated joint ventures totaling $37 million, $42 million and $19 million in 1999, 1998 and 1997, respectively.

(b)	The following costs are not allocated to Hotels in evaluating operating profit (in millions):

	1999	1998	1997

Corporate selling, general and administrative	$77	$90	$68

Restructuring and other special charges	$3	$149	$640

	Revenues			Long-Lived Assets

	1999	1998	1997	1999	1998	1997

	(In millions)

United States	$2,723	$2,207	$803	$6,319	$6,242	$1,548

Italy	335	325	302	594	655	610

All other international	804	793	657	1,306	1,359	1,256

Total	$3,862	$3,325	$1,762	$8,219	$8,256	$3,414

      With the exception of Italy, there were no other individual international countries which comprised over 10% of the total revenues and long-lived assets of the Company as of December 31, 1999, 1998 or 1997.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 23.  Quarterly Results (Unaudited)

      The following unaudited quarterly results for 1998 have been restated from amounts previously reported by the Company for the change in accounting policy related to non-owned managed hotel revenues and for the presentation of the gaming operations as discontinued operations (see Note 1).

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

	(In millions, except per Share data)

1999

Revenues	$851	$968	$956	$1,087	$3,862

Costs and expenses	$708	$695	$741	$868	$3,012

Income (loss) from continuing operations	$(925)	$142	$44	$101	$(638)

Discontinued operations	$(7)	$—	$—	$(64)	$(71)

Extraordinary item	$—	$—	$(2)	$(30)	$(32)

Net income (loss)	$(932)	$142	$42	$7	$(741)

Earnings per Share:
Basic —

Income (loss) from continuing operations	$(4.86)	$0.76	$0.23	$0.51	$(3.41)

Discontinued operations	$(0.04)	$—	$—	$(0.33)	$(0.38)

Extraordinary item	$—	$—	$(0.01)	$(0.15)	$(0.17)

Net income (loss)	$(4.90)	$0.76	$0.22	$0.03	$(3.96)
Diluted —

Income (loss) from continuing operations	$(4.86)	$0.73	$0.23	$0.50	$(3.41)

Discontinued operations	$(0.04)	$—	$—	$(0.32)	$(0.38)

Extraordinary item	$—	$—	$(0.01)	$(0.15)	$(0.17)

Net income (loss)	$(4.90)	$0.73	$0.22	$0.03	$(3.96)

1998

Revenues	$563	$947	$884	$931	$3,325

Costs and expenses	$471	$759	$902	$656	$2,788

Income (loss) from continuing operations	$42	$82	$(79)	$175	$220

Discontinued operations	$954	$154	$(2)	$(24)	$1,082

Net income (loss)	$996	$236	$(81)	$151	$1,302

Earnings per Share:
Basic —

Income (loss) from continuing operations	$0.19	$0.38	$(0.42)	$0.92	$1.06

Discontinued operations	$5.06	$0.77	$(0.01)	$(0.13)	$5.64

Net income (loss)	$5.25	$1.15	$(0.43)	$0.79	$6.70
Diluted —

Income (loss) from continuing operations	$0.19	$0.38	$(0.42)	$0.87	$1.05

Discontinued operations	$4.98	$0.72	$(0.01)	$(0.12)	$5.58

Net income (loss)	$5.17	$1.10	$(0.43)	$0.75	$6.63

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 24.  Subsequent Events

      In February 2000, the Company completed the tender offer to purchase the outstanding shares of Ciga not previously owned by Starwood. Following completion of the tender, Starwood now owns approximately 99% of the ordinary shares and approximately 86% of the savings shares. The aggregate purchase price of the incremental shares was approximately $290 million.

      In March 2000, the Company and Sun announced the termination of their agreement to sell the Desert Inn. In the event that Starwood sells the property for in excess of the purchase price originally agreed by Sun ($275 million), then Sun will share 50% of such excess. If the property is sold for less than the purchase price originally agreed by Sun, then Sun will pay to Starwood 50% of such deficit, up to a maximum of $15 million. Under the formal plan to dispose of the gaming segment adopted by the Company in 1999, the Company will continue to market the Desert Inn for sale by year-end 2000. Accordingly, the Company has included the results of the Desert Inn in discontinued operations in the accompanying financial statements.

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)

				Charged
	Balance	Charged		to/from Other	Payments/	Balance
	January 1,	to Expenses		Accounts(a)	Other	December 31,

1999

Trade receivables — allowance for doubtful accounts	$55	$5		$—	$2	$62

Notes receivable — allowance for doubtful accounts	$31	$4		$—	$8	$43

Reserves included in accrued and other liabilities:

Restructuring and other special charges	$202	$3	(c)	$(15)	$(69)	$121

1998

Trade receivables — allowance for doubtful accounts	$45	$13		$7	$(10)	$55

Notes receivable — allowance for doubtful accounts	$55	$—		$—	$(24)	$31

Reserves included in accrued expenses and other liabilities:

Restructuring and other special charges	$730	$149		$(79)	$(598)	$202

1997

Trade receivables — allowance for doubtful accounts	$42	$6		$—	$(3)	$45

Notes receivable — allowance for doubtful accounts	$50	$—		$—	$5	$55

Reserves included in accrued expenses and other liabilities:

Restructuring and other special charges	$39	$792	(b)	$(39)	$(62)	$730

(a)	Charged to/ from other accounts:

	Trade Receivables —	Restructuring
	Allowance for	and Other
	Doubtful Accounts	Special Charges

1999

Other assets	$—	$(3)

Other liabilities	—	(12)

Total charged to/from other accounts	$—	$(15)

1998

Notes receivable	$—	$(20)

Investments	—	(27)

Other assets	—	(15)

Other long-term liabilities	—	(17)

Acquired assets	7	—

Total charged to/from other accounts	$7	$(79)

1997

Plant, property and equipment	$—	$(7)

Other assets	—	(32)

Total charged to/from other accounts	$—	$(39)

(b)	Restructuring and other special charges:

Provision charged to costs and expenses	$640

Provision charged to miscellaneous expense	152

$792

(c)	Includes reversals of prior years’ restructuring and other special charges reserves of $90 million.

SCHEDULE III

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In millions)

								Gross Amount
								Book Value
								at December 31,
			Initial		Costs Subsequent			1999
			Cost to Company		to Acquisition
									(a)(b)
				Building and		Building and		(a)	Building and
Description	City	State	Land	Improvements	Land	Improvements		Land	Improvements

Hotel Assets:

Tremont Hotel	Chicago	IL	$3.2	$17.2	$—	$1.1		$3.2	$18.3

Plaza Hotel & Conference Center	Tucson	AZ	—	5.0	—	(1.1	)(c)	—	3.9

Best Western Airport Inn	Albuquerque	NM	—	10.3	—	(8.2	)(c)	—	2.1

Four Points Hotel Portland Downtown	Portland	OR	1.8	21.7	—	0.2		1.8	21.9

Days Inn City Center	Portland	OR	2.2	18.0	—	0.6		2.2	18.6

Days Inn Town Center	Seattle	WA	—	1.7	—	0.3		—	2.0

Sixth Avenue Inn	Seattle	WA	—	2.7	—	1.8		—	4.5

Edmond Meany Hotel	Seattle	WA	2.0	16.4	—	(6.2	)(c)	2.0	10.2

San Diego Marriott Suites	San Diego	CA	2.2	42.5	—	0.4		2.2	42.9

Raphael Hotel	Chicago	IL	3.0	18.2	—	0.7		3.0	18.9

The Westin Southfield — Detroit	Southfield	MI	1.7	52.0	—	0.4		1.7	52.4

Sheraton Indianapolis North Hotel	Indianapolis	IN	7.2	43.7	—	2.3		7.2	46.0

Sheraton Gainesville Hotel	Gainesville	FL	2.5	8.1	—	2.2		2.5	10.3

Marriott Forrestal Village Hotel	Princeton	NJ	3.2	31.6	—	1.1		3.2	32.7

W Los Angeles — Westwood	Los Angeles	CA	5.3	22.1	—	7.7		5.3	29.8

Deerfield Beach Hilton	Deerfield	FL	1.5	17.8	—	(3.7	)(c)	1.5	14.1

Sheraton Denver Tech Center Hotel	Englewood	CO	2.3	26.6	—	0.3		2.3	26.9

Days Inn Lake Shore Drive	Chicago	IL	11.3	41.6	—	0.2		11.3	41.8

Sheraton Milwaukee Brookfield Hotel	Brookfield	WI	2.7	27.8	—	4.2		2.7	32.0

W New York — the tuscany	New York	NY	1.7	11.8	—	7.4		1.7	19.2

W New York — the court	New York	NY	6.1	21.0	—	12.5		6.1	33.5

The Residence Inn — Tyson’s	Vienna	VA	1.2	17.1	—	0.6		1.2	17.7

Hermitage Hotel	Nashville	TN	2.4	15.5	—	1.4		2.4	16.9

W New Orleans	New Orleans	LA	1.7	18.0	—	0.5		1.7	18.5

Capitol Hill Suites	Washington	DC	2.0	15.4	—	0.2		2.0	15.6

Four Points Hotel Albany	Albany	GA	2.0	5.1	—	(3.0	)(c)	2.0	2.1

Four Points Hotel Rancho Bernardo	San Diego	CA	2.7	20.4	—	0.3		2.7	20.7

Four Points Hotel Wichita	Wichita	KS	3.4	6.4	—	(6.7	)(c)	3.4	(0.3)

Sheraton Chapel Hill Hotel	Chapel Hill	NC	2.2	15.4	—	1.3		2.2	16.7

Sheraton Colony Square Hotel	Atlanta	GA	3.4	64.3	—	0.5		3.4	64.8

W New York	New York	NY	8.5	—	—	—		8.5	—

Sheraton Buckhead Hotel Atlanta	Atlanta	GA	4.7	34.6	—	3.0		4.7	37.6

Atlanta Lenox Inn	Atlanta	GA	2.3	15.4	—	(5.8	)(c)	2.3	9.6

Sheraton College Park Hotel	Beltsville	MD	2.7	17.5	—	0.3		2.7	17.8

The Westin Grande	Washington	DC	8.5	38.5	—	0.2		8.5	38.7

The Westin Suites, Philadelphia Airport	Philadelphia	PA	2.9	29.9	—	0.4		2.9	30.3

Sheraton Philadelphia Airport Hotel	Philadelphia	PA	1.9	7.1	—	1.3		1.9	8.4

The Midland Hotel	Chicago	IL	5.1	17.6	—	22.8		5.1	40.4

Sheraton Suites Tampa Airport	Tampa	FL	2.3	30.5	—	(7.3	)(c)	2.3	23.2

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Depreciation &	Year of	Date
Description	Amortization	Construction	Acquired	Life

Hotel Assets:

Tremont Hotel	$0.8	1974	02/98	40

Plaza Hotel & Conference Center	0.5	1971	02/98	21

Best Western Airport Inn	0.6	1980	02/98	30

Four Points Hotel Portland Downtown	1.0	1964	09/86	40

Days Inn City Center	0.8	1957	09/86	40

Days Inn Town Center	2.0	1957	09/86	10

Sixth Avenue Inn	4.5	1959	09/86	12

Edmond Meany Hotel	0.8	1932	02/98	40

San Diego Marriott Suites	2.0	1989	02/98	40

Raphael Hotel	0.9	1929	02/98	40

The Westin Southfield — Detroit	2.4	1987	02/98	40

Sheraton Indianapolis North Hotel	2.1	1983	02/98	40

Sheraton Gainesville Hotel	0.4	1974	02/98	40

Marriott Forrestal Village Hotel	1.6	1987	02/98	40

W Los Angeles — Westwood	1.2	1969	02/98	40

Deerfield Beach Hilton	0.8	1985	02/98	40

Sheraton Denver Tech Center Hotel	1.2	1986	02/98	40

Days Inn Lake Shore Drive	1.9	1965	02/98	40

Sheraton Milwaukee Brookfield Hotel	0.9	1972	02/98	40

W New York — the tuscany	0.8	1935	02/98	40

W New York — the court	1.2	1927	02/98	40

The Residence Inn — Tyson’s	0.8	1984	02/98	40

Hermitage Hotel	0.8	1910	02/98	40

W New Orleans	0.8	1973	02/98	40

Capitol Hill Suites	0.7	1955	02/98	40

Four Points Hotel Albany	0.2	1989	02/98	40

Four Points Hotel Rancho Bernardo	0.9	1988	02/98	40

Four Points Hotel Wichita	0.3	1974	02/98	40

Sheraton Chapel Hill Hotel	0.8	1981	02/98	40

Sheraton Colony Square Hotel	3.0	1973	02/98	40

W New York	—	1927	02/98	40

Sheraton Buckhead Hotel Atlanta	1.7	1975	02/98	40

Atlanta Lenox Inn	0.7	1965	02/98	40

Sheraton College Park Hotel	0.8	1987	02/98	40

The Westin Grande	1.8	1984	02/98	40

The Westin Suites, Philadelphia Airport	1.4	1985	02/98	40

Sheraton Philadelphia Airport Hotel	0.4	1984	02/98	40

The Midland Hotel	1.1	1934	12/98	40

Sheraton Suites Tampa Airport	1.4	1987	02/98	40

SCHEDULE III — (Continued)

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In millions)

								Gross Amount
								Book Value
								at December 31,
			Initial		Costs Subsequent			1999
			Cost to Company		to Acquisition
									(a)(b)
				Building and		Building and		(a)	Building and
Description	City	State	Land	Improvements	Land	Improvements		Land	Improvements

Clarion Hotel	Millbrae	CA	7.2	46.6	—	1.9		7.2	48.5

Sheraton Tucson Hotel & Suites	Tucson	AZ	1.8	14.3	—	0.3		1.8	14.6

W Atlanta	Atlanta	GA	3.8	11.4	—	5.9		3.8	17.3

Sheraton Minneapolis Metrodome Hotel	Minneapolis	MN	1.8	26.7	—	(17.6	)(c)	1.8	9.1

The Westin Atlanta North at Perimeter	Atlanta	GA	5.4	45.4	—	2.0		5.4	47.4

The Westin Los Angeles Airport	Los Angeles	CA	8.8	40.4	—	0.6		8.8	41.0

Doubletree Hotel Minneapolis Airport at the Mall	Bloomington	MN	2.9	47.6	—	0.4		2.9	48.0

The Westin Horton Plaza	San Diego	CA	6.5	88.4	—	1.2		6.5	89.6

The St. Regis Philadelphia	Philadelphia	PA	5.2	56.5	—	1.0		5.2	57.5

Sheraton Ft. Lauderdale Airport Hotel	Dania	FL	2.9	27.1	—	1.2		2.9	28.3

The Westin Waltham — Boston	Waltham	MA	5.0	63.9	—	0.4		5.0	64.3

Sheraton Needham Hotel	Needham	MA	3.0	40.6	—	1.2		3.0	41.8

Allentown Hilton	Allentown	PA	1.2	17.3	—	(7.6	)(c)	1.2	9.7

Arlington Park Hilton	Arlington Heights	IL	5.5	42.3	—	2.0		5.5	44.3

BWI Airport Marriott	Baltimore	MD	3.6	51.6	—	0.3		3.6	51.9

Hilton Charleston North	Charleston	SC	2.6	24.1	—	(4.4	)(c)	2.6	19.7

Sheraton Edison Hotel Raritan Center	Edison	NJ	1.7	20.2	—	0.6		1.7	20.8

Courtyard by Marriott Crystal City	Arlington	VA	3.7	31.0	—	0.2		3.7	31.2

Novi Hilton	Novi	MI	1.8	36.7	—	(8.4	)(c)	1.8	28.3

Sheraton Norfolk Waterside Hotel	Norfolk	VA	5.2	44.9	—	1.3		5.2	46.2

Park Ridge at Valley Forge	King of Prussia	PA	3.1	39.4	—	0.5		3.1	39.9

The Westin Long Beach	Long Beach	CA	4.3	48.0	—	0.3		4.3	48.3

Sonoma County Hilton	Santa Rosa	CA	1.8	15.4	—	1.6		1.8	17.0

The Westin Stamford	Stamford	CT	6.2	27.2	—	12.6		6.2	39.8

Sheraton Inn Lexington	Lexington	MA	1.5	17.5	—	(3.8	)(c)	1.5	13.7

Sheraton Newton Hotel	Newton	MA	—	37.7	—	1.6		—	39.3

Sheraton South Portland Hotel	South Portland	ME	2.9	20.6	—	0.2		2.9	20.8

Wayfarer Inn	Bedford	NH	2.5	10.1	—	0.2		2.5	10.3

Merrimack Hotel	Merrimack	NH	0.7	0.3	—	—		0.7	0.3

Sheraton Inn Providence Airport	Warwick	RI	2.7	18.2	—	0.2		2.7	18.4

Sheraton Stamford Hotel	Stamford	CT	5.8	43.4	—	3.4		5.8	46.8

Sheraton Braintree Hotel	Braintree	MA	4.9	59.0	—	2.2		4.9	61.2

Sheraton Ferncroft Resort	Danvers	MA	4.8	55.6	—	2.5		4.8	58.1

Sheraton Framingham Hotel	Framingham	MA	4.8	46.6	—	2.7		4.8	49.3

Four Points Hotel Hyannis Cape Cod	Hyannis	MA	3.4	13.1	—	(4.8	)(c)	3.4	8.3

Sheraton Hyannis Resort	Hyannis	MA	2.9	23.1	—	1.0		2.9	24.1

Sheraton Colonial Hotel & Golf Club	Wakefield	MA	3.6	53.6	—	1.6		3.6	55.2

Sheraton Nashua Hotel	Nashua	NH	4.4	23.3	—	2.2		4.4	25.5

Sheraton Parsippany Hotel	Parsippany	NJ	5.1	89.2	—	0.3		5.1	89.5

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Depreciation &	Year of	Date
Description	Amortization	Construction	Acquired	Life

Clarion Hotel	2.2	1962	02/98	40

Sheraton Tucson Hotel & Suites	0.7	1986	02/98	40

W Atlanta	0.9	1980	02/98	40

Sheraton Minneapolis Metrodome Hotel	1.2	1980	02/98	40

The Westin Atlanta North at Perimeter	2.1	1986	02/98	40

The Westin Los Angeles Airport	1.9	1986	02/98	40

Doubletree Hotel Minneapolis Airport at the Mall	2.2	1975	02/98	40

The Westin Horton Plaza	4.1	1987	02/98	40

The St. Regis Philadelphia	2.6	1990	02/98	40

Sheraton Ft. Lauderdale Airport Hotel	1.3	1985	02/98	40

The Westin Waltham — Boston	2.9	1990	02/98	40

Sheraton Needham Hotel	1.9	1986	02/98	40

Allentown Hilton	0.8	1981	02/98	40

Arlington Park Hilton	2.0	1968	02/98	40

BWI Airport Marriott	2.4	1988	02/98	40

Hilton Charleston North	1.1	1983	02/98	40

Sheraton Edison Hotel Raritan Center	0.9	1987	02/98	40

Courtyard by Marriott Crystal City	1.4	1990	02/98	40

Novi Hilton	1.7	1976	02/98	40

Sheraton Norfolk Waterside Hotel	2.1	1976	02/98	40

Park Ridge at Valley Forge	1.8	1973	02/98	40

The Westin Long Beach	2.2	1988	02/98	40

Sonoma County Hilton	0.8	1984	02/98	40

The Westin Stamford	1.9	1985	02/98	40

Sheraton Inn Lexington	0.8	1958	02/98	40

Sheraton Newton Hotel	5.9	1968	02/98	40

Sheraton South Portland Hotel	1.0	1973	02/98	40

Wayfarer Inn	0.5	1966	02/98	40

Merrimack Hotel	—	1979	02/98	40

Sheraton Inn Providence Airport	0.8	1979	02/98	40

Sheraton Stamford Hotel	2.1	1984	02/98	40

Sheraton Braintree Hotel	2.8	1971	02/98	40

Sheraton Ferncroft Resort	2.6	1978	02/98	40

Sheraton Framingham Hotel	2.2	1973	02/98	40

Four Points Hotel Hyannis Cape Cod	0.6	1975	02/98	40

Sheraton Hyannis Resort	1.1	1967	02/98	40

Sheraton Colonial Hotel & Golf Club	2.5	1966	02/98	40

Sheraton Nashua Hotel	1.1	1980	02/98	40

Sheraton Parsippany Hotel	4.1	1987	02/98	40

SCHEDULE III — (Continued)

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In millions)

							Gross Amount
							Book Value
							at December 31,
			Initial		Costs Subsequent		1999
			Cost to Company		to Acquisition
								(a)(b)
				Building and		Building and	(a)	Building and
Description	City	State	Land	Improvements	Land	Improvements	Land	Improvements

Four Points Hotel New Orleans Convention Center	New Orleans	LA	5.7	62.7	—	0.2	5.7	62.9

One Washington Circle Hotel	Washington	DC	2.0	23.6	—	0.1	2.0	23.7

Sheraton Omaha Hotel	Omaha	NE	1.9	10.9	—	0.4	1.9	11.3

The Westin Mission Hills Resort	Rancho Mirage	CA	6.7	105.7	—	1.2	6.7	106.9

The St. Regis Aspen	Aspen	CO	20.4	139.5	—	4.2	20.4	143.7

The St. Regis Houston	Houston	TX	6.1	41.5	—	5.1	6.1	46.6

The Westin Fairfax	Washington	DC	5.7	38.8	—	0.5	5.7	39.3

Four Points Hotel Denver Cherry Creek	Denver	CO	3.7	22.4	—	0.3	3.7	22.7

The Westin South Coast Plaza	Costa Mesa	CA	—	28.7	—	4.1	—	32.8

The Westin Indianapolis	Indianapolis	IN	12.9	73.3	—	0.6	12.9	73.9

The Westin San Francisco Airport	Millbrae	CA	11.4	69.5	—	0.3	11.4	69.8

The Westin Ft. Lauderdale	Ft. Lauderdale	FL	3.3	20.1	—	0.5	3.3	20.6

The Westin Seattle	Seattle	WA	21.6	149.2	—	4.6	21.6	153.8

The Westin Cincinnati	Cincinnati	OH	—	62.8	—	3.1	—	65.9

The Westin Tabor Center	Denver	CO	9.9	66.8	—	1.3	9.9	68.1

The Westin Galleria	Houston	TX	—	10.7	—	6.1	—	16.8

The Westin Oaks	Houston	TX	—	—	—	14.3	—	14.3

The St. Regis	New York	NY	65.0	149.8	—	5.5	65.0	155.3

Danbury Hilton & Towers	Danbury	CT	2.0	15.8	—	0.1	2.0	15.9

W Seattle	Seattle	WA	9.6	63.3	—	—	9.6	63.3

W San Francisco	San Francisco	CA	7.1	51.8	—	9.0	7.1	60.8

Boston Park Plaza Hotel	Boston	MA	12.5	124.0	—	18.6	12.5	142.6

			$472.3	$3,575.7	$—	$121.3	$472.3	3,697.0

Land								472.3

Furniture, fixtures and equipment								385.2

Construction in progress								44.5

								$4,599.0

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Depreciation &	Year of	Date
Description	Amortization	Construction	Acquired	Life

Four Points Hotel New Orleans Convention Center	2.9	1984	02/98	40

One Washington Circle Hotel	1.1	1964	02/98	40

Sheraton Omaha Hotel	0.5	1924	02/98	40

The Westin Mission Hills Resort	4.9	1987	02/98	40

The St. Regis Aspen	7.2	1992	01/98	40

The St. Regis Houston	2.2	1982	01/98	40

The Westin Fairfax	2.2	1927	01/98	40

Four Points Hotel Denver Cherry Creek	1.2	1979	01/98	40

The Westin South Coast Plaza	5.1	1975	01/98	40

The Westin Indianapolis	4.0	1989	01/98	40

The Westin San Francisco Airport	3.8	1987	01/98	40

The Westin Ft. Lauderdale	1.1	1986	01/98	40

The Westin Seattle	8.0	1969	01/98	40

The Westin Cincinnati	3.5	1981	01/98	40

The Westin Tabor Center	3.6	1984	01/98	40

The Westin Galleria	3.5	1977	01/98	9

The Westin Oaks	3.0	1971	01/98	9

The St. Regis	5.6	1904	06/98	40

Danbury Hilton & Towers	0.7	1981	05/98	40

W Seattle	0.6	1999	01/98	40

W San Francisco	1.9	1999	05/99	40

Boston Park Plaza Hotel	12.9	1927	02/98	40

	196.7

Land	—

Furniture, fixtures and equipment	109.3

Construction in progress	—

	$306.0

(a)	As of December 31, 1999, land, building, furniture, fixtures and equipment and construction in progress have a cost basis of $445.3 million, $2,658.9 million, $466.8 million and $44.5 million, respectively, for federal income tax purposes.

(b)	Building and improvements include amounts allocated for leasehold interest in land and net assets held for sale.

(c)	In December 1999, the Company recorded an impairment write-down on these 14 hotels. See Note 9 in the notes to financial statements.

SCHEDULE III — (Continued)

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
(In millions)

      A reconciliation of the Trust’s investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

Year Ended
December 31, 1999

Real Estate and Furniture and Fixtures

Balance at beginning of period	$4,575

Additions during period:

Acquisitions	—

Improvements	279

Deductions during period:

Sale of properties	(160)

Other(a)	(95)

Balance at end of period	$4,599

Accumulated Depreciation

Balance at beginning of period	$(146)

Additions during period:

Depreciation expense	(169)

Deductions during period:

Sale of properties	9

Balance at end of period	$(306)

(a)	See Note 9 in the notes to financial statements for discussion of write-down.

SCHEDULE IV

STARWOOD HOTELS & RESORTS

MORTGAGE LOANS ON REAL ESTATE
December 31, 1999
(In millions)

							Principal Amount of
					Original	Carrying	Loans Subject to
	Interest	Final	Periodic		Face Amount	Amount of	Delinquent
Description	Rate	Maturity	Payment Terms	Prior Liens	of Mortgages	Mortgages(a)	Principal or Interest

First Mortgages:

Ramada Inn — Tucker, GA	9.00%	2002	(b)	No	$2	$2

Second Mortgages:

Westin Portland — Portland, OR	11.50%	2003	(c)	Yes	2	2

					$4	$4

Intercompany Mortgage Loans First Mortgages:

W New York — New York, NY	9.50%	2006	(d)	No	$40	$40

Westin Maui — Maui, HI	10.00%	2000	(e)	No	105	110

Westin Regina — Cancun, Mexico	9.00%	2005	(f)	No	41	41

Westin Regina — Los Cabos, Mexico	9.00%	2005	(f)	No	53	44

Westin Regina — Puerto Vallarta, Mexico	9.00%	2005	(f)	No	25	22

Westin Hotel — Turnberry, Scotland	10.00%	2000	(g)	No	27	15

ITT Corporation Mortgage Note	8.50%	2005	(h)	No	2,699	1,499

Starwood Hotels & Resorts Worldwide, Inc.	8.50%	2005	(i)	No	150	150

					$3,140	$1,921

(a)	As of December 31, 1999, the aggregate cost (before allowance for loan losses) for federal income tax purposes is not significantly different from that used for book purposes.
(b)	Payment of principal and interest due monthly and based upon an 18-year amortization schedule with interest rate of 9% per annum. Principal and all accrued and unpaid interest are due June 1, 2002.
(c)	Interest only payable monthly; interest calculated based upon 11.5% interest rate, $1.8 million principal balance and actual/ 365-day basis. Principal and all accrued and unpaid interest are due June 4, 2003.
(d)	Interest only payable monthly; principal and all accrued and unpaid interest due October 1, 2006.
(e)	Interest only payable monthly; interest based on current principal balance and 10% interest rate. Principal balance comprised of initial advance of $105 million with additional advances up to $121 million available. Principal and all accrued and unpaid interest are due on demand.
(f)	Interest only payable monthly; principal and all accrued and unpaid interest are due December 2005.
(g)	Interest only payable monthly; principal and all accrued and unpaid interest are due December 2000.
(h)	Interest only payable monthly; principal and all accrued and unpaid interest are due February 2005.
(i)	Interest only payable monthly; principal and all accrued and unpaid interest are due February 2005.

SCHEDULE IV — (Continued)

STARWOOD HOTELS & RESORTS

RECONCILIATION OF MORTGAGE LOANS
(In millions)

	Year Ended December 31,

	1999	1998	1997

Balance at beginning of period	$164	$51	$91

Additions:

New mortgage loans	—	107	—

Purchase accounting revaluation	—	12	5

Deductions:

Principal repayments	(55)	(6)	(45)

Reclassification to Intercompany	(105)	—	—

Balance at end of period	$4	$164	$51

INTERCOMPANY MORTGAGE ROLLFORWARD

December 31, 1999
(In millions)

	Beginning		Accrued	Principal	Ending
Description	Balance	Additions	Interest	Payments	Balance

W New York — New York, NY	$40	$—	$—	$—	$40

Westin Maui — Maui, HI(a)	—	105	5	—	110

Westin Regina — Cancun, Mexico(a)	39	—	2	—	41

Westin Regina — Los Cabos, Mexico(a)	44	—	1	(1)	44

Westin Regina — Puerto Vallarta, Mexico	23	—	—	(1)	22

Westin Hotel — Turnberry, Scotland(a)	30	—	2	(17)	15

ITT Corporation(b)	2,699	—	—	(1,200)	1,499

Starwood Hotels & Resorts Worldwide, Inc.	150	—	—	—	150

	$3,025	$105	$10	$(1,219)	$1,921

(a)	Per mortgage loan agreements, the borrowers are not required to pay monthly interest if the cash flows are insufficient. Thus, the Trust has accrued interest on the notes.

(b)	A portion of this mortgage was secured by the assets of Caesars. Concurrent with the sale of Caesars in December 1999, the Trust declared a (special) dividend on the Class A Shares held by the Corporation (representing the value of the assets sold) aggregating $1.2 billion. This dividend was accounted for as a reduction in the intercompany mortgage loan.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/ A dated December 18, 1997).
2.4	Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. (“Chess”) and ITT (incorporated by reference to Exhibit 2.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 13, 1997).
2.5	Agreement and Plan of Restructuring, dated as of September 16, 1998, and amended as of November 30, 1998, among the Corporation, ST Acquisition Trust (“ST Trust”) and the Trust (incorporated by reference to Annex A to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”)).
2.6	Form of Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated as of January 6, 1999 (incorporated by reference to Exhibit 1 to the Trust’s Registration Statement on Form 8-A filed on December 21, 1998 (the “Trust Form 8-A”), except that the following changes were made on January 6, 1999, upon the filing by the Trust and ST Trust of the Articles of Merger of ST Trust into the Trust (the “Articles of Merger”) with, and the acceptance thereof for record by, the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”): Section 6.14 specifies January 6, 1999 as the date of the Intercompany Agreement; Section 6.19.1 specifies January 6, 1999 as the date of the acceptance for record by the SDAT of the Articles of Merger; and the definition of “Intercompany Agreement” in Section 6.19.2 specifies January 6, 1999 as the date of the Intercompany Agreement).
3.2	Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 26, 1999 (incorporated by reference to Exhibit 3.2 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the Form 10-K/ A filed May 17, 1999 (as so amended, the “1998 Form 10-K”)).
3.3	Bylaws of the Trust, as amended through November 19, 1998 (incorporated by reference to Exhibit 2 to the Trust Form 8-A).

Exhibit
Number	Description of Exhibit

3.4	Bylaws of the Corporation, as amended through March 15, 1999 (incorporated by reference to Exhibit 3 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K dated March 15, 1999 (the “March 15 Form 8-K”)).
4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT, the Corporation and the Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4	Employment Agreement, dated May 24, 1999, between the Corporation and Ronald C. Brown.(1)(2)
10.5	Employment Agreement, dated October 1, 1998, between the Corporation and Thomas C. Janson, Jr. (incorporated by reference to Exhibit 10.9 to the 1998 Form 10-K.) (1)
10.6	Indemnification Agreement, dated as of August 24, 1998, between the Corporation and Thomas C. Janson, Jr., as amended by Amendment Nos. 1 and 2 thereto (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as amended by the Form 10-Q/A filed November 30, 1998 (as so amended, the “1998 Form 10-Q3”)).
10.7	Employment Agreement, dated March 25, 1998, between the Trust and Steven R. Goldman (incorporated by reference to the Exhibit 10.11 to the 1997 Form 10-K).(1)
10.8	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement). (1)
10.9	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)

Exhibit
Number	Description of Exhibit

10.10	Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the “1986 Form 10-K”)).(1)
10.11	Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(1)
10.12	Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K). (1)
10.13	Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K). (1)
10.14	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.7 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)). (1)
10.15	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.8 to the 1995 Form 10-K).(1)
10.16	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the “1997 Form 10-Q2”)).(1)
10.17	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q2).(1)
10.18	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K).
10.19	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.20	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.21	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.22	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.23	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.24	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.25	Exchange Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership, Operating Partnership and the Hermitage, L.P. (incorporated by reference to Exhibit 10.41 to the 1997 Form 10-K).
10.26	Registration Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership, Operating Partnership and the Hermitage, L.P. (incorporated by reference to Exhibit 10.42 to the 1997 Form 10-K).
10.27	Credit Agreement, dated as of September 10, 1997, between Realty Partnership and the Trust and Bankers Trust Company (“BTC”), Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (“Lehman Capital”), BankBoston, N.A., and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as amended by the Form 10-Q/A dated November 10, 1997).
10.28	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.29	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.30	Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).
10.31	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and New Remington Partners (incorporated by reference to Exhibit 10.54 to the 1997 Form 10-K).
10.32	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and Savannah Limited Partnership (incorporated by reference to Exhibit 10.56 to the 1997 Form 10-K).
10.33	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and N.Y. Overnight Partners, L.P. (incorporated by reference to Exhibit 10.58 to the 1997 Form 10-K).
10.34	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and D.C. Overnight Partners, L.P. (incorporated by reference to Exhibit 10.60 to the 1997 Form 10-K).
10.35	Credit Agreement, dated as of February 23, 1998, among the Trust, Realty Partnership, the Corporation, Chess (and ITT as its successor by merger), certain additional borrowers, various lenders, BTC and The Chase Manhattan Bank (“Chase Bank”), as Administrative Agents, and Lehman Commercial Paper Inc. (“Lehman Paper”) and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated February 23, 1998 (the “ITT Form 8-K”)).
10.36	First Amendment to the Credit Agreement, dated as of March 3, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents, and the new lenders (incorporated by reference to Exhibit 10.2 to the ITT Form 8-K).
10.37	Second Amendment to the Credit Agreement, dated as of April 30, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the “1998 Form 10-Q2”)).

Exhibit
Number	Description of Exhibit

10.38	Third Amendment to the Credit Agreement, dated as of June 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.3 to the 1998 Form 10-Q2).
10.39	Fourth Amendment to the Credit Agreement, dated as of July 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q2).
10.40	Fifth Amendment to the Credit Agreement, dated as of August 26, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-Q3).
10.41	Sixth Amendment to the Credit Agreement, dated as of December 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.50 to the 1998 Form 10-K).
10.42	Seventh Amendment to the Credit Agreement, dated as of February 1999, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.51 to the 1998 Form 10-K).
10.43	Eighth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of July 2, 1999, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as amended by the Form 10-Q/A filed November 16, 1999 (as so amended, the “1999 Form 10-Q3”)).
10.44	Ninth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of September 20, 1999, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-Q3).
10.45	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of BTC as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.46	Second Amended and Restated Senior Secured Note Agreement, dated December 30, 1999, among the Corporation, the Trust, the guarantors listed therein, the lenders listed therein, Lehman Paper, as Arranger and Administrative Agent, and Alex Brown and Chase Securities Inc., as Syndication Agents.(2)
10.47	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.48	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.49	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).
10.50	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Capital (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.51	Aircraft Dry Lease Agreement, entered into as of February 6, 1998, between Star Flight, L.L.C. and ITT Flight Operation, Inc., as amended by First Amendment thereto, dated as of August 25, 1998 (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q3).
10.52	Form of Severance Agreement, dated December 1999, between the Corporation and each of Barry S. Sternlicht, Ronald C. Brown, Steve R. Goldman and Thomas C. Janson, Jr.(2)
10.53	Separation Agreement, dated as of February 10, 2000, by and between the Corporation and Susan R. Bolger.(2)
10.54	Separation Agreement, dated as of April 30, 1999, by and between the Corporation and Richard D. Nanula (incorporated by reference to Exhibit 10.6 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999).
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.
23.1	Consent of Arthur Andersen LLP.(2)
27.1	Financial Data Schedule for the Corporation.(2)
27.2	Financial Data Schedule for the Trust.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.