Form 10-Q
period 2000-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2000-08-14
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                 to

Commission File Number: 1-7959	Commission File Number: 1-6828
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. (Exact name of Registrant as specified in its charter)	STARWOOD HOTELS & RESORTS (Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	Maryland (State or other jurisdiction of incorporation or organization)

52-1193298 (I.R.S. employer identification no.)	52-0901263 (I.R.S. employer identification no.)

777 Westchester Avenue White Plains, NY 10604 (Address of principal executive offices, including zip code)	777 Westchester Avenue White Plains, NY 10604 (Address of principal executive offices, including zip code)

(914) 640-8100 (Registrant’s telephone number, including area code)	(914) 640-8100 (Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

      193,343,133 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 193,343,133 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of August 8, 2000.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$283	$436

Accounts receivable, net of allowance for doubtful accounts of $52 and $62	560	468

Inventories	210	167

Prepaid expenses and other	128	92

Total current assets	1,181	1,163

Investments	438	442

Plant, property and equipment, net	7,722	7,787

Goodwill and intangible assets, net	2,947	2,872

Other assets	412	557

Net assets of discontinued operations	—	104

	$12,700	$12,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$194	$205

Accrued expenses	736	812

Short-term borrowings and current maturities of long-term debt	964	988

Accrued taxes and other	316	300

Total current liabilities	2,210	2,305

Long-term debt	4,680	4,643

Deferred income taxes	1,423	1,470

Other liabilities	462	434

	8,775	8,852

Minority interest	47	228

Equity put options	19	19

Class B exchangeable preferred shares of the Trust, at redemption value of $38.50	135	136

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 3,648,399 and 3,669,546 shares at June 30, 2000 and December 31, 1999, respectively	—	—

Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 190,577,292 and 189,271,522 shares at June 30, 2000 and December 31, 1999, respectively	2	2

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 190,577,292 and 189,271,522 shares at June 30, 2000 and December 31, 1999, respectively	2	2

Additional paid-in capital	4,798	4,785

Deferred compensation	(6)	(5)

Cumulative translation and marketable securities adjustments	(316)	(238)

Accumulated deficit	(756)	(856)

Total stockholders’ equity	3,724	3,690

	$12,700	$12,925

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per Share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues

Owned, leased and consolidated joint venture hotels	$971	$871	$1,814	$1,641

Other hotel and leisure	180	99	345	182

	1,151	970	2,159	1,823

Costs and Expenses

Owned, leased and consolidated joint venture hotels	628	581	1,218	1,122

Selling, general, administrative and other	111	38	215	86

Restructuring and other special credits	—	(41)	—	(41)

Depreciation and amortization	123	117	246	236

	862	695	1,679	1,403

	289	275	480	420

Interest expense, net of interest income of $6, $3, $9 and $6	(112)	(121)	(223)	(243)

Gain on sales of real estate and investments, net	1	22	2	30

Miscellaneous expense	—	—	—	(15)

	178	176	259	192

Income tax expense	(62)	(29)	(91)	(971)

Minority equity in net income	(2)	(5)	(1)	(4)

Income (loss) from continuing operations	114	142	167	(783)

Discontinued operations:

Loss from operations, net of tax benefits of $0 in all periods	—	—	—	—

Gain (loss) on dispositions, net of tax and minority interest of $(2), $0, $(2) and $(121)	5	—	5	(7)

Extraordinary item, net of tax benefit	—	—	(3)	—

Net income (loss)	$119	$142	$169	$(790)

Earnings Per Share — Basic

Continuing operations	$0.58	$0.76	$0.85	$(4.21)

Discontinued operations	0.02	—	0.02	(0.04)

Extraordinary item	—	—	(0.01)	—

Net income (loss)	$0.60	$0.76	$0.86	$(4.25)

Earnings Per Share — Diluted

Continuing operations	$0.56	$0.73	$0.82	$(4.21)

Discontinued operations	0.02	—	0.02	(0.04)

Extraordinary item	—	—	(0.01)	—

Net income (loss)	$0.58	$0.73	$0.83	$(4.25)

Weighted average number of Shares	195	187	195	186

Weighted average number of Shares assuming dilution	205	196	204	186

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

Net income (loss)	$119	$142	$169	$(790)

Other comprehensive income, net of taxes:
Foreign currency translation adjustments —

Foreign currency translation arising during the period	(24)	(23)	(72)	(94)
Unrealized losses on securities, net —

Unrealized holding losses arising during the period	(3)	—	(6)	—

	(27)	(23)	(78)	(94)

Comprehensive income (loss)	$92	$119	$91	$(884)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2000	1999

Operating Activities

Net income (loss)	$169	$(790)

Exclude:

Discontinued operations, net	(5)	7

Extraordinary item, net	3	—

Income (loss) from continuing operations	167	(783)

Adjustments to income (loss) from continuing operations:

Depreciation and amortization	246	236

Amortization of deferred loan costs	6	9

Non-cash portion of Reorganization	—	936

Provision for doubtful accounts	9	5

Minority equity in net income	1	4

Equity income, net of dividends received	(13)	(17)

Gain on sales of real estate and investments	(2)	(30)

Changes in working capital:

Accounts receivable	(29)	(49)

Inventories	(42)	(3)

Accounts payable	(7)	11

Accrued expenses	(47)	(127)

Accrued and deferred income taxes	2	(11)

Other, net	25	(59)

Cash from continuing operations	316	122

Cash from discontinued operations	3	74

Cash from operating activities	319	196

Investing Activities

Purchases of plant, property and equipment	(226)	(190)

Proceeds from asset sales	20	121

Net proceeds from the sale of discontinued operations	232	308

Collection of notes receivable, net	50	58

Acquisitions, net of acquired cash	(284)	—

Investments	(31)	(56)

Other, net	(12)	(6)

Cash from (used for) investing activities	(251)	235

Financing Activities

Revolving credit facility and short-term borrowings, net	48	(939)

Long-term debt issued	22	648

Long-term debt repaid	(210)	(48)

Settlement of forward equity contracts	—	(16)

Dividends paid	(64)	(58)

Share repurchases	(19)	—

Other, net	21	(6)

Cash used for financing activities	(202)	(419)

Exchange rate effect on cash and cash equivalents	(19)	—

Increase (decrease) in cash and cash equivalents	(153)	12

Cash and cash equivalents — beginning of period	436	157

Cash and cash equivalents — end of period	$283	$169

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$224	$324

Income taxes, net of refunds	$103	$63

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$2	$1

Receivable, Corporation	48	34

Prepaid expenses and other	2	7

Total current assets	52	42

Investments, Corporation	848	848

Investments	46	47

Plant, property and equipment, net	4,300	4,293

Long-term receivables, net, Corporation	1,708	1,658

Goodwill and intangible assets, net	243	246

Other assets	16	16

	$7,213	$7,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1	$5

Accrued expenses	56	65

Short-term borrowings and current maturities of long-term debt	8	105

Total current liabilities	65	175

Long-term debt	501	496

	566	671

Minority interest	42	32

Class B exchangeable preferred shares, at redemption value of $38.50	135	136

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 3,648,399 and 3,669,546 shares at June 30, 2000 and December 31, 1999, respectively	—	—

Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at June 30, 2000 and December 31, 1999	—	—

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 190,577,292 and 189,271,522 shares at June 30, 2000 and December 31, 1999, respectively	2	2

Additional paid-in capital	7,615	7,612

Accumulated deficit	(1,147)	(1,303)

Total stockholders’ equity	6,470	6,311

	$7,213	$7,150

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues

Unconsolidated joint ventures and other	$1	$3	$2	$9

Rent and interest, Corporation	175	186	336	365

	176	189	338	374

Costs and Expenses

Selling, general and administrative	1	—	2	—

Depreciation and amortization	47	45	92	89

	48	45	94	89

	128	144	244	285

Interest expense, net of interest income of $0 in all periods	(9)	(10)	(19)	(26)

Gain on sales of real estate and investments	1	—	3	—

Income tax expense	—	—	—	(1)

Minority equity in net income	(1)	(1)	(1)	(1)

Net income	$119	$133	$227	$257

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2000	1999

Operating Activities

Net income	$227	$257

Adjustments to net income:

Depreciation and amortization	92	89

Minority equity in net income	1	1

Equity income, net of dividends received	1	(3)

Gain on sales of real estate and investments	(3)	—

Changes in working capital:

Receivable, Corporation	(14)	—

Accounts payable	(4)	(4)

Accrued expenses	(14)	21

Other, net	1	2

Cash from operating activities	287	363

Investing Activities

Additions to plant, property and equipment	(121)	(89)

Proceeds from asset sales	20	6

Collections of notes receivable	—	42

Long-term receivables, Corporation	(38)	(123)

Other, net	8	(7)

Cash used for investing activities	(131)	(171)

Financing Activities

Revolving credit facility and short-term borrowings, net	—	(421)

Long-term debt issued	10	291

Long-term debt repaid	(102)	(3)

Dividends paid	(64)	(58)

Share repurchases	(3)	—

Other, net	4	(10)

Cash used for financing activities	(155)	(201)

Increase (decrease) in cash and cash equivalents	1	(9)

Cash and cash equivalents — beginning of period	1	12

Cash and cash equivalents — end of period	$2	$3

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest	$19	$17

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

      The accompanying consolidated balance sheets as of June 30, 2000 and December 31, 1999 and the consolidated statements of operations, comprehensive income and cash flows for the three and six months ended June 30, 2000 and 1999 represent (i) Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and its subsidiaries, including Starwood Hotels & Resorts and its subsidiaries (the “Trust” and, together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

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

      During the first quarter of 1999, the Company recorded pretax charges of $15 million for costs directly attributable to the Reorganization, including legal, accounting and investment banking fees. As a result of the Reorganization, the Company also recorded a one-time charge of $936 million to establish a deferred tax liability relating to the difference between the book and tax basis in the assets of the Trust.

      The Company is one of the largest hotel and leisure companies in the world and the Trust is one of the largest REITs in the United States. The Company’s principal business is hotel and leisure, which is comprised of a worldwide hospitality network of more than 725 full-service hotels as well as vacation ownership resorts primarily serving two markets: luxury and upscale. The Company’s hotel operations are represented in nearly every major world market.

      The Corporation, through its subsidiaries, is the general partner of, and held, as of June 30, 2000, an aggregate 92.4% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 95.3% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of June 30, 2000. The Realty Partnership principally owns, directly or indirectly, fee, ground lease and mortgage loan interests in hotel properties. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At June 30, 2000, there were approximately 9.5 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.  Significant Accounting Policies

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended June 30,

	2000			1999

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations	$114			$142

Dividends on Class A and Class B EPS	(1)			(1)

Basic earnings	113	195	$0.58	141	187	$0.76

Effect of dilutive securities:

Employee options	—	3		—	2

Class A and Class B EPS	1	7		1	7

Diluted earnings	$114	205	$0.56	$142	196	$0.73

	Six Months Ended June 30,

	2000			1999

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income (loss) from continuing operations	$167			$(783)

Dividends on Class A and Class B EPS	(2)			(2)

Basic earnings (loss)	165	195	$0.85	(785)	186	$(4.21)

Effect of dilutive securities:

Employee options	—	2		—	—

Class A and Class B EPS	2	7		—	—

Diluted earnings (loss)	$167	204	$0.82	$(785)	186	$(4.21)

      As a result of antidilutive effects, approximately 8 million Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) of the Trust and approximately 2 million employee options and other common stock equivalents were not included in the computation of diluted earnings per Share for the six months ended June 30, 1999.

      Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued SFAS No.137, which deferred the effective date of SFAS No.133. This was followed in June 2000 by the issuance of SFAS No.138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No.133. SFAS No.133 and SFAS No.138 establish new accounting rules and disclosure requirements for most derivative instruments and hedging activities. The Company will adopt these standards effective January 1, 2001 and is currently assessing the initial effects of adoption.

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 3.  Acquisitions

      In June 2000, the Company completed the acquisition of the minority ownership interest of CIGA S.p.A. (“CIGA”) not previously owned by Starwood. The aggregate purchase price of the incremental shares was approximately $312 million. The Company accounted for the acquisition of the outstanding CIGA shares as a step acquisition in accordance with Accounting Principles Board Opinion No. 16, resulting in a preliminary allocation to goodwill of approximately $102 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.  Discontinued Operations

      In April 1999, management developed a formal plan to dispose of the Company’s gaming operations. On December 30, 1999, the sale of Caesars World, Inc. (“Caesars”) was completed. On June 23, 2000, the sale of the Desert Inn Resort and Casino (the “Desert Inn”) was completed (together with the sale of Caesars, the “Gaming Dispositions”). Proceeds from these sales totaling approximately $3.3 billion were used to repay $2.5 billion of increasing rate notes and to reduce the Company’s bank revolver.

      As a result of the definitive agreements to sell the gaming operations and the subsequent Gaming Dispositions, the accompanying consolidated financial statements reflect the results of operations and net assets of the gaming segment as a discontinued operation. Interest expense of $3 million and $40 million for the three months ended June 30, 2000 and 1999, respectively, and $6 million and $80 million for the six months ended June 30, 2000 and 1999, respectively, was allocated to the discontinued operation. This allocation was based upon the ratio of net gaming segment assets to the Company’s total capitalization. During 1999, the Company provided for the estimated loss on disposal of the gaming segment, which included estimated operating losses through the disposal date. Upon completion of the sale of the Desert Inn, the Company recorded an adjustment to reverse the excess amount of estimated losses provided in 1999 for the Gaming Dispositions. This reversal resulted in a gain of $5 million ($7 million pretax) in the second quarter of 2000. Summary financial information of the discontinued gaming operations is as follows (in millions) (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Income Statement Data

Revenues	$28	$384	$57	$762

Operating income (loss)	$(1)	$34	$(3)	$78

Interest expense:

Allocated debt	$(3)	$(40)	$(6)	$(80)

Other	$—	$(4)	$—	$(8)

Income tax (expense) benefit	$—	$(2)	$1	$(2)

Minority equity	$—	$2	$—	$2

Loss of discontinued operations	$(4)	$(10)	$(8)	$(10)

Note 5.  Restructuring and Other Special Charges

      At June 30, 2000 and December 31, 1999, the Company had remaining accruals related to restructuring and other special charges of $105 million and $121 million, respectively, of which $20 million and $34 million, respectively, are included in other liabilities in the accompanying consolidated balance sheets. These accruals consist of $74 million and $75 million at June 30, 2000 and December 31, 1999, respectively, for certain litigation costs and $31 million and $46 million at June 30, 2000 and December 31, 1999, respectively, primarily related to remaining lease commitments which expire through 2006.

Note 6.  Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest rate fluctuations on its variable rate debt. At June 30, 2000, the Company had five outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these interest rate swaps was approximately $1.1 billion and the estimated unrealized gain was approximately $33 million at June 30, 2000. The unrealized gain represents the amount the Company would receive upon the termination of the swap agreements.

      From time to time, the Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. The Company had four forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges at June 30, 2000 of approximately $29 million. These contracts mature

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

through June 2001. In July 2000, the Company entered into an additional forward foreign exchange contract with a U.S. dollar equivalent of approximately $23 million.

Note 7.  Business Segment Information

      The Company has one operating segment, hotel and leisure. The hotel and leisure segment represents a worldwide network of owned, leased and consolidated joint venture hotels and vacation ownership resorts operated primarily under the Company’s proprietary brand names including Sheraton, Westin, St. Regis, The Luxury Collection, Four Points and W. This segment also includes hotels and resorts operated or flagged under these brand names in exchange for management and franchise fees. Also included are earnings from the Company’s interest in unconsolidated joint ventures and from the development and sale of vacation ownership interests (“VOIs”).

      The performance of the hotel and leisure segment is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest expense, and gains (losses) on the sales of real estate and investments. The Company does not allocate these items to the segment.

      The following table presents revenues, operating profit, assets and capital expenditures for the Company’s reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues	$1,151	$970	$2,159	$1,823

Operating profit(a)	$315	$254	$531	$424

Capital expenditures	$124	$115	$226	$190

	June 30,	December 31,
	2000	1999

Assets:

Hotel and leisure	$12,569	$12,653

Corporate	131	168

Discontinued operations	—	104

	$12,700	$12,925

(a)	The following costs are not allocated to hotel and leisure in evaluating operating profit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Corporate selling, general and administrative	$26	$20	$51	$45

Restructuring and other special credits	$—	$(41)	$—	$(41)

Note 8.  Subsequent Event

      On July 25, 2000, the Company entered into a one-year, Euro 270 million loan (approximately $252 million) at an initial average interest rate of Euribor + 112.5 basis points for the first six months and increasing to Euribor + 137.5 basis points for the remaining six months. The proceeds from this loan were used to further pay down the Company’s revolving credit facility, bringing current availability to approximately $1.0 billion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Forward-looking statements contained herein include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the continued ability of the Trust to qualify for taxation as a REIT; Starwood’s ability to attract and retain personnel; completion, terms and timing of future acquisitions and dispositions; the availability of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on favorable terms; competition within the lodging industry and from emerging technologies, the cyclicality of the real estate business and the hotel business; foreign exchange fluctuations and exchange control restrictions; general real estate and national and international economic conditions; political, financial and economic conditions and uncertainties in countries in which Starwood owns property or operates; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and Starwood. Starwood undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2000 and 1999.

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

Continuing Operations

      Revenues. Revenues increased 18.7% to $1.151 billion for the three months ended June 30, 2000 when compared to the corresponding period in 1999. The increase in revenues was due to the 11.5% increase in revenues from the Company’s owned, leased and consolidated joint venture hotels to $971 million for the three months ended June 30, 2000 when compared to $871 million in the corresponding period of 1999 and the increase in other hotel and leisure revenues to $180 million for the three months ended June 30, 2000 when compared to $99 million in the corresponding period of 1999.

      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to the increased revenues at the Company’s 163 hotels, excluding six hotels sold since June 30, 1999 and four hotels without comparable results (“Comparable Owned Hotels”). Comparable Owned Hotel revenues increased to $941 million for the three months ended June 30, 2000 when compared to $861 million in the same period of 1999 due primarily to an increase in revenue per available room (“REVPAR”) and the completion of a major renovation of the Sheraton hotel in Boston, Massachusetts. Additionally, revenues increased due to the opening of the W hotels in San Francisco and Seattle in the second and third quarters of 1999, respectively, and the acquisition of the Sheraton Hamilton, Ontario in April 2000, offset, in part, by the sales of the Westin Central Park South in New York and the Ritz Carlton in Kansas City in July 1999 and November 1999, respectively. REVPAR at the Company’s owned, leased and consolidated joint venture hotels, excluding hotels under significant renovation or for which comparable results do not exist (“Same-Store Hotels”), increased 8.6% to $119.83 for the three months ended June 30, 2000 when compared to the corresponding 1999 period. The increase in REVPAR at these 152 Same-Store Hotels was attributed to an increase in average daily rate (“ADR”) of 5.2% to $159.73 for the three months ended June 30, 2000 when compared to the corresponding 1999 period. Additionally, occupancy for these 152 Same-Store Hotels rose to 75.0% from 72.6% in the three months ended June 30, 2000 when compared to the same period in 1999. REVPAR at Same-Store Hotels in North America increased 12.8% for the three months ended June 30, 2000 when compared to the same period of 1999. REVPAR at the Company’s international Same-Store Hotels decreased 1.0% for the three months ended June 30, 2000 when compared to the same period of 1999 due primarily to the unfavorable effect of foreign currency translation.

      The increase in other hotel and leisure revenues resulted primarily from the acquisition of Starwood Vacation Ownership, Inc. (previously named Vistana, Inc.) in October 1999; as of June 30, 2000, the Company operates 11 vacation ownership resorts, with 10 in active sales.

      Consolidated Hotels EBITDA.(1) EBITDA for the Company’s owned, leased and consolidated joint venture hotels increased $53 million or 18.3% to $343 million for the three months ended June 30, 2000 when compared to $290 million in the corresponding period in 1999. This increase was primarily due to an increase in EBITDA at the Company’s Comparable Owned Hotels, which increased $43 million or 14.8% to $334 million. Additionally, the opening of the W hotels in San Francisco and Seattle and the acquisition of the Sheraton Hamilton in Ontario contributed to this increase, offset by the sales of the Westin Central Park South and the Ritz Carlton in Kansas City.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $111 million and $38 million for the three months ended June 30, 2000 and 1999, respectively. The increase in selling, general, administrative and other expenses is due primarily to the costs of the timeshare operations included in the Company’s results for the three months ended June 30, 2000, due to the acquisition of Starwood Vacation Ownership, Inc. in October 1999.

      Depreciation and Amortization. Depreciation and amortization expense increased to $123 million in the three months ended June 30, 2000 compared to $117 million in the corresponding period of 1999. The increase in depreciation and amortization expense for the three months ended June 30, 2000 was primarily attributable to the acquisition of Starwood Vacation Ownership, Inc. in October 1999 and increased depreciation expense at the Company’s owned hotels resulting from the opening of the W hotels in San Francisco and Seattle and the acquisition of the Sheraton Hamilton in Ontario as well as the extensive renovation program, offset by suspended depreciation expense on hotels held for sale as of June 30, 2000.

      Net Interest Expense. Interest expense for the three months ended June 30, 2000 and 1999, which is net of interest income of $6 million and $3 million, respectively, and discontinued gaming operations allocations of $3 million and $40 million, respectively, decreased to $112 million from $121 million. This decrease was due primarily to the paydown of debt with approximately $3.0 billion of cash proceeds from the Caesars sale (interest on $2.1 billion of allocated debt was reflected in discontinued operations and thereby excluded from net interest expense in 1999), offset by additional borrowings during 1999 and 2000 for capital expenditures and the acquisition of the CIGA minority interest.

      Income Tax Expense. The effective income tax rate for the second quarter of 2000 decreased to 34.8% compared to 37.5% (excluding a one-time tax benefit of $37 million attributable to the resolution of certain employment related contingencies) in the corresponding quarter in 1999. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

Discontinued Operations

      Results for the Company’s gaming operations (including Caesars and the Desert Inn) are included in discontinued operations in the three months ended June 30, 1999. Results for the Desert Inn are included in discontinued operations through June 23, 2000. The gaming operations net loss was $4 million and $10 million for the three months ended June 30, 2000 and 1999, respectively, including the allocation of pretax interest expense of $3 million and $40 million, respectively.

      Due to the sale of Caesars in December 1999, gaming revenues decreased to $28 million for the three months ended June 30, 2000 when compared to $384 million in the corresponding period of 1999, and gaming operating income for the three months ended June 30, 2000 decreased to a loss of $1 million when compared to operating income of $34 million for the same period of 1999.

(1)	EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

Continuing Operations

      Revenues. Revenues increased 18.4% to $2.159 billion for the six months ended June 30, 2000 when compared to the corresponding period in 1999. The increase in revenues was due to the 10.5% increase in revenues for the Company’s owned, leased and consolidated joint venture hotels to $1.814 billion for the six months ended June 30, 2000 when compared to $1.641 billion in the corresponding period of 1999 and the increase in other hotel and leisure revenues to $345 million for the six months ended June 30, 2000 when compared to $182 million in the corresponding period of 1999.

      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to the increased revenues at the Company’s Comparable Owned Hotels. Comparable Owned Hotel revenues increased to $1.760 billion for the six months ended June 30, 2000 when compared to $1.629 billion in the same period of 1999. This increase is due primarily to an increase in REVPAR and the completion of a major renovation of the Sheraton hotel in Boston, Massachusetts. Additionally, revenues increased due to the opening of the W hotels in San Francisco and Seattle in the second and third quarters of 1999, respectively, and the acquisition of the Sheraton Hamilton, Ontario in April 2000, offset, in part, by the sales of the Westin Central Park South in New York and the Ritz Carlton in Kansas City in July 1999 and November 1999, respectively. REVPAR at 134 Same-Store Hotels increased 7.8% to $116.39 for the six months ended June 30, 2000 when compared to the corresponding 1999 period. The increase in REVPAR at these hotels was attributed to an increase in ADR of 4.5% to $162.10 for the six months ended June 30, 2000 when compared to the corresponding 1999 period. Occupancy for these 134 Same-Store Hotels rose to 71.8% from 69.6% in the six months ended June 30, 2000 when compared to the same period in 1999. REVPAR at Same-Store Hotels in North America increased 11.3% for the six months ended June 30, 2000 when compared to the same period of 1999. REVPAR at the Company’s international Same-Store Hotels decreased 0.3% for the six months ended June 30, 2000 when compared to the same period of 1999 due primarily to the unfavorable effect of foreign currency translation.

      The increase in other hotel and leisure revenues resulted primarily from the acquisition of Starwood Vacation Ownership, Inc. in October 1999. The increase is also due to the addition of hotels to the Company’s management and franchise system and the stronger performance at the Company’s existing managed and franchised hotels.

      Consolidated Hotels EBITDA. EBITDA for the Company’s owned, leased and consolidated joint venture hotels increased $77 million or 14.8% to $596 million for the six months ended June 30, 2000 when compared to $519 million in the corresponding period in 1999. This increase was primarily due to an increase in EBITDA at the Company’s Comparable Owned Hotels, which increased $55 million or 10.4% to $580 million. Additionally, the opening of the W hotels in San Francisco and Seattle during the second and third quarters of 1999, respectively, and the acquisition of the Sheraton Hamilton, Ontario in April 2000 contributed to the overall increase, offset by the sales of the Westin Central Park South and the Ritz Carlton in Kansas City.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $215 million and $86 million for the six months ended June 30, 2000 and 1999, respectively. The increase in selling, general, administrative and other expenses is due primarily to the costs of the timeshare operations included in the Company’s results for the six months ended June 30, 2000, due to the acquisition of Starwood Vacation Ownership, Inc. in October 1999.

      Depreciation and Amortization. Depreciation and amortization expense increased to $246 million in the six months ended June 30, 2000 compared to $236 million in the corresponding period of 1999. The increase in depreciation and amortization expense for the six months ended June 30, 2000 was primarily attributable to the acquisition of Starwood Vacation Ownership, Inc. in October 1999 and increased depreciation expense at the Company’s owned hotels resulting from the opening of the W hotels in San Francisco and Seattle and the acquisition of the Sheraton Hamilton, Ontario in April 2000 as well as an extensive renovation program, offset by the sale of certain hotel assets since June 30, 1999 and suspended depreciation expense on hotels held for sale as of June 30, 2000.

      Net Interest Expense. Interest expense for the six months ended June 30, 2000 and 1999, which is net of interest income of $9 million and $6 million, respectively, and discontinued gaming operations allocations of $6 million and $80 million, respectively, decreased to $223 million from $243 million. This decrease was due primarily to the paydown of debt with approximately $3.0 billion of cash proceeds from the Caesars sale (interest on $2.1 billion of allocated debt was reflected in discontinued operations and thereby excluded from net interest expense in 1999), offset by additional borrowings during 1999 and 2000 for Share repurchases, capital expenditures and the acquisition of the CIGA minority interest.

      Income Tax Expense. The effective income tax rate for the first six months of 2000 was 35.0%. As a result of the Reorganization, the tax provision for the six months ended June 30, 1999 included a $936 million one-time charge to establish a deferred tax liability related to the difference between the book and tax basis in the assets of the Trust. Excluding this charge and a one-time tax benefit of $37 million attributable to the resolution of certain employment related contingencies, the Company’s effective tax rate for the six months ended June 30, 1999 was 37.5%. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

Discontinued Operations

      During the first quarter of 1999, the Company provided for estimated after-tax losses on the Gaming Dispositions of $180 million ($158 million pretax), which included anticipated operating results through the expected closing date. In addition, the Company recorded, on an after-tax basis, a $173 million gain on the sale of the Company’s remaining interest in ITT Educational Services, Inc. during the first quarter of 1999.

      Results for the Company’s gaming operations (including Caesars and the Desert Inn) are included in discontinued operations in the six months ended June 30, 1999. Results for the Desert Inn are included in discontinued operations through June 23, 2000. The gaming operations net loss was $8 million and $10 million for the six months ended June 30, 2000 and 1999, respectively, including the allocation of pretax corporate interest expense of $6 million and $80 million, respectively.

      Due to the sale of Caesars in December 1999, gaming revenues decreased to $57 million for the six months ended June 30, 2000 when compared to $762 million in the corresponding period of 1999, and operating income for the six months ended June 30, 2000 decreased to a loss of $3 million when compared to operating income of $78 million for the same period of 1999.

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company’s revenues historically have been lower in the first quarter than in the second, third or fourth quarters.

Same-Store Hotels Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood’s hotel revenues. Starwood expects to continue renovating its owned, leased and consolidated joint venture hotels in 2000 as it pursues its brand and quality strategies.

      The following table summarizes average occupancy, ADR and REVPAR for the Company’s Same-Store Hotels for the three and six months ended June 30, 2000 and 1999. The results for the three and six months represent results for 152 and 134, respectively, owned, leased and consolidated joint venture hotels (excluding 15 and 33, respectively, hotels under significant renovation or for which comparable results are not available).

	Three Months Ended
	June 30,

	2000	1999	Variance

Worldwide (152 hotels with approximately 48,000 rooms)

REVPAR	$119.83	$110.29	8.6%

ADR	$159.73	$151.89	5.2%

Occupancy	75.0%	72.6%	2.4

North America (106 hotels with approximately 35,000 rooms)

REVPAR	$118.31	$104.88	12.8%

ADR	$154.08	$143.54	7.3%

Occupancy	76.8%	73.1%	3.7

International (46 hotels with approximately 13,000 rooms)

REVPAR	$124.05	$125.25	(1.0)%

ADR	$176.79	$175.53	0.7%

Occupancy	70.2%	71.4%	(1.2)

	Six Months Ended
	June 30,

	2000	1999	Variance

Worldwide (134 hotels with approximately 43,000 rooms)

REVPAR	$116.39	$107.97	7.8%

ADR	$162.10	$155.13	4.5%

Occupancy	71.8%	69.6%	2.2

North America (89 hotels with approximately 31,000 rooms)

REVPAR	$116.12	$104.31	11.3%

ADR	$158.41	$149.50	6.0%

Occupancy	73.3%	69.8%	3.5

International (45 hotels with approximately 12,000 rooms)

REVPAR	$117.08	$117.46	(0.3)%

ADR	$172.42	$169.80	1.5%

Occupancy	67.9%	69.2%	(1.3)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, capital expenditures and distribution payments by the Trust. The Company anticipates that cash flow provided by operating activities will be sufficient to service short-term and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including all distributions to shareholders by the Trust. The Trust’s annual dividend increased 15% in 2000 to $0.69 per Share. The second quarter dividend of $0.1725 per Share was paid in July 2000 to shareholders of record as of June 30, 2000.

      As a result of the Reorganization, Starwood pays significantly more in federal income taxes and has the ability to retain significantly more earnings than previously the case. Starwood anticipates its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund maintenance, capital expenditures and acquisitions.

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

      In December 1999, the Company completed the sale of Caesars for approximately $3.0 billion in cash; in June 2000, the Company completed the sale of the Desert Inn for approximately $270 million in cash. The Company used these cash proceeds and cash repatriated from overseas operations to immediately pay off $2.5 billion of increasing rate notes and to reduce its bank revolver by approximately $770 million, offset by additional borrowings used to complete the acquisition of CIGA and other investing and financing activities.

      Cash proceeds from non-core asset sales will be used to retire debt, repurchase Shares and provide for general corporate purposes. During the six months ended June 30, 2000, the Company sold three hotels for aggregate proceeds of approximately $22 million.

      Following is a summary of the Company’s debt portfolio as of June 30, 2000:

		Amount
	Amount of	Outstanding at		Interest Rate at	Average
	Facility	June 30, 2000	Interest Terms	June 30, 2000	Maturity

	(Dollars in millions)

Floating Rate Debt

Senior Credit Facility:

Five-Year Term Loan	$1,000	$975	LIBOR+0.75%	7.39%	2.7 years

Revolving Credit Facility	1,100	352	LIBOR+0.75%	7.39%	2.7 years

Senior Secured Notes Facility:

Tranche II Loans	1,000	1,000	LIBOR+2.75%	9.39%	2.7 years

Mortgages and other		407	Various	7.45%	4.0 years

Long-term interest rate swaps		(1,058)		7.39%	—

Total/average		$1,676		8.60%	2.8 years

Fixed Rate Debt

ITT public debt		$1,996		6.79%	7.1 years

Mortgages and other		914		7.30%	12.1 years

Long-term interest rate swaps		1,058		6.77%	—

Total/average		$3,968		6.90%	8.7 years

Total Debt

Total debt and average terms		$5,644		7.41%	5.8 years

      Starwood has a substantial amount of indebtedness and a working capital deficiency of $1.029 billion at June 30, 2000. Starwood has no significant debt maturing until November 2000, at which time $700 million of the ITT public debt is due. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Senior Credit Facility (approximately $700 million at June 30, 2000) and capacity from additional borrowings (such as the Euro 270 million borrowing discussed in Note 8 to the financial statements) and proceeds from non-core asset sales, will be adequate to meet the Company’s anticipated requirements for working capital, capital expenditures, marketing and advertising expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future, including at least the next three years. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest on or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and leisure industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control. There can be no assurance that sufficient funds will be available to enable Starwood to service its indebtedness or to make necessary capital expenditures, marketing and advertising expenditures and program and other discretionary investments.

Stock Sales and Repurchases

      Pursuant to the Share repurchase program, the Company repurchased 805,000 Shares in the open market at an average purchase price of $24.10 during the six months ended June 30, 2000. Under the 1998 Board-approved Share repurchase program, at June 30, 2000, the Company has approximately $280 million remaining authorization to repurchase Shares.

OTHER MATTERS

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in the Company’s Joint Annual Report on Form 10-K regarding the Company’s market risk.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

      The Company is involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

      Pursuant to the Share repurchase program, the Company repurchased approximately 805,000 Shares in the open market at an average purchase price of $24.10 during the six months ended June 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

      On May 24, 2000, Starwood held its 2000 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Jean-Marc Chapus, Jonathan D. Eilian and Barry S. Sternlicht; (ii) approved a stockholder proposal recommending the discontinuance of Starwood’s Classified Board; and (iii) ratified the re-appointment of Arthur Andersen LLP as Starwood’s independent auditors. Messrs. Madison F. Grose, Eric Hippeau, Earle F. Jones, George J. Mitchell, Daniel W. Yih, Bruce W. Duncan, Michael A. Leven, Stephen R. Quazzo, Daniel H. Stern and Raymond S. Troubh continued to serve as Directors following the annual meeting.

      The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter:

	Votes For	Votes Withheld

Election of Directors:

Jean-Marc Chapus	163,501,644	8,962,302

Jonathan D. Eilian	163,444,233	9,019,713

Barry S. Sternlicht	156,744,732	15,719,214

	Votes For	Votes Against	Abstentions	Votes Withheld

Discontinuance of Classified Board	88,066,970	55,861,496	1,535,444	27,000,036

Ratification of Auditors	171,756,196	296,617	411,133	—

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Declaration of Trust of the Trust, as amended through April 16, 1999.(1)
10.1	Employment Agreement, dated as of April 7, 2000, between the Corporation and David Norton.(1)
27.1	Financial Data Schedule for the Corporation.(1)
27.2	Financial Data Schedule for the Trust.(1)

(1)	Filed herewith.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter of 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ RONALD C. BROWN

Ronald C. Brown
Executive Vice President and
Chief Financial Officer

STARWOOD HOTELS & RESORTS

By:	/s/ RONALD C. BROWN

Ronald C. Brown
Vice President and Chief Financial
and Accounting Officer

Date: August 11, 2000

Exhibit
Number	Description

3.1	Amended and Restated Declaration of Trust of the Trust, as amended through April 16, 1999.(1)
10.1	Employment Agreement, dated as of April 7, 2000, between the Corporation and David Norton.(1)
27.1	Financial Data Schedule for the Corporation.(1)
27.2	Financial Data Schedule for the Trust.(1)

(1)  Filed herewith