Form 10-K405
period 2000-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2001-03-30
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Joint Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

OR

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

None

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 23, 2001, the aggregate market value of the Registrants’ voting and non-voting common equity held by non-affiliates (for purposes of this Joint Annual Report only, includes all shares other than those held by the Registrants’ Directors, Trustees and executive officers) was $6,134,418,023.

      As of March 23, 2001, the Corporation had outstanding 197,685,079 Corporation Shares and the Trust had outstanding 197,685,079 Class B Shares and 100 Class A shares of beneficial interest, par value $0.01 per share (“Class A Shares”).

      For information concerning ownership of shares, see the Proxy Statement for the Corporation’s Annual Meeting of Stockholders that is currently expected to be held on May 18, 2001 (the “Proxy Statement”), which is incorporated by reference under various Items of this Joint Annual Report.

Document Incorporated by Reference:

Document	Where Incorporated

Proxy Statement	Part III (Items 11 and 12)

      This Joint Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”), and its subsidiary, Starwood Hotels & Resorts, a Maryland real estate investment trust (the “Trust”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), but excluding the Trust; all references herein to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the “Realty Partnership”); and all references to “Starwood” or the “Company” refer to the Corporation, the Trust and their respective subsidiaries, collectively. The shares of common stock, par value $0.01 per share, of the Corporation (“Corporation Shares”) and the Class B shares of beneficial interest, par value $0.01 per share, of the Trust (“Class B Shares”) are attached and trade together and may be held or transferred only in units consisting of one Corporation Share and one Class B Share (a “Share”). Prior to the reorganization of Starwood (the “Reorganization”) on January 6, 1999, the common shares of beneficial interest, par value $0.01 per share, of the Trust (“Trust Shares”) were traded together with the Corporation Shares as “Paired Shares,” just as the Class B Shares and the Corporation Shares are currently traded as Shares. Unless otherwise stated herein, all information with respect to Shares refers to Shares on and since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

PART I

Forward-Looking Statements

      This Joint Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Joint Annual Report, including, without limitation, the section of Item 1, “Business,” captioned “Business Strategy” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements may include statements regarding the intent, belief or current expectations of Starwood, its Directors or Trustees or its officers with respect to the matters discussed in this Joint Annual Report. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements including, without limitation, the risks and uncertainties set forth below. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Risks Relating to Hotel and Resort Operations

      We Are Subject to All the Operating Risks Common to the Hotel and Leisure Industry. Operating risks common to the hotel and leisure industry include:

•	changes in general economic conditions;

•	decreases in the level of demand for rooms and related services;

•	cyclical over-building in the hotel and leisure industry;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations;

•	changes in travel patterns; and

•	changes in operating costs including, but not limited to, energy and labor costs.

      In addition, our hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace us if certain financial or performance criteria are not met. Our ability to meet these financial and performance criteria is subject to, among other things, the risks described in this section. Additionally, our operating results would be adversely affected if we could not maintain existing management, franchise or representation agreements or obtain new agreements on favorable terms.

      We Must Compete for Customers. The hotel and leisure industry is highly competitive. Our properties compete for customers with other hotel and resort properties, and, with respect to our vacation ownership resorts, with owners reselling their vacation ownership interests (“VOIs”), in their geographic markets. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

      We Must Compete for Properties. We compete with other hotel and leisure companies for properties. Some of these competitors may have substantially greater financial resources than we do and may be able to pay more to acquire properties than we are able to pay. In addition, competition for properties may increase the cost of acquiring properties.

      The Hotel and Leisure Industry Is Seasonal in Nature. The hotel and leisure industry is seasonal in nature; however, the periods during which we experience higher revenue vary from property to property and depend principally upon location. Our revenue historically has been lower in the first quarter than in the second, third or fourth quarters.

      The Hotel and Leisure Business Is Capital Intensive. In order for our properties to remain attractive and competitive, we have to spend money periodically to keep them well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent expenditures cannot be funded from cash generated by our operations, we may be required to borrow or otherwise obtain these funds. Accordingly, our financial results may be sensitive to the cost and availability of funds.

      Real Estate Investments Are Subject to Numerous Risks. Because we own and lease hotels and resorts, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate, zoning or tax laws can make it more expensive and/ or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition, as well as on our ability to make distributions to our shareholders. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

      Hotel and Resort Development Is Subject to Timing, Budgeting and Other Risks. We intend to develop hotel and resort properties as suitable opportunities arise. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	so-called “acts of God” such as earthquakes, hurricanes, floods or fires that could adversely impact a project; and

•	governmental restrictions on the nature or size of a project.

We cannot assure you that any development project will be completed on time or within budget.

      Our Vacation Ownership Business Is Subject to Extensive Regulation and Risk of Default. We market and sell VOIs, which typically entitle the buyer to ownership of a fully-furnished resort unit for a one-week period on either an annual or an alternate-year basis. We also acquire, develop and operate vacation ownership resorts, and provide financing to purchasers of VOIs. These activities are all subject to extensive regulation by the federal government and the states in which vacation ownership resorts are located and in which VOIs are marketed and sold. In addition, the laws of most states in which we sell VOIs grant the purchaser of this type of interest the right to rescind the purchase contract at any time within a statutory rescission period. Although we believe that we are in material compliance with all applicable federal, state, local and foreign laws and regulations to which vacation ownership marketing, sales and operations are currently subject, changes in these requirements or a determination by a regulatory authority that we were not in compliance could adversely affect us. Additionally, if the purchaser of a VOI defaults, we may not have recovered our marketing, selling, and general and administrative costs related to the sale of the VOI.

      Environmental Regulations Could Make Us Liable for Cleaning Up Hazardous Substances. Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate certain of our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under or in property we currently own or operate or that we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead- or asbestos-containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Finally, certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property.

      General Economic Conditions May Negatively Impact Our Results. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. As a result, recessions or other general economic conditions may have a negative impact on our results of operations. In addition, a tightening of the labor markets in one or more geographic regions may result in fewer and/ or less qualified applicants for job openings in our facilities and higher wages.

      International Operations Are Subject to Special Political and Monetary Risks. We have significant international operations which as of December 31, 2000 included 109 owned, managed or franchised properties in Europe (including 30 properties with majority ownership); 35 owned, managed or franchised properties in Latin America (including 15 properties with majority ownership); 71 owned, managed or franchised properties in the Asia Pacific region (including 4 properties with majority ownership); and 54 managed or franchised properties in the Africa/ Middle East region (no properties with majority ownership). International operations generally are subject to various political and other risks that are not present in U.S. operations. These risks include the risk of war or civil unrest, expropriation and nationalization. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the relatively large number of properties we own, our international properties are geographically diversified and are not concentrated in any particular region.

      We Are Uncertain What Long-Term Effect the Adoption of the Euro Will Have on Us. On January 1, 1999, 11 of the 15 member countries of the European Union (the “Participating Countries”) established fixed conversion rates between their existing sovereign currencies and the Euro. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in substantially all of the Participating Countries. The effect on the Company of the adoption of the Euro by the Participating Countries in which it operates is currently uncertain. However, it is possible that the Euro adoption will result in increased competition within the European market. In addition, a number of the Company’s information systems are not currently Euro compliant. The Company is currently in the process of updating its information systems to make them Euro compliant. As of the date of this filing, five properties have converted to the Euro without any significant impact to the properties’ operations or information systems; however, there is no assurance that the Company or third-party vendors of applications used by the Company will successfully bring all of its systems into compliance. Failure of the Company to do so could result in disruptions in the processing of transactions in Euros or computed by reference to the Euro.

Acquisition Opportunities

      We intend to make acquisitions that complement our business. There can be no assurance, however, that we will be able to identify acquisition candidates or complete acquisitions on commercially reasonable terms or at all. If additional acquisitions are made, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions, or that the ability to obtain such financing will not be restricted by the terms of our current debt agreements.

Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk

      Instead of acquiring or developing hotels and resorts directly, we have from time to time invested, and may continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Although we generally seek to maintain sufficient control of any joint venture, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

Disposition Opportunities

      We periodically review our business with the view to identifying properties or other assets that we believe no longer complement our business. There can be no assurance, however, that if we identify such properties that we will be able to complete dispositions on commercially reasonable terms or at all. In particular, we have announced our expectation to market our CIGA S.p.A. (“CIGA”) portfolio of 22 hotels for sale, potentially encumbered by our management agreements, in whole or in part during 2001. There is, however, no guarantee that such a sale will materialize or be consummated within our projected time frame, and if consummated, there is no guarantee of the terms of any such transaction.

Debt Financing

      As a result of incurring debt, we are subject to the following risks associated with debt financing: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest; (ii)

the risk that (to the extent that we maintain floating rate indebtedness) interest rates will fluctuate; and (iii) risks resulting from the fact that the agreements governing our loan and credit facilities contain covenants imposing certain limitations on our ability to acquire and dispose of assets. In addition, although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancings will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us; (ii) a substantial decrease in operating cash flow or an increase in our expenses could make it difficult for us to meet our debt service requirements and force us to modify our operations; and (iii) our higher level of debt and resulting interest expense may place us at a competitive disadvantage with respect to certain competitors with lower amounts of indebtedness and/ or higher credit ratings. While our senior debt is currently rated investment grade by two of the rating agencies, there can be no assurance we will be able to maintain this rating. In the event our senior debt is not investment grade, we would incur higher borrowing costs and would become subject to more restrictive covenants under our current loan agreement.

Certain Interests

      Barry S. Sternlicht is the Chairman and Chief Executive Officer the Corporation and the Trust. Mr. Sternlicht also serves as the President and Chief Executive Officer of, and may be deemed to control, Starwood Capital Group, L.L.C. (“Starwood Capital”), a real estate investment firm. Madison F. Grose is a member of the board of the Corporation and the Trust and is also an executive officer of Starwood Capital. Starwood Capital and the Company have entered into a non-compete agreement whereby Starwood Capital may not purchase a hotel property in the United States until such opportunity is first presented to the Company. See Item 13, “Certain Relationships and Related Transactions.” Although Starwood Capital is free to compete with the Company for hotel properties outside of the United States, as a matter of practice, all opportunities to purchase such properties are also first presented to the Company. In each case, the Audit Committee of the Board (or other committee of independent directors) will make a decision as to whether or not the Company will pursue the opportunity. In addition, certain officers and directors of the Company have interests in businesses that may, from time to time, do business with the Company. To the extent such individuals have a material interest in such businesses, any agreements relating thereto are subject to Audit Committee (or other committee of independent directors) approval.

Ability to Manage Rapid Growth

      Our future success and our ability to manage future growth depend in large part upon the efforts of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our growth and operating strategies.

Tax Risks

      Failure of the Trust to Qualify as a REIT Would Increase Our Tax Liability. Qualifying as a real estate investment trust (a “REIT”) requires compliance with highly technical and complex tax provisions that courts and administrative agencies have interpreted only to a limited degree. Due to the complexities of our ownership, structure and operations, the Trust is more likely than are other REITs to face interpretative issues for which there are no clear answers. Also, facts and circumstances that we do not control may affect the Trust’s ability to qualify as a REIT. The Trust believes that since the taxable year ended December 31, 1995, it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. The Trust intends to continue to operate so as to qualify as a REIT. However, the Trust cannot assure you that it will continue to qualify as a REIT. If the Trust failed to qualify as a REIT for any prior tax year, the Trust would be liable to pay a significant amount of taxes for those years. Similarly, if the Trust fails to qualify as a REIT in the future, our liability for taxes would increase.

      Additional Legislation Could Eliminate or Reduce Certain Benefits of Our Structure. On January 6, 1999, we consummated the Reorganization pursuant to an Agreement and Plan of Restructuring dated as of September 16, 1998, as amended, among the Corporation, ST Acquisition Trust, a wholly owned subsidiary of the Corporation, and the Trust. Pursuant to the Reorganization, the Trust became a subsidiary of the Corporation, which holds all the outstanding Class A shares of beneficial interest, par value $0.01 per share, of the Trust (“Class A Shares”). The Reorganization was proposed in response to the Internal Revenue Service Restructuring and Reform Act of 1998 (“H.R. 2676”), which made it difficult for us to acquire and operate additional hotels while still maintaining our former status as a “grandfathered paired share real estate investment trust.” While we believe that the Reorganization was the best alternative in light of H.R. 2676 and that our new structure does not raise the same concerns that led Congress to enact such legislation, no assurance can be given that additional legislation, regulations or administrative interpretations will not be adopted that could eliminate or reduce certain benefits of the Reorganization and have a material adverse effect on our results of operations, financial condition and prospects.

Risks Relating to Ownership of Our Shares

      No Person or Group May Own More Than 8% of Our Shares. Our governing documents provide (subject to certain exceptions) that no one person or group may own or be deemed to own more than 8% of our outstanding stock or Shares of beneficial interest, whether measured by vote, value or number of Shares. There is an exception for shareholders who owned more than 8% as of February 1, 1995, who may not own or be deemed to own more than the lesser of 9.9% or the percentage of Shares they held on that date, provided, that if the percentage of Shares beneficially owned by such a holder decreases after February 1, 1995, such a holder may not own or be deemed to own more than the greater of 8% or the percentage owned after giving effect to the decrease. We may waive this limitation if we are satisfied that such ownership will not jeopardize the Trust’s status as a REIT. In addition, if Shares which would cause the Trust to be beneficially owned by fewer than 100 persons are issued or transferred to any person, such issuance or transfer shall be null and void. This ownership limit may have the effect of precluding a change in control of us by a third party without the consent of our Board of Directors, even if such change in control would otherwise give the holders of Shares or other of our equity securities the opportunity to realize a premium over then-prevailing market prices, and even if such change in control would not reasonably jeopardize the status of the Trust as a REIT.

      At Least Two Annual Meetings Must Be Held Before a Majority of Our Board of Directors Can Be Changed. Our Board of Directors is divided into three classes. Each class is elected for a three-year term. At each annual meeting of shareholders, approximately one-third of the members of the Board of Directors are elected for a three-year term and the other directors remain in office until their three-year terms expire. Furthermore, our governing documents provide that no director may be removed without cause. Any removal for cause requires the affirmative vote of the holders of at least two-thirds of all the votes entitled to be cast for the election of directors.

      Thus, control of the Board of Directors cannot be changed in one year without removing the directors for cause as described above. Consequently, at least two annual meetings must be held before a majority of the members of the Board of Directors can be changed. Our charter provides that the charter cannot be amended without the approval of the holders of at least a majority of the outstanding Shares entitled to vote thereon.

      Our Board of Directors May Issue Preferred Stock and Establish the Preferences and Rights of Any Such Preferred Stock. Our charter provides that the total number of Shares of stock of all classes which the Corporation has authority to issue is 1,350,000,000, initially consisting of one billion Shares of common stock, 50 million Shares of excess common stock, 200 million Shares of preferred stock and 100 million Shares of excess preferred stock. Our Board of Directors has the authority, without a vote of shareholders, to establish the preferences and rights of any preferred or other class or series of Shares to be issued and to issue such Shares. The issuance of preferred shares or other shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of our shareholders. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, our Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of our Shares.

      Certain Provisions of Our Charter May Require the Approval of Two-Thirds of Our Shares and Only Our Directors May Amend Our Bylaws. Our charter contains provisions relating to restrictions on transferability of the Corporation Shares, which may be amended only by the affirmative vote of our shareholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, our Bylaws provide that directors have the exclusive right to amend our Bylaws.

      Our Shareholder Rights Plan Would Cause Substantial Dilution to Any Shareholder That Attempts to Acquire Us on Terms Not Approved by Our Board of Directors. We adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us a newly created series of junior preferred stock, subject to the ownership limit described above. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding Corporation Shares or (ii) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 15% or more of our outstanding Corporation Shares. The preferred stock purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

Risks Relating to Acts of God and War

      Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Some types of losses, such as from earthquake and environmental hazards may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel or resort, as well as the anticipated future revenue from the hotel or resort. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars, political unrest and other forms of civil strife have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

Item 1.  Business.

General

      Starwood is one of the world’s largest hotel and leisure companies. The Company conducts its hotel and leisure business both directly and through its subsidiaries. The Company’s brand names include Sheraton®, Westin®, The Luxury Collection®, St. Regis®, W® and Four Points® by Sheraton. Through these brands, Starwood is well represented in most major markets around the world.(1)

      The Company’s revenue and earnings are derived primarily from hotel and leisure operations, which include the operation of the Company’s owned hotels; management fees earned from hotels the Company manages pursuant to long-term management contracts; the receipt of franchise fees; and the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs in the resorts and providing financing to customers who purchase such interests.

      The Company’s hotel and leisure business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. Starwood seeks to acquire interests in or management rights with respect to properties in this segment. In the first quarter of 1998, Starwood completed two major transactions: the acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) (the “Westin Merger”) and the acquisition of ITT Corporation, currently Sheraton Holding Corporation (“Sheraton Holding”), (the “ITT Merger”). For further discussion of the ITT Merger and the Westin Merger, see the notes to financial statements of this Joint Annual Report. At December 31, 2000, the

(1)	The Company owns or has rights to various trademarks, trade names and service marks used in our business, including those listed above, and related logos. This Joint Annual Report also includes trademarks, trade names and service marks owned by other companies.

Company’s portfolio of owned, managed and franchised hotels totaled 738 hotels with approximately 227,000 rooms in 80 countries. This portfolio is comprised of 162 hotels that Starwood owns or leases or in which Starwood has a majority equity interest (substantially all of which hotels Starwood also manages), 263 hotels managed by Starwood on behalf of third-party owners (including entities in which Starwood has a minority equity interest) and 313 hotels for which Starwood receives franchise fees. Additionally, the Company is currently selling VOI inventory at 12 resorts.

      The Trust was organized in 1969, and the Corporation was incorporated in 1980, both under the laws of Maryland.

      The Company’s principal executive offices are located at 777 Westchester Avenue, White Plains, New York 10604, and its telephone number is (914) 640-8100.

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

Competitive Strengths

      Management believes that the following factors contribute to the Company’s position as a leader in the lodging industry and provide a foundation for the Company’s business strategy:

      Brand Strength. Starwood believes that it has strong brand leadership in major markets worldwide based on the global recognition of the Company’s lodging brands. The strength of the Company’s brands is evidenced, in part, by the superior ratings received from the Company’s hotel guests and from industry publications. For example, Starwood was designated as the “World’s Best Global Hotel Company” by Global Finance magazine in their September 2000 issue. Also, for the second year in a row, Westin was named number one in the upper-upscale category of Business Travel News’ 2000 Survey of Top Hotel Chains. With the Company’s well known lodging brands, Starwood benefits from a luxury and upscale branding strategy that provides strong operating performance from new customer penetration and customer loyalty. During 2000 and 1999, Starwood converted five and six, respectively, of its owned hotels, which had been operated on a non-branded or non-proprietary-branded basis, to proprietary brands owned by the Company. These conversions have enhanced and expanded the Company’s global presence and brand recognition. In 2000, the Company also added an additional 76 hotels with approximately 17,981 rooms to its branded hotel system. In total, approximately 1,327 rooms were added to its newest brand, W. The W San Francisco recently won Hospitality Design Magazine’s 2000 Gold Key Award as best in the “Lobby/ Reception” category and was a finalist in the “Guestroom” category.

      Frequent Guest Program. The Company’s loyalty program, Starwood Preferred Guest® (“SPG”), was awarded the 1999 Hotel Program of the year by consumers via the prestigious Freddie Awards. SPG, despite being the newest hotel loyalty program in the industry, also received awards for Best Customer Service, Best Web Site, Best Elite-Level Program and Best Award Redemption. SPG, deemed unique in the hotel and leisure industry for its policy of no blackout dates and no capacity controls, enables members to redeem stays when they want and where they want, a feature not offered by competitors.

      Significant Presence in Top Markets. The Company’s luxury and upscale hotel and resort assets are well positioned in North America, Europe, Asia, Latin America and Africa. These assets are primarily located in major cities and resort areas that management believes have historically demonstrated a strong breadth, depth and growing demand for luxury and upscale hotels and resorts, in which the supply of sites suitable for hotel development has been limited and in which development of such sites is relatively expensive.

      Premier and Distinctive Properties. Starwood controls a distinguished and diversified group of hotel properties throughout the world, including The St. Regis in New York, New York; The Phoenician in Scottsdale, Arizona; the Hotel Danieli in Venice, Italy; and the Westin Palace in Madrid, Spain. These are among the leading hotels in the industry and are at the forefront of providing the highest quality and service. The Condé Nast Traveler Magazine 2000 Gold List Readers’ Choice Poll included 33 Starwood properties as part of the top 462 places to stay in the world. Starwood owns or manages more Gold List winners than any other hotel company in the world.

      Scale. As one of the largest hotel and leisure companies focusing on the luxury and upscale full-service lodging market, Starwood has the scale to support its core marketing and reservation functions. The Company also believes that its scale will contribute to lowering its cost of operations through purchasing economies in such areas as insurance, energy, telecommunications, employee benefits, food and beverage, furniture, fixtures and equipment and operating supplies.

      Diversification of Cash Flow and Assets. Management believes that the diversity of the Company’s brands, market segments served, revenue sources and geographic locations provides a broad base from which to enhance revenue and profits and to strengthen the Company’s global brands. This diversity limits the Company’s exposure to any particular lodging asset, brand or geographic region.

      While Starwood focuses on the luxury and upscale portion of the full-service lodging market, the Company’s brands cater to a diverse group of sub-markets within this market. For example, the St. Regis caters to high-end hotel and resort clientele while Four Points by Sheraton hotels deliver amenities at more affordable rates. Management believes that the diversity of the Company’s brands and customer base reduces the likelihood of competition for customers at any one of the Company’s hotels from other hotels within its portfolio. Instead, management believes that this diversity serves to increase the Company’s market share within markets where Starwood operates more than one brand.

      Starwood derives its cash flow from multiple sources, including owned hotels, management and franchise fees, and VOI sales, and is geographically diverse with operations on six continents. The following table reflects the Company’s properties by revenue source as of December 31, 2000:

Number of
Properties

Owned hotels(a)	162

Managed and franchised hotels	526

Unconsolidated joint ventures	50

Total hotel properties	738

Vacation ownership resorts	12

(a)	Includes wholly owned, majority owned and leased hotels.

     The following table shows the Company’s geographical presence by major geographic area for the year ended December 31, 2000:

Number of
Properties

North America(a)	469

Europe	109

Latin America	35

Asia Pacific	71

Africa and the Middle East	54

Total	738

(a)	Excludes 12 vacation ownership resorts.

Business Segment and Geographical Information

      Incorporated by reference in Note 19, “Business Segment and Geographical Information,” in the notes to financial statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

Business Strategy

      The Company’s primary business objective is to maximize earnings and cash flow by increasing the profitability of the Company’s existing portfolio; selectively acquiring interests in additional assets; increasing the number of the Company’s hotel management contracts and franchise agreements; acquiring, developing and selling VOIs; and maximizing the value of its owned real estate properties, including selectively disposing of non-core hotels and “trophy” assets that may be sold at significant premiums. The Company plans to meet these objectives by leveraging its global assets, broad customer base and other resources and by taking advantage of the Company’s scale to reduce costs.

      Growth Opportunities. Management has identified several growth opportunities with a goal of enhancing the Company’s operating performance and profitability, including:

•	Refining the positioning of the Company’s brands to further its strategy of strengthening brand identity. By re-branding certain owned hotels to one of Starwood’s proprietary brands, Starwood will seek to further solidify its brand reputation and market presence, leading to enhanced revenue per available room (“REVPAR”) performance;

•	Continuing to expand the Company’s role as a third-party manager of hotels and resorts. This allows Starwood to expand the presence of its lodging brands and gain additional cash flow generally with modest capital commitment;

•	Franchising the Sheraton, Westin and Four Points by Sheraton brands to selected third-party operators, thereby expanding the Company’s market presence, enhancing the exposure of its hotel brands and providing additional income through franchise fees;

•	Expanding the Company’s Internet presence and sales capabilities to increase revenue and improve customer service;

•	Continuing to grow the Company’s frequent guest program, thereby increasing occupancy rates while providing the Company’s customers with benefits based upon loyalty to the Company’s hotels;

•	Enhancing the Company’s marketing efforts by integrating the Company’s proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

•	Optimizing the Company’s use of its real estate assets to improve ancillary revenue, such as restaurant, beverage and parking revenue from the Company’s hotels and resorts;

•	Continuing to build the new “W” hotel brand to appeal to upscale business travelers and other customers seeking full-service hotels in major markets;

•	Developing additional vacation ownership resorts near select hotel locations, thereby allowing us to leverage our owned hotel assets; and

•	Becoming the first hospitality company in the world to embrace Six Sigma, the internationally recognized program that dramatically accelerates and maximizes business performance. This initiative is expected to deliver significant long-term financial benefits.

      Starwood intends to explore opportunities to expand and diversify the Company’s hotel portfolio through minority investments and selective acquisitions of properties domestically and internationally that meet some or all of the following criteria:

•	Luxury and upscale hotels and resorts in major metropolitan areas and business centers;

•	Major tourist hotels, destination resorts or conference centers that have favorable demographic trends and are located in markets with significant barriers to entry or with major room demand generators such as office or retail complexes, airports, tourist attractions or universities;

•	Undervalued hotels whose performance can be increased by re-branding to one of the Company’s hotel brands, the introduction of better and more efficient management techniques and practices and/or the injection of capital for renovating, expanding or repositioning the property; and

•	Portfolios of hotels or hotel companies that exhibit some or all of the criteria listed above, where the purchase of several hotels in one transaction enables Starwood to obtain favorable pricing or obtain attractive assets that would otherwise not be available.

      Starwood may also selectively choose to develop and construct desirable hotels and resorts to help the Company meet its strategic goals, such as the development of the W Times Square, the conversion of the Days Inn Chicago to the W Lakeshore and the conversion of the Midland Hotel to the W Chicago, all expected to be completed in the second half of 2001.

Competition

      The hotel and leisure industry is highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. Management believes that Starwood competes favorably in these areas. Starwood’s properties compete with other hotels and resorts, including facilities owned by local interests and facilities owned by national and international chains, in their geographic markets. The principal competitors of Starwood include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands.

      Starwood encounters strong competition as a hotel and resort operator and developer. There are over 500 hotel management companies in the United States, including several that operate more than 100 properties. While some of the Company’s competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners, under a variety of brands that compete directly with the Company’s brands. In addition, hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

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

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher revenue activities vary from property to property and depend principally upon location. The Company’s revenues and EBITDA(1) historically have been lower in the first quarter than in the second, third or fourth quarters.

Comparability of Owned Hotel Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can initially negatively impact Starwood’s revenues and EBITDA.

Employees

      At December 31, 2000, Starwood employed approximately 129,000 persons at its corporate offices, owned and managed hotels and vacation ownership resorts, of whom approximately 47% were employed in the United States. At December 31, 2000, approximately 33% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are good.

Item 2.  Properties.

      Starwood is one of the largest hotel and leisure companies in the world, with operations in 80 countries around the world. Starwood considers its hotels generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence arising from age and condition of facilities can adversely effect the Company’s hotels and resorts, Starwood expends substantial funds to renovate and maintain its facilities in order to remain competitive. For further information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures,” in this Joint Annual Report.

      The Company’s hotel and leisure business included 738 owned, managed or franchised hotels with approximately 227,000 rooms at December 31, 2000, predominantly under six brands: St. Regis (luxury full-service hotels and resorts), The Luxury Collection (luxury full-service hotels and resorts), Westin (luxury and

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

upscale full-service hotels and resorts), Sheraton (upscale full-service hotels and resorts), W (stylish boutique full-service urban hotels) and Four Points by Sheraton (moderately priced full-service hotels). At December 31, 2000, 162 of these hotels were owned or leased by Starwood or an entity in which Starwood has a majority equity interest, 263 were managed by Starwood on behalf of third-party owners (including entities in which Starwood has a minority equity interest) and 313 were owned and operated by franchisees using one of the Company’s brands or were otherwise represented by Starwood. Additionally, Starwood is currently selling VOI inventory at 12 resorts.

      The following table sets forth the Company’s 162 owned, leased and consolidated joint venture hotels by geographic region:

Region	Hotels	Rooms

North America(a)	113	40,934

Europe	30	6,924

Latin America	15	5,655

Asia Pacific	4	1,762

Worldwide	162	55,275

(a)	Excludes 12 vacation ownership resorts.

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

      Managed Hotels. Through its subsidiaries, Starwood manages hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which Starwood has a minority equity interest). The Company’s responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, Starwood provides reservation services and coordinates national advertising and certain marketing and promotional services. Starwood prepares and implements annual budgets for the hotels it manages and is responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. At December 31, 2000, Starwood managed 263 hotels worldwide under long-term agreements.

      Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits. In the Company’s experience, owners seek hotel managers that can provide attractively priced base, incentive, marketing and franchise fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of the Company’s management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if Starwood fails to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from Starwood to help finance hotel renovations or conversion to a Starwood brand so as to align the interests of the owner and the Company. The Company’s ability or willingness to make such investments may determine, in part, whether Starwood will be offered, will accept, or will retain a particular management contract.

      Brand Franchising. Through its subsidiaries, Starwood franchises its Sheraton, Westin and Four Points by Sheraton brand names and generally derives licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. Starwood approves certain plans for, and the location of, franchised hotels and reviews their design.

      As of December 31, 2000, there were 302 franchised properties with approximately 77,000 rooms operating under the Sheraton, Westin and Four Points by Sheraton brands.

Growth

      The following table summarizes average occupancy rates, average daily rates (“ADR”) and REVPAR on a year-to-year basis for the Company’s 122 owned, leased and consolidated joint venture hotels (excluding 36 hotels under significant renovation in 2000, 4 hotels without prior year results and 12 hotels sold during 1999 and 2000) (“Same-Store Owned Hotels”) for the years ended December 31, 2000 and 1999:

	Year Ended December 31,

	2000	1999	Variance

Worldwide (122 hotels with approximately 39,000 rooms)

REVPAR	$114.90	$107.09	7.3%

ADR	$160.55	$153.67	4.5%

Occupancy	71.6%	69.7%	1.9

North America (80 hotels with approximately 27,000 rooms)

REVPAR	$112.97	$101.76	11.0%

ADR	$154.51	$144.49	6.9%

Occupancy	73.1%	70.4%	2.7

International (42 hotels with approximately 12,000 rooms)

REVPAR	$119.53	$119.88	(0.3)%

ADR	$176.13	$176.52	(0.2)%

Occupancy	67.9%	67.9%	—

      In addition, during the year ended December 31, 2000, the Company invested approximately $544 million for capital improvements primarily at owned hotel assets, continuing the renovation program on its largest brand, Sheraton, and vacation ownership resort construction. These capital expenditures included significant new growth investment for the acquisition of land for vacation ownership project construction adjacent to the Westin Kierland Resort in Scottsdale, Arizona and 14 acres on the island of Maui, as well as the acquisition of a second fully-entitled site adjacent to the San Francisco Museum of Modern Art. Other major expenditures during 2000 and continuing into 2001 include the development of the W Times Square, the conversion of the Days Inn Chicago to the W Lakeshore and the conversion of the Midland Hotel to the W Chicago. During 2000, the Company also expanded the Westin Mission Hills Resort and completed significant renovation work at the Sheraton Bal Harbour and Westin Maui. Internationally, the 100-room expansion of the Westin Turnberry Resort in Scotland, including the addition of a second golf course and the Colin Montgomerie links golf academy, was completed. In 2000, the Company also signed management and franchise agreements for 75 hotels with approximately 16,800 rooms under its brands and began selling VOIs at four properties.

Item 3.  Legal Proceedings.

      Incorporated by reference to the description of legal proceedings in Note 18, “Commitments and Contingencies,” in the notes to financial statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

      The following table sets forth, for the fiscal periods indicated, the high and low sale prices per Share on the NYSE Composite Tape.

	High	Low

2000

Fourth quarter	$37.50	$25.56

Third quarter	$35.18	$28.26

Second quarter	$33.14	$22.88

First quarter	$27.11	$19.30

1999

Fourth quarter	$24.50	$19.50

Third quarter	$31.00	$21.75

Second quarter	$37.75	$28.00

First quarter	$34.19	$22.69

Holders

      As of March 23, 2001, there were approximately 21,000 holders of record of Shares and one holder of record (the Corporation) of the Class A Shares.

Distributions Made/ Declared

      The following table sets forth the frequency and amount of distributions made by the Trust to holders of Shares for the years ended December 31, 2000 and 1999:

	Distributions
	Made

2000

Fourth quarter	$0.1725	(a)

Third quarter	$0.1725

Second quarter	$0.1725

First quarter	$0.1725

1999

Fourth quarter	$0.15	(a)

Third quarter	$0.15

Second quarter	$0.15

First quarter	$0.15

(a)	The Trust declared distributions for the fourth quarter of 2000 and 1999 to shareholders of record on December 31, 2000 and 1999, respectively. The distributions were paid in January 2001 and 2000, respectively.

     The Corporation has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future.

      As a consequence of the Reorganization, holders of Class B Shares are entitled, subject to certain conditions, to receive a non-cumulative annual dividend, which was set at an initial rate of $0.60 per Share for 1999, to the extent the dividend is authorized by the Board of Trustees of the Trust. The annual dividend was increased to an annual rate of $0.69 per Share in 2000. The Company increased the Trust dividend 16% in February 2001 to an annual rate of $0.80 per Share and expects to increase the Trust dividend 15% per year thereafter. Unless dividends for the then current quarterly dividend period have been paid on the Class B Shares, the Trust is not permitted to pay a dividend on the Class A Shares (except in certain circumstances). Under the terms of the Company’s current credit facilities, the Trust may pay unlimited dividends to the Corporation or any wholly owned subsidiary thereof and during any period of twelve consecutive calendar months, the Trust may pay cash dividends to its shareholders (excluding the Corporation and any wholly owned subsidiary) in an aggregate initial amount not to exceed the lesser of (a) $150,000,000 (increased to $180,000,000 in 2000 and increasing by 20% annually thereafter) and (b) 10% of EBITDA.

Conversion of Securities; Sale of Unregistered Securities

      During 2000, the Trust consented to the exchange of approximately 508,000 shares of Class B Exchangeable Preferred Shares (“Class B EPS”) by certain stockholders for an equal number of shares of Class A Exchangeable Preferred Shares (“Class A EPS”). Additionally, the Trust consented to the exchange of approximately 3.1 million shares of Class A EPS for an equal number of Shares.

      During 2000, the Company exchanged approximately 2.2 million limited partnership units of the Realty Partnership and the Operating Partnership held by third parties for Shares on a one-for-one basis.

Item 6.  Selected Financial Data.

      The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this Joint Annual Report and incorporated herein by reference. The historical information represents the historical results of Sheraton Holding up to the date of the ITT Merger, because the ITT Merger was treated as a reverse purchase for accounting purposes. This income statement and operating data excludes the results of the discontinued lines of business, which include the Company’s gaming operations, ITT Educational Services, Inc. (“Educational Services”) and ITT World Directories (“WD”).

	Year Ended December 31,

	2000	1999	1998		1997	1996

	(In millions, except per Share data)

Income Statement Data

Revenues	$4,345	$3,829	$3,281		$1,735	$1,612

Income (loss) from continuing operations	$401	$(638)	$220		$(233)	$156

Basic earnings (loss) per Share from continuing operations	$2.03	$(3.41)	$1.06		$(1.85)	$1.25

Operating Data

Cash from continuing operations	$851	$571	$43		$8	$332

Cash from/(used for) investing activities	$(658)	$3,172	$2,340		$1,132	$(356)

Cash from/(used for) financing activities	$(420)	$(3,335)	$(2,056)		$(425)	$259

Aggregate cash distributions	$134	$116	$324	(a)	$—	$—

Cash distribution per Share	$0.69	$0.60	$1.71		$—	$—

	At December 31,

	2000	1999	1998	1997	1996

	(In millions)

Balance Sheet Data

Total assets	$12,660	$12,925	$13,417	$6,790	$7,452

Long-term debt, net of current maturities and including redeemable Class B EPS	$5,074	$4,779	$5,951	$—	$841

(a)	Excludes approximately $3.0 billion of consideration paid to Sheraton Holding stockholders in connection with the ITT Merger.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      The following discussion presents an analysis of results of our operations for the years ended December 31, 2000, 1999 and 1998.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

Continuing Operations

      Revenues. Total revenues increased 13.5% to $4.345 billion for the year ended December 31, 2000 when compared to the corresponding period in 1999. The increase in revenues was due to the 7.9% increase in revenues for the Company’s owned, leased and consolidated joint venture hotels to $3.659 billion for the year ended December 31, 2000 when compared to $3.391 billion in the corresponding period of 1999 and the increase in other hotel and leisure revenues to $686 million for the year ended December 31, 2000 when compared to $438 million in the corresponding period of 1999.

      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to the increased revenues at the Company’s 158 hotels (excluding 16 hotels sold or without comparable results during 1999 and 2000) (“Comparable Owned Hotels”) and the addition of four hotels, including a full year of operations at the W hotels in San Francisco, California and Seattle, Washington, which opened in May 1999 and September 1999, respectively. These increases were offset by the loss of revenues on 12 hotels sold since April 1999 and the impact of hotels with rooms out of service due to significant renovations. The increase in revenues was further offset by currency weaknesses, primarily in the Euro.

      Revenues at the Company’s Comparable Owned Hotels increased 6.7% to $3.527 billion for the year ended December 31, 2000 when compared to the same period of 1999 due primarily to an increase in REVPAR. REVPAR at 122 Same-Store Owned Hotels increased 7.3% to $114.90 for the year ended December 31, 2000 when compared to the corresponding 1999 period. The increase in REVPAR at these hotels was attributed to the increase in ADR of 4.5% to $160.55 for the year ended December 31, 2000 when compared to the corresponding 1999 period. Occupancy for these 122 Same-Store Owned Hotels rose to 71.6% from 69.7% in the year ended December 31, 2000 when compared to the same period in 1999. REVPAR at Same-Store Owned Hotels in North America increased 11.0% for the year ended December 31, 2000 when compared to the same period of 1999. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 0.3% for the year ended December 31, 2000 when compared to the same period of 1999, was impacted primarily by the unfavorable effect of foreign currency translation.

      The increase in other hotel and leisure revenues resulted primarily from the acquisition of Starwood Vacation Ownership, Inc. (formerly Vistana, Inc.) (“SVO”) in October 1999. The increase is also due to the addition of hotels to the Company’s management and franchise system and the stronger performance at the Company’s existing managed and franchised hotels.

      EBITDA. EBITDA for the Company’s owned, leased and consolidated joint venture hotels increased $148 million or 13.7% to $1.226 billion for the year ended December 31, 2000 when compared to $1.078 billion in the corresponding period in 1999. This increase was primarily due to an increase in EBITDA at the

Company’s Comparable Owned Hotels, which increased $115 million or 10.7% to $1.186 billion. These results were strongest in North America, where the Company has its largest concentration of hotels, offset by weak results internationally due primarily to unfavorable political and economic conditions. The addition of four hotels, including a full year of operations at the W hotels in San Francisco, California and Seattle, Washington, which opened in May 1999 and September 1999, respectively, contributed to the overall increase, offset by the sale of seven hotels since December 31, 1999.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $403 million and $220 million for the years ended December 31, 2000 and 1999, respectively. The increase in selling, general, administrative and other expenses is due primarily to a full year of costs associated with the vacation ownership operations due to the acquisition of SVO in October 1999.

      Depreciation and Amortization. Depreciation and amortization expense increased to $391 million and $90 million, respectively, in the year ended December 31, 2000 compared to $370 million and $82 million, respectively, in the corresponding period of 1999. The increases in depreciation and amortization expense for the year ended December 31, 2000 was primarily attributable to the acquisition of SVO in October 1999, the addition of four new hotels, including a full year of depreciation on the W hotels in San Francisco, California and Seattle, Washington, which opened in May 1999 and September 1999, respectively, and the additional depreciation resulting from an extensive renovation program, offset, in part, by the suspension of depreciation on hotels held for sale and hotels sold during the year.

      Net Interest Expense. Interest expense for the years ended December 31, 2000 and 1999, which is net of interest income of $19 million and $16 million, respectively, and discontinued gaming operations allocations of $6 million and $163 million, respectively, decreased to $420 million from $484 million. This decrease was due primarily to the paydown of debt with approximately $3.3 billion of cash proceeds from the Caesars World, Inc. (“Caesars”) and the Desert Inn Resort & Casino (the “Desert Inn”) sales (interest reflected in discontinued operations and thereby excluded from net interest expense in 1999 was limited to $2.1 billion of allocated debt) and cash repatriation from overseas, partially offset by additional borrowings during 1999 and 2000 for Share repurchases, capital expenditures and the acquisition of the CIGA minority interest.

      Income Tax Expense. The effective income tax rate for 2000 was 33%. As a result of the Reorganization, the tax provision for the year ended December 31, 1999 included a $936 million one-time charge to establish a deferred tax liability related to the difference between the book and tax basis in the assets of the Trust. Excluding this charge, a one-time tax benefit of $37 million attributable to the resolution of certain employment related contingencies and other one-time pro forma comparable adjustments, the Company’s effective tax rate for the year ended December 31, 1999 was 36.5%. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

      Minority Equity in Net Income. In June 2000, the Company completed the acquisition of the minority ownership interest of CIGA not previously owned by Starwood. The aggregate purchase price of the incremental shares was approximately $312 million. This acquisition resulted in an increase in net income of $10 million in 2000 when compared to 1999, excluding the minority interest in the gain on the sale of CIGA’s investment in Lampsa, SA, a Greek company that owned the Grande Bretagne Hotel in Athens, Greece.

Discontinued Operations

      During the first quarter of 1999, the Company provided for estimated after-tax losses on the gaming dispositions of $180 million ($158 million pretax), which included anticipated operating results through the expected closing date. In addition, the Company recorded, on an after-tax basis, a $173 million gain on the sale of the Company’s remaining interest in Educational Services during the first quarter of 1999.

      Due to the sale of Caesars in December 1999 and the Desert Inn in June 2000, results for the Company’s gaming operations are included in discontinued operations in the years ended December 31, 1999 and 2000. Results for the Desert Inn are included in discontinued operations through June 23, 2000 and for Caesars through December 30, 1999. The gaming operations net loss was $8 million and $27 million for the years ended December 31, 2000 and 1999, respectively, including the allocation of pretax corporate interest expense of $6 million and $163 million, respectively.

      Gaming revenues decreased to $57 million for the year ended December 31, 2000 when compared to $1.541 billion in the corresponding period of 1999, and operating income (loss) for year ended December 31, 2000 decreased to a loss of $3 million when compared to operating income of $154 million for the same period of 1999. The decreases in 2000 were due to the sales of Caesars and the Desert Inn in December 1999 and June 2000, respectively.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Continuing Operations

      Revenues. Revenues increased 16.7% to $3.829 billion for the year ended December 31, 1999 when compared to the corresponding period in 1998. The increase was primarily due to the 13.7% increase in revenues for the Company’s owned, leased and consolidated joint venture hotels to $3.391 billion for the year ended December 31, 1999 when compared to the corresponding period of 1998. The increase resulted primarily from the 5.3% increase in revenues at the Company’s Comparable Owned Hotels to $3.335 billion for the year ended December 31, 1999 when compared to $3.167 billion in the same period of 1998. The increase also resulted from the acquisition, in July 1999, of the Westin hotel in Maui, Hawaii (the Company previously had a 95% non-controlling interest in this property), the opening of the 423-room W hotel in San Francisco, California in May 1999 and the 426-room W hotel in Seattle, Washington in September 1999 and the reopening of the W hotel in New York, New York in December 1998, which was partially closed during most of 1998 due to significant renovation and conversion from the former Doral Inn. The increase in revenues for the year ended December 31, 1999 was offset, in part, by a $39 million decrease in revenues as a result of the sale of nine hotels in May 1998 and the sales of The Westin Central Park South in New York, New York in July 1999 and the Ritz Carlton in Kansas City, Missouri in November 1999. The increase in revenues at the Same-Store Owned Hotels resulted from an increase in REVPAR at these hotels of 4.3% to $106 for the year ended December 31, 1999 when compared to the same period of 1998. The increase in REVPAR at these hotels was attributed to an increase in ADR of 3.1% to $150 for the year ended December 31, 1999 when compared to the corresponding 1998 period. Occupancy for Same-Store Owned Hotels rose to 70.7% from 69.9% in the year ended December 31, 1999 when compared to the same period in 1998. REVPAR at Same-Store Owned Hotels in North America increased 4.9% for the year ended December 31, 1999 when compared to the same period of 1998. REVPAR at the Company’s international owned, leased and consolidated joint venture hotels increased 3.0% for the year ended December 31, 1999 when compared to the same period of 1998.

      Other hotel and leisure revenues increased by $140 million for the year ended December 31, 1999 to $438 million. The increase was primarily due to the acquisition of SVO on October 1, 1999. VOI sales in the fourth quarter of 1999 increased 4.9% when compared to VOI sales reported by SVO in the same period of 1998.

      EBITDA. EBITDA at the Company’s owned, leased and consolidated joint venture hotels rose approximately 13.1% to $1.078 billion for the year ended December 31, 1999 when compared to the same period in 1998. This increase is due, in part, to the addition of the Westin hotel in Maui, Hawaii and the W hotels in San Francisco, California and Seattle, Washington and the reopening of the W hotel in New York, New York discussed previously, offset by an approximate $13 million reduction in EBITDA as a result of the sale of nine hotels in May 1998 and The Westin Central Park South in New York, New York in July 1999 and the Ritz Carlton in Kansas City, Missouri in November 1999. EBITDA for the Company’s Same-Store Owned Hotels increased to $924 million for the year ended December 31, 1999 from $849 million for the year ended December 31, 1998. The EBITDA improvement at the Same-Store Owned Hotels was due primarily to the increase in ADR discussed previously.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses increased 4.8% to $220 million for the year ended December 31, 1999 when compared to $210 million in the corresponding period of 1998, due primarily to the acquisition of SVO in October 1999.

      Depreciation and Amortization. Depreciation and amortization expense increased to $370 million and $82 million, respectively, in the year ended December 31, 1999 compared to $297 million and $81 million, respectively, in the corresponding period of 1998. The increase in depreciation expense for the year ended December 31, 1999 was primarily attributed to the addition of the Westin hotel in Maui, Hawaii and the opening of the W hotels in San Francisco, California and Seattle, Washington, offset by a reduction in depreciation expense as a result of the sale of nine hotels in 1998 and two hotels in 1999. The increase in depreciation expense for the year ended December 31, 1999 was also attributed to the completion, in December 1998, of a significant renovation of the W hotel in New York, New York.

      Net Interest Expense. Interest expense for the years ended December 31, 1999 and 1998, which is net of interest income of $16 million and $26 million, respectively, and discontinued operations allocations of $163 million and $175 million, respectively, was $484 million and $424 million, respectively. The increase relates primarily to the full year of interest on debt incurred to finance the ITT Merger and Westin Merger and the repurchase of Shares and capital expenditures, offset by the reduction in debt with approximately $6.8 billion in proceeds from dispositions of non-core assets since February 1998. In addition, 1998 interest expense included a $40 million non-recurring charge associated with the settlement of certain forward interest rate swap agreements.

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

      Revenues from discontinued gaming operations increased 11.9% to $1.541 billion for the year ended December 31, 1999 when compared to the corresponding period of 1998. Costs and expenses from discontinued gaming operations for the year ended December 31, 1999 increased 3.0% to $1.191 billion when compared to the same period of 1998. Costs and expenses in 1998 include a third quarter restructuring charge of $55 million relating to a write-down of certain receivables and an investment in a shared services center established by Sheraton Holding. The increase in revenues and costs and expenses resulted primarily from the opening of Caesars Indiana in November 1998. The results of the discontinued gaming operations from April 1, 1999 (date of announcement of the formal plan to dispose of gaming operations) through December 31, 1999 are included in the net loss on the disposition of discontinued operations for the year ended December 31, 1999 as noted previously.

      EBITDA from discontinued gaming operations for the year ended December 31, 1999 was $350 million compared to $276 million in the corresponding period of 1998. EBITDA excludes the third quarter 1998 restructuring charge of $55 million discussed above. The increase in gaming EBITDA resulted from improved performance at Caesars Atlantic City and the opening of Caesars Indiana.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

      Starwood incurs capital expenditures for upgrading and, in some cases, repositioning its owned hotels and for ongoing maintenance of acquired and existing hotels in accordance with the Company’s standards. During the year ended December 31, 2000, the Company spent approximately $544 million on improving and upgrading its owned hotels and resorts, as well as the acquisition of land for vacation ownership development in Maui, Hawaii and Scottsdale, Arizona.

Cash Flow from Operating Activities

      Cash flow from operating activities is the principal source of cash to be used to fund the Company’s operating expenses, interest expense, capital expenditures and distributions. Starwood anticipates that cash flow provided by operating activities will be sufficient to service short-term indebtedness, fund maintenance capital expenditures and meet operating cash requirements, including distributions to shareholders.

Cash Flow from Investing and Financing Activities

      In addition to cash flow from operating activities, Starwood intends to finance the acquisition of, or investment in, additional hotels and resorts, hotel renovations and capital improvements and provide for general corporate purposes through the Company’s credit facilities described below, through dispositions of certain non-core assets and, when market conditions warrant, through the issuance of additional equity or debt securities. The Company has announced the expectation to market the CIGA portfolio of 22 hotels for sale, potentially encumbered by the Company’s management agreements, in whole or in part during 2001. Since February 1998 through the date of this filing, Starwood has completed over $7.1 billion of asset sales and dispositions, the proceeds of which were used primarily to reduce debt. During 2000, net cash used for financing activities included the $700 million paydown of the Sheraton Holding public debt.

      Loans and Credit Facilities. Following is a summary of the Company’s debt portfolio as of December 31, 2000:

	Amount		Interest Rate at
	Outstanding at		December 31,	Average
	December 31, 2000	Interest Terms	2000	Maturity

	(Dollars in millions)

Floating Rate Debt

Senior Credit Facility:

Five-Year Term Loan	$925	LIBOR+0.625%	7.19%	2.1 years

Term Loan Add-on	173	LIBOR+1.25%	7.81%	2.1 years

Revolving Credit Facility	620	LIBOR+0.625%	7.19%	2.1 years

Senior Secured Notes Facility:

Tranche II Loans	1,000	LIBOR+2.75%	9.31%	2.1 years

Mortgages and other	613	Various	6.91%	2.5 years

Interest rate swaps	(1,052)		7.19%	—

Total/average	$2,279		8.09%	2.2 years

Fixed Rate Debt

Sheraton Holding public debt	$1,296		7.08%	10.2 years

Mortgages and other	915		7.32%	11 years

Interest rate swaps	1,052		6.56%	—

Total/average	$3,263		6.98%	10.5 years

Total Debt

Total debt and average terms	$5,542		7.44%	5.5 years

      In December 2000, the Company increased the amount available under the Senior Credit Facility by $172.5 million (“Term Loan Add-on”). Additionally, in January 2001, the Company further increased the amount available under the Senior Credit Facility by an additional $150 million. The proceeds from the Term Loan Add-on were used to further reduce the amount outstanding under the Company’s Revolving Credit Facility.

      In July 2000, the Company entered into a one-year, Euro 270 million loan (approximately $252 million based on exchange rates at the time) at an initial average interest rate of Euribor plus 112.5 basis points for the first six months and increasing to Euribor plus 137.5 basis points for the remaining six months. The proceeds from this loan were used to reduce the amount outstanding under the Company’s Revolving Credit Facility.

      In January 1999, the Company completed a $542 million long-term financing (the “Mortgage Loan”), secured by mortgages on a portfolio of 11 hotels. The Mortgage Loan is due in February 2009 and the proceeds from the Mortgage Loan were used to pay down the one-year term loan under the Senior Credit Facility.

      On February 23, 1998, Starwood entered into two credit facilities ($5.6 billion in total) with Lehman Brothers, Bankers Trust Company, The Chase Manhattan Bank and other financial institutions to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company’s existing indebtedness and to provide funds for general corporate purposes. The Senior Credit Facility and the Senior Secured Notes Facility comprise Starwood’s primary existing credit facilities. In September 1998, the Company increased its borrowings under the Senior Secured Notes Facility with a $1 billion, five-year term borrowing facility (“Tranche II Loans”). Starwood completed the sale of Caesars on December 30, 1999 and completed the sale of the Desert Inn on June 23, 2000 for aggregate net proceeds of approximately $3.3 billion. The proceeds from these sales were used to repay $2.5 billion of the Senior Secured Notes Facility and to reduce the amount outstanding under the Revolving Credit Facility.

      Starwood has a substantial amount of indebtedness and a working capital deficiency of $757 million at December 31, 2000, including $585 million of current maturities of long-term debt. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Senior Credit Facility (approximately $435 million at December 31, 2000) and capacity with additional borrowings, will be adequate to meet the Company’s anticipated requirements for working capital, capital expenditures, marketing and advertising expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future, including at least the next three years. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and leisure industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control. There can be no assurance that sufficient funds will be available to enable Starwood to service its indebtedness or to make necessary capital expenditures, marketing and advertising expenditures and program and other discretionary investments. See risk relating to debt financing.

      During each of the quarters of 2000, the Trust paid a distribution of $0.1725 per Share. The Trust’s annual dividend increased 16% in February 2001 to an annual rate of $0.80 per Share. Total dividends paid in 2000 and 1999 were $134 million and $116 million, respectively.

Stock Sales and Repurchases

      At December 31, 2000, Starwood had approximately 194 million Shares, 7.7 million partnership units and 3.6 million exchangeable preferred shares outstanding.

      In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, in 2000, Starwood repurchased 2.5 million Shares in the open market for an aggregate cost of $69 million. As of December 31, 2000, approximately $230 million remains available under the Share Repurchase Program.

      During 2000, the Trust consented to the exchange of approximately 508,000 shares of Class B EPS into an equal number of shares of Class A EPS. Additionally, the Trust consented to the exchange of approximately 3.1 million shares of Class A EPS for an equal number of Shares.

OTHER MATTERS

European Union Currency Conversions

      On January 1, 1999, the Participating Countries established fixed conversion rates between their existing sovereign currencies and the Euro. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in substantially all of the Participating Countries. The effect on the Company of the adoption of the Euro by the Participating Countries in which it operates is currently uncertain. However, it is possible that the Euro adoption will result in increased competition within the European market. In addition, a number of the Company’s information systems are not currently Euro compliant. The Company is currently in the process of updating its information systems to make them Euro compliant. As of the date of this filing, five properties have converted to the Euro without any significant impact to the properties’ operations or information systems; however, there is no assurance that the Company or third-party vendors of applications used by the Company will successfully bring all of its systems into compliance. Failure of the Company to do so could result in disruptions in the processing of transactions in Euros or computed by reference to the Euro.

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

      Interest rate swap agreements are the primary instruments used to manage interest rate fluctuation affecting the Company’s variable rate debt. The Company currently has five outstanding long-term interest rate swap agreements under which the Company pays a fixed interest rate and receives variable interest rates. The following table sets forth the scheduled maturities and the total fair value of the Company’s debt portfolio:

								Total Fair
	At December 31,						Total at	Value at
							December 31,	December 31,
	2001	2002	2003	2004	2005	Thereafter	2000	2000

Liabilities

Fixed rate (in millions)	$77	$39	$285	$35	$503	$1,272	$2,211	$2,101

Average interest rate							7.19%

Floating rate (in millions)	$508	$257	$2,438	$24	$41	$63	$3,331	$3,331

Average interest rate							7.80%

Interest Rate Swaps

Long-term variable to fixed (in millions)	$152	$200	$700				$1,052

Average pay rate							5.90%

Average receive rate							LIBOR

      Foreign currency forward transactions are used by the Company to hedge exposure to foreign currency exchange rate fluctuations. The gains or losses on the forward contracts are largely offset by the gains or losses of the underlying transactions, and consequently, a sudden significant change in foreign currency exchange rates would not have a material impact on future net income or cash flows. The Company monitors its foreign currency exposure on a monthly basis to maximize the overall effectiveness of its foreign currency hedge positions. As of December 31, 2000, the Euro, the Polish Zloty and the French Franc were the principal currencies hedged by the Company. Changes in the value of forward foreign exchange contracts designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as changes in the underlying assets and liabilities. At December 31, 2000, the notional amount of the Company’s open forward foreign exchange contracts protecting the value of the Company’s foreign currency denominated assets and liabilities was approximately $44 million. These contracts mature in June, July and September of 2001. A hypothetical 10% change in currency exchange rates would result in an increase or decrease of approximately $5 million to the fair value of the forward foreign exchange contracts at December 31, 2000, which would be offset by an opposite effect on the related hedged positions.

      The Company enters into a derivative financial arrangement only to the extent it meets the objectives described above, and the Company does not engage in such transactions for trading or speculative purposes.

      See Notes 13 and 16 in the notes to financial statements filed as part of this Joint Annual Report and incorporated herein by reference for further description of derivative financial instruments.

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

PART III

Item 10.  Directors, Trustees and Executive Officers of the Registrants.

      The Board of Directors of the Corporation and the Board of Trustees of the Trust currently comprise members, each of whom is elected for a three-year term. The following table sets forth, for each of the members of the Board of Directors and the Board of Trustees as of the date of this Joint Annual Report, the class to which such Director or Trustee has been elected and certain other information regarding such Director or Trustee.

Directors and Trustees Whose Terms Expire at the 2003 Annual Meeting

Name (Age)	Principal Occupation and Business Experience	Service Period

Jean-Marc Chapus (41)	Managing Director and Portfolio Manager of Trust Company of the West, an investment consulting firm, and President of TCW/ Crescent Mezzanine L.L.C., a private investment fund, since March 1995. Mr. Chapus is currently a member of the Board of Directors of Magnequench International, Inc., Auto Town, Inc. and Petco Animal Supplies, Inc.	Director from August 1995 to November 1997; since April 1999 Trustee since November 1997

Name (Age)	Principal Occupation and Business Experience	Service Period

Barry S. Sternlicht (40)	Chairman and Chief Executive Officer of the Corporation since September 1997 and January 1999, respectively. Mr. Sternlicht has served as Chairman and Chief Executive Officer of the Trust since January 1995. Mr. Sternlicht also has been the President and Chief Executive Officer of Starwood Capital and its predecessor entities since its formation in 1991. Mr. Sternlicht was Chief Executive Officer of iStar Financial, Inc. (“iStar”) from September 1996 to November 1997 and served as the Chairman of the Board of Directors (previously the Board of Trustees) of iStar from September 1996 to April 2000. Mr. Sternlicht has been a Director (or Trustee, as applicable) of iStar since September 1996. Mr. Sternlicht is a member of the Urban Land Institute and of the National Multi-Family Housing Council. Mr. Sternlicht is a member of the Board of Directors of the Juvenile Diabetes Foundation International and the Council for Christian and Jewish Understanding, is a member of the Young Presidents Organization and is on the Board of Directors of Junior Achievement for Fairfield County, Connecticut.	Director since December 1994 Trustee since December 1994

Directors and Trustees Whose Terms Expire at the 2002 Annual Meeting

Bruce W. Duncan (49)	Private investor. From December 1995 until March 2000, Mr. Duncan served as Chairman, President and Chief Executive Officer of The Cadillac Fairview Corporation Limited, a real estate operating company. Mr. Duncan is a trustee of Amresco Capital Trust and a member of the Partnership Committee of the Rubenstein Company, L.P., a real estate operating company focused on office properties in the mid-Atlantic region. In addition, Mr. Duncan is a member of the Urban Land Institute and a member and past trustee of the International Council of Shopping Centres.	Director since April 1999 Trustee since August 1995

Stephen R. Quazzo (41)	Managing Director, Chief Executive Officer and co-founder of Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a subsidiary of Equity Group Investments, Inc., a Chicago-based holding company controlled by Samuel Zell. Mr. Quazzo is an advisory board member of City Year Chicago and a Trustee of the Latin School of Chicago.	Director since April 1999 Trustee since August 1995

Name (Age)	Principal Occupation and Business Experience	Service Period

Daniel H. Stern (40)	President of Reservoir Capital Group, L.L.C., a New York-based investment management firm, since July 1997. From December 1992 to July 1997, Mr. Stern was President of Ziff Brothers Investments, L.L.C., a diversified investment management firm. Mr. Stern is also a Trustee of the Big Apple Circus and the Lincoln Center Film Society.	Director since November 1997 Trustee from August 1995 to November 1997; since April 1999

Raymond S. Troubh (74)	Financial consultant and a former Governor of the American Stock Exchange. He was also a general partner of Lazard Frères & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., Diamond Offshore Drilling, Inc., General American Investors Co., Inc., Gentiva Health Services, Inc., Health Net, Inc., Triarc Companies, Inc. and WHX Corp. and is a Trustee of Corporate Renaissance Group Liquidating Trust, MicroCap Liquidating Trust and Petrie Stores Liquidating Trust.	Director since April 1999 Trustee since April 1998

Directors and Trustees Whose Terms Expire at the 2001 Annual Meeting

Madison F. Grose (47)	Managing Director or Senior Managing Director and General Counsel or Co-General Counsel of Starwood Capital, a real estate investment firm, and its predecessor entities since July 1992. From November 1983 through June 1992, he was a Partner in the law firm of Pircher, Nichols & Meeks. Mr. Grose is a director of iStar Financial, Inc.	Director since April 1999 Trustee since December 1994

Eric Hippeau (49)	President and Executive Managing Director of Softbank International Ventures since March 2000. Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis Inc. from 1993 to March 2000. Mr. Hippeau is a member of the board of directors of CNET Networks, Inc., Global Crossing Ltd., Key3Media Group, Inc., Asia Global Crossing Ltd. and Yahoo! Inc.	Director since April 1999 Trustee since April 1999

Name (Age)	Principal Occupation and Business Experience	Service Period

Earle F. Jones (74)	Co-Chairman since 1988 of Mississippi Management, Inc., d/b/a MMI Hotel Group, a hotel company, and is the Co-Chairman of MMI Dining Systems. Mr. Jones is also President of MM Louisiana Inc. (a wholly owned subsidiary of Mississippi Management, Inc.), Inn of Lake City, Inc., Seas, Inc., Orlando Plaza Hotel Corp. and Cabot Lodge, Inc. He is a general partner of Gainesville Cabot Lodge, Ltd., Jackson North Cabot Lodge Ltd. and Hattiesburg Cabot Lodge, Ltd. Mr. Jones is also a general partner of Orlando Plaza Suite Hotel, Ltd-A, which filed a petition under Chapter 11 of the U.S. Bankruptcy Code in May 1996. An order confirming the debtor’s plan of restructuring was issued by the court on January 27, 1997. Mr. Jones is a member of the board of trustees or directors for each of the Jackson Municipal Airport Authority, Greater Jackson Foundation, Public Education Forum of Mississippi, Millsaps College, First American Bank (Jackson, MS) and Jackson 2000, and is Co-Chairman of the Mississippi Olympic Committee. He was the Chairman of the Board of Directors of the Corporation from February 1989 to September 1997.	Director since September 1985 Trustee since April 1999

George J. Mitchell (67)	Special Counsel to the law firm of Verner, Liipfert, Bernhard, McPherson and Hand since January 1995. He served as a United States Senator from January 1980 to January 1995, and was the Senate Majority Leader from 1989 to 1995. From 1995 to 1997, Senator Mitchell served as the Special Advisor to the President of the United States on economic initiatives in Ireland. At the request of the British and Irish Governments, he served as Chairman of the peace negotiations in Northern Ireland. Senator Mitchell serves as a director of The Walt Disney Company, Federal Express Corporation, Xerox Corporation UNUMProvident Corp., Casella Waste Systems, Inc., Unilever N.V., and Staples, Inc. In addition, Senator Mitchell serves as President of the Economic Club of Washington.	Director since April 1999 Trustee since November 1997

Name (Age)	Principal Occupation and Business Experience	Service Period

Daniel W. Yih (42)	Principal—Portfolio Management with GTCR Golder Rauner, LLC, a venture capital firm, and interim Chief Financial Officer of U.S. Aggregates, Inc. From June 1995 until March 2000, Mr. Yih was a general partner of Chilmark Partners, L.P., an investment advisory firm. Mr. Yih has been a director of U.S. Aggregates, Inc. and Esquire Communications, Ltd.	Director since August 1995 Trustee since April 1999

Executive Officers of the Registrants

      The following table includes certain information with respect to each of Starwood’s current executive officers.

Name	Age	Position(s)

Barry S. Sternlicht	40	Chairman, Chief Executive Officer and a Director of the Corporation and Chairman, Chief Executive Officer and a Trustee of the Trust

Robert F. Cotter	49	Chief Operating Officer of the Corporation and a Vice President of the Trust

Ronald C. Brown	46	Executive Vice President and Chief Financial Officer of the Corporation and Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust

Kenneth S. Siegel	45	Executive Vice President, General Counsel and Secretary of the Corporation and Vice President, General Counsel and Secretary of the Trust

David K. Norton	45	Executive Vice President–Human Resources of the Corporation and Vice President–Human Resources of the Trust

Steven R. Goldman	39	Executive Vice President, Acquisitions and Development, of the Corporation and a Vice President of the Trust

      Barry S. Sternlicht. Mr. Sternlicht has been Chairman and Chief Executive Officer of the Corporation since September 1997 and January 1999, respectively. Mr. Sternlicht has served as Chairman and Chief Executive Officer of the Trust since January 1995. Mr. Sternlicht also has been the President and Chief Executive Officer of Starwood Capital and its predecessor entities since its formation in 1991. Mr. Sternlicht was Chief Executive Officer of iStar from September 1996 to November 1997 and served as the Chairman of the Board of Directors (previously the Board of Trustees) of iStar from September 1996 to April 2000. Mr. Sternlicht has been a Director (or Trustee, as applicable) of iStar since September 1996.

      Robert F. Cotter. Mr. Cotter has been the Chief Operating Officer of the Corporation since February 2000 and a Vice President of the Trust since August 2000. From December 1999 to February 2000, he was President, International Operations, and from March 1998 to December 1999, he served as President, Europe, of the Company. Prior to joining the Company, Mr. Cotter was President, Sheraton Europe Division, from June 1994 to March 1998 and previously held various other positions with Sheraton including President, Sheraton Asia-Pacific Divisions, and numerous sales and marketing positions in the United States and Asia.

      Ronald C. Brown. Mr. Brown has been the Executive Vice President and Chief Financial Officer of the Corporation since March 1998 and has served as Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust since January 1999. From July 1995 to March 1998, he was the Senior Vice

President and Chief Financial Officer of the Trust. Prior to joining the Company, Mr. Brown was President of Sonoran Hotel Advisors, L.L.C., a hotel REIT advisory firm, and held various positions with Doubletree Corporation, a hotel operating company, including Chief Financial Officer and President.

      Kenneth S. Siegel. Mr. Siegel has been the Executive Vice President and General Counsel of the Corporation and Vice President and General Counsel of the Trust since November 2000. In February 2001, he was also appointed as the Secretary to both the Corporation and the Trust. Mr. Siegel was formerly the Senior Vice President and General Counsel of Gartner, Inc. from January 2000 to November 2000. Prior to that time, he served as Senior Vice President, General Counsel and Corporate Secretary of IMS Health Incorporated, an information services company, and its predecessors from February 1997 to December 1999. Prior to that time, Mr. Siegel was a Partner at Baker & Botts, LLP.

      David K. Norton. Mr. Norton has been the Executive Vice President–Human Resources of the Corporation and Vice President–Human Resources of the Trust since May 2000. Prior to joining the Company, Mr. Norton held various positions with PepsiCo, Inc. from September 1990 to April 2000 including Senior Vice President, Human Resources, of Frito-Lay, a division of PepsiCo, and Senior Vice President, Human Resources, of PepsiCo Food Systems from December 1994 to October 1995.

      Steven R. Goldman. Mr. Goldman has been the Executive Vice President, Acquisitions and Development, of the Corporation and a Vice President of the Trust since January 1999. He was Executive Vice President of the Trust from March 1998 to January 1999. From September 1996 March 1998, he was the Senior Vice President of the Trust and from March 1995 to September 1996, he served as Senior Vice President of the Corporation. Prior to joining the Company, Mr. Goldman was a Vice President of Starwood Capital, specializing in hotel acquisitions and hotel asset management, and was the Senior Development Manager of Disney Development Company, the real estate investment development and management division of The Walt Disney Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Directors and executive officers of the Company, and persons who own more than 10 percent of the outstanding Shares, file with the Securities and Exchange Commission (the “SEC”) (and provide a copy to the Company) certain reports relating to their ownership of Shares and other equity securities of the Company.

      To the Company’s knowledge, based solely on a review of the copies of these reports furnished to the Company for the fiscal year ended December 31, 2000, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its Directors, executive officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year, except that Messrs. Eilian (a former Director of the Company) and Grose each failed to timely file one Form 4 with respect to one transaction; Mr. Goldman failed to timely file two Forms 4 with respect to two transactions; and Mr. Cotter failed to timely file a Form 3 and one Form 4 with respect to one transaction. The Directors who have elected to defer receipt of their directors’ fees failed to report on Forms 5 receipt of phantom stock units as a result of such elections. The number of such late filings were three for each of Messrs. Duncan and Mitchell, two for Mr. Troubh and one for each of Messrs. Eilian, Hippeau and Yih.

Item 11.  Executive Compensation.

      The information called for by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: “Compensation of Directors and Trustees,” “Summary of Cash and Certain Other Compensation,” “Executive Compensation,” “Option Grants,” “Option Exercises and Holdings,” “Employment and Compensation Agreements with Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information called for by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

Policies of the Board of Directors of the Corporation and the Board of Trustees of the Trust

      The policy of the Board of Directors of the Corporation and the Board of Trustees of the Trust provides that any contract or transaction between the Corporation or the Trust, as the case may be, and any other entity in which one or more of its Directors, Trustees or officers are directors or officers, or have a financial interest, must be approved or ratified by the Audit Committee or by a majority of the disinterested Directors or Trustees in either case after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them.

Starwood Capital

      General. Barry S. Sternlicht, Chairman, Chief Executive Officer and a Director of the Corporation, and Chairman, Chief Executive Officer and a Trustee of the Trust, controls and has been the President and Chief Executive Officer of Starwood Capital since its formation in 1991. In addition, Madison F. Grose is a Senior Managing Director of, and holds direct and indirect interests in, Starwood Capital and Jonathan D. Eilian (a former Director of the Corporation and Trustee of the Trust) holds direct and indirect interests in Starwood Capital. Prior to joining Starwood, Steven R. Goldman was an employee of Starwood Capital, and he continues to own an interest in certain portfolio investments of Starwood Capital.

      Trademark License. An affiliate of Starwood Capital has granted to Starwood, subject to Starwood Capital’s unrestricted right to use such name, an exclusive, non-transferable, royalty-free license to use the “Starwood” name and trademarks in connection with the acquisition, ownership, leasing, management, merchandising, operation and disposition of hotels worldwide, and to use the “Starwood” name in its corporate name worldwide, in perpetuity.

      Starwood Capital Noncompete. In connection with the Restructuring, Starwood Capital agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, neither Starwood Capital nor any of its affiliates is permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties managed by the Company, including the Westin Innisbrook Resort (the “Innisbrook”), the Westin Savannah Harbor Resort and the Turnberry Hotel, were opportunities presented to the Company by Starwood Capital. With the approval in each case of the Audit Committee of the Board of Directors of the Corporation and the Board of Trustees of the Trust, from time to time the Company has waived the restrictions of the Starwood Capital Noncompete in whole or in part with respect to particular acquisition opportunities in which the Company had no interest.

      Portfolio Investments. An affiliate of Starwood Capital holds an approximately 25% non-controlling interest in a golf course management company that currently manages over 40 golf courses, including seven golf courses that are amenities to resorts that the Company manages. An entity in which Messrs. Sternlicht, Eilian and Grose have indirect interests owns the common area of the Sheraton Tamarron Resort which the Company manages. In addition, an affiliate of Starwood Capital has an indirect interest of approximately 50% in an entity that manages over 40 health clubs, including health club and spa space in a hotel owned by the

Company. In 2000, the Company paid approximately $140,000 to the management company for such management and operating cash advances.

      Other Management-Related Investments. Individuals affiliated with Starwood Capital, including Messrs. Sternlicht, Eilian and Grose, own indirect interests in an entity (the “Innisbrook Entity”) that owns the common area facilities and certain undeveloped land at the Innisbrook. In May 1997, the Innisbrook Entity entered into a management agreement for the Innisbrook property with Westin, which was then a privately held company partly owned by Starwood Capital and Goldman, Sachs & Co. When the Company acquired Westin in January 1998, it acquired Westin’s rights and obligations under this management agreement. The Company is currently attempting to resolve a disagreement with the Innisbrook Entity relating to various payment and other provisions of the management agreement.

      Aircraft Lease. In February 1998, the Company leased a Gulfstream III Aircraft from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use.

Other

      Starwood has made non-interest-bearing loans to Steven R. Goldman, Executive Vice President, Acquisitions and Development, and Ronald C. Brown, Executive Vice President and Chief Financial Officer, during 1999 and to David K. Norton, Executive Vice President of Human Resources, during 2000. Each of these loans was made in connection with such executive’s employment and is secured by a second mortgage on such executive’s home. These loans had initial principal amounts of $525,000, $600,000 and $500,000, respectively, all of which are currently outstanding. These loans are due five years from the date of issuance or, generally, upon the individual’s termination.

      In 2000, Starwood retained the law firm Verner, Liipfert, Bernhard, McPherson and Hand, of which Senator George J. Mitchell, a Director of the Corporation and Trustee of the Trust, is Special Counsel. Such firm was paid approximately $370,000 for services rendered during 2000. We expect that this firm will provide services to the Company in 2001.

      During 2000, the Company retained the services of Waveland International (“Waveland”), an executive search firm, of which the husband of Susan Bolger, a former executive officer of the Company, is an employee. The Company paid Waveland $70,000 for such services.

PART IV

Item 14.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as a part of this Joint Annual Report:

1.	The financial statements and financial statement schedules listed in the Index to Financial Statements and Schedules following the signature pages hereof.

2.	Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/ A dated December 18, 1997).
2.4	Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. (“Chess”) and ITT Corporation (incorporated by reference to Exhibit 2.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 13, 1997).
2.5	Agreement and Plan of Restructuring, dated as of September 16, 1998, and amended as of November 30, 1998, among the Corporation, ST Acquisition Trust (“ST Trust”) and the Trust (incorporated by reference to Annex A to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”)).
2.6	Form of Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated as of January 6, 1999 (incorporated by reference to Exhibit 1 to the Trust’s Registration Statement on Form 8-A filed on December 21, 1998 (the “Trust Form 8-A”), except that the following changes were made on January 6, 1999, upon the filing by the Trust and ST Trust of the Articles of Merger of ST Trust into the Trust (the “Articles of Merger”) with, and the acceptance thereof for record by, the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”): Section 6.14 specifies January 6, 1999 as the date of the Intercompany Agreement; Section 6.19.1 specifies January 6, 1999 as the date of the acceptance for record by the SDAT of the Articles of Merger; and the definition of “Intercompany Agreement” in Section 6.19.2 specifies January 6, 1999 as the date of the Intercompany Agreement).
3.2	Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 26, 1999 (incorporated by reference to Exhibit 3.2 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the Form 10-K/ A filed May 17, 1999 (as so amended, the “1998 Form 10-K”)).

Exhibit
Number	Description of Exhibit

3.3	Bylaws of the Trust, as amended through April 16, 1999 (incorporated by reference to Exhibit 3.3 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10-Q1”)).
3.4	Bylaws of the Corporation, as amended through March 15, 1999 (incorporated by reference to Exhibit 3 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K dated March 15, 1999 (the “March 15 Form 8-K”)).
4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and the Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4	Employment Agreement, dated May 24, 1999, between the Corporation and Ronald C. Brown. (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).(1)
10.5	Employment Agreement, dated March 25, 1998, between the Trust and Steven R. Goldman (incorporated by reference to Exhibit 10.11 to the 1997 Form 10-K).(1)
10.6	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement).(1)
10.7	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.8	Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the “1986 Form 10-K”)).(1)
10.9	Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(1)

Exhibit
Number	Description of Exhibit

10.10	Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(1)
10.11	Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K).(1)
10.12	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.7 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).(1)
10.13	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.8 to the 1995 Form 10-K).(1)
10.14	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the “1997 Form 10-Q2”)).(1)
10.15	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q2).(1)
10.16	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K).
10.17	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.18	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.19	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.20	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.21	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.22	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.23	Exchange Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership, Operating Partnership and the Hermitage, L.P. (incorporated by reference to Exhibit 10.41 to the 1997 Form 10-K).
10.24	Registration Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership, Operating Partnership and the Hermitage, L.P. (incorporated by reference to Exhibit 10.42 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.25	Credit Agreement, dated as of September 10, 1997, between Realty Partnership and the Trust and Bankers Trust Company (“BTC”), Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (“Lehman Capital”), BankBoston, N.A., and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as amended by the Form 10-Q/ A dated November 10, 1997).
10.26	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.27	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.28	Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).
10.29	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and New Remington Partners (incorporated by reference to Exhibit 10.54 to the 1997 Form 10-K).
10.30	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and Savannah Limited Partnership (incorporated by reference to Exhibit 10.56 to the 1997 Form 10-K).
10.31	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and N.Y. Overnight Partners, L.P. (incorporated by reference to Exhibit 10.58 to the 1997 Form 10-K).
10.32	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and D.C. Overnight Partners, L.P. (incorporated by reference to Exhibit 10.60 to the 1997 Form 10-K).
10.33	Credit Agreement, dated as of February 23, 1998, among the Trust, Realty Partnership, the Corporation, Chess (and ITT Corporation as its successor by merger), certain additional borrowers, various lenders, BTC and The Chase Manhattan Bank (“Chase Bank”), as Administrative Agents, and Lehman Commercial Paper Inc. (“Lehman Paper”) and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated February 23, 1998 (the “ITT Form 8-K”)).
10.34	First Amendment to the Credit Agreement, dated as of March 3, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents, and the new lenders (incorporated by reference to Exhibit 10.2 to the ITT Form 8-K).
10.35	Second Amendment to the Credit Agreement, dated as of April 30, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the “1998 Form 10-Q2”)).
10.36	Third Amendment to the Credit Agreement, dated as of June 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.3 to the 1998 Form 10-Q2).
10.37	Fourth Amendment to the Credit Agreement, dated as of July 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q2).

Exhibit
Number	Description of Exhibit

10.38	Fifth Amendment to the Credit Agreement, dated as of August 26, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-Q3).
10.39	Sixth Amendment to the Credit Agreement, dated as of December 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.50 to the 1998 Form 10-K).
10.40	Seventh Amendment to the Credit Agreement, dated as of February 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.51 to the 1998 Form 10-K).
10.41	Eighth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of July 2, 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as amended by the Form 10-Q/ A filed November 16, 1999 (as so amended, the “1999 Form 10-Q3”)).
10.42	Ninth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of September 20, 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-Q3).
10.43	Tenth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of June 12, 2000, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent.(2)
10.44	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of BTC as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.45	Second Amended and Restated Senior Secured Note Agreement, dated December 30, 1999, among the Corporation, the Trust, the guarantors listed therein, the lenders listed therein, Lehman Paper, as Arranger and Administrative Agent, and Alex Brown and Chase Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).
10.46	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.47	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.48	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.49	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Capital (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.50	Aircraft Dry Lease Agreement, entered into as of February 6, 1998, between Star Flight, L.L.C. and ITT Flight Operation, Inc., as amended by First Amendment thereto, dated as of August 25, 1998 (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q3).
10.51	Form of Severance Agreement, dated December 1999, between the Corporation and each of Barry S. Sternlicht, Ronald C. Brown and Steve R. Goldman (incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K).(1)
10.52	Separation Agreement, dated as of February 10, 2000, by and between the Corporation and Susan R. Bolger (incorporated by reference to Exhibit 10.53 to the 1999 Form 10-K).(1)
10.53	Amended and Restated Employment Agreement, effective as of January 1, 2000, between Barry S. Sternlicht and the Company (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000). (1)
10.54	Employment Agreement, dated as of April 7, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).(1)
10.55	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).(1)
10.56	Form of Severance Agreement, dated as of August 14, 2000, between the Corporation and Robert F. Cotter.(1)(2)
10.57	Employment Agreement, dated as of September 25, 2000, between the Corporation and Kenneth S. Siegel.(1)(2)
10.58	Form of Severance Agreement, dated as of September 26, 2000, between the Corporation and Kenneth S. Siegel.(1)(2)
10.59	Form of Severance Agreement, dated as of June 9, 2000, between the Corporation and David K. Norton.(1)(2)
10.60	Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Sheraton Desert Inn Corporation, Sheraton Tunica Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q1).
10.61	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.62	Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q2).(1)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Arthur Andersen LLP.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

Date: March 29, 2001

By:	/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY S. STERNLICHT Barry S. Sternlicht	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2001

/s/ RONALD C. BROWN Ronald C. Brown	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2001

/s/ JEAN-MARC CHAPUS Jean-Marc Chapus	Director	March 29, 2001

/s/ BRUCE W. DUNCAN Bruce W. Duncan	Director	March 29, 2001

/s/ MADISON F. GROSE Madison F. Grose	Director	March 29, 2001

/s/ ERIC HIPPEAU Eric Hippeau	Director	March 29, 2001

/s/ EARLE F. JONES Earle F. Jones	Director	March 29, 2001

/s/ GEORGE J. MITCHELL George J. Mitchell	Director	March 29, 2001

/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Director	March 29, 2001

/s/ DANIEL H. STERN Daniel H. Stern	Director	March 29, 2001

Signature	Title	Date

/s/ RAYMOND S. TROUBH Raymond S. Troubh	Director	March 29, 2001

/s/ DANIEL W. YIH Daniel W. Yih	Director	March 29, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS

Date: March 29, 2001

By:	/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY S. STERNLICHT Barry S. Sternlicht	Chairman, Chief Executive Officer and Trustee (Principal Executive Officer)	March 29, 2001

/s/ RONALD C. BROWN Ronald C. Brown	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 29, 2001

/s/ JEAN-MARC CHAPUS Jean-Marc Chapus	Trustee	March 29, 2001

/s/ BRUCE W. DUNCAN Bruce W. Duncan	Trustee	March 29, 2001

/s/ MADISON F. GROSE Madison F. Grose	Trustee	March 29, 2001

/s/ ERIC HIPPEAU Eric Hippeau	Trustee	March 29, 2001

/s/ EARLE F. JONES Earle F. Jones	Trustee	March 29, 2001

/s/ GEORGE J. MITCHELL George J. Mitchell	Trustee	March 29, 2001

/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Trustee	March 29, 2001

/s/ DANIEL H. STERN Daniel H. Stern	Trustee	March 29, 2001

Signature	Title	Date

/s/ RAYMOND S. TROUBH Raymond S. Troubh	Trustee	March 29, 2001

/s/ DANIEL W. YIH Daniel W. Yih	Trustee	March 29, 2001

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts:

      We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (a Maryland corporation) and its subsidiaries (the “Company”) and Starwood Hotels & Resorts (a Maryland real estate investment trust) and its subsidiaries (the “Trust”) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2000 of the Company and the consolidated statements of operations and cash flows for the years ended December 31, 2000 and 1999 and the period from February 23, 1998 to December 31, 1998 of the Trust as set forth in the accompanying Index to Financial Statements and Schedules. These financial statements and schedules are the responsibility of the Company’s and Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and the Trust at December 31, 2000 and 1999, and the results of the Company’s operations and cash flows for each of the three years in the period ended December 31, 2000 and the Trust’s operations and cash flows for the years ended December 31, 2000 and 1999 and the period from February 23, 1998 to December 31, 1998 in conformity with accounting principles generally accepted in the United States.

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

February 7, 2001

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$189	$436

Accounts receivable, net of allowance for doubtful accounts of $45 and $62	502	468

Inventories	238	167

Prepaid expenses and other	119	92

Total current assets	1,048	1,163

Investments	412	442

Plant, property and equipment, net	7,889	7,787

Goodwill and intangible assets, net	2,881	2,872

Other assets	430	557

Net assets of discontinued operations	—	104

	$12,660	$12,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings and current maturities of long-term debt	$585	$988

Accounts payable	186	205

Accrued expenses	544	655

Accrued salaries, wages and benefits	164	157

Accrued taxes and other	326	300

Total current liabilities	1,805	2,305

Long-term debt	4,957	4,643

Deferred income taxes	1,444	1,470

Other liabilities	438	434

	8,644	8,852

Minority interest	48	228

Equity put options	—	19

Class B exchangeable preferred shares of the Trust, at redemption value of $38.50	117	136

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 609,576 and 3,669,546 shares at December 31, 2000 and 1999, respectively	—	—

Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 194,485,448 and 189,271,522 shares at December 31, 2000 and 1999, respectively	2	2

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 194,485,448 and 189,271,522 shares at December 31, 2000 and 1999, respectively	2	2

Additional paid-in capital	4,796	4,785

Deferred compensation	(4)	(5)

Cumulative translation and marketable securities adjustments	(353)	(238)

Accumulated deficit	(592)	(856)

Total stockholders’ equity	3,851	3,690

	$12,660	$12,925

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per Share data)

	Year Ended December 31,

	2000	1999	1998

Revenues

Owned, leased and consolidated joint venture hotels	$3,659	$3,391	$2,983

Other hotel and leisure	686	438	298

	4,345	3,829	3,281

Costs and Expenses

Owned, leased and consolidated joint venture hotels	2,433	2,313	2,030

Selling, general, administrative and other	403	220	210

Restructuring and other special charges	—	3	149

Depreciation	391	370	297

Amortization	90	82	81

	3,317	2,988	2,767

Operating income	1,028	841	514

Interest expense, net of interest income of $19, $16 and $26	(420)	(484)	(424)

Gain on sales of real estate and investments, net	2	191	55

Miscellaneous expense	—	(15)	—

	610	533	145

Income tax benefit (expense)	(201)	(1,076)	89

Minority equity in net income	(8)	(95)	(14)

Income (loss) from continuing operations	401	(638)	220

Discontinued operations:

Loss from operations, net of tax benefit (expense) of $0, $0 and $31	—	—	(80)

Gain (loss) on dispositions, net of tax and minority interest of $2, $125 and $621	5	(71)	1,162

Extraordinary item, net of tax benefit	(3)	(32)	—

Net income (loss)	$403	$(741)	$1,302

Earnings Per Share — Basic

Continuing operations	$2.03	$(3.41)	$1.06

Discontinued operations	0.02	(0.38)	5.64

Extraordinary item	(0.01)	(0.17)	—

Net income (loss)	$2.04	$(3.96)	$6.70

Earnings Per Share — Diluted

Continuing operations	$1.96	$(3.41)	$1.05

Discontinued operations	0.02	(0.38)	5.58

Extraordinary item	(0.01)	(0.17)	—

Net income (loss)	$1.97	$(3.96)	$6.63

Weighted average number of Shares	196	189	192

Weighted average number of Shares assuming dilution	205	189	194

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,

	2000	1999	1998

Net income (loss)	$403	$(741)	$1,302

Other comprehensive income (loss):
Foreign currency translation adjustments —

Foreign currency translation arising during the period	(104)	(128)	(18)

Reclassification adjustment for losses included in net income (loss)	—	1	32
Unrealized gains (losses) on securities, net —

Unrealized holding gains (losses) arising during the period	(11)	9	1

	(115)	(118)	15

Comprehensive income (loss)	$288	$(859)	$1,317

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Forward Equity
	Contracts	Class B EPS		Class A EPS		Shares(a)		Additional
	and Equity							Paid-in	Deferred
	Put Options	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation

Balance at December 31, 1997	$—	—	$—	—	$—	127	$2	$2,934	$—

Net income	—	—	—	—	—	—	—	—	—

Sheraton Holding reverse purchase	125	5	212	6	—	57	2	4,022	—

Cash dividend to Sheraton Holding stockholders	—	—	—	—	—	—	—	(2,144)	—

Stock option and restricted stock award transactions, net	—	—	—	—	—	1	—	32	(1)

Share repurchases	—	—	—	—	—	(10)	—	(371)	—

Issuance of forward equity contracts	245	—	—	—	—	8	—	—	—

Settlement of forward equity contracts	(370)	—	—	—	—	(10)	—	—	—

Issuance of equity put options	32	—	—	—	—	—	—	(30)	—

Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(1)	(63)	(2)	—	3	—	50	—

Change in minority interest	—	—	—	—	—	—	—	78	—

Foreign currency translation	—	—	—	—	—	—	—	—	—

Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—

Dividends declared	—	—	—	—	—	—	—	—	—

Balance at December 31, 1998	32	4	149	4	—	176	4	4,571	(1)

Net loss	—	—	—	—	—	—	—	—	—

Stock option and restricted stock award transactions, net	—	—	—	—	—	1	—	12	(4)

Issuance of equity put options	19	—	—	—	—	—	—	(13)	—

Settlement of equity put options	(32)	—	—	—	—	—	—	17	—

Share repurchases	—	—	—	—	—	(3)	—	(64)	—

Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—	(13)	—	—	5	—	14	—

SVO acquisition	—	—	—	—	—	10	—	248	—

Foreign currency translation	—	—	—	—	—	—	—	—	—

Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—

Dividends declared	—	—	—	—	—	—	—	—	—

Balance at December 31, 1999	19	4	136	4	—	189	4	4,785	(5)

Net income	—	—	—	—	—	—	—	—	—

Stock option and restricted stock award transactions, net	—	—	—	—	—	2	—	47	1

Settlement of equity put options	(19)	—	—	—	—	—	—	13	—

Share repurchases	—	—	—	—	—	(3)	—	(69)	—

Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(1)	(19)	(3)	—	6	—	20	—

Foreign currency translation	—	—	—	—	—	—	—	—	—

Unrealized loss on securities, net	—	—	—	—	—	—	—	—	—

Dividends declared	—	—	—	—	—	—	—	—	—

Balance at December 31, 2000	$—	3	$117	1	$—	194	$4	$4,796	$(4)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Cumulative
	Translation and	Retained
	Marketable	Earnings
	Securities	(Accumulated
	Adjustments	Deficit)

Balance at December 31, 1997	$(135)	$(57)

Net income	—	1,302

Sheraton Holding reverse purchase	—	—

Cash dividend to Sheraton Holding stockholders	—	(890)

Stock option and restricted stock award transactions, net	—	—

Share repurchases	—	—

Issuance of forward equity contracts	—	—

Settlement of forward equity contracts	—	—

Issuance of equity put options	—	—

Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—

Change in minority interest	—	—

Foreign currency translation	14	—

Unrealized gain on securities, net	1	—

Dividends declared	—	(353)

Balance at December 31, 1998	(120)	2

Net loss	—	(741)

Stock option and restricted stock award transactions, net	—	—

Issuance of equity put options	—	—

Settlement of equity put options	—	—

Share repurchases	—	—

Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—

SVO acquisition	—	—

Foreign currency translation	(127)	—

Unrealized gain on securities, net	9	—

Dividends declared	—	(117)

Balance at December 31, 1999	(238)	(856)

Net income	—	403

Stock option and restricted stock award transactions, net	—	—

Settlement of equity put options	—	—

Share repurchases	—	—

Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—

Foreign currency translation	(104)	—

Unrealized loss on securities, net	(11)	—

Dividends declared	—	(139)

Balance at December 31, 2000	$(353)	$(592)

(a)	Represents common stock of Sheraton Holding prior to the ITT Merger and the Corporation’s common stock and the Trust’s shares of beneficial interest subsequent to the ITT Merger.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,

	2000	1999	1998

Operating Activities

Net income (loss)	$403	$(741)	$1,302

Exclude:

Discontinued operations, net	(5)	71	(1,082)

Extraordinary item, net	3	32	—

Income (loss) from continuing operations	401	(638)	220

Adjustments to income (loss) from continuing operations:

Depreciation and amortization	481	452	378

Amortization of deferred loan costs	11	16	22

Non-cash portion of restructuring and other special charges	—	7	85

Non-cash portion of Reorganization	—	936	—

Provision for doubtful accounts	19	9	13

Minority equity in net income	8	95	14

Equity income, net of dividends received	13	(6)	13

Gain on sales of real estate and investments, net	(2)	(191)	(55)

Changes in working capital:

Accounts receivable	10	21	(36)

Inventories	(62)	(17)	(4)

Accounts payable	(15)	37	(2)

Accrued expenses	(10)	(65)	(641)

Accrued and deferred income taxes	22	8	(50)

Other, net	(25)	(93)	86

Cash from continuing operations	851	571	43

Cash from (used for) discontinued operations	3	(114)	(296)

Cash from (used for) operating activities	854	457	(253)

Investing Activities

Purchases of plant, property and equipment	(544)	(521)	(427)

Proceeds from asset sales, net	261	3,853	2,854

Issuance/collection of notes receivable, net	(12)	78	156

Acquisitions, net of acquired cash	(284)	(111)	(60)

Investments	(45)	(107)	—

Other, net	(34)	(20)	(183)

Cash from (used for) investing activities	(658)	3,172	2,340

Financing Activities

Revolving credit facility and short-term borrowings, net	547	(620)	487

Long-term debt issued	231	681	4,143

Long-term debt repaid	(1,015)	(3,165)	(2,785)

Settlement of forward equity contracts	(6)	(16)	(125)

Dividends paid	(134)	(116)	(3,357)

Share repurchases	(69)	(64)	(371)

Other, net	26	(35)	(48)

Cash used for financing activities	(420)	(3,335)	(2,056)

Exchange rate effect on cash and cash equivalents	(23)	(15)	—

Increase (decrease) in cash and cash equivalents	(247)	279	31

Cash and cash equivalents— beginning of period	436	157	126

Cash and cash equivalents— end of period	$189	$436	$157

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$403	$651	$445

Income taxes, net of refunds	$179	$132	$63

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$9	$1

Receivable, Corporation	34	34

Prepaid expenses and other	4	7

Total current assets	47	42

Investments, Corporation	848	848

Investments	35	47

Plant, property and equipment, net	4,260	4,293

Long-term receivables, net, Corporation	1,604	1,658

Goodwill and intangible assets, net	239	246

Other assets	15	16

	$7,048	$7,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5	$5

Accrued expenses	57	65

Short-term borrowings and current maturities of long-term debt	35	105

Total current liabilities	97	175

Long-term debt	483	496

	580	671

Minority interest	39	32

Class B exchangeable preferred shares, at redemption value of $38.50	117	136

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 609,576 and 3,669,546 shares at December 31, 2000 and 1999, respectively	—	—

Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at December 31, 2000 and 1999.	—	—

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 194,485,448 and 189,271,522 shares at December 31, 2000 and 1999, respectively	2	2

Additional paid-in capital	7,630	7,612

Accumulated deficit	(1,320)	(1,303)

Total stockholders’ equity	6,312	6,311

	$7,048	$7,150

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended
	December 31,		Period from
			February 23, 1998
	2000	1999	to December 31, 1998

Revenues

Unconsolidated joint ventures and other	$3	$4	$3

Rent and interest, Corporation	692	787	590

	695	791	593

Costs and Expenses

Selling, general and administrative	3	5	22

Depreciation	183	169	123

Amortization	7	6	5

	193	180	150

	502	611	443

Interest expense, net of interest income of $0, $0 and $6	(39)	(47)	(20)

Gain (loss) on sales of real estate and investments	1	(137)	—

Income tax expense	(1)	(2)	(1)

Minority equity in net income	(3)	(2)	(10)

Net income	$460	$423	$412

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 31,		Period from
			February 23, 1998
	2000	1999	to December 31, 1998

Operating Activities

Net income	$460	$423	$412

Adjustments to net income:

Depreciation and amortization	190	175	128

Minority equity in net income	3	2	10

Equity income, net of dividends received	3	1	5

(Gain) loss on sales of real estate and investments	(1)	137	—

Changes in working capital:

Receivable, Corporation	—	2	(8)

Accounts payable	—	(2)	1

Accrued expenses	(14)	33	(17)

Other, net	—	1	72

Cash from operating activities	641	772	603

Investing Activities

Additions to plant, property and equipment	(204)	(271)	(177)

Proceeds from asset sales, net	54	126	282

Acquisitions, net of cash acquired	—	—	(13)

Investments	(1)	(6)	—

Collections on notes receivable	—	56	—

Long-term receivables, Corporation	73	60	488

Other, net	10	(1)	(325)

Cash from (used for) investing activities	(68)	(36)	255

Financing Activities

Revolving credit facility and short-term borrowings, net	—	(421)	1

Long-term debt issued	23	291	319

Long-term debt repaid	(106)	(7)	(546)

Settlement of forward equity contracts	—	—	(88)

Dividends paid	(134)	(116)	(278)

Dividends paid to Corporation	(338)	(470)	—

Other, net	(10)	(24)	(254)

Cash used for financing activities	(565)	(747)	(846)

Increase (decrease) in cash and cash equivalents	8	(11)	12

Cash and cash equivalents—beginning of period	1	12	—

Cash and cash equivalents—end of period	$9	$1	$12

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$35	$36	$21

Income taxes	$1	$2	$1

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

      The accompanying consolidated balance sheets as of December 31, 2000 and 1999 and the consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2000, 1999 and 1998 represent (i) Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and its subsidiaries, including Sheraton Holding Corporation and its subsidiaries (“Sheraton Holding”) (formerly ITT Corporation) and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and, together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust. Because the Company’s acquisition of Sheraton Holding (the “ITT Merger”) was treated as a reverse purchase for financial accounting purposes, the statements of operations, comprehensive income, equity and cash flows for the year ended December 31, 1998 include the accounts of the Company and the Trust for the period from the closing of the ITT Merger on February 23, 1998 through December 31, 1998 and the accounts of Sheraton Holding for the year ended December 31, 1998.

      The Company is one of the largest hotel companies in the world and the Trust is one of the largest real estate investment trusts (“REITs”) in the United States. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of more than 700 full-service hotels as well as vacation ownership resorts primarily serving two markets: luxury and upscale. The Company’s hotel operations are represented in nearly every major world market.

      The Trust was formed in 1969 and elected to be taxed as a REIT under the Internal Revenue Code (the “Code”). In 1980, the Trust formed the Corporation and made a distribution to the Trust’s shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a “Corporation Share”) for each common share of beneficial interest, par value $0.01 per share, of the Trust (a “Trust Share”). Until January 6, 1999, the Corporation Shares and Trust Shares were paired on a one-for-one basis and, pursuant to an agreement between the Corporation and the Trust, could be held or transferred only in units (“Paired Shares”) consisting of one Corporation Share and one Trust Share.

      At December 31, 1998, the combined Corporation and Trust entity was a “paired share REIT” under the grandfathering provisions of the Code. During 1998, Congress enacted tax legislation that has the effect of eliminating this grandfathering for certain interests in real property acquired after March 26, 1998. In response to this legislation, a reorganization of the Corporation and the Trust (the “Reorganization”) was proposed by the Company and was approved by the Corporation and Trust shareholders on January 6, 1999. As a result of the Reorganization, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding shares of the new Class A shares of beneficial interest in the Trust (“Class A Shares”). Each outstanding Trust Share was converted into one share of the new non-voting Class B shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share. The Reorganization was accounted for as a reorganization of two companies under common control. As such, there was no revaluation of the assets and liabilities of the combining companies. Unless otherwise stated herein, all information with respect to Shares refers to Shares on or since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of December 31, 2000, an aggregate 95.3% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 96.3% partnership interest

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of December 31, 2000. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At December 31, 2000, there were approximately 7.7 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.  Significant Accounting Policies

      Principles of Consolidation. The accompanying consolidated financial statements of the Company and the Trust and their subsidiaries include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which the Company and/or the Trust exercise control, and for which control is other than temporary. Intercompany transactions and balances have been eliminated in consolidation.

      Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Inventories. Inventories are comprised principally of vacation ownership interests (“VOIs”) and hotel operating supplies. VOI inventory is carried at cost, which is lower than fair value less cost to sell. Operating supplies are generally valued at the lower of cost (first-in, first-out) or market. Potential losses from obsolete and slow-moving inventories are provided for in the current period.

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

      Equity in earnings of unconsolidated subsidiaries accounted for on the equity basis were $37 million, $32 million and $20 million in 2000, 1999 and 1998, respectively.

      The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment. The carrying value of other investments approximates fair value based on market prices and the value of the underlying collateral.

      Plant, Property and Equipment. Plant, property and equipment, including capitalized interest of $3 million, $8 million and $14 million in 2000, 1999 and 1998, respectively, applicable to major project expenditures, are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; and the lesser of the leasehold term or 40 years for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the hotel assets sold are insignificant.

      The Company evaluates the carrying value of each of the Company’s assets for impairment. For assets in use, the expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of such assets. If, in management’s opinion, the fair value of the assets which have been identified for sale is less than the net book value of the assets, a loss reserve is established. Fair value is determined based upon

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

      Goodwill and Intangible Assets. Goodwill and intangible assets arose in connection with acquisitions, including the acquisition of management contracts, and are amortized using the straight-line method over 2 to 40 years. Accumulated amortization was $249 million and $154 million at December 31, 2000 and 1999, respectively. The Company continually reviews the carrying value of goodwill and intangible assets to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred.

      Frequent Guest Program. The Company accrues for the cost of redeeming points awarded to members of the frequent guest program at the time the points are awarded. This accrual is based on the discounted expected costs of redemption. The liability for this program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. Revenue is recognized by participating hotels and resorts when the points are redeemed for hotel stays.

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

      The Company enters into foreign currency forward contracts and foreign currency swaps as a means of hedging exposure to foreign currency fluctuations. All foreign currency forward contracts have an inverse correlation to the hedged items and are designated as, and considered effective as, hedges of the underlying assets or liabilities. Changes in the value of the derivative instruments designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as the classification of the changes in the underlying assets and liabilities. Discounts or premiums related to the contracts are recognized into income over the life of the contract.

      The Company does not enter into these derivative financial instruments for trading or speculative purposes and closely monitors the financial stability and credit standing of its counterparties.

      Foreign Currency Translation. Balance sheet accounts are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign currency translation and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included as a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are reported currently in costs and expenses and were insignificant for all periods presented.

      Income Taxes. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, including net operating loss carryforwards, and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.

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

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Year Ended December 31,

	2000			1999			1998

			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share

Income (loss) from continuing operations	$401			$(638)			$220

Dividends on Class A EPS and Class B EPS	(4)			(5)			(17)

Basic earnings (loss)	397	196	$2.03	(643)	189	$(3.41)	203	192	$1.06

Effect of dilutive securities:

Employee stock options	—	3		—	—		—	2

Class A EPS and Class B EPS	4	6		—	—		—	—

Diluted earnings (loss)	$401	205	$1.96	$(643)	189	$(3.41)	$203	194	$1.05

      Employee stock options totaling approximately 1 million Shares were not included in the computation of diluted earnings per Share for the year ended December 31, 1999 as the effects were antidilutive. Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) of the Trust totaling approximately 8 million Shares were not included in the computation of diluted earnings per Share for the years ended December 31, 1999 and 1998 as the effects were antidilutive. Additionally, equity put options totaling approximately 1 million Shares were not included in the computation of diluted earnings per Share for the year ended December 31, 1998 as the effects were antidilutive.

      Revenue Recognition. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures—Represents revenue primarily derived from hotel and leisure operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including Sheraton, Westin, St. Regis, The Luxury Collection, Four Points by Sheraton and W.

•	Management and Franchise Fees—Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin and Four Points by Sheraton brand names. Management fees are generally based on a combination of a percentage of gross revenues and an incentive fee, and franchise fees are generally based on a percentage of hotel room revenues.

•	Other—Represents primarily the Company’s interest in unconsolidated joint ventures and the sale and financing of VOIs. VOI sales are included in revenue when minimum down payment requirements (at least 10%) have been met.

      The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” in December 1999. SAB 101 summarizes certain of the SEC staff’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101, as amended, in the fourth quarter of 2000 and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

determined that it did not have a material impact on annual earnings or the timing of revenue and profit recognition between quarters during the year.

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

      Reclassifications. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation, including the reclassification of equity earnings from joint ventures in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-1, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

      Impact of Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. This was followed in June 2000 by the issuance of SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish new accounting rules and disclosure requirements for most derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The Company has adopted these standards effective January 1, 2001. The initial adoption of these standards will result in a reduction of other comprehensive income of approximately $6.2 million. The adoption will also impact asset and liabilities recorded on the balance sheet; however, it will not impact earnings.

Note 3.  Acquisitions

      Acquisition of CIGA S.p.A. In June 2000, the Company completed the acquisition of the minority ownership interest of CIGA S.p.A. (“CIGA”) not previously owned by Starwood. The aggregate purchase price of the incremental shares was approximately $312 million. The Company accounted for the acquisition of the outstanding CIGA shares as a step acquisition in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” resulting in a preliminary allocation to property and goodwill of approximately $102 million.

      Acquisition of Starwood Vacation Ownership, Inc. On October 1, 1999, the Company completed the acquisition of Starwood Vacation Ownership, Inc. (formerly Vistana, Inc.) (“SVO”), whereby SVO merged with and into a subsidiary of the Corporation and thereby became a wholly owned subsidiary of the Corporation. The Company financed the acquisition of SVO with cash of approximately $110 million, the assumption of approximately $280 million of debt and the issuance of approximately 10.1 million Shares. SVO’s principal operations include the acquisition, development and operation of vacation ownership resorts; marketing and selling VOIs in the resorts; and providing financing to customers who purchase such interests. The Company accounted for the acquisition of SVO as a purchase in accordance with APB Opinion No. 16. As such, the carrying values of the assets acquired (including net cash of approximately $35 million) and liabilities assumed were recorded at fair market value, resulting in goodwill of approximately $256 million. The results of SVO’s operations have been included in the accompanying financial statements since the acquisition date. The pro forma effect on the Company’s revenues, net income and earnings per Share for 1999 and 1998, as though the acquisitions occurred as of January 1 of each year, was not material.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      ITT and Westin Mergers. On January 2, 1998, Starwood acquired Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) for approximately $2.0 billion in cash and debt assumed (the “Westin Merger”). On February 23, 1998, pursuant to an Amended and Restated Agreement and Plan of Merger dated as of November 12, 1997, the Company acquired Sheraton Holding. The aggregate value of the Sheraton Holding acquisition in cash, Shares and assumed debt was approximately $14.6 billion.

      The Company accounted for the ITT Merger as a reverse purchase in accordance with APB Opinion No. 16. Although the Company issued Shares to Sheraton Holding stockholders and survived the ITT Merger, the Trust and the Corporation are considered the acquired companies for accounting purposes since the prior Sheraton Holding stockholders held a majority of the outstanding Shares immediately after the ITT Merger was consummated. As such, the carrying value of the assets and liabilities of the Corporation and Trust (inclusive of Westin) was recorded at fair market value, resulting in goodwill and identified intangibles of approximately $2.5 billion.

      Because the ITT Merger was treated as a reverse purchase for financial accounting purposes, the statements of operations, comprehensive income and cash flows for the year ended December 31, 1998 include the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through December 31, 1998 and the accounts of Sheraton Holding for the entire year ending December 31, 1998. Historical stockholders’ equity of the Company prior to the ITT Merger has been retroactively restated for the equivalent number of shares received in the ITT Merger after giving effect to the difference in par value between Starwood’s and Sheraton Holding’s stock. Unless otherwise indicated, all references herein to the number of Shares and per Share amounts have been restated to reflect the impact of the reverse acquisition at the conversion factor of 1.543 Shares for each Sheraton Holding share acquired. Additionally, each Sheraton Holding stock option (“Sheraton Stock Option”) became a fully exercisable option pursuant to the number of Shares determined by applying the 1.543 conversion factor.

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

	Year Ended
	December 31,

	1999	1998

Revenues	$3,829	$3,542

Income (loss) from continuing operations	$(550)	$164

Net income (loss)	$(653)	$1,246

Basic income (loss) from continuing operations per Share	$(2.94)	$0.76

Diluted income (loss) from continuing operations per Share	$(2.94)	$0.75

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5.  Discontinued Operations

      Gaming. On December 30, 1999, the sale of Caesars World, Inc. (“Caesars”) was completed. On June 23, 2000, the sale of the Desert Inn Resort & Casino (the “Desert Inn”) was completed (together with the sale of Caesars, the “Gaming Dispositions”). The Company received approximately $3.3 billion in proceeds from the Gaming Dispositions which was used to pay off $2.5 billion of increasing rate notes and to reduce its bank revolver. These sales constituted the disposition of Starwood’s gaming operations.

      As a result of the Gaming Dispositions, the accompanying consolidated financial statements have been restated to reflect the results of operations and net assets of the gaming segment as a discontinued operation. This restatement includes the allocation of long-term debt of $165 million and $2.1 billion for the years ended December 31, 1999 and 1998, respectively, and the related interest expense of $6 million, $163 million and $161 million, for the years ended December 31, 2000, 1999 and 1998, respectively, to the discontinued gaming operations. These allocations were based upon the ratio of net gaming segment assets to the Company’s total capitalization. During the first quarter of 1999, the Company provided for estimated after-tax losses on the disposal of the discontinued gaming operations of $180 million ($158 million pretax), which included anticipated operating income of approximately $50 million prior to the disposal. In the fourth quarter of 1999, the Company provided for additional losses on the sale of its gaming operations in the amount of $55 million (including tax of $9 million), primarily due to the delay in the closing of the sale, lower than estimated operating profits prior to the sale and certain adjustments to the sale price made at closing. Additionally, the Company provided for additional losses on the disposal of the Desert Inn of $9 million (net of a $5 million tax benefit), primarily as a result of additional anticipated operating losses prior to the sale. Summary financial information of the discontinued gaming operations is as follows (in millions):

December 31,
1999

Balance Sheet Data

Total assets	$269

Total liabilities	—

Debt allocated or attributed to discontinued operations	(165)

Net assets of discontinued operations	$104

		Year Ended
	Period from	December 31,
	January 1, 2000
	to June 23, 2000	1999	1998

Income Statement Data

Revenues	$57	$1,541	$1,377

Restructuring and other special charges	$—	$—	$(55)

Operating income (loss)	$(3)	$154	$64

Interest expense, including allocated interest	$(6)	$(174)	$(166)

Income tax benefit (expense)	$1	$(11)	$19

Minority equity in net loss	$—	$4	$11

Loss from discontinued operations	$(8)	$(27)	$(72)

      ITT Educational Services, Inc. In June 1998, the Company sold approximately 13.0 million shares of ITT Educational Services, Inc. (“Educational Services”) in a public offering for net proceeds of approximately $304 million. The Company recorded a gain of $253 million before income taxes of $93 million. Subsequent to this sale, the Company was a minority holder in Educational Services and, as such, accounted for its remaining interest under the equity method by recording its proportionate share of net losses totaling

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

$1 million for the period from June 1, 1998 to December 31, 1998. Summary financial information of Educational Services is as follows (in millions):

Five Months
Ended
May 31, 1998

Income Statement Data

Revenues	$114

Operating income	$12

Interest income	$2

Income tax expense	$(6)

Minority equity in net income	$(1)

Income from discontinued operations	$7

      In February 1999, the Company completed the sale of its remaining interest in Educational Services, selling 8.0 million shares of common stock of Educational Services in an underwritten public offering at a price per share of $34.00 and sold 1.5 million shares of common stock at $32.73 per share directly to Educational Services. Starwood received aggregate net proceeds of approximately $310 million from these transactions, which were used to repay a portion of the Company’s outstanding debt. The Company recognized a gain of $272 million, before income taxes of $99 million, on the sale.

      ITT World Directories. In February 1998, the Company disposed of ITT World Directories (“WD”), the subsidiary through which Sheraton Holding conducted its telephone directories publishing business, to VNU International B.V., a leading international publishing and information company based in the Netherlands, for gross consideration of $2.1 billion. The Company recorded a gain of $1.0 billion, net of income taxes of $514 million, on the disposition. Interest expense and debt related to the disposition of WD was allocated to discontinued operations. Summary financial information of WD is as follows (in millions):

Period from
January 1, 1998 to
February 19, 1998

Income Statement Data

Revenues	$8

Operating loss	$(8)

Interest expense, including allocated interest	$(14)

Income tax benefit	$7

Minority equity in net income	$1

Loss from discontinued operations	$(14)

Note 6.  Extraordinary Item

      During the first quarter of 2000, the Company prepaid $28.4 million on a mortgage loan resulting in an extraordinary loss on the early extinguishment of debt of $3 million (pretax).

      In December 1999, the Company used the proceeds from the sale of Caesars to pay off $2.5 billion of increasing rate notes. This early extinguishment of debt required termination fees of $38 million and the write-off of $10 million of deferred loan fees associated with this debt. This $48 million (pretax) charge was recorded in December 1999 as an extraordinary loss on the early extinguishment of debt.

      In August 1999, Caesars redeemed its senior subordinated notes for an aggregate payment of $152 million, recognizing an extraordinary pretax loss of $3 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.  Restructuring and Other Special Charges

      At December 31, 2000, the Company has remaining accruals related to restructuring and other special charges, described below, of $100 million, $22 million of which is included in other long-term liabilities in the accompanying balance sheet. These accruals consist of $72 million for certain litigation costs and $28 million primarily related to remaining lease commitments which expire through 2006.

      1999 Restructuring and Other Special Charges (Credits). During 1999, the Company recorded restructuring charges of $5 million (pretax) attributed to the rationalization of one of its technology centers. In addition, the Company recorded other special charges of $13 million attributed to severance benefits for the former President and Chief Operating Officer of the Corporation and $75 million attributed primarily to an accrual for certain litigation costs related to an unfavorable judgment in a matter involving the former Sheraton hotel in Washington, D.C. (see Note 18).

      ITT Merger-Related Charges (Credits). In connection with the ITT Merger, the Company recorded restructuring and other special charges totaling $172 million (pretax) in 1998 for ITT Merger-related costs and the write-down of certain assets. During 1999, the Company reversed $8 million of these charges as the ITT Merger costs were less than originally anticipated.

      In addition, during the third quarter of 1998, the Company recorded a non-recurring charge to selling, general and administrative expense of approximately $30 million primarily associated with the vesting, during the quarter, of certain restricted stock granted earlier in the year to the then President and Chief Operating Officer of the Corporation in connection with his appointment.

      During 1997, Sheraton Holding recorded special charges as a result of the ITT Merger for conversion of the accounting of Sheraton Holding’s stock option plan to variable accounting due to limited stock appreciation rights subject to exercise and related charges for tax reimbursements to employees of $404 million. During 1998 and 1999, the Company reversed approximately $23 million and $50 million, respectively, in accruals related to the resolution of certain employment related contingencies.

      Other Sheraton Holding Restructuring and Other Special Charges (Credits). During 1997, Sheraton Holding recorded pretax charges totaling $236 million to restructure and rationalize operations at its World Headquarters and the headquarters of its field operations. During 1999, the Company reversed $32 million of these charges as the costs were less than anticipated.

Note 8.  Plant, Property and Equipment

      Plant, property and equipment consisted of the following (in millions):

	December 31,

	2000	1999

Land and improvements	$1,395	$1,416

Buildings and improvements	6,265	6,066

Furniture, fixtures and equipment	1,603	1,345

Construction work in process	113	93

	9,376	8,920

Less accumulated depreciation and amortization	(1,487)	(1,133)

	$7,889	$7,787

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2000, the Company identified six hotels totaling $70 million as non-core assets and classified them as held for sale. These hotels are included in plant, property and equipment in the accompanying 2000 consolidated balance sheet.

Note 9.  Income Taxes

      Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,

	2000	1999	1998

Pretax income

U.S.	$437	$277	$35

Foreign	173	256	110

	$610	$533	$145

Provision (benefit) for income tax

Current:

U.S. federal	$71	$65	$34

State and local	9	13	6

Foreign	95	95	43

	175	173	83

Deferred:

U.S. federal	19	718	(189)

State and local	—	180	—

Foreign	7	5	17

	26	903	(172)

	$201	$1,076	$(89)

      No provision was made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $32 million since these amounts are permanently reinvested.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,

	2000	1999

Plant, property and equipment	$(779)	$(757)

Intangibles	(335)	(342)

Allowances for doubtful accounts and other reserves	139	121

Employee benefits	36	29

Deferred gain	(524)	(524)

Net operating loss and tax credit carryforwards	188	161

Deferred income	(115)	(87)

Transaction costs	22	23

Other	(11)	(11)

	(1,379)	(1,387)

Less valuation allowance	(65)	(83)

Deferred income taxes	$(1,444)	$(1,470)

      At December 31, 2000, the Company has net operating loss and tax credit carryforwards of approximately $478 million and $22 million, respectively, for federal income tax purposes. Substantially all operating loss carryforwards, which are expected to provide future tax benefits, expire in 2018.

      A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,

	2000	1999	1998

Tax provision at U.S. statutory rate	$214	$187	$51

U.S. state and local income taxes	6	8	6

Exempt Trust income	(49)	(41)	(147)

Tax on repatriation of foreign earnings	21	16	(5)

Foreign tax rate differential	14	(5)	8

Non-deductible goodwill	16	14	19

Reorganization	—	936	—

Transaction costs	—	(58)	(21)

Deferred asset valuation allowance	(18)	5	—

Other	(3)	14	—

Provision (benefit) for income tax	$201	$1,076	$(89)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.  Debt

      Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,

	2000	1999

Senior Credit Facility:

Five-year term loan, interest at LIBOR+ 0.625% (7.19% at December 31, 2000), maturing through 2003	$925	$1,000

Term Loan Add-on, interest at LIBOR+ 1.25% (7.81% at December 31, 2000), maturing through 2003	173	—

Revolving Credit Facility, interest at LIBOR+ 0.625% (7.19% at December 31, 2000), maturing through 2003	620	336

Senior Secured Notes Facility:

Tranche II Loans, interest at LIBOR+ 2.75% (9.31% at December 31, 2000), maturing through 2003	1,000	1,000

Sheraton Holding public debt, interest rates ranging from 6.25% to 7.75%, maturing through 2025	1,296	1,995

Mortgages and other, interest rates ranging from 4.5% to 11.5%	1,528	1,465

	5,542	5,796

Less indebtedness classified in discontinued operations	—	(165)

Less current maturities	(585)	(988)

Long-term debt	$4,957	$4,643

      Aggregate debt maturities for each of the years ending December 31 are as follows (in millions):

2001	$585

2002	296

2003	2,723

2004	57

2005	502

Thereafter	1,379

$5,542

      In December 2000, the Company increased the amount available under the Senior Credit Facility by $172.5 million (“Term Loan Add-on”). Additionally, in January 2001, the Company further increased the amount available under the Senior Credit Facility by an additional $150 million. The proceeds from the Term Loan Add-on were used to further reduce the amount outstanding under the Company’s Revolving Credit Facility.

      On July 25, 2000, the Company entered into a one-year, Euro 270 million loan (approximately $252 million). The interest rate on this loan at December 31, 2000 was Euribor plus 112.5 basis points. The proceeds from the loan were used to reduce the amount outstanding under the Company’s Revolving Credit Facility.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      On February 23, 1998, Starwood entered into two credit facilities ($5.6 billion in total) with Lehman Brothers, Bankers Trust Company, The Chase Manhattan Bank and other financial institutions to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company’s existing indebtedness and to provide funds for general corporate purposes. The Senior Credit Facility and the Senior Secured Notes Facility comprise Starwood’s primary existing credit facilities. In September 1998, the Company increased its borrowings under the Senior Secured Notes Facility with a $1 billion, five-year term borrowing facility (“Tranche II Loans”). Starwood completed the sale of Caesars on December 30, 1999 and completed the sale of the Desert Inn on June 23, 2000 for aggregate net proceeds of approximately $3.3 billion. The proceeds from these sales were used to repay $2.5 billion of the Senior Secured Notes Facility and to reduce the amount outstanding under the Revolving Credit Facility.

      Repayment of amounts borrowed under the Senior Credit Facility is guaranteed by the Trust, the Company and substantially all their respective significant subsidiaries (including the Partnerships) other than foreign subsidiaries and joint venture entities (the “Guarantor Subsidiaries”) to the extent such entities are not borrowers or co-borrowers, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the Guarantor Subsidiaries.

      The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $435 million of available borrowing capacity under the Revolving Credit Facility as of December 31, 2000.

      The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, escrow account funding requirements for capital purchases and tax payments and insurance premiums, limitations on capital expenditures and on the Company’s right to incur further debt and restrictions on transactions with affiliates and related persons, among other restrictions. The Company was in compliance with all of the short-term borrowing and long-term debt obligation covenants at December 31, 2000.

      The weighted average interest rate for short-term borrowings was 6.04% and 6.47% at December 31, 2000 and 1999, respectively, and their fair values approximated carrying value given their short-term nature. These average interest rates are composed of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.

      For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and, if appropriate, the length to maturity for the debt. The estimated fair value of long-term debt at December 31, 2000 and 1999 was $5.4 billion and $5.6 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows using the Company’s incremental borrowing rates for similar arrangements.

Note 11.  Employee Benefit Plans

      Pension and Postretirement Benefit Plans. The Company and its subsidiaries sponsor numerous pension plans, including the ITT Corporation Salaried Retirement Plan and the ITT Sheraton Corporation Pension Plan for Hourly Employees (“ITT Plans”), and the Westin Supplemental Executive Retirement Plan. The ITT Plans are funded, except in some countries outside the U.S. where funding is not required. The ITT Plans’ assets are comprised primarily of fixed income investments. The Westin Supplemental Executive Retirement Plan is a non-contributory, non-qualified plan that provides benefits for certain executives. The plan is unfunded apart from general assets of the Company.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company also sponsors the ITT Sheraton Post-Retirement Welfare Program. The plan provides health care and life insurance benefits for certain eligible retired employees. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. The Company also funds the health plan on a pay-as-you-go basis.

      Effective January 1, 2000, the ITT Plans were merged and the ITT Corporation Salaried Retirement Plan (“Salaried Plan”) name was retained. Immediately after the merger, the merged Plans spun off an allocated portion of assets and liabilities to form the ITT Sheraton Corporation Ongoing Retirement Plan (“Ongoing Plan”). Additionally, the Company filed a request for an Internal Revenue Service determination letter concerning the termination of the Salaried Plan as of July 31, 2000. Since the Internal Revenue Service has not yet approved the request, the plan termination has not been reflected below. The Ongoing Plan purchased a group annuity for all participants retired prior to January 1, 2000, for approximately $80.9 million. The ending balance of the fair value of plan assets for the Salaried and Ongoing Plans reflects lump sum payments made to former terminated vested participants in 2000. The total payment was approximately $23.6 million from the Salaried Plan. As of December 31, 2000, the Ongoing Plan assets included approximately 348,000 Shares of the Company’s common stock.

      The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s pension and other benefit plans, amounts recognized in the Company’s consolidated balance sheets at December 31, 2000 and 1999, and the principal weighted average assumptions inherent in their determination (amounts are in millions).

			Foreign
	Pension Benefits		Pension Benefits		Other Benefits

	2000	1999	2000	1999	2000	1999

Change in Benefit Obligation

Benefit obligation at beginning of year	$240	$271	$53	$80	$31	$36

Service cost	—	3	1	1	—	—

Interest cost	15	17	3	3	2	2

Actuarial (gain) loss	31	(34)	4	(4)	—	(5)

Acquisitions	—	—	37	7	—	—

Divestitures	—	—	—	(30)	—	—

Settlements	(105)	—	2	—	—	—

Effect of foreign exchange rates	—	—	(4)	(1)	—	—

Benefits paid	(1)	(17)	(2)	(3)	(2)	(2)

Benefit obligation at end of year	$180	$240	$94	$53	$31	$31

Change in Plan Assets

Fair value of plan assets at beginning of year	$242	$240	$63	$47	$22	$20

Actual return on plan assets	31	18	6	12	—	2

Employer contribution	1	1	1	—	2	2

Acquisitions	—	—	37	8	—	—

Settlements	(105)	—	2	—	—	—

Effect of foreign exchange rates	—	—	(4)	(1)	—	—

Benefits paid	(1)	(17)	(2)	(3)	(2)	(2)

Fair value of plan assets at end of year	$168	$242	$103	$63	$22	$22

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

			Foreign
	Pension Benefits		Pension Benefits		Other Benefits

	2000	1999	2000	1999	2000	1999

Funded status	$(12)	$2	$9	$10	$(9)	$(9)

Unrecognized net actuarial gain	(20)	(43)	(4)	(6)	(3)	(6)

Unrecognized prior service cost	—	—	—	—	(1)	(1)

Accrued benefit cost	$(32)	$(41)	$5	$4	$(13)	$(16)

Amounts recognized in the consolidated balance sheets consist of:

Prepaid benefit cost	$—	$3	$8	$7	$—	$—

Accrued benefit cost	(32)	(44)	(3)	(3)	(13)	(16)

Net amount recognized at end of year	$(32)	$(41)	$5	$4	$(13)	$(16)

			Foreign
	Pension Benefits		Pension Benefits		Other Benefits

	2000	1999	2000	1999	2000	1999

Weighted Average Assumptions as of December 31,

Discount rate	7.25%	7.25%	6.63%	6.02%	7.25%	7.25%

Expected return on plan assets	7.00%	7.00%	8.11%	7.00%	9.75%	7.00%

Rate of compensation increase	N/A	N/A	4.51%	4.52%	N/A	N/A

For measurement purposes, a 6.10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.00% in 2002 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the total of service and interest cost components or on the postretirement benefit obligation.

				Foreign
	Pension Benefits			Pension Benefits			Other Benefits

	2000	1999	1998	2000	1999	1998	2000	1999	1998

Components of Net Periodic Benefit Cost

Service cost	$—	$3	$15	$1	$1	$6	$—	$—	$1

Interest cost	15	17	18	3	3	5	2	2	2

Expected return on plan assets	(14)	(20)	(18)	(5)	(3)	(5)	(2)	(2)	(2)

Amortization of:

Prior service cost	—	—	1	—	—	—	(1)	(1)	—

Actuarial (gain) loss	(1)	—	1	—	—	—	—	—	—

SFAS 87 cost/ SFAS 106 cost	—	—	17	(1)	1	6	(1)	(1)	1

SFAS 88 charges:

Special termination benefit charge (credit)	—	—	(1)	—	—	—	—	—	—

Curtailment charge (credit)	—	—	4	—	—	(1)	—	—	—

Settlement charge (credit)	(8)	—	—	—	—	5	—	—	—

Net periodic benefit cost	$(8)	$—	$20	$(1)	$1	$10	$(1)	$(1)	$1

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

			Foreign
	Pension Benefits		Pension Benefits

	2000	1999	2000	1999

Plans with ABO exceeding assets at end of year:

ABO	$12	$12	$1	$3

PBO	$—	$—	$1	$3

Fair value of plan assets	$—	$—	$—	$2

      Defined Contribution Plans. The Company sponsors the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a voluntary defined contribution plan allowing participation by domestic employees that meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the plan. The plan also contains additional provisions for matching contributions to be made by the Company which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $17 million in 2000, $19 million in 1999 and $15 million in 1998.

Note 12.  Leases and Rentals

      At December 31, 2000, the Trust owned equity interests in 99 hotels, of which 90 properties were owned and 9 were held pursuant to long-term leases.

      All of the Trust’s hotels are leased to the Corporation as of December 31, 2000. The leases between the Trust and the Corporation are generally long-term and provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are “triple-net” in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. Total rental expense incurred by the Corporation under such leases was approximately $520 million for the year ended December 31, 2000, of which approximately $169 million related to percentage rent.

      The Corporation’s minimum future rents (inclusive of various ground leases) at December 31, 2000 payable under non-cancelable operating leases with the Trust and with others for the years ended December 31 are as follows (in millions):

	2001	2002	2003	2004	2005	Thereafter

Trust	$27	$14	$9	$9	$9	$28

Other	63	50	47	46	42	463

Total	$90	$64	$56	$55	$51	$491

      The Corporation and the hotels lease certain equipment and facilities for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2038 and generally are for a fixed amount each month. Future minimum lease payments under the non-cancelable operating leases are included in the other minimum future rents above.

      Rent expense under other non-cancelable operating leases was $64 million, $41 million and $37 million in 2000, 1999 and 1998, respectively.

      The Trust’s rents receivable from the Corporation relating to leased hotel properties at December 31, 2000 and 1999 was $34 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.  Equity Put Options

      As a part of its Share repurchase program (see Note 14), the Company sold equity put options during 1998 for $1.8 million, which entitled the holder, at the expiration date, to sell one million Shares to the Company at contractually specified prices. During 1999, the Company repurchased 500,000 Shares for $16 million under a portion of the equity put option contracts and the remaining equity put option contracts expired.

      In November 1999, in connection with the termination of a certain executive’s employment, the Company granted this executive the option to cause the Company to purchase from the executive 566,166 Shares for a purchase price of $34.25 per Share. This option was exercisable in the fourth quarter of 2000 at which time the executive sold 366,166 of these Shares on the open market and put the remaining 200,000 Shares to the Company at a total cost of $6.9 million. The Company recorded the fair market value of the options as compensation expense of $6.7 million in 1999.

Note 14.  Stockholders’ Equity

      Share Repurchases. In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, through December 31, 2000, Starwood has repurchased 15.8 million Shares (including 500,000 Shares of equity put option contracts) in the open market for an aggregate cost of $521 million. Additionally, the Company repurchased 6.8 million Shares for an aggregate cost of $385 million as settlement of the forward equity transactions described below.

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

      On February 24, 1998, the Company sold an aggregate of 4.641 million Shares to Merrill Lynch International, NMS Services, Inc., Lehman Brothers Inc. and certain affiliates for a cash purchase price per Share of $52.798, which price reflected a 2% discount from the last reported sale price of the Shares on the date of the purchase. Concurrently with these sales, the Company entered into three separate agreements with these purchasers and/or certain of their affiliates pursuant to which each of these purchasers or their respective affiliates agreed to sell, as directed by the Company in an underwritten fixed price offering or other specified methods, a sufficient number of the Shares to achieve net sales proceeds equal to the aggregate market value of the Shares purchased in February 1998, plus a forward accretion component, minus an adjustment for dividends paid on the purchased Shares. Additional Shares were required to be delivered by the Company as security in the event the market prices of the Shares dropped below certain specified levels. In October 1998, the Company settled its obligations under these agreements by repurchasing all of the Shares issued to these purchasers for an aggregate of approximately $255 million in cash. As a result of this settlement, the Company has no further obligations under these agreements and Shares outstanding were reduced by approximately 7.379 million (4.641 million original Shares issued and 2.738 million Shares previously issued as security).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Exchangeable Preferred Shares. During 1998, 6.3 million shares of Class A EPS and 5.5 million shares of Class B EPS were issued by the Trust in connection with the Westin Merger. Class A EPS have a par value of $0.01 per share and are convertible on a one-for-one basis (subject to certain adjustments) to Shares. Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the closing date of the Westin Merger, to require the Trust to redeem such shares at a price of $38.50. Shares of Class B EPS are convertible on a one-for-one basis (subject to certain adjustments) to Class A EPS. During 2000, the Trust consented to the conversion of approximately 508,000 shares of Class B EPS by certain stockholders into an equal number of shares of Class A EPS. Additionally, the Trust consented to the exchange of approximately 3.0 million shares of Class A EPS into an equal number of Shares. At December 31, 2000, the Trust had 150 million preferred shares authorized and 610,000 and 3.0 million of Class A EPS and Class B EPS outstanding, respectively.

Note 15.  Stock Incentive Plans

      In 1999, the Company adopted the 1999 Long-Term Incentive Compensation Plan (“1999 LTIP”) which superseded the 1995 Share Option Plan (the “1995 LTIP”) and provides for the purchase of Shares by Directors, officers, employees, consultants and advisors, pursuant to option grants. Although no additional awards will be granted under the 1995 LTIP, the 1995 LTIP will continue to govern awards that have been granted and remain outstanding under the 1995 LTIP. The aggregate number of Shares subject to non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 1999 LTIP at December 31, 2000 was approximately 15.9 million.

      The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations; accordingly, compensation cost is not recognized for grants of stock options at market price. Had compensation cost for grants been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have been reduced by $92 million ($0.47 per basic Share), $76 million ($0.40 per basic Share) and $86 million ($0.46 per basic Share) in 2000, 1999 and 1998, respectively. The fair value of each option grant used in the 2000, 1999 and 1998 pro forma amounts was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 2.4%, 2.9% and 2.6%, expected volatility of 46.1%, 41.9% and 47.6%, risk-free interest rates of 6.5%, 6.3% and 4.5% and an expected life of three years for all options.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity for the Company, including stock options granted to the gaming operation employees:

		Weighted Average
		Exercise Price
	Options	Per Share

Outstanding at December 31, 1997	13,268,977	$29.29

Granted(a)	19,783,847	43.18

Exercised(b)	(12,536,071)	28.45

Forfeited	(2,393,977)	44.61

Outstanding at December 31, 1998	18,122,776	43.80

Granted	9,155,246	23.76

Exercised	(346,575)	22.46

Forfeited	(6,009,005)	50.41

Outstanding at December 31, 1999	20,922,442	34.26

Granted	10,614,800	24.22

Exercised	(1,682,653)	21.10

Forfeited	(1,689,378)	33.96

Outstanding at December 31, 2000	28,165,211	$31.33

Exercisable at December 31, 1999	10,443,940	$35.36

Exercisable at December 31, 2000	13,362,454	$37.00

(a)	Represents Company options of 17,055,147 outstanding at February 23, 1998 (the ITT Merger date) and shares granted by the Company during 1998.

(b)	Represents options exercised during 1998, including the Sheraton Stock Options which were exercised upon the occurrence of the accelerated exercisability event (the ITT Merger).

     The following table summarizes information about outstanding stock options at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	in Years	Price/Share	Exercisable	Price/Share

$11.00 – $15.33	1,147,225	4.77	$15.17	1,147,225	$15.17
$17.41 – $21.8	1 2,023,460	8.76	21.40	768,960	21.22
$22.00 – $23.9	2 2,938,057	6.33	23.21	2,314,057	23.39
$24.00 – $24.0	0 11,340,093	8.75	24.00	1,068,122	24.00
$24.25 – $36.3	8 2,617,578	7.68	29.62	1,241,261	31.33
$36.54 – $47.0	0 2,005,319	6.92	40.35	1,563,894	39.79
$49.19 – $53.9	4 2,500,780	6.74	50.58	1,955,104	50.69
$54.63 – $58.8	1 3,592,699	7.10	54.70	3,303,831	54.69

Total/average	28,165,211	7.72	31.33	13,362,454	37.00

      During 2000, the Company granted restricted stock awards for 197,089 Shares. Total restricted stock awards outstanding as of December 31, 2000 totaled 434,323 Shares, and approximately 44,948 Shares were

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

vested. The remaining restricted stock awards vest at varying rates over four years from the award grant date. Compensation expense of approximately $3.8 million, $0.6 million and $16 million was recorded during 2000, 1999 and 1998, respectively, related to restricted stock awards.

Note 16.  Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest rate fluctuations of its variable rate debt. The Company currently has five outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these interest rate swaps was approximately $1.052 billion and the estimated unrealized loss on these interest rate swaps was approximately $3.2 million at December 31, 2000. The unrealized loss represents the amount the Company would pay upon the termination of the swap agreements based on market rates.

      The Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. The Company currently has four forward foreign exchange contracts outstanding with a dollar equivalent of the contractual amounts of these hedges at December 31, 2000 of approximately $44 million. These contracts mature in 2001.

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

Note 17.  Related Party Transactions

      General. Barry S. Sternlicht, Chairman, Chief Executive Officer and a Director of the Corporation, and Chairman, Chief Executive Officer and a Trustee of the Trust, controls and has been the President and Chief Executive Officer of Starwood Capital Group, L.L.C. (“Starwood Capital”) since its formation in 1991. In addition, Madison F. Grose is a Senior Managing Director of, and holds direct and indirect interests in, Starwood Capital and Jonathan D. Eilian (a former Director of the Corporation and Trustee of the Trust) holds direct and indirect interests in Starwood Capital. Prior to joining Starwood, Steven R. Goldman was an employee of Starwood Capital, and he continues to own an interest in certain portfolio investments of Starwood Capital.

      Trademark License. An affiliate of Starwood Capital has granted to Starwood, subject to Starwood Capital’s unrestricted right to use such name, an exclusive, non-transferable, royalty-free license to use the “Starwood” name and trademarks in connection with the acquisition, ownership, leasing, management, merchandising, operation and disposition of hotels worldwide, and to use the “Starwood” name in its corporate name worldwide, in perpetuity.

      Starwood Capital Noncompete. In connection with the Restructuring, Starwood Capital agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, neither Starwood Capital nor any of its affiliates is permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties managed by the Company, including the Westin Innisbrook Resort (the “Innisbrook”), the Westin Savannah Harbor Resort and the Turnberry Hotel, were opportunities presented to the Company by Starwood Capital. With the approval in each case of the Audit Committee of the Board of Directors of the Corporation and the Board of Trustees of the Trust, from time to time the Company has waived the restrictions of the Starwood Capital Noncompete in whole or in part with respect to particular acquisition opportunities in which the Company had no interest.

      Portfolio Investments. An affiliate of Starwood Capital holds an approximately 25% non-controlling interest in a golf course management company that currently manages over 40 golf courses, including seven golf courses that are amenities to resorts that the Company manages. An entity in which Messrs. Sternlicht, Eilian and Grose have indirect interests owns the common area of the Sheraton Tamarron Resort which the Company manages. In addition, an affiliate of Starwood Capital has an indirect interest of approximately 50% in an entity that manages over 40 health clubs, including health club and spa space in a hotel owned by the Company.

      Other Management-Related Investments. Individuals affiliated with Starwood Capital, including Messrs. Sternlicht, Eilian and Grose, own indirect interests in an entity (the “Innisbrook Entity”) that owns the common area facilities and certain undeveloped land at the Innisbrook. In May 1997, the Innisbrook Entity entered into a management agreement for the Innisbrook property with Westin, which was then a privately held company partly owned by Starwood Capital and Goldman, Sachs & Co. When the Company acquired Westin in January 1998, it acquired Westin’s rights and obligations under this management agreement. The Company is currently attempting to resolve a disagreement with the Innisbrook Entity relating to various payment and other provisions of the management agreement.

      Aircraft Lease. In February 1998, the Company leased a Gulfstream III Aircraft from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use.

      Employee and Officer Loans. In connection with specific employees’ and officers’ relocation to Starwood headquarters in 2000, 1999 and 1998, Starwood made non-interest bearing loans to certain individuals. The original loan amounts totaled approximately $15 million and the amount outstanding at December 31, 2000 was approximately $13 million. These loans are generally due five years from the date of issuance or upon the individual’s termination.

Note 18.  Commitments and Contingencies

      Litigation. The Sheraton Corporation (“Sheraton Corp.”) (formerly ITT Sheraton Corporation), a subsidiary of the Company, is a defendant in certain litigation relating to Sheraton Corp.’s management of a hotel. The case is titled 2660 Woodley Road Joint Venture v. ITT Sheraton Corporation, Civil Action No. 97-450-JJF (U.S.D.C., D. Del.). In December 1999, following trial, the jury returned a verdict finding that Sheraton Corp. had violated its contractual obligations to the hotel owner and awarded contractual damages totaling $11 million. The jury also found for plaintiff on certain common law and other claims and awarded compensatory and other damages of $2 million and punitive damages of $38 million. The jury found for Sheraton Corp. and rejected plaintiff’s additional claims that Sheraton Corp. had violated the Racketeer Influenced and Corrupt Organizations Act, and that Sheraton Corp. had engaged in fraud. Sheraton Corp. believes that the jury’s determination against it on liability issues was erroneous as a matter of law, and that

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

the damage awards were excessive and not supported by the evidence. Sheraton Corp. has sought to have the verdict set aside in the trial court and, if necessary, will appeal to the United States Court of Appeals. There can be no assurance that Sheraton Corp. will be successful in having the verdict set aside or overturned or reduced on appeal, or that other owners of properties managed by Sheraton Corp. will not seek to assert similar claims.

      The Company is involved in various other legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does not expect that the resolution of all legal matters will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

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

      Captive Insurance Company. Through its captive insurance company, which was acquired in connection with the Westin Merger, the Company provides insurance coverage for workers’ compensation, property and general liability claims arising at hotel properties owned or managed by the Company through policies written directly and through assumed reinsurance arrangements. Estimated insurance claims payable represent outstanding claims and those estimated to have been incurred but not reported based upon historical loss experience. Actual costs may vary from estimates based on trends of losses for filed claims and claims estimated to be incurred but not yet filed.

      Estimated insurance claims payable at December 31, 2000 was $33 million. At December 31, 2000, standby letters of credit amounting to $25 million had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the predecessor owner of Westin and Bankers Trust Company.

      Guaranteed Loans and Commitments. The Company issues guarantees to lenders and other third parties in connection with financing transactions and other obligations. These guarantees were limited, in the aggregate, to approximately $82 million at December 31, 2000, including guarantees involving major customers. Additionally, the Company manages certain hotels for others under agreements that provide for payments or loans to the hotel owners if stipulated levels of financial performance are not maintained.

      ITT Industries. In 1995, the former ITT Corporation, renamed ITT Industries, Inc. (“ITT Industries”), distributed to its stockholders all of the outstanding shares of common stock of ITT Corporation, then a wholly owned subsidiary of ITT Industries (the “Distribution”). In connection with this Distribution, ITT Corporation, which was then named ITT Destinations, Inc., changed its name to ITT Corporation.

      For purposes of governing certain of the ongoing relationships between the Company and ITT Industries after the Distribution and spin-off of ITT Corporation and to provide for an orderly transition, the Company and ITT Industries have entered into various agreements including a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. The Company may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.  Business Segment and Geographical Information

      The Company has one operating segment, hotels and leisure. The hotels and leisure segment represents a worldwide network of owned, leased and consolidated joint venture hotels, VOIs and resorts operated primarily under the Company’s proprietary brand names including Sheraton, Westin, The Luxury Collection, St. Regis, W and Four Points by Sheraton hotels and resorts which are managed or franchised under these brand names in exchange for fees. Also included are earnings and losses from the Company’s interest in unconsolidated joint ventures.

      The performance of the hotels and leisure segment is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains on the sale of real estate, investments and restructuring and other special charges. The Company does not allocate these items to the segment.

      The following table presents revenues, operating profit, assets and capital expenditures for the Company’s reportable segment (in millions):

	2000	1999	1998

Revenues	$4,345	$3,829	$3,281

Operating profit(a)	$1,118	$921	$753

Depreciation and amortization	$481	$452	$378

Assets:

Hotel and leisure	$12,529	$12,653	$11,827

Corporate	131	168	487

Discontinued operations	—	104	1,103

	$12,660	$12,925	$13,417

Capital expenditures:

Hotel and leisure	$544	$521	$427

(a)	The following costs are not allocated to hotel and leisure in evaluating operating profit (in millions):

	2000	1999	1998

Corporate selling, general and administrative	$90	$77	$90

Restructuring and other special charges	$—	$3	$149

	Revenues			Long-Lived Assets

	2000	1999	1998	2000	1999	1998

	(In millions)

United States	$3,230	$2,705	$2,180	$6,362	$6,329	$6,242

All other international	1,115	1,124	1,101	1,939	1,900	2,014

Total	$4,345	$3,829	$3,281	$8,301	$8,229	$8,256

      There were no individual international countries which comprised over 10% of the total revenues and long-lived assets of the Company as of December 31, 2000, 1999 or 1998.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.  Quarterly Results (Unaudited)

      The following unaudited quarterly results for 2000 and 1999 have been restated from amounts previously reported by the Company for the reclassification in accordance with EITF Issue No. 00-1 (see Note 2).

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

	(In millions, except per Share data)

2000

Revenues	$996	$1,142	$1,102	$1,105	$4,345

Costs and expenses	$811	$857	$834	$815	$3,317

Income from continuing operations	$53	$114	$103	$131	$401

Discontinued operations	$—	$5	$—	$—	$5

Extraordinary item	$(3)	$—	$—	$—	$(3)

Net income	$50	$119	$103	$131	$403

Earnings per Share:
Basic—

Income from continuing operations	$0.26	$0.58	$0.51	$0.66	$2.03

Discontinued operations	$—	$0.02	$—	$—	$0.02

Extraordinary item	$(0.01)	$—	$—	$—	$(0.01)

Net income	$0.25	$0.60	$0.51	$0.66	$2.04
Diluted—

Income from continuing operations	$0.26	$0.56	$0.50	$0.64	$1.96

Discontinued operations	$—	$0.02	$—	$—	$0.02

Extraordinary item	$(0.01)	$—	$—	$—	$(0.01)

Net income	$0.25	$0.58	$0.50	$0.64	$1.97

1999

Revenues	$842	$960	$948	$1,079	$3,829

Costs and expenses	$702	$689	$736	$861	$2,988

Income (loss) from continuing operations	$(925)	$142	$44	$101	$(638)

Discontinued operations	$(7)	$—	$—	$(64)	$(71)

Extraordinary item	$—	$—	$(2)	$(30)	$(32)

Net income (loss)	$(932)	$142	$42	$7	$(741)

Earnings per Share:
Basic—

Income (loss) from continuing operations	$(4.86)	$0.76	$0.23	$0.51	$(3.41)

Discontinued operations	$(0.04)	$—	$—	$(0.33)	$(0.38)

Extraordinary item	$—	$—	$(0.01)	$(0.15)	$(0.17)

Net income (loss)	$(4.90)	$0.76	$0.22	$0.03	$(3.96)
Diluted—

Income (loss) from continuing operations	$(4.86)	$0.73	$0.23	$0.50	$(3.41)

Discontinued operations	$(0.04)	$—	$—	$(0.32)	$(0.38)

Extraordinary item	$—	$—	$(0.01)	$(0.15)	$(0.17)

Net income (loss)	$(4.90)	$0.73	$0.22	$0.03	$(3.96)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 21.  Supplementary Financial Information (Unaudited)

      The following table presents a reconciliation of operating income to EBITDA(1) (in millions):

	Year Ended December 31,

	2000	1999	1998

Operating income	$1,028	$841	$514

Depreciation(2)	418	394	318

Amortization	90	82	81

Interest expense of unconsolidated joint ventures	18	16	23

Interest income	19	16	26

Restructuring and other special charges	—	3	149

EBITDA	$1,573	$1,352	$1,111

(1)	EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

(2)	Includes depreciation expense of unconsolidated joint ventures.

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)

			Charged
			to/from
	Balance	Charged	Other	Payments/	Balance
	January 1,	to Expenses	Accounts(a)	Other	December 31,

2000

Trade receivables—allowance for doubtful accounts	$62	$2	$(8)	$(11)	$45

Notes receivable—allowance for doubtful accounts	$43	$17	$6	$(24)	$42

Reserves included in accrued and other liabilities:

Restructuring and other special charges	$121	$—	$(13)	$(8)	$100

1999

Trade receivables—allowance for doubtful accounts	$55	$5	$—	$2	$62

Notes receivable—allowance for doubtful accounts	$31	$4	$—	$8	$43

Reserves included in accrued and other liabilities:

Restructuring and other special charges	$202	$3 (b)	$(15)	$(69)	$121

1998

Trade receivables—allowance for doubtful accounts	$45	$13	$7	$(10)	$55

Notes receivable—allowance for doubtful accounts	$55	$—	$—	$(24)	$31

Reserves included in accrued and other liabilities:

Restructuring and other special charges	$730	$149	$(79)	$(598)	$202

(a)	Charged to/from other accounts:

	Trade and Notes
	Receivable—	Restructuring
	Allowance for	and Other
	Doubtful Accounts	Special Charges

2000

Other assets	$(5)	$—

Other liabilities	3	(13)

Total charged to/from other accounts	$(2)	$(13)

1999

Other assets	$—	$(3)

Other liabilities	—	(12)

Total charged to/from other accounts	$—	$(15)

1998

Notes receivable	$—	$(20)

Investments	—	(27)

Other assets	—	(15)

Other long-term liabilities	—	(17)

Acquired assets	7	—

Total charged to/from other accounts	$7	$(79)

(b)	Includes reversals of prior years’ restructuring and other special charges reserves of $90 million.

SCHEDULE III

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000
(In millions)

			Initial Cost		Costs Subsequent		Gross Amount Book Value
			to Company		to Acquisition		at December 31, 2000

							(a)
								(a)(b)
				Building and		Building and		Building and
Description	City	State	Land	Improvements	Land	Improvements	Land	Improvements

The St. Regis, New York	New York	NY	$65.0	$149.8	$—	$6.5	$65.0	$156.3

Other hotel properties, each less than 5% of total			393.4	3,377.5	—	249.0	393.4	3,626.5

			$458.4	$3,527.3	$—	$255.5	$458.4	3,782.8

Land								458.4

Furniture, fixtures, and equipment								483.4

Construction in progress								24.9

								$4,749.5

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Depreciation &	Year of	Date
Description	Amortization	Construction	Acquired	Life

The St. Regis, New York	$9.5	1904	06/98	40

Other hotel properties, each less than 5% of total	292.2	Various	Various	Various

	301.7

Land	—

Furniture, fixtures, and equipment	187.4

Construction in progress	—

	$489.1

(a)	As of December 31, 2000, land, building, furniture, fixtures and equipment and construction in progress have a cost basis of $451.8 million, $2,486.2 million, $533.7 million and $24.9 million, respectively, for federal income tax purposes.

(b)	Building and improvements include amounts allocated for leasehold interest in land and net assets held for sale.

SCHEDULE III (Continued)

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
(In millions)

     A reconciliation of the Trust’s investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

Year Ended
December 31, 2000

Real Estate and Furniture and Fixtures

Balance at beginning of period	$4,599

Additions during period:

Acquisitions	—

Improvements	204

Other	34

Deductions during period:

Sale of properties	(88)

Balance at end of period	$4,749

Accumulated Depreciation

Balance at beginning of period	$(306)

Additions during period:

Depreciation expense	(183)

Other	(5)

Deductions during period:

Sale of properties	5

Balance at end of period	$(489)

SCHEDULE IV

STARWOOD HOTELS & RESORTS

MORTGAGE LOANS ON REAL ESTATE
December 31, 2000
(In millions)

								Principal Amount
								of Loans Subject
			Periodic			Original	Carrying	to Delinquent
	Interest	Final	Payment		Prior	Face Amount	Amount of	Principal or
Description	Rate	Maturity	Terms		Liens	of Mortgages	Mortgages(a)	Interest

First Mortgages:

Ramada Inn—Tucker, GA	9.00%	2002	(b	)	No	$2	$2

Second Mortgages:

Westin Portland—Portland, OR	11.50%	2003	(c	)	Yes	2	2

						$4	$4

Intercompany Mortgage Loans

First Mortgages:

W New York—New York, NY	9.50%	2006	(d	)	No	$40	$40

Westin Maui—Maui, HI	10.00%	On Demand	(e	)	No	105	121

Westin Regina—Cancun, Mexico	9.00%	2005	(f	)	No	41	40

Westin Regina—Los Cabos, Mexico	9.00%	2005	(f	)	No	53	44

Westin Regina—Puerto Vallarta, Mexico	9.00%	2005	(f	)	No	25	21

Westin Hotel—Turnberry, Scotland	10.00%	On Demand	(g	)	No	27	16

Sheraton Holding Corporation Mortgage Note	10.00%	2005	(h	)	No	2,489	1,289

Sheraton Holding Corporation Mortgage Note	8.50%	2005	(h	)	No	210	210

Starwood Hotels & Resorts Worldwide, Inc.	8.50%	2005	(i	)	No	150	150

						$3,140	$1,931

(a)	As of December 31, 2000, the aggregate cost (before allowance for loan losses) for federal income tax purposes is not significantly different from that used for book purposes.

(b)	Payment of principal and interest due monthly and based upon an 18-year amortization schedule with interest rate of 9% per annum. Principal and all accrued and unpaid interest are due June 1, 2002.

(c)	Interest only payable monthly; interest calculated based upon 11.5% interest rate, $1.8 million principal balance and actual/365-day basis. Principal and all accrued and unpaid interest are due June 4, 2003.

(d)	Interest only payable monthly; principal and all accrued and unpaid interest due October 1, 2006.

(e)	Interest only payable monthly; interest based on current principal balance and 10% interest rate. Principal balance comprised of initial advance of $105 million with additional advances up to $121 million available. Principal and all accrued and unpaid interest are due on demand.

(f)	Interest only payable monthly; principal and all accrued and unpaid interest are due December 2005.

(g)	Interest only payable monthly; principal and all accrued and unpaid interest are due on demand.

(h)	Interest only payable monthly; principal and all accrued and unpaid interest are due February 2005.

(i)	Interest only payable monthly; principal and all accrued and unpaid interest are due February 2005.

SCHEDULE IV (Continued)

STARWOOD HOTELS & RESORTS

RECONCILIATION OF MORTGAGE LOANS
(In millions)

	Year Ended December 31,

	2000	1999	1998

Balance at beginning of period	$4	$164	$51

Additions:

New mortgage loans	—	—	107

Purchase accounting revaluation	—	—	12

Deductions:

Principal repayments	—	(55)	(6)

Reclassification to Intercompany	—	(105)	—

Balance at end of period	$4	$4	$164

INTERCOMPANY MORTGAGE ROLLFORWARD

December 31, 2000
(In millions)

	Beginning		Accrued	Principal	Ending
Description	Balance	Additions	Interest	Payments	Balance

W New York—New York, NY	$40	$—	$—	$—	$40

Westin Maui—Maui, HI(a)	110	—	11	—	121

Westin Regina—Cancun, Mexico(a)	41	—	(1)	—	40

Westin Regina—Los Cabos, Mexico(a)	44	—	1	(1)	44

Westin Regina—Puerto Vallarta, Mexico	22	—	—	(1)	21

Westin Hotel—Turnberry, Scotland(a)	15	—	1	—	16

Sheraton Holding Corporation	1,289	—	—	—	1,289

Sheraton Holding Corporation	210	—	—	—	210

Starwood Hotels & Resorts Worldwide, Inc.	150	—	—	—	150

	$1,921	$—	$12	$(2)	$1,931

(a)	Per mortgage loan agreements, the borrowers are not required to pay monthly interest if the cash flows are insufficient. Thus, the Trust has accrued interest on the notes.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/ A dated December 18, 1997).
2.4	Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. (“Chess”) and ITT Corporation (incorporated by reference to Exhibit 2.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 13, 1997).
2.5	Agreement and Plan of Restructuring, dated as of September 16, 1998, and amended as of November 30, 1998, among the Corporation, ST Acquisition Trust (“ST Trust”) and the Trust (incorporated by reference to Annex A to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”)).
2.6	Form of Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated as of January 6, 1999 (incorporated by reference to Exhibit 1 to the Trust’s Registration Statement on Form 8-A filed on December 21, 1998 (the “Trust Form 8-A”), except that the following changes were made on January 6, 1999, upon the filing by the Trust and ST Trust of the Articles of Merger of ST Trust into the Trust (the “Articles of Merger”) with, and the acceptance thereof for record by, the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”): Section 6.14 specifies January 6, 1999 as the date of the Intercompany Agreement; Section 6.19.1 specifies January 6, 1999 as the date of the acceptance for record by the SDAT of the Articles of Merger; and the definition of “Intercompany Agreement” in Section 6.19.2 specifies January 6, 1999 as the date of the Intercompany Agreement).
3.2	Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 26, 1999 (incorporated by reference to Exhibit 3.2 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the Form 10-K/ A filed May 17, 1999 (as so amended, the “1998 Form 10-K”)).
3.3	Bylaws of the Trust, as amended through April 16, 1999 (incorporated by reference to Exhibit 3.3 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10-Q1”)).
3.4	Bylaws of the Corporation, as amended through March 15, 1999 (incorporated by reference to Exhibit 3 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K dated March 15, 1999 (the “March 15 Form 8-K”)).

Exhibit
Number	Description of Exhibit

4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and the Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4	Employment Agreement, dated May 24, 1999, between the Corporation and Ronald C. Brown. (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).(1)
10.5	Employment Agreement, dated March 25, 1998, between the Trust and Steven R. Goldman (incorporated by reference to Exhibit 10.11 to the 1997 Form 10-K).(1)
10.6	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement).(1)
10.7	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.8	Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the “1986 Form 10-K”)).(1)
10.9	Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(1)
10.10	Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(1)
10.11	Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K).(1)

Exhibit
Number	Description of Exhibit

10.12	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.7 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).(1)
10.13	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.8 to the 1995 Form 10-K).(1)
10.14	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the “1997 Form 10-Q2”)).(1)
10.15	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q2).(1)
10.16	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K).
10.17	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.18	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.19	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.20	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.21	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.22	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.23	Exchange Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership, Operating Partnership and the Hermitage, L.P. (incorporated by reference to Exhibit 10.41 to the 1997 Form 10-K).
10.24	Registration Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership, Operating Partnership and the Hermitage, L.P. (incorporated by reference to Exhibit 10.42 to the 1997 Form 10-K).
10.25	Credit Agreement, dated as of September 10, 1997, between Realty Partnership and the Trust and Bankers Trust Company (“BTC”), Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (“Lehman Capital”), BankBoston, N.A., and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as amended by the Form 10-Q/ A dated November 10, 1997).

Exhibit
Number	Description of Exhibit

10.26	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.27	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.28	Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).
10.29	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and New Remington Partners (incorporated by reference to Exhibit 10.54 to the 1997 Form 10-K).
10.30	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and Savannah Limited Partnership (incorporated by reference to Exhibit 10.56 to the 1997 Form 10-K).
10.31	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and N.Y. Overnight Partners, L.P. (incorporated by reference to Exhibit 10.58 to the 1997 Form 10-K).
10.32	Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and D.C. Overnight Partners, L.P. (incorporated by reference to Exhibit 10.60 to the 1997 Form 10-K).
10.33	Credit Agreement, dated as of February 23, 1998, among the Trust, Realty Partnership, the Corporation, Chess (and ITT Corporation as its successor by merger), certain additional borrowers, various lenders, BTC and The Chase Manhattan Bank (“Chase Bank”), as Administrative Agents, and Lehman Commercial Paper Inc. (“Lehman Paper”) and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated February 23, 1998 (the “ITT Form 8-K”)).
10.34	First Amendment to the Credit Agreement, dated as of March 3, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents, and the new lenders (incorporated by reference to Exhibit 10.2 to the ITT Form 8-K).
10.35	Second Amendment to the Credit Agreement, dated as of April 30, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the “1998 Form 10-Q2”)).
10.36	Third Amendment to the Credit Agreement, dated as of June 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.3 to the 1998 Form 10-Q2).
10.37	Fourth Amendment to the Credit Agreement, dated as of July 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q2).
10.38	Fifth Amendment to the Credit Agreement, dated as of August 26, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-Q3).

Exhibit
Number	Description of Exhibit

10.39	Sixth Amendment to the Credit Agreement, dated as of December 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.50 to the 1998 Form 10-K).
10.40	Seventh Amendment to the Credit Agreement, dated as of February 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.51 to the 1998 Form 10-K).
10.41	Eighth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of July 2, 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as amended by the Form 10-Q/ A filed November 16, 1999 (as so amended, the “1999 Form 10-Q3”)).
10.42	Ninth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of September 20, 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-Q3).
10.43	Tenth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of June 12, 2000, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent.(2)
10.44	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of BTC as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.45	Second Amended and Restated Senior Secured Note Agreement, dated December 30, 1999, among the Corporation, the Trust, the guarantors listed therein, the lenders listed therein, Lehman Paper, as Arranger and Administrative Agent, and Alex Brown and Chase Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).
10.46	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.47	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.48	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).
10.49	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Capital (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).

Exhibit
Number	Description of Exhibit

10.50	Aircraft Dry Lease Agreement, entered into as of February 6, 1998, between Star Flight, L.L.C. and ITT Flight Operation, Inc., as amended by First Amendment thereto, dated as of August 25, 1998 (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q3).
10.51	Form of Severance Agreement, dated December 1999, between the Corporation and each of Barry S. Sternlicht, Ronald C. Brown, Steve R. Goldman and Thomas C. Janson, Jr. (incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K).(1)
10.52	Separation Agreement, dated as of February 10, 2000, by and between the Corporation and Susan R. Bolger (incorporated by reference to Exhibit 10.53 to the 1999 Form 10-K).(1)
10.53	Amended and Restated Employment Agreement, effective as of January 1, 2000, between Barry S. Sternlicht and the Company (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000). (1)
10.54	Employment Agreement, dated as of April 7, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).(1)
10.55	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).(1)
10.56	Form of Severance Agreement, dated as of August 14, 2000, between the Corporation and Robert F. Cotter.(1)(2)
10.57	Employment Agreement, dated as of September 25, 2000, between the Corporation and Kenneth S. Siegel.(1)(2)
10.58	Form of Severance Agreement, dated as of September 26, 2000, between the Corporation and Kenneth S. Siegel.(1)(2)
10.59	Form of Severance Agreement, dated as of June 9, 2000, between the Corporation and David K. Norton.(1)(2)
10.60	Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Sheraton Desert Inn Corporation, Sheraton Tunica Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q1).
10.61	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.62	Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q2).(1)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Arthur Andersen LLP.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.