Form 10-Q
period 2001-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2001-05-15
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

      198,746,746 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 198,746,746 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of May 9, 2001.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Starwood Hotels & Resorts Worldwide, Inc.:

	Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3

	Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000	4

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2001 and 2000	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	6
	Starwood Hotels & Resorts:

	Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	7

	Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000	8

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	9

	Notes to Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 6.	Exhibits and Reports on Form 8-K	19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2001.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$224	$189

Accounts receivable, net of allowance for doubtful accounts of $49 and $45	497	502

Inventories	235	238

Prepaid expenses and other	142	119

Total current assets	1,098	1,048

Investments	399	412

Plant, property and equipment, net	7,753	7,889

Goodwill and intangible assets, net	2,885	2,881

Other assets	504	430

	$12,639	$12,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings and current maturities of long-term debt	$577	$585

Accounts payable	215	186

Accrued expenses	604	544

Accrued salaries, wages and benefits	116	164

Accrued taxes and other	361	326

Total current liabilities	1,873	1,805

Long-term debt	4,919	4,957

Deferred income taxes	1,438	1,444

Other liabilities	457	438

	8,687	8,644

Minority interest	48	48

Class B exchangeable preferred shares of the Trust, at redemption value of $38.50.	58	117

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 575,259 and 609,576 shares at March 31, 2001 and December 31, 2000, respectively	—	—

Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 198,027,567 and 194,485,448 shares at March 31, 2001 and December 31, 2000, respectively	2	2

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 198,027,567 and 194,485,448 shares at March 31, 2001 and December 31, 2000, respectively	2	2

Additional paid-in capital	4,880	4,796

Deferred compensation	(40)	(4)

Accumulated other comprehensive income	(427)	(353)

Accumulated deficit	(571)	(592)

Total stockholders’ equity	3,846	3,851

	$12,639	$12,660

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per Share data)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Revenues

Owned, leased and consolidated joint venture hotels	$865	$843

Other hotel and leisure	149	153

	1,014	996

Costs and Expenses

Owned, leased and consolidated joint venture hotels	596	590

Selling, general, administrative and other	99	104

Restructuring and other special credits	(1)	—

Depreciation	105	97

Amortization	22	20

	821	811

Operating income	193	185

Interest expense, net of interest income of $3 and $3.	(100)	(105)

Gain on sales of real estate and investments, net	—	1

	93	81

Income tax expense	(31)	(29)

Minority equity in net income	—	1

Income from continuing operations	62	53

Discontinued operations:

Loss from operations, net of tax benefit of $0 in 2000	—	—

Loss on dispositions, net of tax and minority interest of $0 in 2000	—	—

Extraordinary item, net of tax	—	(3)

Net income	$62	$50

Earnings Per Share — Basic

Continuing operations	$0.31	$0.26

Discontinued operations	—	—

Extraordinary item	—	(0.01)

Net income	$0.31	$0.25

Earnings Per Share — Diluted

Continuing operations	$0.30	$0.26

Discontinued operations	—	—

Extraordinary item	—	(0.01)

Net income	$0.30	$0.25

Weighted average number of Shares	199	195

Weighted average number of Shares assuming dilution	207	202

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2001	2000

Net income	$62	$50

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments —

Foreign currency translation arising during the period	(62)	(48)
Unrealized gains (losses) on securities, net —

Unrealized holding gains (losses) arising during the period	1	(3)
Derivative instruments, net —

Change in fair value of derivative instruments	(13)	—

	(74)	(51)

Comprehensive loss	$(12)	$(1)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2001	2000

Operating Activities

Net income	$62	$50

Exclude:

Extraordinary item, net	—	3

Income from continuing operations	62	53

Adjustments to income from continuing operations:

Depreciation and amortization	127	117

Amortization of deferred loan costs	3	3

Amortization of hedge premiums	1	—

Non-cash portion of restructuring and other special credits	(1)	—

Provision for doubtful accounts	1	5

Minority equity in net income	—	(1)

Equity income, net of dividends received	6	(2)

Gain on sales of real estate and investments, net	—	(1)

Changes in working capital:

Accounts receivable	2	(45)

Inventories	(3)	(13)

Prepaid expenses and other	(22)	(15)

Accounts payable	26	(16)

Accrued salaries, wages and benefits	(48)	(25)

Accrued expenses	45	(6)

Accrued and deferred income taxes	42	1

Other, net	(44)	31

Cash from continuing operations	197	86

Cash from discontinued operations	—	2

Cash from operating activities	197	88

Investing Activities

Purchases of plant, property and equipment	(94)	(102)

Proceeds from asset sales, net	21	7

Issuance/collection of notes receivable, net	(10)	10

Acquisitions, net of acquired cash	—	(264)

Investments	(8)	(14)

Other, net	(7)	(3)

Cash used for investing activities	(98)	(366)

Financing Activities

Revolving credit facility and short-term borrowings, net	(112)	490

Long-term debt issued	153	13

Long-term debt repaid	(49)	(158)

Dividends paid	(35)	(30)

Share repurchases	(36)	(19)

Other, net	18	4

Cash from (used for) financing activities	(61)	300

Exchange rate effect on cash and cash equivalents	(3)	(15)

Increase in cash and cash equivalents	35	7

Cash and cash equivalents — beginning of period	189	436

Cash and cash equivalents — end of period	$224	$443

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$80	$69

Income taxes, net of refunds	$14	$32

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$5	$9

Receivable, Corporation	46	34

Prepaid expenses and other	2	4

Total current assets	53	47

Investments, Corporation	848	848

Investments	33	35

Plant, property and equipment, net	4,224	4,260

Long-term receivables, net, Corporation	1,707	1,604

Goodwill and intangible assets, net	237	239

Other assets	15	15

	$7,117	$7,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings and current maturities of long-term debt	$35	$35

Accounts payable	3	5

Accrued expenses	63	57

Total current liabilities	101	97

Long-term debt	481	483

	582	580

Minority interest	39	39

Class B exchangeable preferred shares, at redemption value of $38.50	58	117

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 575,259 and 609,576 shares at March 31, 2001 and December 31, 2000, respectively	—	—

Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at March 31, 2001 and December 31, 2000	—	—

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 198,027,567 and 194,485,448 shares at March 31, 2001 and December 31, 2000, respectively	2	2

Additional paid-in capital	7,693	7,630

Accumulated deficit	(1,257)	(1,320)

Total stockholders’ equity	6,438	6,312

	$7,117	$7,048

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME

(In millions)
(Unaudited)

	Three Months
	Ended March 31,

	2001	2000

Revenues

Unconsolidated joint ventures and other	$1	$1

Rent and interest, Corporation	166	161

	167	162

Costs and Expenses

Selling, general and administrative	1	1

Depreciation	49	43

Amortization	2	2

	52	46

	115	116

Interest expense, net of interest income of $0 and $0	(10)	(10)

Gain on sales of real estate and investments	—	2

Net income	$105	$108

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2001	2000

Operating Activities

Net income	$105	$108

Adjustments to net income:

Depreciation and amortization	51	45

Equity income, net of dividends received	2	(1)

Gain on sales of real estate and investments	—	(2)

Changes in working capital:

Receivable, Corporation	(12)	(12)

Accounts payable	(2)	(3)

Accrued expenses	—	(9)

Other, net	2	1

Cash from operating activities	146	127

Investing Activities

Additions to plant, property and equipment	(34)	(59)

Proceeds from asset sales, net	21	6

Long-term receivables, Corporation	(98)	61

Cash from (used for) investing activities	(111)	8

Financing Activities

Long-term debt issued	—	10

Long-term debt repaid	(2)	(100)

Dividends paid	(35)	(30)

Dividends paid to Corporation	(1)	—

Other, net	(1)	(3)

Cash used for financing activities	(39)	(123)

Increase (decrease) in cash and cash equivalents	(4)	12

Cash and cash equivalents — beginning of period	9	1

Cash and cash equivalents — end of period	$5	$13

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest	$9	$9

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

      The accompanying consolidated balance sheets as of March 31, 2001 and December 31, 2000 and the consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2001 and 2000 represent (i) Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and its subsidiaries, including Starwood Hotels & Resorts (the “Trust”) and its subsidiaries (together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

      The Trust was formed in 1969 and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. In 1980, the Trust formed the Corporation and made a distribution to the Trust’s shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a “Corporation Share”) for each common share of beneficial interest, par value $0.01 per share, of the Trust (a “Trust Share”). Until January 6, 1999, the Corporation Shares and Trust Shares were paired on a one-for-one basis and, pursuant to an agreement between the Corporation and the Trust, could be held or transferred only in units (“Paired Shares”) consisting of one Corporation Share and one Trust Share.

      During 1998, Congress enacted tax legislation that had the effect of eliminating grandfathering for certain interests in real property acquired after March 26, 1998. In response to this legislation, a reorganization of the Corporation and the Trust (the “Reorganization”) was proposed by the Company and was approved by the Corporation and Trust shareholders on January 6, 1999. As a result of the Reorganization, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding shares of the new Class A shares of beneficial interest in the Trust. Each outstanding Trust Share was converted into one share of the new non-voting Class B shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share. The Reorganization was accounted for as a reorganization of two companies under common control. As such, there was no revaluation of the assets and liabilities of the combining companies. Unless otherwise stated herein, all information with respect to Shares refers to Shares since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of March 31, 2001, an aggregate 97.0% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 96.8% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of March 31, 2001. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At March 31, 2001, there were approximately 6.6 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.  Significant Accounting Policies

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended March 31,

	2001			2000

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations	$62			$53

Dividends on Class A EPS(1) and Class B EPS(2)	—			(1)

Basic earnings	62	199	$0.31	52	195	$0.26

Effect of dilutive securities:

Employee options and restricted stock awards	—	5		—	—

Class A EPS and Class B EPS	—	3		1	7

Diluted earnings	$62	207	$0.30	$53	202	$0.26

(1)	Class A Exchangeable Preferred Shares
(2)	Class B Exchangeable Preferred Shares

     Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. This was followed in June 2000 by the issuance of SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish new accounting rules and disclosure requirements for most derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The Company adopted these standards effective January 1, 2001. The adoption of these standards resulted in a reduction of other comprehensive income of approximately $6.2 million on January 1, 2001. The adoption also impacted assets and liabilities recorded on the balance sheet; however, it did not impact earnings.

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 3.  Discontinued Operations

      In April 1999, management developed a formal plan to dispose of the Company’s gaming operations. On June 23, 2000, the Company completed this plan with the sale of the Desert Inn Resort and Casino. Proceeds from this sale totaling approximately $270 million were used to reduce the Company’s revolving credit facility.

      The accompanying consolidated financial statements reflect the results of operations and net assets of the gaming segment as a discontinued operation. Interest expense of $3 million for the three months ended March 31, 2000 was allocated to the discontinued operation. This allocation was based upon the ratio of net gaming segment assets to the Company’s total capitalization. During 1999, the Company provided for the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

estimated loss on disposal of the gaming segment, which included estimated operating losses through the disposal date. Summary financial information of the discontinued gaming operations is as follows (in millions):

Three Months
Ended
March 31, 2000

Income Statement Data

Revenues	$29

Operating loss	$(2)

Interest expense:

Allocated debt	$(3)

Income tax benefit	$2

Loss from discontinued operations	$(3)

Note 4.  Restructuring and Other Special Credits

      During the first quarter of 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the current technology market conditions and management’s assessment that these investments were permanently impaired. This charge was offset by the reversal of a $20 million bad debt restructuring charge taken in 1998 relating to a note receivable which is now fully performing.

      At March 31, 2001 and December 31, 2000, the Company had remaining accruals related to prior years’ restructuring and other special charges of $100 million in both periods of which $23 million and $22 million, respectively, are included in other liabilities in the accompanying consolidated balance sheets. At March 31, 2001 and December 31, 2000, these accruals consist of $72 million for certain litigation costs and $28 million primarily related to remaining lease commitments which expire through 2006.

Note 5.  Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest rate fluctuations on its variable rate debt. At March 31, 2001, the Company had five outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these interest rate swaps was approximately $1.049 billion and the estimated unrealized loss was approximately $13 million, net of tax, as of March 31, 2001. The unrealized loss represents the decline in the fair value of the interest rate hedge instruments during the quarter due to fluctuations in the underlying variable interest rates. These agreements mature at various dates from September 2001 through February 2003. Upon maturity, any unrealized gains or losses will be reclassified into earnings.

      The Company also enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. At March 31, 2001, the Company had four forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges of approximately $48 million. These contracts mature from June through September 2001 and have all been deemed effective. Included in interest expense is approximately $1 million of expense relating to forward contract premiums which have been reclassified from other comprehensive income during the quarter.

      The Company does not expect its current derivative financial instruments to significantly impact earnings for the next twelve months.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.  Business Segment Information

      The Company has one operating segment, hotel and leisure. The hotel and leisure segment represents a worldwide network of owned, leased and consolidated joint venture hotels and vacation ownership resorts operated primarily under the Company’s proprietary brand names including Sheraton®, Westin®, St. Regis®, The Luxury Collection®, Four Points® by Sheraton and W®. This segment also includes hotels and resorts operated or flagged under these brand names in exchange for management and franchise fees. Also included are earnings from the Company’s interest in unconsolidated joint ventures and from the development and sale of vacation ownership interests (“VOIs”).

      The performance of the hotel and leisure segment is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest expense, gains and losses on the sales of real estate and investments and restructuring and other special credits. The Company does not allocate these items to the segment.

      The following table presents revenues, operating profit, assets and capital expenditures for the Company’s reportable segment (in millions):

	Three Months
	Ended
	March 31,

	2001	2000

Revenues	$1,014	$996

Operating profit(1)	$214	$210

Capital expenditures	$94	$102

	March 31,	December 31,
	2001	2000

Assets:

Hotel and leisure	$12,514	$12,529

Corporate	125	131

	$12,639	$12,660

(1)	The following costs are not allocated to hotel and leisure in evaluating operating profit:

	Three Months
	Ended
	March 31,

	2001	2000

Corporate selling, general and administrative	$22	$25

Restructuring and other special credits	$(1)	$—

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.  Supplementary Financial Information

      The following table presents a reconciliation of operating income to EBITDA(1) (in millions):

	Three Months
	Ended
	March 31,

	2001	2000

Operating income	$193	$185

Depreciation(2)	112	103

Amortization	22	20

Interest expense of unconsolidated joint ventures	6	6

Interest income	3	3

Restructuring and other special credits	(1)	—

EBITDA	$335	$317

(1)	EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

(2)	Includes depreciation expense of unconsolidated joint ventures.

Note 8.  Subsequent Event

      On May 7, 2001, the Company agreed to sell an aggregate face amount of $815,828,000 zero-coupon convertible senior notes due 2021 with a scheduled closing date of May 25, 2001. The notes have a blended yield to maturity of 2.35%. The Company also granted the initial purchaser of the notes a 30-day option to purchase up to an additional $163,166,000 in aggregate principal amount of notes. The notes, consisting of two series, are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares (or 11,588,000 Shares if the 30-day option is exercised in full). The Company anticipates net proceeds from these sales of $492 million (or $591 million if the 30-day option is exercised in full), which will be used to repay a portion of its increasing rate notes that currently bear interest at LIBOR plus 275 basis points.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the continued ability of the Trust to qualify for taxation as a REIT; Starwood’s ability to attract and retain personnel; identification, completion, terms and timing of future acquisitions and dispositions; the availability and terms of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on favorable terms; competition within the hotel and leisure industry; the cyclicality of the real estate business and the hotel and leisure business; foreign exchange fluctuations and exchange control restrictions; general real estate and national and international economic conditions; political and financial conditions and uncertainties in countries in which Starwood owns or operates properties; changes in current laws, rules or regulations of governmental or other regulatory bodies; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and Starwood. Starwood undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      The following discussion presents an analysis of results of our operations for the three months ended March 31, 2001 and 2000.

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000

Continuing Operations

      Revenues. Total revenues increased 1.8% from $996 million to $1.014 billion for the three months ended March 31, 2001 when compared to the corresponding period in 2000. The increase in revenues reflects a 2.6% increase in revenues from the Company’s owned, leased and consolidated joint venture hotels to $865 million for the three months ended March 31, 2001 when compared to $843 million in the corresponding period of 2000, offset by a decrease in other hotel and leisure revenues to $149 million for the three months ended March 31, 2001 when compared to $153 million in the corresponding period of 2000.

      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to increased revenues at the Company’s 157 hotels owned during both periods (excluding 9 hotels sold and 6 hotels without comparable results during 2000 and 2001) (“Comparable Owned Hotels”). Revenues at the Company’s Comparable Owned Hotels increased 1.6% to $848 million for the three months ended March 31, 2001 when compared to the same period of 2000 due primarily to an increase in revenue per available room (“REVPAR”). REVPAR at the Company’s owned, leased and consolidated joint venture hotels (excluding 9 hotels sold and 11 hotels under significant renovation or for which comparable results are not available) (“Same-Store Owned Hotels”) increased 3.1% to $110.16 for the three months ended March 31, 2001 when compared to the corresponding 2000 period. The increase in REVPAR at these 152 Same-Store Owned Hotels was attributed to an increase in average daily rate (“ADR”) of 4.2% to $165.49 for the three months ended March 31, 2001 when compared to the corresponding 2000 period. Occupancy for these 152 Same-Store Owned Hotels declined to 66.6% from 67.3% in the three months ended March 31, 2001 when compared to the same period in 2000. REVPAR at Same-Store Owned Hotels in North America increased 4.3% for the three months ended March 31, 2001 when compared to the same period of 2000. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 0.8% for the three months ended March 31, 2001 when compared to the same period of 2000, was impacted primarily by the unfavorable effect of foreign currency translation and adverse political and economic conditions, primarily in Latin America. REVPAR for Same-Store Owned Hotels in Europe increased 10.9% excluding the unfavorable effect of foreign currency translation.

      The decrease in other hotel and leisure revenues resulted primarily from a decrease in interest income earned on loans made to hotel owners, offset by higher management and franchise fees and equity earnings from joint ventures.

      Consolidated Hotels EBITDA. EBITDA for the Company’s owned, leased and consolidated joint venture hotels increased $18 million or 5.7% to $335 million for the three months ended March 31, 2001 when compared to the corresponding period in 2000. This increase was primarily due to an $18 million or 7.3% increase in EBITDA at the Company’s Comparable Owned Hotels to $270 million. This increase is due to the 8.7% increase in EBITDA over the same period in 2000 at the Company’s Comparable Owned Hotels in North America, offset by weaker results internationally due primarily to unfavorable political and economic conditions, particularly in Latin America.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $99 million and $104 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in selling, general, administrative and other expenses is due primarily to the Company’s cost-cutting efforts in late 2000 and the first quarter of 2001.

      Restructuring and Other Special Credits. During the first quarter of 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the current technology market conditions and management’s assessment that these investments were permanently impaired. This charge was offset by the reversal of a $20 million bad debt restructuring charge taken in 1998 relating to a note receivable which is now fully performing.

      Depreciation and Amortization. Depreciation and amortization expense increased to $127 million in the three months ended March 31, 2001 compared to $117 million in the corresponding period of 2000. The increase in depreciation and amortization expense for the three months ended March 31, 2001 was primarily attributable to the additional depreciation resulting from renovation programs at many of the Company’s owned, leased and consolidated joint venture hotels.

      Net Interest Expense. Interest expense for the three months ended March 31, 2001 and 2000, which is net of interest income of $3 million in both periods and discontinued gaming operations allocations of $3 million in the three months ended March 31, 2000, decreased to $100 million from $105 million. This decrease was due primarily to the combination of reduced debt levels and lower interest rates compared to the first quarter of 2000, with the Company’s weighted average interest rate of 6.94% at March 31, 2001 versus 7.34% at March 31, 2000. The Company has repaid debt with proceeds from the repatriation of cash from its international operations.

      Income Tax Expense. The effective income tax rate for the first quarter of 2001 decreased to 33% compared to 36% in the corresponding quarter in 2000. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company’s revenues historically have been lower in the first quarter than in the second, third or fourth quarters.

Same-Store Owned Hotels Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood’s hotel revenues. Starwood expects to continue renovating its owned, leased and consolidated joint venture hotels in 2001 as it pursues its brand and quality strategies.

      The following table summarizes REVPAR, ADR and average occupancy for the Company’s Same-Store Owned Hotels for the three months ended March 31, 2001 and 2000. The results for the first quarter of 2001 and 2000 represent results for 152 owned, leased and consolidated joint venture hotels (excluding 9 hotels sold and 11 hotels under significant renovation or for which comparable results are not available).

	Three Months Ended
	March 31,

	2001	2000	Variance

Worldwide (152 hotels with approximately 52,000 rooms)

REVPAR	$110.16	$106.81	3.1%

ADR	$165.49	$158.81	4.2%

Occupancy	66.6%	67.3%	(0.7)

North America (110 hotels with approximately 40,000 rooms)

REVPAR	$111.33	$106.70	4.3%

ADR	$165.92	$157.03	5.7%

Occupancy	67.1%	68.0%	(0.9)

International (42 hotels with approximately 12,000 rooms)

REVPAR	$106.28	$107.18	(0.8)%

ADR	$164.03	$164.97	(0.6)%

Occupancy	64.8%	65.0%	(0.2)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, capital expenditures and distribution payments by the Trust. The Company anticipates cash flow provided by operating activities will be sufficient to service short-term and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including all distributions to shareholders by the Trust. The Trust’s quarterly dividend increased 16% in the first quarter of 2001 to $0.20 per Share. The first quarter dividend was paid in April 2001 to shareholders of record as of March 31, 2001.

Cash Flow from Investing and Financing Activities

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

      Following is a summary of the Company’s debt portfolio as of March 31, 2001:

	Amount
	Outstanding at		Interest Rate at	Average
	March 31, 2001	Interest Terms	March 31, 2001	Maturity

	(Dollars in millions)

Floating Rate Debt

Senior Credit Facility:

Five-Year Term Loan	$900	LIBOR+0.625%	5.71%	1.9 years

Term Loan Add-on	323	LIBOR+1.25%	6.33%	1.9 years

Revolving Credit Facility	514	LIBOR+0.625%	5.71%	1.9 years

Senior Secured Notes Facility:

Tranche II Loans	1,000	LIBOR+2.75%	7.83%	1.9 years

Mortgages and other	570	Various	6.38%	2.3 years

Interest rate swaps	(1,049)		5.78%	—

Total/average	$2,258		6.87%	2.0 years

Fixed Rate Debt

Sheraton Holding public debt	$1,296		7.08%	10.0 years

Mortgages and other	893		7.34%	10.8 years

Interest rate swaps	1,049		6.56%	—

Total/average	$3,238		6.98%	10.3 years

Total Debt

Total debt and average terms	$5,496		6.94%	5.3 years

      Starwood has a substantial amount of indebtedness and had a working capital deficiency of $775 million at March 31, 2001, including $577 million of current maturities of long-term debt. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $550 million at March 31, 2001), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future, including at least the next three years. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved.

      On May 7, 2001, the Company agreed to sell an aggregate face amount of $815,828,000 zero-coupon convertible senior notes due 2021 with a scheduled closing date of May 25, 2001. The notes have a blended yield to maturity of 2.35%. The Company also granted the initial purchaser of the notes a 30-day option to purchase up to an additional $163,166,000 in aggregate principal amount of notes. The notes, consisting of two series, are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares (or 11,588,000 Shares if the 30-day option is exercised in full). The Company anticipates net proceeds from these sales of $492 million (or $591 million if the 30-day option is exercised in full), which will be used to repay a portion of its increasing rate notes that currently bear interest at LIBOR plus 275 basis points.

      If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest on or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and leisure industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control. There can be no assurance that sufficient funds will be available to enable Starwood to service its indebtedness or to make necessary capital expenditures, marketing and advertising program expenditures and other discretionary investments.

Stock Sales and Repurchases

      Pursuant to the 1998 Board-approved Share repurchase program (the “Share Repurchase Program”), the Company repurchased 1,050,000 Shares in the open market at an average purchase price of $33.95 during the three months ended March 31, 2001. On April 2, 2001, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of Company Shares, subject to the terms of the Senior Credit Facility, bringing total remaining availability to $694 million.

OTHER MATTERS

European Union Currency Conversions

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. As of the date of this filing, 12 of the 15 member countries (the “Participating Countries”) have established these fixed conversion rates. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in substantially all of the Participating Countries. The effect on the Company of the adoption of the Euro by the Participating Countries in which it operates is currently uncertain. A number of the Company’s information systems are not currently Euro compliant. The Company is in the process of updating its information systems to make them Euro compliant. As of the date of this filing, 27 properties have converted to the Euro without any significant impact to the properties’ operations or information systems; however, there is no assurance that the Company or third-party vendors of applications used by the Company will successfully bring all of its systems into compliance. Failure of the Company to do so could result in disruptions in the processing of transactions in Euros or computed by reference to the Euro.

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

Item 2. Changes in Securities and Use of Proceeds.

      Pursuant to the Share Repurchase Program, the Company repurchased 1,050,000 Shares in the open market at an average purchase price of $33.95 during the three months ended March 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits

      None.

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.	STARWOOD HOTELS & RESORTS

By: /s/ RONALD C. BROWN Ronald C. Brown Executive Vice President and Chief Financial Officer	By: /s/ RONALD C. BROWN Ronald C. Brown Vice President and Chief Financial and Accounting Officer

Date: May 9, 2001