Form 10-K405
period 2001-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2002-03-28
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Joint Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number: 1-7959 STARWOOD HOTELS & RESORTS WORLDWIDE, INC. (Exact name of Registrant as specified in its charter)	Commission File Number: 1-6828 STARWOOD HOTELS & RESORTS (Exact name of Registrant as specified in its charter)
Maryland
(State or other jurisdiction
of incorporation or organization)

52-1193298
(I.R.S. employer identification no.)

1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100
(Registrant’s telephone number,
including area code)	Maryland
(State or other jurisdiction
of incorporation or organization)

52-0901263
(I.R.S. employer identification no.)

1111 Westchester Avenue
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

None

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     As of March 15, 2002, the aggregate market value of the Registrants’ voting and non-voting common equity held by non-affiliates (for purposes of this Joint Annual Report only, includes all shares other than those held by the Registrants’ Directors, Trustees and executive officers) was $7,072,295,483.

     As of March 15, 2002, the Corporation had outstanding 198,481,585 Corporation Shares and the Trust had outstanding 198,481,585 Class B Shares and 100 Class A shares of beneficial interest, par value $0.01 per share (“Class A Shares”).

     For information concerning ownership of shares, see the Proxy Statement for the Corporation’s Annual Meeting of Stockholders that is currently expected to be held on May 17, 2002 (the “Proxy Statement”), which is incorporated by reference under various Items of this Joint Annual Report.

Document Incorporated by Reference:

Document	Where Incorporated

Proxy Statement	Part III (Items 11 and 12)

      This Joint Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”), and its subsidiary, Starwood Hotels & Resorts, a Maryland real estate investment trust (the “Trust”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), but excluding the Trust; all references herein to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the “Realty Partnership”); and all references to “Starwood” or the “Company” refer to the Corporation, the Trust and their respective subsidiaries, collectively. The shares of common stock, par value $0.01 per share, of the Corporation (“Corporation Shares”) and the Class B shares of beneficial interest, par value $0.01 per share, of the Trust (“Class B Shares”) are attached and trade together and may be held or transferred only in units consisting of one Corporation Share and one Class B Share (a “Share”). Prior to the reorganization of Starwood (the “Reorganization”) on January 6, 1999, the common shares of beneficial interest, par value $0.01 per share, of the Trust were traded together with the Corporation Shares as “Paired Shares,” just as the Class B Shares and the Corporation Shares are currently traded as Shares. Unless otherwise stated herein, all information with respect to Shares refers to Shares on and since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

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

Risks Relating to Hotel and Resort Operations

      We Are Subject to All the Operating Risks Common to the Hotel and Leisure Industry. Operating risks common to the hotel and leisure industry include:

•	changes in general economic conditions, including the severity and duration of the current economic downturn exacerbated by the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11 Attacks”) and their aftermath;

•	decreases in the level of demand for rooms and related services, including the recent reduction in business travel as a result of general economic conditions and the September 11 Attacks;

•	cyclical over-building in the hotel and leisure industry;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations;

•	changes in travel patterns;

•	changes in operating costs including, but not limited to, energy and labor costs;

•	the availability of capital to allow us and potential hotel owners and franchisees to fund investments; and

•	the financial condition of third-party property owners and franchisees.

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

      We Must Compete for Properties. We compete with other hotel and leisure companies for properties, which may increase the cost of acquiring properties. Some of these competitors may have substantially greater financial resources than we do and may be able to pay more to acquire properties than we are able to pay. In addition, competition for properties may increase the cost of acquiring properties. We also compete with other hotel and leisure companies for management and franchise agreements. As a result, the terms of such agreements may not be as favorable. In connection with entering into management or franchise agreements, we may be required to make investments in or guarantee the obligations of third parties.

      The Hotel and Leisure Industry Is Seasonal in Nature. The hotel and leisure industry is seasonal in nature; however, the periods during which we experience higher revenue vary from property to property and depend principally upon location. Our revenue historically has been lower in the first quarter than in the second, third or fourth quarters.

      The Hotel and Leisure Business Is Capital Intensive. In order for our owned, managed and franchised properties to remain attractive and competitive, we, the property owners and the franchisees have to spend money periodically to keep them well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent we, property owners and franchisees cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Accordingly, our financial results may be sensitive to the cost and availability of funds.

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

      Hotel and Resort Development Is Subject to Timing, Budgeting and Other Risks. We intend to develop hotel and resort properties as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	ability to raise capital; and

•	governmental restrictions on the nature or size of a project.

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

      General Economic Conditions May Negatively Impact Our Results. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. Our results in North America were negatively impacted by the significant drop in industry-wide lodging demand, resulting primarily from the September 11 Attacks, particularly impacting New York City, where we have seven owned hotels with approximately 3,900 rooms, and where we manage three additional hotels with approximately 1,100 rooms. In addition, a tightening of the labor markets in one or more geographic regions may result in fewer and/or less qualified applicants for job openings in our facilities and higher wages.

      International Operations Are Subject to Special Political and Monetary Risks. We have significant international operations which as of December 31, 2001 included 167 owned, managed or franchised properties in Europe, Africa and the Middle East (including 34 properties with majority ownership); 41 owned, managed or franchised properties in Latin America (including 13 properties with majority ownership); and 78 owned, managed or franchised properties in the Asia Pacific region (including 4 properties with majority ownership). International operations generally are subject to various political and other risks that are not present in U.S. operations. These risks include the risk of war or civil unrest, expropriation and nationalization. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the 18 properties we own, our international properties are geographically diversified and are not concentrated in any particular region.

Acquisition Opportunities

      We intend to make acquisitions that complement our business. There can be no assurance, however, that we will be able to identify acquisition candidates or complete acquisitions on commercially reasonable terms or at all. If additional acquisitions are made, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk

      In addition to acquiring or developing hotels and resorts directly, we have from time to time invested, and may continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Although we generally seek to maintain sufficient control of any joint venture, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

Disposition Opportunities

      We periodically review our business with the view to identifying properties or other assets that we believe either no longer complement our business or could be sold at significant premiums. There can be no assurance, however, that if we identify such properties that we will be able to complete dispositions on commercially reasonable terms or at all. In particular, we have initiated the formal sale process for the CIGA S.p.A. (“CIGA”) portfolio of 25 luxury hotels, land, golf courses and marinas, potentially encumbered by our management contracts in whole or in part. We began reviewing preliminary indications of interest in the first quarter of 2002. There is, however, no guarantee that such a sale will materialize or be consummated within our projected time frame, and if consummated, there is no guarantee of the terms of any such transaction.

Debt Financing

      As a result of incurring debt, we are subject to the following risks associated with debt financing: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest;

(ii) the risk that (to the extent that we maintain floating rate indebtedness) interest rates will fluctuate; and (iii) risks resulting from the fact that the agreements governing our loan and credit facilities contain covenants imposing certain limitations on our ability to acquire and dispose of assets. In addition, we have significant indebtedness maturities in 2003, and although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancings will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us; (ii) a substantial decrease in operating cash flow or an increase in our expenses could make it difficult for us to meet our debt service requirements and force us to modify our operations; and (iii) our higher level of debt and resulting interest expense may place us at a competitive disadvantage with respect to certain competitors with lower amounts of indebtedness and/or higher credit ratings. While our senior debt is currently rated investment grade by one of the two major rating agencies, there can be no assurance we will be able to maintain this rating. In the event our senior debt is not investment grade, we would likely incur higher borrowing costs.

Risks Relating to Acts of God, Terrorist Activity and War

      Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Some types of losses, such as from earthquake and environmental hazards may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel or resort, as well as the anticipated future revenue from the hotel or resort. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars, terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

Certain Interests

      Barry S. Sternlicht is the Chairman and Chief Executive Officer the Corporation and the Trust. Mr. Sternlicht also serves as the President and Chief Executive Officer of, and may be deemed to control, Starwood Capital Group, L.L.C. (“Starwood Capital”), a real estate investment firm. Starwood Capital and the Company have entered into a non-compete agreement whereby Starwood Capital may not purchase a hotel property in the United States until such opportunity is first presented to the Company. See Item 13, “Certain Relationships and Related Transactions.” Although Starwood Capital is free to compete with the Company for hotel properties outside of the United States, as a matter of practice, all opportunities to purchase such properties are also first presented to the Company. In each case, the Governance Committee of the Board of Directors (or other committee of independent directors) will make a decision as to whether or not the Company will pursue the opportunity. In addition, certain officers and directors of the Company have interests in businesses that may, from time to time, do business with the Company. To the extent such individuals have a material interest in such businesses, any agreements relating thereto are subject to Governance Committee (or other committee of independent directors) approval.

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

Internet Reservation Channels

      Some of our hotel rooms are booked through internet travel intermediaries such as Travelocity.com, Inc., Expedia, Inc. and Priceline.com, Inc. As the percentage of internet bookings increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to our lodging brands. Although most of our business is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.

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

      The Company undertakes global tax planning in the normal course of business. These activities may be subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some matters could be resolved adversely to the Company.

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

Item 1.     Business.

General

      Starwood is one of the world’s largest hotel and leisure companies. Starwood’s status as one of the leading hotel and leisure companies resulted from the 1998 acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) (the “Westin Merger”) and the acquisition of ITT Corporation (the

“ITT Merger”), renamed Sheraton Holding Corporation (“Sheraton Holding”). The Company conducts its hotel and leisure business both directly and through its subsidiaries. The Company’s brand names include St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W® and Four Points® by Sheraton. Through these brands, Starwood is well represented in most major markets around the world.(1)

      The Company’s revenue and earnings are derived primarily from hotel and leisure operations, which include the operation of the Company’s owned hotels; management fees earned from hotels the Company manages pursuant to long-term management contracts; the receipt of franchise fees; and the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs in the resorts and providing financing to customers who purchase such interests.

      The Company’s hotel and leisure business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. Starwood seeks to acquire interests in or management rights with respect to properties in this segment. At December 31, 2001, the Company’s portfolio included owned, managed and franchised hotels totaling 743 hotels with approximately 224,000 rooms in over 80 countries and 15 vacation ownership resorts, all in the United States. The hotel portfolio is comprised of 165 hotels that Starwood owns or leases or in which Starwood has a majority equity interest (substantially all of which hotels Starwood also manages), 265 hotels managed by Starwood on behalf of third-party owners (including entities in which Starwood has a minority equity interest) and 313 hotels for which Starwood receives franchise fees.

      The Trust was organized in 1969, and the Corporation was incorporated in 1980, both under the laws of Maryland. Sheraton Hotels & Resorts, Starwood’s largest brand, has been serving guests for more than 60 years.

      The Company’s principal executive offices are located at 1111 Westchester Avenue, White Plains, New York 10604, and its telephone number is (914) 640-8100.

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

Competitive Strengths

      Management believes that the following factors contribute to the Company’s position as a leader in the lodging industry and provide a foundation for the Company’s business strategy:

      Brand Strength. Starwood believes that it has strong brand leadership in major markets worldwide based on the global recognition of the Company’s lodging brands. The strength of the Company’s brands is evidenced, in part, by the superior ratings received from the Company’s hotel guests and from industry publications. For example, Starwood was again designated as the “World’s Best Global Hotel Company” by Global Finance magazine in their September 2001 issue. Also, for the third year in a row, Starwood brands took top honors in Business Travel News’ 2001 Survey of Top Hotel Chains. W Hotels and Westin Hotels & Resorts earned first and second place in the upscale category, and Four Points by Sheraton was voted number one in the mid-price category. With the Company’s well known lodging brands, Starwood benefits from a luxury and upscale branding strategy that provides strong operating performance from new customer penetration and customer loyalty. During 2001, Starwood converted four of its owned hotels, which had been operated on a non-branded or non-proprietary-branded basis, to proprietary brands owned by the Company. These conversions have enhanced and expanded the Company’s global presence and brand recognition. In 2001, the Company also added an additional 48 hotels with approximately 9,800 rooms to its branded hotel system. In total, approximately 1,500 rooms were added to the W brand in 2001.

(1)	The Company owns or has rights to various trademarks, trade names and service marks used in our business, including those listed above, and related logos. This Joint Annual Report also includes trademarks, trade names and service marks owned by other companies.

      Frequent Guest Program. The Company’s loyalty program, Starwood Preferred Guest® (“SPG”), was awarded the 2000 Hotel Program of the Year for the second year in a row by consumers via the prestigious Freddie Awards. SPG, despite being the newest hotel loyalty program in the industry, also received awards for Best Customer Service, Best Web Site, Best Elite-Level Program and Best Award Redemption. SPG, deemed unique in the hotel and leisure industry for its policy of no blackout dates and no capacity controls, enables members to redeem stays when they want and where they want, a feature not offered by competitors.

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

      Premier and Distinctive Properties. Starwood controls a distinguished and diversified group of hotel properties throughout the world, including The St. Regis in New York, New York; The Phoenician in Scottsdale, Arizona; the Hotel Danieli in Venice, Italy; and the Westin Palace in Madrid, Spain. These are among the leading hotels in the industry and are at the forefront of providing the highest quality and service. The Condé Nast Traveler Magazine 2002 Gold List Readers’ Choice Poll included 56 Starwood properties as part of the top hotels to stay at in the world. Starwood owns or manages more Gold List winners than any other hotel company in the world.

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

      While Starwood focuses on the luxury and upscale portion of the full-service lodging market, the Company’s brands cater to a diverse group of sub-markets within this market. For example, the St. Regis hotels cater to high-end hotel and resort clientele while Four Points by Sheraton hotels deliver extensive amenities and services at more affordable rates. Management believes that the diversity of the Company’s brands and customer base reduces the likelihood of competition for customers at any one of the Company’s hotels from other hotels within its portfolio. Instead, management believes that this diversity serves to increase the Company’s market share within markets where Starwood operates more than one brand.

      Starwood derives its cash flow from multiple sources, including owned hotels, management and franchise fees, and VOI sales, and is geographically diverse with operations on six continents. The following table reflects the Company’s properties by revenue source as of December 31, 2001:

	Number of
	Properties	Rooms

Owned hotels(a)	165	57,000
Managed hotels	222	73,000
Franchised hotels	313	78,000
Unconsolidated joint venture hotels	43	16,000

Total hotel properties	743	224,000

Vacation ownership resorts	15	N/A

(a)	Includes wholly owned, majority owned and leased hotels.

     The following table shows the Company’s geographical presence by major geographic area for the year ended December 31, 2001:

	Hotels	Rooms

North America(a)	457	149,000
Europe, Africa and the Middle East	167	40,000
Latin America	41	9,000
Asia Pacific	78	26,000

Total	743	224,000

(a)	Excludes 15 vacation ownership resorts.

Business Segment and Geographical Information

      Incorporated by reference in Note 21, “Business Segment and Geographical Information,” in the notes to financial statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

Business Strategy

      The Company’s primary business objective is to maximize earnings and cash flow by increasing the profitability of the Company’s existing portfolio; selectively acquiring interests in additional assets; increasing the number of the Company’s hotel management contracts and franchise agreements; acquiring, developing and selling VOIs; and maximizing the value of its owned real estate properties, including selectively disposing of non-core hotels and “trophy” assets that may be sold at significant premiums. The Company plans to meet these objectives by leveraging its global assets, broad customer base and other resources and by taking advantage of the Company’s scale to reduce costs. The September 11 Attacks and their aftermath make financial planning and implementation of our strategy more challenging.

      Growth Opportunities. Management has identified several growth opportunities with a goal of enhancing the Company’s operating performance and profitability, including:

•	Continuing to expand the Company’s role as a third-party manager of hotels and resorts. This allows Starwood to expand the presence of its lodging brands and gain additional cash flow generally with modest capital commitment;

•	Franchising the Sheraton, Westin and Four Points by Sheraton brands to selected third-party operators, thereby expanding the Company’s market presence, enhancing the exposure of its hotel brands and providing additional income through franchise fees;

•	Expanding the Company’s internet presence and sales capabilities to increase revenue and improve customer service;

•	Continuing to grow the Company’s frequent guest program, thereby increasing occupancy rates while providing the Company’s customers with benefits based upon loyalty to the Company’s hotels;

•	Enhancing the Company’s marketing efforts by integrating the Company’s proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

•	Optimizing the Company’s use of its real estate assets to improve ancillary revenue, such as restaurant, beverage and parking revenue from the Company’s hotels and resorts;

•	Continuing to build the “W” hotel brand to appeal to upscale business travelers and other customers seeking full-service hotels in major markets;

•	Refining the positioning of the Company’s brands to further its strategy of strengthening brand identity. By re-branding certain owned hotels to one of Starwood’s proprietary brands, Starwood will seek to further solidify its brand reputation and market presence, leading to enhanced revenue per available room (“REVPAR”), which we consider to be a meaningful indicator of our performance, as it measures the period-over-period growth in rooms revenue for comparable properties;

•	Developing additional vacation ownership resorts near select hotel locations, thereby allowing us to leverage our hotel assets; and

•	Becoming the first hospitality company in the world to embrace Six Sigma, the internationally recognized program that dramatically accelerates and maximizes business performance. This initiative is expected to deliver significant long-term financial benefits.

      Starwood intends to explore opportunities to expand and diversify the Company’s hotel portfolio through minority investments and selective acquisitions of properties domestically and internationally that meet some or all of the following criteria:

•	Luxury and upscale hotels and resorts in major metropolitan areas and business centers;

•	Major tourist hotels, destination resorts or conference centers that have favorable demographic trends and are located in markets with significant barriers to entry or with major room demand generators such as office or retail complexes, airports, tourist attractions or universities;

•	Undervalued hotels whose performance can be increased by re-branding to one of the Company’s hotel brands, the introduction of better and more efficient management techniques and practices and/or the injection of capital for renovating, expanding or repositioning the property;

•	Hotels or brands which would enable the Company to provide a wider range of amenities and services to customers; and

•	Portfolios of hotels or hotel companies that exhibit some or all of the criteria listed above, where the purchase of several hotels in one transaction enables Starwood to obtain favorable pricing or obtain attractive assets that would otherwise not be available.

      Starwood may also selectively choose to develop and construct desirable hotels and resorts to help the Company meet its strategic goals, such as the development of the W Times Square, the conversion of the Days Inn Chicago to the W Lakeshore and the conversion of the Midland Hotel to the W Chicago, all completed in the second half of 2001.

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

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher revenue activities vary from property to property and depend principally upon location. Other than 2001, which was dramatically impacted by the September 11 Attacks, the Company’s revenues and EBITDA(1) historically have been lower in the first quarter than in the second, third or fourth quarters.

Comparability of Owned Hotel Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can initially negatively impact Starwood’s revenues and EBITDA.

Employees

      At December 31, 2001, Starwood employed approximately 115,000 persons at its corporate offices, owned and managed hotels and vacation ownership resorts, of whom approximately 42% were employed in the United States. At December 31, 2001, approximately 34% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are good.

Item 2.     Properties.

      Starwood is one of the largest hotel and leisure companies in the world, with operations in over 80 countries. Starwood considers its hotels generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence arising from age and condition of facilities can adversely affect the Company’s hotels and resorts, Starwood and third-party owners of managed and franchised hotels expend substantial funds to renovate and maintain their facilities in order to remain competitive. For further information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures,” in this Joint Annual Report.

      The Company’s hotel and leisure business included 743 owned, managed or franchised hotels with approximately 224,000 rooms and 15 vacation ownership resorts at December 31, 2001, predominantly under six brands. All brands are full-service properties that range in amenities from luxury, upscale hotels and resorts to more moderately priced hotels:

      St. Regis Hotels & Resorts (luxury full-service hotels and resorts) deliver the most discreet, personalized and anticipatory level of service to high-end leisure and business travelers. St. Regis hotels typically have individual design characteristics to accentuate each individual location and city. Most St. Regis hotels have spacious, luxurious rooms and suites with highly designed, residential surroundings and include a 4- or 5-Star restaurant on premise.

      The Luxury Collection (luxury full-service hotels and resorts) is a group of unique hotels and resorts offering exceptional service to an elite clientele. The Luxury Collection includes some of the world’s most renowned and legendary hotels. These hotels are distinguished by magnificent decor, spectacular settings and impeccable service.

      Sheraton Hotels & Resorts (upscale full-service hotels and resorts) is the Company’s largest brand serving the needs of upscale business and leisure travelers worldwide. Sheraton hotels offer the entire spectrum of comfort, from full-service hotels in major cities to luxurious resorts. These hotels typically feature a wide

(1)	EBITDA is defined as income before interest expense, income tax expense, depreciation and amortization. Special items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

variety of on-site business services and a full range of amenities including rooms that feature generous work spaces, allowing business travelers to stay productive on the road.

      Westin Hotels & Resorts (luxury and upscale full-service hotels and resorts) are first-class, signature hotels that typically make up an integral part of a city or region in which the hotels are located. Westin hotels deliver unmatched comfort to affluent professional business and leisure travelers.

      W Hotels (stylish boutique full-service urban hotels) was first established in December 1998 with the opening of the W New York. W hotels provide a unique hotel alternative to business travelers. W hotels feature modern, sophisticated design with custom-made furnishings and accessories, fully wired rooms with the most advanced technology in the industry, and unique, high-quality signature restaurants and bars.

      Four Points by Sheraton (moderately priced full-service hotels) deliver extensive amenities and services such as room service, dry cleaning, fitness centers, meeting facilities and business centers to frequent business travelers at reasonable prices. These hotels provide a comfortable, well-appointed room, which typically includes a two-line telephone, a large desk for working or in-room dining, comfortable seating and full-service restaurants.

Owned Hotels

      The following table summarizes REVPAR(1), average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for the Company’s 155 owned, leased and consolidated joint venture hotels (excluding 2 hotels under significant renovation in 2001, 8 hotels without prior year results and 10 hotels sold during 2000 and 2001) (“Same-Store Owned Hotels”) for the years ended December 31, 2001 and 2000:

	Year Ended December 31,

	2001	2000	Variance

Worldwide (155 hotels with approximately 53,000 rooms)
REVPAR	$101.98	$115.01	(11.3)%
ADR	$156.73	$161.59	(3.0)%
Occupancy	65.1%	71.2%	(6.1)
North America (110 hotels with approximately 40,000 rooms)
REVPAR	$100.27	$113.81	(11.9)%
ADR	$152.26	$157.44	(3.3)%
Occupancy	65.9%	72.3%	(6.4)
International (45 hotels with approximately 13,000 rooms)
REVPAR	$107.47	$118.86	(9.6)%
ADR	$171.87	$175.87	(2.3)%
Occupancy	62.5%	67.6%	(5.1)

      During the years ended December 31, 2001 and 2000, the Company invested approximately $477 million and $544 million, respectively, for capital improvements primarily at owned hotel assets. These capital expenditures included significant new growth investment for the acquisition of a second fully-entitled site adjacent to the San Francisco Museum of Modern Art. Other major expenditures during 2001 included the development of the W Times Square, the conversion of the Days Inn Chicago to the W Lakeshore and the conversion of the Midland Hotel to the W Chicago. During 2000, the Company also expanded the Westin Mission Hills Resort and completed significant renovation work at the Sheraton Bal Harbour and Westin Maui. Internationally, during 2000 the 100-room expansion of the Westin Turnberry Resort in Scotland, including the addition of a second golf course and the Colin Montgomerie links golf academy, was completed.

(1)	REVPAR is calculated by dividing rooms revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such a revenues.

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

      Managed Hotels. Through its subsidiaries, Starwood manages hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which Starwood has a minority equity interest). The Company’s responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, Starwood provides reservation services and coordinates national advertising and certain marketing and promotional services. Starwood prepares and implements annual budgets for the hotels it manages and is responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. At December 31, 2001, Starwood managed 265 hotels worldwide under long-term agreements.

      Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits. In the Company’s experience, owners seek hotel managers that can provide attractively priced base, incentive, marketing and franchise fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of the Company’s management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if Starwood fails to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from Starwood to help finance hotel renovations or conversion to a Starwood brand so as to align the interests of the owner and the Company. The Company’s ability or willingness to make such investments may determine, in part, whether Starwood will be offered, will accept, or will retain a particular management contract. During 2001, the Company signed management agreements with 23 hotels with approximately 4,500 rooms.

      Brand Franchising. Through its subsidiaries, Starwood franchises its Sheraton, Westin and Four Points by Sheraton brand names and generally derives licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. Starwood approves certain plans for, and the location of, franchised hotels and reviews their design. At December 31, 2001, there were 299 franchised properties with approximately 76,000 rooms operating under the Sheraton, Westin and Four Points by Sheraton brands. During 2001, the Company signed franchise agreements with 25 hotels with approximately 4,600 rooms.

Vacation Ownership Interest

      The Company currently has 15 interval ownership resorts in its portfolio with 10 currently selling VOIs, two under construction and three that have sold all existing inventory. The Company invested $49 million and $114 million in 2001 and 2000, respectively, on vacation ownership resort construction. Two and three new interval ownership resorts were added in 2001 and 2000, respectively.

Item 3.     Legal Proceedings.

      Incorporated by reference to the description of legal proceedings in Note 20, “Commitments and Contingencies,” in the notes to financial statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

      The following table sets forth, for the fiscal periods indicated, the high and low sale prices per Share on the NYSE Composite Tape.

	High	Low

2001
Fourth quarter	$29.95	$21.25
Third quarter	$37.50	$17.75
Second quarter	$40.77	$31.64
First quarter	$38.88	$32.10
2000
Fourth quarter	$37.50	$25.56
Third quarter	$35.18	$28.26
Second quarter	$33.14	$22.88
First quarter	$27.11	$19.30

Holders

      As of March 15, 2002, there were approximately 20,000 holders of record of Shares and one holder of record (the Corporation) of the Class A Shares.

Distributions Made/ Declared

      The following table sets forth the frequency and amount of distributions made by the Trust to holders of Shares for the years ended December 31, 2001 and 2000:

	Distributions
	Made

2001
Fourth quarter	$0.20(a	)
Third quarter	$0.20
Second quarter	$0.20
First quarter	$0.20
2000
Fourth quarter	$0.1725	(a)
Third quarter	$0.1725
Second quarter	$0.1725
First quarter	$0.1725

(a)	The Trust declared distributions for the fourth quarter of 2001 and 2000 to shareholders of record on December 31, 2001 and 2000, respectively. The distributions were paid in January 2002 and 2001, respectively.

     The Corporation has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future.

      As a consequence of the Reorganization, holders of Class B Shares are entitled, subject to certain conditions, to receive a non-cumulative annual dividend, which was set at an initial rate of $0.60 per Share for 1999, to the extent the dividend is authorized by the Board of Trustees of the Trust. The annual dividend was increased to an annual rate of $0.69 and $0.80 per Share in 2000 and 2001, respectively. We intend to shift from paying a quarterly dividend to holders of Shares to paying an annual dividend. The final determination of the amount of the dividends will be subject to economic and financial consideration, as well as approval by our Board of Trustees of the Trust. Unless dividends for the then current dividend period have been paid on the Class B Shares, the Trust is not permitted to pay a dividend on the Class A Shares (except in certain circumstances). Under the terms of the Company’s Senior Credit Facility, the Trust may pay unlimited dividends to the Corporation or any wholly owned subsidiary thereof and during any period of twelve consecutive calendar months, the Trust may pay cash dividends to its shareholders (excluding the Corporation and any wholly owned subsidiary) in an aggregate initial amount not to exceed the lesser of (a) $150,000,000 in 1999 and increasing 20% annually thereafter and (b) 10% of EBITDA as defined in the Senior Credit Facility. In September 2001 and November 2001, the Company obtained waivers of this dividend restriction from its lenders, allowing the Company to pay its regularly scheduled dividends for the third and fourth quarters of 2001.

Conversion of Securities; Sale of Unregistered Securities

      During 2001, the Trust consented to the exchange of approximately 1,939,000 shares of Class B Exchangeable Preferred Shares (“Class B EPS”) by certain stockholders for an equal number of shares of Class A Exchangeable Preferred Shares (“Class A EPS”). Additionally, the Trust consented to the exchange of approximately 2.0 million shares of Class A EPS for an equal number of Shares.

      During 2001, the Company exchanged approximately 1.8 million limited partnership units of the Realty Partnership and the Operating Partnership held by third parties for Shares on a one-for-one basis.

Item 6.     Selected Financial Data.

      The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the

consolidated financial statements of the Company and related notes thereto appearing elsewhere in this Joint Annual Report and incorporated herein by reference. The historical information represents the historical results of Sheraton Holding up to the date of the ITT Merger, because the ITT Merger was treated as a reverse purchase for accounting purposes. This income statement and operating data excludes the results of the discontinued lines of business, which include the Company’s gaming operations, ITT Educational Services, Inc. (“Educational Services”) and ITT World Directories (“WD”), all of which were substantially disposed of in 1999 and 1998.

	Year Ended December 31,

	2001	2000	1999	1998		1997

	(In millions, except per Share data)
Income Statement Data
Revenues	$3,967	$4,345	$3,829	$3,281		$1,735
Operating income (loss)	$615	$1,028	$841	$537		$(330)
Income (loss) from continuing operations	$151	$401	$(638)	$220		$(233)
Basic earnings (loss) per Share from continuing operations	$0.75	$1.99	$(3.41)	$1.06		$(1.85)
Operating Data
Cash from continuing operations	$761	$852	$571	$43		$8
Cash from (used for) investing activities	$(621)	$(659)	$3,172	$2,340		$1,132
Cash from (used for) financing activities	$(169)	$(420)	$(3,335)	$(2,056)		$(425)
Aggregate cash distributions	$156	$134	$116	$324	(a)	$—
Cash distribution per Share	$0.80	$0.69	$0.60	$1.71		$—

(a)	Excludes approximately $3.0 billion of consideration paid to Sheraton Holding stockholders in connection with the ITT Merger.

	At December 31,

	2001	2000	1999	1998	1997

	(In millions)
Balance Sheet Data
Total assets	$12,461	$12,697	$12,940	$13,417	$6,790
Long-term debt, net of current maturities and including redeemable Class B EPS	$5,269	$5,074	$4,779	$5,951	$—

      The following table presents a reconciliation of operating income to EBITDA (in millions):

	Year Ended December 31,

	2001	2000	1999

Operating income	$615	$1,028	$841
Depreciation(a)	460	418	394
Amortization	93	90	82
Interest expense of unconsolidated joint ventures	25	18	16
Interest income	11	19	16
Restructuring and other special charges	50	—	3
Argentina foreign exchange gain	(24)	—	—

EBITDA	$1,230	$1,573	$1,352

(a)	Includes the Company’s share of depreciation expense of unconsolidated joint ventures.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, investments, plant, property and equipment, goodwill and intangible assets, income taxes, financing operations, frequent guest program liability, self-insurance claims payable, restructuring costs, retirement benefits and contingencies and litigation.

      Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      On December 20, 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

      Revenue Recognition. The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; and (4) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel and leisure operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis, The Luxury Collection, Sheraton, Westin, W and Four Points by Sheraton. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin and Four Points by Sheraton brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, incentive fees are recognized for the fees due as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee. Management and franchise fees are recognized in other hotel and leisure revenues in the consolidated statements of operations.

•	Vacation Ownership — The Company recognizes revenue from VOI sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes sales when a minimum of 10% of the purchase price for the VOI has been received, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. Vacation ownership revenues are recognized in other hotel and leisure revenues in the consolidated statements of operations.

      Goodwill and Intangible Assets. Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts, and are amortized using the straight-line method over the useful life of the asset. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this guidance, the Company will cease amortizing goodwill and intangible assets with indefinite lives. Intangible assets with finite lives will continue to amortize on a straight-line basis over their respective useful lives. The Company will also review all goodwill and intangible assets for impairment by comparisons of fair value to book value annually, or upon the occurrence of a trigger event. Impairments, excluding those in the year of adoption, will be recognized in operating results. In connection with the adoption of this standard, the Company has completed its initial recoverability test on goodwill and intangible assets, which did not result in any impairment write-downs. Estimates based on existing goodwill and intangible assets indicate that adoption will result in an annual increase in net income of approximately $64 million in 2002.

      Frequent Guest Program. SPG is the Company’s frequent guest incentive marketing program. SPG members earn points based on their spending at the Company’s properties and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines. Points can be redeemed at most Company owned, leased, managed and franchised properties; however, points cannot be redeemed for cash.

      SPG is provided as a marketing program to the Company’s properties. The cost of operating the program, including the estimated cost of award redemption, is charged to properties based on members’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

      The Company, through the services of third-party actuarial analysts, determines the fair value of the future redemption obligation based on statistical formulas which project timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These factors determine the required liability for outstanding points. The Company’s management and franchise agreements require that the Company be reimbursed currently for the costs of operating the program, including marketing, promotion, communications with, and performing member services for the SPG members. Actual expenditures for SPG may differ from the actuarially determined liability.

      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of December 31, 2001 and 2000 is $159 million and $137 million, respectively.

      Valuation of Long-Lived Assets and Investments. The Company evaluates the carrying value of each of the Company’s long-lived assets for impairment. The expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

      The Company also assesses the carrying value of its long-term investments. The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment, which is dependent on the performance of the companies or ventures in which the Company has invested, as well as the volatility inherent in external markets for these types of investments.

      In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record impairment charges. Thus, the carrying value of investments at December 31, 2001 approximates fair value based on market prices and the value of the underlying collateral.

      The following discussion presents an analysis of results of our operations for the years ended December 31, 2001, 2000 and 1999.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Continuing Operations

      The Company’s operating results for 2001 were dramatically impacted by the continued weakening of the general global economy and, in particular, the U.S. economy which was exacerbated by the September 11 Attacks, leading to an unprecedented decline in industry-wide demand in the U.S. and internationally. The initial closing of all airports in the United States and the significant decline in business and leisure travel following the September 11 Attacks resulted in significant decreases in revenues and earnings for September and the fourth quarter of 2001 when compared to the same periods in 2000. Immediately following the September 11 Attacks, the Company began developing operating plans commensurate with the reduced demand levels and began implementing cost reduction plans at all owned and managed hotels worldwide as well as corporate and division offices.

      Revenues. Total revenues decreased 8.7% from $4.345 billion to $3.967 billion for the year ended December 31, 2001 when compared to the corresponding period in 2000. The decrease in revenues reflects an 8.6% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $3.343 billion for the year ended December 31, 2001 when compared to $3.659 billion in the corresponding period of 2000 and a slight decrease in other hotel and leisure revenues to $624 million for the year ended December 31, 2001 when compared to $686 million in the corresponding periods of 2000 due primarily to a decline in management and franchise fees, offset by a slight increase in revenues from the sale of VOIs.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s hotels owned during both periods (“Comparable Owned Hotels”) (157 hotels for the year ended December 31, 2001, excluding 10 hotels sold and 8 hotels without comparable results during 2000 and 2001). Revenues at the Company’s Comparable Owned Hotels decreased 10.8% to $3.211 billion for the year ended December 31, 2001 when compared to the same period of 2000 due primarily to a decrease in REVPAR. REVPAR at the Company’s Same-Store Owned Hotels decreased 11.3% to $101.98 for the year ended December 31, 2001 when compared to the corresponding 2000 period. The decrease in REVPAR at these 155 Same-Store Owned Hotels was attributed to a decrease in occupancy to 65.1% from 71.2% in the year ended December 31, 2001 when compared to the same period of 2000. ADR decreased slightly to $156.73 for the year ended December 31, 2001 when compared to $161.59 in the corresponding 2000 period. REVPAR at Same-Store Owned Hotels in North America decreased 11.9% for the year ended December 31, 2001 when compared to the same period of 2000 due to the weakening of the U.S. economy which was exacerbated by the September 11 Attacks, resulting in an unprecedented decline in industry-wide demand, particularly in New York City, where the Company has seven owned hotels with a total of approximately 3,900 rooms. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 9.6% for the year ended December 31, 2001 when compared to the same period of 2000, was also impacted by the September 11 Attacks as international travel from the U.S. declined dramatically. The unfavorable effect of foreign currency translation and adverse political and economic conditions, primarily in countries like Argentina and Australia, also contributed to these declines in REVPAR. REVPAR for Same-Store Owned Hotels in Europe, the Company’s largest international presence, decreased 1.0% excluding the unfavorable effect of foreign currency translation.

      EBITDA. Total Company EBITDA decreased $343 million to $1.230 billion as of December 31, 2001, primarily due to EBITDA declines at the Company’s owned, leased and consolidated joint venture hotels. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $248 million to $978 million for the year ended December 31, 2001 when compared to the corresponding period in 2000. This decrease was primarily due to a $255 million or 21.0% decrease in EBITDA at the Company’s Comparable Owned Hotels, with North America accounting for most of this decline, due to a $209 million decrease in EBITDA over the same period in 2000 resulting primarily from the weakening U.S. economy and the September 11 Attacks. As mentioned above, the Company’s significant presence in New York contributed to the decline as EBITDA at seven owned hotels in this city decreased $73 million in 2001 when compared to 2000. The sale of nine hotels during 2000 and early 2001 and the effective closure of two hotels in Chicago which were being converted to W hotels also contributed to the decline in EBITDA.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $411 million and $403 million for the years ended December 31, 2001 and 2000, respectively. The increase in selling, general, administrative and other expenses is due primarily to increased expenses associated with Starwood Vacation Ownership, Inc. (“SVO”) in connection with increased sales, offset by a $24 million foreign exchange gain as a result of the devaluation of the Argentinean Peso and reduced corporate overhead, including a $14 million pretax gain resulting from the termination of a pension plan.

      Restructuring and Other Special Charges. During the year ended December 31, 2001, the Company recorded $70 million in restructuring and other special charges related primarily to the September 11 Attacks and the resulting decline in industry-wide demand.

      Immediately following the September 11 Attacks, the Company began analyzing and implementing a cost reduction plan and began reviewing the carrying value of certain assets for potential impairment, resulting in restructuring and other special charges aggregating approximately $47 million. These charges consisted primarily of severance and retention costs (approximately $25 million); bad debt expense associated with receivables no longer deemed collectible (approximately $17 million); and impairments of certain investments and other assets (approximately $5 million). Approximately $14 million of these special items represent cash charges, with the remaining amount being non-cash. In addition, during the year ended December 31, 2001, the Company recorded a charge to write down the Company’s investments in various e-business ventures by approximately $23 million.

      These charges were offset in part by the reversal of a $20 million bad debt charge taken in 1998 relating to a note receivable which is now fully performing.

      Depreciation and Amortization. Depreciation and amortization expense increased to $433 million and $93 million, respectively, in the year ended December 31, 2001 compared to $391 million and $90 million, respectively, in the corresponding period of 2000. The increase in depreciation expense for the year ended December 31, 2001 was primarily attributable to the additional depreciation resulting from capital expenditures at many of the Company’s owned, leased and consolidated joint venture hotels over the past two years.

      Net Interest Expense. Interest expense for the years ended December 31, 2001 and 2000, which is net of interest income of $11 million and $19 million, respectively, and discontinued gaming operations allocations of $6 million in the year ended December 31, 2000, decreased to $358 million from $420 million. This decrease was due primarily to lower interest rates compared to 2000 due to reduced LIBOR rates and the impact of certain financing transactions, including the issuance of zero coupon convertible debt in May 2001. The Company’s weighted average interest rate was 5.10% at December 31, 2001 versus 7.44% at December 31, 2000.

      Gain (Loss) on Asset Dispositions, Net, and Asset Impairments. Due to the September 11 Attacks and the weakening of the U.S. economy, the Company conducted a comprehensive review of the carrying value of certain assets for potential impairment. As a result, the Company recorded a net charge relating primarily to the impairment of certain investments in the fourth quarter of 2001 totaling $57 million.

      Income Tax Expense. The effective income tax rate for the year ended December 31, 2001 decreased to 23.2% compared to 33.0% in the corresponding period in 2000. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The decrease from prior year is due to the combination of lower pretax income in 2001 due primarily to the weakening U.S. economy and the September 11 Attacks, while maintaining the Company’s normal dividend level.

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

      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to the increased revenues at the Company’s 158 Comparable Owned Hotels (excluding 16 hotels sold or without comparable results during 1999 and 2000) and the addition of four hotels, including a full year of operations at the W hotels in San Francisco, California and Seattle, Washington, which opened in May 1999 and September 1999, respectively. These increases were offset by the loss of revenues on 12 hotels sold since April 1999 and the impact of hotels with rooms out of service due to significant renovations. The increase in revenues was further offset by currency weaknesses, primarily in the Euro.

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

      The increase in other hotel and leisure revenues resulted primarily from the acquisition of SVO in October 1999. The increase is also due to the addition of hotels to the Company’s management and franchise system and the stronger performance at the Company’s existing managed and franchised hotels.

      EBITDA. Total Company EBITDA increased $221 million to $1.573 billion as of December 31, 2000 primarily due to EBITDA increases at the Company’s owned, leased and consolidated joint venture hotels. EBITDA for the Company’s owned, leased and consolidated joint venture hotels increased $148 million or 13.7% to $1.226 billion for the year ended December 31, 2000 when compared to $1.078 billion in the corresponding period in 1999. Most of this increase resulted from the Company’s Comparable Owned Hotels, which increased $115 million or 10.7% to $1.186 billion. These results were strongest in North America, where the Company has its largest concentration of hotels, offset by weak results internationally due primarily to unfavorable political and economic conditions. The addition of four hotels, including a full year of operations at the W hotels in San Francisco, California and Seattle, Washington, which opened in May 1999 and September 1999, respectively, contributed to the overall increase, offset by the sale of seven hotels since December 31, 1999.

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

      Depreciation and Amortization. Depreciation and amortization expense increased to $391 million and $90 million, respectively, in the year ended December 31, 2000 compared to $370 million and $82 million, respectively, in the corresponding period of 1999. The increase in depreciation expense for the year ended December 31, 2000 was primarily attributable to the acquisition of SVO in October 1999, the addition of four new hotels, including a full year of depreciation on the W hotels in San Francisco, California and Seattle,

Washington, which opened in May 1999 and September 1999, respectively, and the additional depreciation resulting from an extensive renovation program, offset, in part, by the suspension of depreciation on hotels held for sale and hotels sold during the year.

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

      Income Tax Expense. The effective income tax rate for 2000 was 33.0%. As a result of the Reorganization, the tax provision for the year ended December 31, 1999 included a $936 million one-time charge to establish a deferred tax liability related to the difference between the book and tax basis in the assets of the Trust. Excluding this charge, a one-time tax benefit of $37 million attributable to the resolution of certain employment related contingencies and other one-time pro forma comparable adjustments, the Company’s effective tax rate for the year ended December 31, 1999 was 36.5%. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

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

      Due to the sale of Caesars in December 1999 and the Desert Inn in June 2000, results for the Company’s gaming operations are included in discontinued operations in the years ended December 31, 1999 and 2000. Results for the Desert Inn are included in discontinued operations through June 23, 2000 and for Caesars through December 30, 1999. The gaming operations net loss of $8 million and $27 million for the years ended December 31, 2000 and 1999, respectively, includes the allocation of pretax corporate interest expense of $6 million and $163 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

      Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Company’s domestic and international revolving facilities (approximately $487 million at December 31, 2001) and capacity with additional borrowings, will be adequate to meet the Company’s anticipated requirements for working capital, capital expenditures, marketing and advertising expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future, including at least the next three years. Starwood had a substantial amount of indebtedness and a working capital deficiency of $690 million at December 31, 2001, including $332 million of current maturities of long-term debt. The Company continues to monitor the credit markets and in light of the possibility of a portion of the zero coupon convertible notes being put back to the Company at a price of approximately $202 million in May 2002 and the maturities of certain existing credit facilities totaling $2.187 billion in 2003, Starwood expects to access the credit markets this year as well as enter into a new senior bank facility to refinance this indebtedness. There can be no assurance, however, that the Company will be able to refinance the indebtedness and if refinanced, whether it can do so on favorable terms, nor can there be any assurance that the Company’s business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and leisure industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control, including the duration and severity of the current economic downturn exacerbated by the September 11 Attacks. There can be no assurance that sufficient funds will be available to enable Starwood to service its indebtedness or to make necessary capital expenditures, marketing and advertising expenditures and program and other discretionary investments. Since the September 11 Attacks, the Company successfully amended certain terms of its Senior Credit Facility. The amendment gives the Company greater financial flexibility by modifying various financial covenants until the expiration of the facility in early 2003. The amended provisions include adjustments to the Company’s combined leverage ratio and interest coverage ratio as well as modification of the timing of amortization payments. See “Debt Financing” in Part I for risks.

      The Company has been adversely affected in the aftermath of the September 11 Attacks. Since the attacks, the Company’s owned hotels have experienced significant short-term declines in occupancy compared to the prior year. At present, it is not possible to predict either the severity or duration of such declines in the medium- or long-term range, or the potential impact on the Company’s results of operations, financial condition or cash flows. However, as a result of the significant short-term declines in occupancy, the Company has taken steps to reduce costs, including reductions in force. The Company has undertaken a comprehensive analysis of its cost structure including, among other things, overall staffing levels and facilities related costs. Furthermore, the Company has evaluated hotel financial performance subsequent to the September 11 Attacks and its impact on the Company’s investments and contingent obligations. Impairments to investments in hotel management contracts, receivables or other investments due to declines in hotel profitability and reduced management and franchise fees have been reviewed and recognized where considered necessary. The outcome of the Company’s analysis has resulted in write-downs through restructuring and other special charges and losses on asset dispositions as discussed in Notes 9 and 4, respectively, in the notes to financial statements filed as part of this Joint Annual Report.

Capital Expenditures

      Starwood incurs capital expenditures for upgrading and, in some cases, repositioning its owned hotels and for ongoing maintenance of acquired and existing hotels in accordance with the Company’s standards. During the year ended December 31, 2001, the Company spent approximately $526 million on improving and upgrading its owned hotels and resorts and VOI construction, including costs to convert two hotels in Chicago to W hotels, expenditures at the W Times Square which opened in December 2001, continuing construction of the St. Regis San Francisco and land in Maui for a VOI project. Due to the September 11 Attacks and the continued weakening of the worldwide economies, the Company reevaluated its planned capital expenditures, significantly reducing these expenditures until signs of the economic recovery become evident.

Cash Flow from Operating Activities

      Cash flow from operating activities is the principal source of cash to be used to fund the Company’s operating expenses, interest expense, capital expenditures and distributions. Starwood anticipates that cash flow provided by operating activities will be sufficient to service short-term indebtedness, fund maintenance capital expenditures and meet operating cash requirements, including distributions to shareholders. Other general economic considerations, such as those experienced after the September 11 Attacks, may have a negative impact on the Company’s results of operations.

      In addition, while our vacation ownership operations generate strong operating cash flow, annual amounts are affected by the timing of cash outlays for the acquisition and development of new resorts and cash received from purchaser financing and asset securitizations. Cash proceeds from asset securitizations in 2001 were $202 million. See Note 5 in the notes to financial statements filed as part of this Joint Annual Report.

Cash Flow from Investing and Financing Activities

      In limited cases, the Company has made loans to owners or partners in hotel or resort ventures whereby the Company has a management or franchise agreement. Loans outstanding under this program totaled $155 million at December 31, 2001. The Company evaluates these loans for impairment, and at December 31, 2001, believes these loans are collectible. Unfunded commitments aggregating $26 million were outstanding at December 31, 2001, of which $11 million are expected to be funded in 2002 and $13 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/ or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. At December 31, 2001, loan guarantees totaled $153 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland hotel in Arizona, which is scheduled to open at the end of 2002; and the Westin in Charlotte, North Carolina, which is scheduled to open at the end of 2002. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any funding under these loan guarantees in 2002, as all projects are well capitalized.

      Furthermore, in order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to abandon a contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of December 31, 2001, the Company had six management contracts with performance guarantees with possible cash outlays of up to $68 million, $50 million of which, if required, would be funded over a period of 25 years. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure clauses and acts of war and terrorism. The Company does not anticipate any funding under the performance guarantees in 2002. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2002.

      The Company had the following contractual obligations outstanding as of December 31, 2001 (in millions):

		Due in Less
		Than 1	Due in	Due in	Due After
	Total	Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$5,557	$330	$2,807 (a)	$548	$1,872
Capital lease obligations	2	2	—	—	—
Operating lease obligations	1,087	82	152	130	723
Unconditional purchase obligations(b)	216	75	112	29	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$6,862	$489	$3,071	$707	$2,595

(a)	$2.187 billion due on February 23, 2003.

(b)	The Company’s owned, managed and franchised hotels participate in various national purchasing agreements. As these agreements do not require specific purchasing thresholds for the Company or the Company’s owned, leased and consolidated joint venture hotels, no such amounts are reflected above.

     The Company had the following commercial commitments outstanding as of December 31, 2001 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$49	$—	$43	$—	$6
Hotel loan guarantees	153	—	78	45	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$202	$—	$121	$45	$36

      In April 2001, the Company completed the acquisition of the remaining 50% interest not previously owned by the Company in the 1,377-room Sheraton Centre Toronto for $75 million Canadian dollars (approximately U.S. $48 million based on exchange rates at the time). Additionally, in April 2001, the Company completed the acquisition of 44% of an entity which owns the Royal Orchid Hotel in Bangkok, Thailand for $27 million.

      In addition to cash flow from operating activities, Starwood intends to finance the acquisition of, or investment in, additional hotels and resorts, hotel renovations and capital improvements and provide for general corporate purposes through the Company’s credit facilities described below, through dispositions of certain non-core assets and, when market conditions warrant, through the issuance of additional equity or debt securities. In January 2002, the Company announced that it has initiated the formal sale process of the CIGA portfolio of 25 luxury hotels, land, golf courses and marinas potentially encumbered by the Company’s management contracts in whole or in part. Deutsche Bank, Jones Lang LaSalle Hotels and J.P. Morgan are advising the Company on the disposition of this portfolio and have begun actively marketing these assets. The Company began reviewing preliminary indications of interest in the first quarter of 2002.

      Loans and Credit Facilities. Following is a summary of the Company’s debt portfolio as of December 31, 2001:

	Amount		Interest Rate at
	Outstanding at		December 31,	Average
	December 31, 2001(a)	Interest Terms	2001	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Five-Year Term Loan	$800	LIBOR+0.725%	2.60%	1.0 years
Term Loan Add-on	423	LIBOR+1.25%	3.12%	1.1 years
Revolving Credit Facility	664	LIBOR+0.725%	2.60%	1.1 years
Senior Secured Notes Facility:
Tranche II Loans	500	LIBOR+2.75%	4.62%	1.1 years
Euro Loan	240	Euribor+1.95%	5.25%	1.5 years
Mortgages and Other	302	Various	4.94%	2.9 years
Interest Rate Swaps	(497)		3.23%	—

Total/ Average	$2,432		3.53%	1.3 years

Fixed Rate Debt
Sheraton Holding Public Debt	$1,296		7.08%	9.2 years
Convertible Senior Notes — Series A & B	507		2.36%	1.9 years
Mortgages and Other	827		7.38%	10.0 years
Interest Rate Swaps	497		6.68%	—

Total/ Average	$3,127		6.32%	8.1 years

Total Debt
Total Debt and Average Terms	$5,559		5.10%	4.5 years

(a)	Excludes approximately $300 million of the Company’s share of unconsolidated joint venture debt.

     On February 23, 1998, Starwood entered into two credit facilities with Lehman Brothers, Bankers Trust Company, The Chase Manhattan Bank and other financial institutions. The Senior Credit Facility and the Senior Secured Notes Facility comprise Starwood’s primary existing credit facilities. In September 1998, the Company increased its borrowings under the Senior Secured Notes Facility with a $1 billion, five-year term borrowing facility (“Tranche II Loans”). In December 2000, the Company increased the amount available under the Senior Credit Facility by $172.5 million (“Term Loan Add-on”). In January 2001 and May 2001, the Company completed add-on financings to its Term Loan Add-on of $150 million and $100 million, respectively. The proceeds from the Term Loan Add-ons were used to reduce the amount outstanding under the Company’s Revolving Credit Facility. In November 2001, the Company successfully amended certain terms of its Senior Credit Facility. The amendment gives the Company greater financial flexibility by modifying various financial covenants until the expiration of the facility in early 2003. The amended provisions include adjustments to the Company’s combined leverage ratio and interest coverage ratio as well as modification of the timing of amortization payments.

      In January 1999, the Company completed a $542 million long-term financing (the “Mortgage Loan”), secured by mortgages on a portfolio of 11 hotels. The Mortgage Loan is due in February 2009, and the proceeds from the Mortgage Loan were used to pay down the one-year term loan under the Senior Credit Facility, which has subsequently been paid off.

      In July 2000, the Company entered into a one-year, Euro 270 million loan (approximately $252 million based on exchange rates at the time) at an initial average interest rate of Euribor plus 112.5 basis points for the first six months and increasing to Euribor plus 137.5 basis points for the remaining six months. The loan was subsequently extended through July 2002. In December 2001, the Company entered into an 18-month Euro 450 million loan (approximately $399 million based on exchange rates at the time) with an interest rate of Euribor plus 195 basis points. The proceeds of the Euro 450 million loan were drawn down in two tranches: the first 270 million Euros was drawn down in December 2001 and used to repay the previously outstanding Euro 270 million facility and the remaining 180 million Euros was drawn down in January 2002, and the proceeds were used to repay a portion of the Company’s Revolving Credit Facility.

      In May 2001, the Company sold an aggregate face amount of $816 million zero coupon convertible senior notes due 2021 (the “Notes”). The Company received gross proceeds from these sales of approximately $500 million, which were used to repay a portion of its Tranche II Loans that bore interest at LIBOR plus 275 basis points. The Notes have an initial blended yield to maturity of 2.35%. The Notes, consisting of two series, are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. On May 25, 2002, each Series A holder may require the Company to purchase the notes, subject to certain conditions. Series A notes that may be presented to the Company in May 2002 total approximately $202 million. These Series A notes have been included in long-term debt at December 31, 2001 based upon the Company’s ability and intent to refinance them with availability under the Revolving Credit Facility. Series B holders may first present their aggregate notes to the Company in May 2004 for approximately $330 million.

      During each of the quarters of 2001, the Trust paid a distribution of $0.20 per Share, a 16% annual increase over 2000. Total dividends paid in 2001 and 2000 were $156 million and $134 million, respectively. In 2002, the Company intends to shift from a quarterly dividend to an annual dividend. The final determination of the amount of the dividend will be subject to economic and financial considerations and Board approval in the fourth quarter of 2002.

Stock Sales and Repurchases

      At December 31, 2001, Starwood had outstanding approximately 197.7 million Shares and 1.6 million partnership units and 1.6 million exchangeable preferred shares outstanding, which are convertible into Shares. Approximately 1.1 million of the Class B EPS can be put to the Company at $38.50 per Share in 2003.

      In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares under the Share Repurchase Program, subject to the terms of the Senior Credit Facility. Pursuant to the Share Repurchase Program, Starwood repurchased 3.2 million Shares in the open market for an aggregate cost of $96 million during 2001. As of December 31, 2001, approximately $633 million remains available under the Share Repurchase Program.

      During 2001, the Trust consented to the exchange of approximately 1,939,000 shares of Class B EPS into an equal number of shares of Class A EPS. Additionally, the Trust consented to the exchange of approximately 2.0 million shares of Class A EPS for an equal number of Shares.

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

      Interest rate swap agreements are the primary instruments used to manage interest rate risk. The Company currently has five outstanding long-term interest rate swap agreements under which the Company pays a fixed interest rate and receives variable interest rates. At December 31, 2001, the Company also has three long-term interest rate swap agreements under which the Company pays a variable interest rate and receives a fixed interest rate. The following table sets forth the scheduled maturities and the total fair value of the Company’s debt portfolio:

								Total Fair
	At December 31,						Total at	Value at
							December 31,	December 31,
	2002	2003	2004	2005	2006	Thereafter	2001	2001

Liabilities
Fixed rate (in millions)	$23	$270	$19	$470	$20	$1,828	$2,630	$2,398
Average interest rate							6.26%
Floating rate (in millions)	$309	$2,505	$13	$13	$45	$44	$2,929	$2,929
Average interest rate							3.63%
Interest Rate Swaps
Long-term variable to fixed (in millions)	$247	$700	—	—	—	—	$947
Average pay rate							5.80%
Average receive rate							LIBOR
Long-term fixed to variable (in millions)	—	—	—	$450	—	—	$450
Average pay rate							LIBOR
Average receive rate							4.73%

      Foreign currency forward transactions are used by the Company to hedge exposure to foreign currency exchange rate fluctuations. The gains or losses on the forward contracts are largely offset by the gains or losses of the underlying transactions, and consequently, a sudden significant change in foreign currency exchange rates would not have a material impact on future net income or cash flows on such underlying transactions. The Company monitors its foreign currency exposure on a monthly basis to maximize the overall effectiveness of its foreign currency hedge positions. As of December 31, 2001, the Euro and the British Pound were the principal currencies hedged by the Company. Changes in the value of forward foreign exchange contracts designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as changes in the underlying assets and liabilities. At December 31, 2001, the notional amount of the Company’s open forward foreign exchange contracts protecting the value of the Company’s foreign currency denominated assets and liabilities was approximately $366 million. Of these contracts, $353 million matured in January 2002. A hypothetical 10% change in currency exchange rates under the remaining contracts would result in an increase or decrease of approximately $1.2 million to the fair value of the forward foreign exchange contracts at December 31, 2001, which would be offset by an opposite effect on the related hedged positions.

      The Company enters into a derivative financial arrangement only to the extent it meets the objectives described above, and the Company does not engage in such transactions for trading or speculative purposes.

      See Note 18 in the notes to financial statements filed as part of this Joint Annual Report and incorporated herein by reference for further description of derivative financial instruments.

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

PART III

Item 10.     Directors, Trustees and Executive Officers of the Registrants.

      The Board of Directors of the Corporation and the Board of Trustees of the Trust are currently comprised of 11 members, each of whom is elected for a three-year term. The following table sets forth, for each of the members of the Board of Directors and the Board of Trustees as of the date of this Joint Annual Report, the class to which such Director or Trustee has been elected and certain other information regarding such Director or Trustee.

Name (Age)	Principal Occupation and Business Experience	Service Period

Directors and Trustees Whose Terms Expire at the 2004 Annual Meeting
Eric Hippeau (50)	President of Softbank International Ventures and Managing Director of Softbank Capital Partners, an Internet venture capital firm, since March 2000. Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis Inc., an integrated media and marketing company, from 1993 to March 2000 and held various other positions with Ziff-Davis from 1989 to 1993. Mr. Hippeau is a director of CNET Networks, Inc., Asia Global Crossing Ltd., Key 3 Media Group, Inc. and Yahoo! Inc.	Director since April 1999 Trustee since April 1999
George J. Mitchell (68)	Chairman of the law firm of Verner, Liipfert, Bernhard, McPherson and Hand since November 2001, and Special Counsel to the firm from January 1995 to October 2001. He served as a United States Senator from January 1980 to January 1995, and was the Senate Majority Leader from 1989 to 1995. From 1995 to 1997, Senator Mitchell served as the Special Advisor to the President of the United States on economic initiatives in Ireland. At the request of the British and Irish Governments, he served as Chairman of the peace negotiations in Northern Ireland. Senator Mitchell is a director of The Walt Disney Company, Federal Express Corporation, Xerox Corporation, UNUM Provident Corp., Casella Waste Systems, Inc. and Staples, Inc. In addition, Senator Mitchell serves as President of the Economic Club of Washington.	Director since April 1999 Trustee since November 1997
Daniel W. Yih (43)	Principal, Portfolio Management, with GTCR Golder Rauner, LLC, a venture capital firm, since March 2000. From June 1995 until March 2000, Mr. Yih was a general partner of Chilmark Partners, L.P., an investment advisory firm. He is a director of US Aggregates, Inc., Comsys, Cardinal Logistics Management, American Sanitary, Inc., AETEA Information Technology, Inc. and InteCap, Inc.	Director since August 1995 Trustee since April 1999
Kneeland C. Youngblood (46)	Managing partner of Pharos Capital Group, L.L.C., a private equity fund focused on technology companies, business service companies and health care companies, since January 1998. From July 1985 to December 1997, he was in private medical practice. He is a director of the American Advantage Funds, a mutual fund company managed by AMR Investments, an investment affiliate of American Airlines.	Director since April 2001 Trustee since April 2001

Name (Age)	Principal Occupation and Business Experience	Service Period

Directors and Trustees Whose Terms Expire at the 2003 Annual Meeting
Jean-Marc Chapus (42)	Group Managing Director and Portfolio Manager of Trust Company of the West, an investment management firm, and President of TCW/ Crescent Mezzanine L.L.C., a private investment fund, since March 1995. Mr. Chapus is a director of MEMC Electrical Materials, Inc. He also serves as a director of several privately held companies, including Magnequench International, Inc. and TCW Asset Management Company.	Director from August 1995 to November 1997; since April 1999 Trustee since November 1997
Thomas O. Ryder (57)	Chairman of the Board and Chief Executive Officer and a Director of The Reader’s Digest Association, Inc. since April 1998. Mr. Ryder was President, American Express Travel Related Services International, a division of American Express Company, which provides travel, financial and network services, from October 1995 to April 1998.	Director since April 2001 Trustee since April 2001
Barry S. Sternlicht (41)	Chairman and Chief Executive Officer of the Company since September 1997 and January 1999, respectively. Mr. Sternlicht has served as Chairman and Chief Executive Officer of the Trust since January 1995. Mr. Sternlicht also has been the President and Chief Executive Officer of Starwood Capital and its predecessor entities since its formation in 1991. Mr. Sternlicht was Chief Executive Officer of iStar Financial, Inc. (“iStar”), a real estate investment firm, from September 1996 to November 1997 and served as the Chairman of the Board of Directors of iStar from September 1996 to April 2000. Mr. Sternlicht has been a Director (or Trustee, as applicable) of iStar since September 1996. Mr. Sternlicht is a member of the Urban Land Institute and of the National Multi-Family Housing Council. Mr. Sternlicht is a member of the Board of Directors of the Juvenile Diabetes Research Foundation and the Council for Christian and Jewish Understanding. He is a member of the Young Presidents Organization and is on the Board of Directors of Junior Achievement for Fairfield County, Connecticut and the Board of Trustees of Thirteen/WNET.	Director since December 1994 Trustee since December 1994
Directors and Trustees Whose Terms Expire at the 2002 Annual Meeting
Charlene Barshefsky (51)	Senior International Partner at the law firm of Wilmer, Cutler & Pickering, Washington, D.C. From April 1996 to January 2001, Ambassador Barshefsky was the United States Trade Representative, the chief trade negotiator and principal trade policy maker for the United States and a member of the President’s Cabinet. Ambassador Barshefsky is a director of The Estee Lauder Companies, Inc., American Express Company and serves on the Corporation Policy Advisory Board of Intel Corporation.	Director since October 2001 Trustee since October 2001

Name (Age)	Principal Occupation and Business Experience	Service Period

Bruce W. Duncan (50)	President of Equity Residential Properties Trust (“EQR”) effective April 8, 2002, the largest publicly traded apartment company in the United States. From April 2000 until March 2002, he was a private investor. From December 1995 until March 2000, Mr. Duncan served as Chairman, President and Chief Executive Officer of The Cadillac Fairview Corporation Limited, a real estate operating company. Mr. Duncan is a trustee of Amresco Capital Trust, a director of EQR and a member of the Partnership Committee of the Rubenstein Company, L.P., a real estate operating company focused on office properties in the mid-atlantic region. In addition, Mr. Duncan is a member and past trustee of the International Council of Shopping Centres.	Director since April 1999 Trustee since August 1995
Stephen R. Quazzo (42)	Managing Director, Chief Executive Officer and co- founder of Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a subsidiary of Equity Group Investments, Inc., a Chicago-based holding company controlled by Samuel Zell. Mr. Quazzo is an advisory board member of City Year Chicago and a trustee of The Latin School of Chicago.	Director since April 1999 Trustee since August 1995
Raymond S. Troubh (75)	Financial Consultant and a former Governor of the American Stock Exchange. He was also a general partner of Lazard Frères & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., Diamond Offshore Drilling, Inc., General American Investors Co., Inc., Gentiva Health Services, Inc., Health Net, Inc., Hercules Incorporated, Triarc Companies, Inc. and WHX Corp. and is a trustee of Petrie Stores Liquidating Trust. Mr. Troubh was appointed to the Enron Corp. board of directors on November 27, 2001 after the events that led to its filing for bankruptcy. Mr. Troubh is one of the co-authors of The Powers Report which investigated these events.	Director since April 1999 Trustee since April 1998

Executive Officers of the Registrants

      The following table includes certain information with respect to each of Starwood’s current executive officers.

Name	Age	Position(s)

Barry S. Sternlicht	41	Chairman, Chief Executive Officer and a Director of the Corporation and Chairman, Chief Executive Officer and a Trustee of the Trust
Robert F. Cotter	50	Chief Operating Officer of the Corporation and a Vice President of the Trust
Ronald C. Brown	47	Executive Vice President and Chief Financial Officer of the Corporation and Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust
Kenneth S. Siegel	46	Executive Vice President, General Counsel and Secretary of the Corporation and Vice President, General Counsel and Secretary of the Trust
David K. Norton	47	Executive Vice President — Human Resources of the Corporation and Vice President — Human Resources of the Trust
Steven R. Goldman	40	Executive Vice President, Acquisitions and Development, of the Corporation and a Vice President of the Trust

      Barry S. Sternlicht. Mr. Sternlicht has been Chairman and Chief Executive Officer of the Corporation since September 1997 and January 1999, respectively. Mr. Sternlicht has served as Chairman and Chief Executive Officer of the Trust since January 1995. Mr. Sternlicht also has been the President and Chief Executive Officer of Starwood Capital and its predecessor entities since its formation in 1991. Mr. Sternlicht was Chief Executive Officer of iStar, a real estate investment firm, from September 1996 to November 1997 and served as the Chairman of the Board of Directors (previously the Board of Trustees) of iStar from September 1996 to April 2000. Mr. Sternlicht has been a Director (or Trustee, as applicable) of iStar since September 1996.

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

      Kenneth S. Siegel. Mr. Siegel has been the Executive Vice President and General Counsel of the Corporation and Vice President and General Counsel of the Trust since November 2000. In February 2001, he was also appointed as the Secretary to both the Corporation and the Trust. Mr. Siegel was formerly the Senior Vice President and General Counsel of Gartner, Inc., a provider of research and analysis on information technology industries, from January 2000 to November 2000. Prior to that time, he served as Senior Vice President, General Counsel and Corporate Secretary of IMS Health Incorporated, an information services company, and its predecessors from February 1997 to December 1999. Prior to that time, Mr. Siegel was a Partner at Baker & Botts, LLP.

      David K. Norton. Mr. Norton has been the Executive Vice President–Human Resources of the Corporation and Vice President–Human Resources of the Trust since May 2000. Prior to joining the Company, Mr. Norton held various positions with PepsiCo, Inc. from September 1990 to April 2000 including

Senior Vice President, Human Resources, of Frito-Lay, a division of PepsiCo, from November 1995 to April 2000 and Senior Vice President, Human Resources, of PepsiCo Food Systems from December 1994 to October 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Directors and executive officers of the Company, and persons who own more than 10 percent of the outstanding Shares, file with the SEC (and provide a copy to the Company) certain reports relating to their ownership of Shares and other equity securities of the Company.

      To the Company’s knowledge, based solely on a review of the copies of these reports furnished to the Company for the fiscal year ended December 31, 2001, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its Directors, executive officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year.

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

Item 13.     Certain Relationships and Related Transactions.

Policies of the Board of Directors of the Corporation and the Board of Trustees of the Trust

      The policy of the Board of Directors of the Corporation and the Board of Trustees of the Trust provides that any contract or transaction between the Corporation or the Trust, as the case may be, and any other entity in which one or more of its Directors, Trustees or officers are directors or officers, or have a financial interest, must be approved or ratified by the Governance Committee (which is comprised of Senator Mitchell and Messrs. Ryder and Youngblood) or by a majority of the disinterested Directors or Trustees in either case after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them.

Starwood Capital

      General. Barry S. Sternlicht, Chairman, Chief Executive Officer and a Director of the Corporation, and Chairman, Chief Executive Officer and a Trustee of the Trust, controls and has been the President and Chief Executive Officer of Starwood Capital since its formation in 1991. Prior to joining Starwood in 1995, Steven R. Goldman was an employee of Starwood Capital, and he continues to own an interest in a portfolio investment of Starwood Capital.

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

      Starwood Capital Noncompete. In connection with a restructuring of the Company in 1995, Starwood Capital agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, neither Starwood Capital nor any of its affiliates is permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties owned or managed by the Company, including the Westin Innisbrook Resort (the “Innisbrook Resort”), the Westin Mission Hills Resort and the Turnberry Hotel, were opportunities brought to the Company or its predecessors by Starwood Capital. With the approval in each case of the Audit Committee of the Board of Directors of the Corporation and the Board of Trustees of the Trust, from time to time the Company has waived the restrictions of the Starwood Capital Noncompete in whole or in part with respect to particular acquisition opportunities in which the Company had no interest.

      Portfolio Investments. An affiliate of Starwood Capital holds an approximately 25% non-controlling interest in Troon Golf (“Troon”), a golf course management company that currently manages over 100 high-end golf courses. Mr. Sternlicht’s indirect interest in Troon held through such affiliate is approximately 12%. Troon is the largest third-party manager of golf courses in the United States. In 2001, Troon managed thirteen golf courses at resorts owned or managed by the Company. The Company paid Troon a total of $911,000 ($432,000 of which represents management fees and payments for other services and $479,000 of which represents reimbursement of expenses), $1,003,000 ($458,000 of which represents management fees and payments for other services and $545,000 of which represents reimbursement of expenses) and $950,000 ($454,000 of which represents management fees and payments for other services and $496,000 of which represents reimbursement of expenses) in 2001, 2000 and 1999, respectively, for the golf courses at the two resorts owned by the Company. In January 2002, after extensive review of alternatives and with the unanimous approval of the Governance Committee, the Company entered into a Master Agreement with Troon covering the United States and Canada whereby the Company has agreed to have Troon manage all courses in the United States and Canada that are owned by the Company and to use reasonable efforts to have Troon manage courses at resorts that the Company manages and franchises. The Company believes that the terms of the Troon agreement are at or better than market terms. Mr. Sternlicht did not participate in the negotiations or the approval of the Troon Master Agreement.

      An entity in which Mr. Sternlicht has a 38% interest owned the common area of the Sheraton Tamarron Resort, which the Company managed until December 2001. As of the date of this filing, management fees earned and paid were $197,000, $219,000 and $240,000 relating to 2001, 2000 and 1999, respectively. In addition, approximately $620,000 of reimbursable expenses were also paid. The Company has outstanding receivables of approximately $314,000, which arose as a result of the termination of the Tamarron management agreement. The Company believes that the terms of the Tamarron agreement were at or better than market terms.

      In addition, a subsidiary of Starwood Capital is a general partner of a limited partnership which owns approximately 45% in an entity that manages over 40 health clubs, including one health club and spa space in a hotel owned by the Company. In 2001, the Company paid approximately $84,000 to the management company for such management. The Company believes that the terms of the management agreement are at or better than market terms.

      Other Management-Related Investments. Mr. Sternlicht has a 38% interest in an entity (the “Innisbrook Entity”) that owns the common area facilities and certain undeveloped land (but not the hotel) at the Innisbrook Resort. In May 1997, the Innisbrook Entity entered into a management agreement for the Innisbrook Resort with Westin, which was then a privately held company partly owned by Starwood Capital and Goldman, Sachs & Co. When the Company acquired Westin in January 1998, it acquired Westin’s rights and obligations under the management and other related agreements. Under these agreements, the hotel manager was obligated to loan up to $12.5 million to the owner in the event certain performance levels were not achieved. Management fees earned under these agreements were $716,000, $885,000 and $907,000 in 2001, 2000 and 1999, respectively. The Innisbrook Entity, the Company and other lenders are currently in discussions regarding the terms and timing of payments owed to the Company and such other lenders. The discussions relate to approximately $9 million in loans by the Company which funded resort operations and approximately $5 million of deferred management fees and reimbursable expenses as well as amounts owed by the Innisbrook Entity to other parties. Any settlement of this matter would be subject to the approval of the Governance Committee.

      Aircraft Lease. In February 1998, the Company leased a Gulfstream III Aircraft from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use. Payments to Star Flight LLC were $1,682,000, $840,000 and $910,000 in 2001, 2000 and 1999, respectively.

Other

      Starwood has made non-interest-bearing loans to Steven R. Goldman, Executive Vice President, Acquisitions and Development, and Ronald C. Brown, Executive Vice President and Chief Financial Officer, during 1999 and to David K. Norton, Executive Vice President of Human Resources, during 2000. Each of these loans was made in connection with such executive’s employment and is secured by a second mortgage on such executive’s home. These loans had initial principal amounts of $525,000, $600,000 and $500,000, respectively. The loans to Messrs. Goldman and Norton are currently outstanding. These loans are due five years from the date of issuance or, generally, upon the individual’s termination. The loan made to Mr. Brown was repaid in 2001.

      In 2001, Starwood retained the law firm Verner, Liipfert, Bernhard, McPherson and Hand, of which Senator George J. Mitchell, a Director of the Corporation and Trustee of the Trust, serves as Chairman. We expect that this firm will continue to provide services to the Company in 2002.

PART IV

Item 14.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as a part of this Joint Annual Report:

1.	The financial statements and financial statement schedules listed in the Index to Financial Statements and Schedules following the signature pages hereof.

      2.     Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/ A dated December 18, 1997).
2.4	Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. (“Chess”) and ITT Corporation (incorporated by reference to Exhibit 2.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 13, 1997).
2.5	Agreement and Plan of Restructuring, dated as of September 16, 1998, and amended as of November 30, 1998, among the Corporation, ST Acquisition Trust (“ST Trust”) and the Trust (incorporated by reference to Annex A to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”)).
2.6	Form of Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated as of January 6, 1999 (incorporated by reference to Exhibit 1 to the Trust’s Registration Statement on Form 8-A filed on December 21, 1998 (the “Trust Form 8-A”), except that the following changes were made on January 6, 1999, upon the filing by the Trust and ST Trust of the Articles of Merger of ST Trust into the Trust (the “Articles of Merger”) with, and the acceptance thereof for record by, the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”): Section 6.14 specifies January 6, 1999 as the date of the Intercompany Agreement; Section 6.19.1 specifies January 6, 1999 as the date of the acceptance for record by the SDAT of the Articles of Merger; and the definition of “Intercompany Agreement” in Section 6.19.2 specifies January 6, 1999 as the date of the Intercompany Agreement).

Exhibit
Number	Description of Exhibit

3.2	Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 26, 1999 (incorporated by reference to Exhibit 3.2 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the Form 10-K/ A filed May 17, 1999 (as so amended, the “1998 Form 10-K”)).
3.3	Bylaws of the Trust, as amended through April 16, 1999 (incorporated by reference to Exhibit 3.3 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10-Q1”)).
3.4	Bylaws of the Corporation, as amended through March 15, 1999 (incorporated by reference to Exhibit 3 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K dated March 15, 1999 (the “March 15 Form 8-K”)).
4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and the Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4	Employment Agreement, dated May 24, 1999, between the Corporation and Ronald C. Brown. (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).(1)
10.5	Employment Agreement, dated March 25, 1998, between the Trust and Steven R. Goldman (incorporated by reference to Exhibit 10.11 to the 1997 Form 10-K).(1)
10.6	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement).(1)
10.7	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)

Exhibit
Number	Description of Exhibit

10.8	Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the “1986 Form 10-K”)).(1)
10.9	Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(1)
10.10	Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(1)
10.11	Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K).(1)
10.12	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.7 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).(1)
10.13	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.8 to the 1995 Form 10-K).(1)
10.14	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the “1997 Form 10-Q2”)).(1)
10.15	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q2).(1)
10.16	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K).
10.17	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.18	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.19	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.20	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.21	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.22	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.23	Credit Agreement, dated as of September 10, 1997, between Realty Partnership and the Trust and Bankers Trust Company (“BTC”), Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (“Lehman Capital”), BankBoston, N.A., and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as amended by the Form 10-Q/ A dated November 10, 1997).
10.24	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.25	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.26	Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).
10.27	Credit Agreement, dated as of February 23, 1998, among the Trust, Realty Partnership, the Corporation, Chess (and ITT Corporation as its successor by merger), certain additional borrowers, various lenders, BTC and The Chase Manhattan Bank (“Chase Bank”), as Administrative Agents, and Lehman Commercial Paper Inc. (“Lehman Paper”) and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated February 23, 1998 (the “ITT Form 8-K”)).
10.28	First Amendment to the Credit Agreement, dated as of March 3, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents, and the new lenders (incorporated by reference to Exhibit 10.2 to the ITT Form 8-K).
10.29	Second Amendment to the Credit Agreement, dated as of April 30, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the “1998 Form 10-Q2”)).
10.30	Third Amendment to the Credit Agreement, dated as of June 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.3 to the 1998 Form 10-Q2).
10.31	Fourth Amendment to the Credit Agreement, dated as of July 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q2).
10.32	Fifth Amendment to the Credit Agreement, dated as of August 26, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-Q3).
10.33	Sixth Amendment to the Credit Agreement, dated as of December 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.50 to the 1998 Form 10-K).

Exhibit
Number	Description of Exhibit

10.34	Seventh Amendment to the Credit Agreement, dated as of February 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.51 to the 1998 Form 10-K).
10.35	Eighth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of July 2, 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as amended by the Form 10-Q/ A filed November 16, 1999 (as so amended, the “1999 Form 10-Q3”)).
10.36	Ninth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of September 20, 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-Q3).
10.37	Tenth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of June 12, 2000, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.43 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).
10.38	Eleventh Amendment to the Credit Agreement, dated as of November 20, 2001, among the Trust, Realty Partnership, the Corporation, Sheraton Holding, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed December 4, 2001).
10.39	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of BTC as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.40	Second Amended and Restated Senior Secured Note Agreement, dated December 30, 1999, among the Corporation, the Trust, the guarantors listed therein, the lenders listed therein, Lehman Paper, as Arranger and Administrative Agent, and Alex Brown and Chase Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).
10.41	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.42	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.43	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.44	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Capital (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.45	Aircraft Dry Lease Agreement, entered into as of February 6, 1998, between Star Flight, L.L.C. and ITT Flight Operation, Inc., as amended by First Amendment thereto, dated as of August 25, 1998 (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q3).
10.46	Form of Severance Agreement, dated December 1999, between the Corporation and each of Barry S. Sternlicht, Ronald C. Brown and Steve R. Goldman (incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K).(1)
10.47	Amended and Restated Employment Agreement, effective as of January 1, 2000, between Barry S. Sternlicht and the Company (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000). (1)
10.48	Employment Agreement, dated as of April 7, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).(1)
10.49	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).(1)
10.50	Form of Severance Agreement, dated as of August 14, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.56 to the 2000 Form 10-K).(1)
10.51	Employment Agreement, dated as of September 25, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.57 to the 2000 Form 10-K).(1)
10.52	Form of Severance Agreement, dated as of September 26, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K).(1)
10.53	Form of Severance Agreement, dated as of June 9, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K).(1)
10.54	Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Sheraton Desert Inn Corporation, Sheraton Tunica Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q1).
10.55	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.56	Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q2).(1)
10.57	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.58	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).(1)
10.59	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, Guarantors and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the 2001 Form 10-Q2).
10.60	Registration Rights Agreement, dated as of May 25, 2001, among the Corporation and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Form 10-Q2).

Exhibit
Number	Description of Exhibit

12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Arthur Andersen LLP.(2)
99.1	Letter from Starwood Hotels & Resorts Worldwide, Inc. related to Arthur Andersen LLP.(2)
99.2	Letter from Starwood Hotel & Resorts related to Arthur Andersen LLP.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.

(b)	Reports on Form 8-K.

      During the fourth quarter of 2001, Starwood filed a Joint Current Report on Form 8-K dated November 20, 2001, reporting under Items 5 and 7 the amendment of its Senior Credit Facility. In addition, the Company reported that it will shift from a quarterly dividend to an annual dividend beginning in 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

By:	/s/ RONALD C. BROWN

Ronald C. Brown
Executive Vice President and
Chief Financial Officer

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY S. STERNLICHT Barry S. Sternlicht	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ RONALD C. BROWN Ronald C. Brown	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ CHARLENE BARSHEFSKY Charlene Barshefsky	Director	March 27, 2002

/s/ JEAN-MARC CHAPUS Jean-Marc Chapus	Director	March 27, 2002

/s/ BRUCE W. DUNCAN Bruce W. Duncan	Director	March 27, 2002

/s/ ERIC HIPPEAU Eric Hippeau	Director	March 27, 2002

/s/ GEORGE J. MITCHELL George J. Mitchell	Director	March 27, 2002

/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Director	March 27, 2002

/s/ THOMAS O. RYDER Thomas O. Ryder	Director	March 27, 2002

Signature	Title	Date

/s/ RAYMOND S. TROUBH Raymond S. Troubh	Director	March 27, 2002

/s/ DANIEL W. YIH Daniel W. Yih	Director	March 27, 2002

/s/ KNEELAND C. YOUNGBLOOD Kneeland C. Youngblood	Director	March 27, 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS

By:	/s/ RONALD C. BROWN

Ronald C. Brown
Vice President, Chief Financial Officer
and Chief Accounting Officer

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY S. STERNLICHT Barry S. Sternlicht	Chairman, Chief Executive Officer and Trustee (Principal Executive Officer)	March 27, 2002

/s/ RONALD C. BROWN Ronald C. Brown	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ CHARLENE BARSHEFSKY Charlene Barshefsky	Trustee	March 27, 2002

/s/ JEAN-MARC CHAPUS Jean-Marc Chapus	Trustee	March 27, 2002

/s/ BRUCE W. DUNCAN Bruce W. Duncan	Trustee	March 27, 2002

/s/ ERIC HIPPEAU Eric Hippeau	Trustee	March 27, 2002

/s/ GEORGE J. MITCHELL George J. Mitchell	Trustee	March 27, 2002

/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Trustee	March 27, 2002

/s/ THOMAS O. RYDER Thomas O. Ryder	Trustee	March 27, 2002

Signature	Title	Date

/s/ RAYMOND S. TROUBH Raymond S. Troubh	Trustee	March 27, 2002

/s/ DANIEL W. YIH Daniel W. Yih	Trustee	March 27, 2002

/s/ KNEELAND C. YOUNGBLOOD Kneeland C. Youngblood	Trustee	March 27, 2002

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts:

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (a Maryland corporation) and its subsidiaries (the “Company”) and Starwood Hotels & Resorts (a Maryland real estate investment trust) and its subsidiaries (the “Trust”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, equity and cash flows of the Company for each of the three years in the period ended December 31, 2001 and the consolidated statements of income and cash flows of the Trust for each of the three years in the period ended December 31, 2001 as set forth in the accompanying Index to Financial Statements and Schedules. These financial statements and schedules are the responsibility of the Company’s and Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and the Trust as of December 31, 2001 and 2000, and the results of the Company’s and the Trust’s operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York

January 30, 2002

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$157	$189
Accounts receivable, net of allowance for doubtful accounts of $48 and $45	432	538
Inventories	219	238
Prepaid expenses and other	89	120

Total current assets	897	1,085
Investments	400	412
Plant, property and equipment, net	7,835	7,889
Goodwill and intangible assets, net	2,825	2,881
Other assets	504	430

	$12,461	$12,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$332	$585
Accounts payable	225	186
Accrued expenses	556	584
Accrued salaries, wages and benefits	154	164
Accrued taxes and other	320	326

Total current liabilities	1,587	1,845
Long-term debt	5,227	4,957
Deferred income taxes	1,314	1,444
Other liabilities	494	435

	8,622	8,681

Minority interest	41	48

Class B exchangeable preferred shares of the Trust, at redemption value of $38.50	42	117

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 549,951 and 609,576 shares at December 31, 2001 and 2000, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 197,718,872 and 194,485,448 shares at December 31, 2001 and 2000, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 197,718,872 and 194,485,448 shares at December 31, 2001 and 2000, respectively	2	2
Additional paid-in capital	4,861	4,796
Deferred compensation	(16)	(4)
Accumulated other comprehensive income	(484)	(353)
Accumulated deficit	(609)	(592)

Total stockholders’ equity	3,756	3,851

	$12,461	$12,697

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per Share data)

	Year Ended December 31,

	2001	2000	1999

Revenues
Owned, leased and consolidated joint venture hotels	$3,343	$3,659	$3,391
Other hotel and leisure	624	686	438

	3,967	4,345	3,829

Costs and Expenses
Owned, leased and consolidated joint venture hotels	2,365	2,433	2,313
Selling, general, administrative and other	411	403	220
Restructuring and other special charges	50	—	3
Depreciation	433	391	370
Amortization	93	90	82

	3,352	3,317	2,988

Operating income	615	1,028	841
Interest expense, net of interest income of $11, $19 and $16.	(358)	(420)	(484)
Gain (loss) on asset dispositions, net, and asset impairments	(57)	2	191
Miscellaneous expense	—	—	(15)

	200	610	533
Income tax expense	(46)	(201)	(1,076)
Minority equity in net income	(3)	(8)	(95)

Income (loss) from continuing operations	151	401	(638)
Discontinued operations:
Gain (loss) on dispositions, net of tax and minority interest of $0, $2 and $125	—	5	(71)
Extraordinary item, net of tax	(6)	(3)	(32)

Net income (loss)	$145	$403	$(741)

Earnings (Loss) Per Share — Basic
Continuing operations	$0.75	$1.99	$(3.41)
Discontinued operations	—	0.02	(0.38)
Extraordinary item	(0.03)	(0.01)	(0.17)

Net income (loss)	$0.72	$2.00	$(3.96)

Earnings (Loss) Per Share — Diluted
Continuing operations	$0.73	$1.96	$(3.41)
Discontinued operations	—	0.02	(0.38)
Extraordinary item	(0.03)	(0.01)	(0.17)

Net income (loss)	$0.70	$1.97	$(3.96)

Weighted average number of Shares	201	202	189

Weighted average number of Shares assuming dilution	206	205	189

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,

	2001	2000	1999

Net income (loss)	$145	$403	$(741)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments —
Foreign currency translation arising during the period	(106)	(104)	(128)
Reclassification adjustment for losses included in net income (loss)	—	—	1
Minimum pension liability adjustment	(5)	—	—
Unrealized gains (losses) on securities, net —
Unrealized holding gains (losses) arising during the period	1	(11)	9
Derivative instruments, net —
Change in fair value of derivative instruments	(21)	—	—

	(131)	(115)	(118)

Comprehensive income (loss)	$14	$288	$(859)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Forward Equity									Accumulated	Retained
	Contracts	Class B EPS		Class A EPS		Shares		Additional		Other	Earnings
	and Equity							Paid-in	Deferred	Comprehensive	(Accumulated
	Put Options	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income(a)	Deficit)

Balance at December 31, 1998	$32	4	$149	4	$—	176	$4	$4,571	$(1)	$(120)	$2
Net loss	—	—	—	—	—	—	—	—	—	—	(741)
Stock option and restricted stock award transactions, net	—	—	—	—	—	1	—	12	(4)	—	—
Issuance of equity put options	19	—	—	—	—	—	—	(13)	—	—	—
Settlement of equity put options	(32)	—	—	—	—	—	—	17	—	—	—
Share repurchases	—	—	—	—	—	(3)	—	(64)	—	—	—
Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—	(13)	—	—	5	—	14	—	—	—
SVO acquisition	—	—	—	—	—	10	—	248	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	(127)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—	9	—
Dividends declared	—	—	—	—	—	—	—	—	—	—	(117)

Balance at December 31, 1999	19	4	136	4	—	189	4	4,785	(5)	(238)	(856)
Net income	—	—	—	—	—	—	—	—	—	—	403
Stock option and restricted stock award transactions, net	—	—	—	—	—	2	—	47	1	—	—
Settlement of equity put options	(19)	—	—	—	—	—	—	13	—	—	—
Share repurchases	—	—	—	—	—	(3)	—	(69)	—	—	—
Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(1)	(19)	(3)	—	6	—	20	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	(104)	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	—	(11)	—
Dividends declared	—	—	—	—	—	—	—	—	—	—	(139)

Balance at December 31, 2000	—	3	117	1	—	194	4	4,796	(4)	(353)	(592)
Net income	—	—	—	—	—	—	—	—	—	—	145
Stock option and restricted stock award transactions, net	—	—	—	—	—	3	—	86	(12)	—	—
Share repurchases	—	—	—	—	—	(3)	—	(96)	—	—	—
Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(2)	(75)	—	—	4	—	75	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	(106)	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	(5)	—
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	(21)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—	1	—
Dividends declared	—	—	—	—	—	—	—	—	—	—	(162)

Balance at December 31, 2001	$—	1	$42	1	$—	198	$4	$4,861	$(16)	$(484)	$(609)

(a)	As of December 31, 2001, this balance is comprised of $457 million of cumulative translation adjustments, $21 million of cumulative unrealized losses on derivative instruments, $1 million of cumulative unrealized losses on securities and $5 million of cumulative minimum pension liability adjustment.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2001	2000	1999

Operating Activities
Net income (loss)	$145	$403	$(741)
Exclude:
Discontinued operations, net	—	(5)	71
Extraordinary item, net	6	3	32

Income (loss) from continuing operations	151	401	(638)
Adjustments to income (loss) from continuing operations:
Depreciation and amortization	526	481	452
Amortization of deferred loan costs	15	11	16
Amortization of hedge premiums	2	—	—
Non-cash portion of restructuring and other special charges	34	—	7
Non-cash foreign currency loss (gain)	(27)	7	(3)
Non-cash portion of Reorganization	—	—	936
Provision for doubtful accounts	14	19	9
Minority equity in net income	3	8	95
Equity income, net of dividends received	14	13	(6)
Loss (gain) on asset dispositions, net, and asset impairments	57	(2)	(191)
Changes in working capital:
Accounts receivable	98	(13)	7
Inventories	6	(63)	(17)
Accounts payable	34	(16)	37
Accrued expenses	(23)	(37)	(6)
Accrued and deferred income taxes	(87)	22	8
Other, net	(56)	21	(135)

Cash from continuing operations	761	852	571
Cash from (used for) discontinued operations	—	3	(114)

Cash from operating activities	761	855	457

Investing Activities
Purchases of plant, property and equipment	(477)	(544)	(521)
Proceeds from asset sales, net	39	261	3,853
Issuance/ collection of notes receivable, net	(23)	(12)	78
Acquisitions, net of acquired cash	(51)	(284)	(111)
Investments	(77)	(45)	(107)
Other, net	(32)	(35)	(20)

Cash from (used for) investing activities	(621)	(659)	3,172

Financing Activities
Revolving credit facility and short-term borrowings, net	(244)	547	(620)
Long-term debt issued	1,048	231	681
Long-term debt repaid	(743)	(1,015)	(3,165)
Settlement of forward equity contracts	—	(6)	(16)
Dividends paid	(156)	(134)	(116)
Share repurchases	(96)	(69)	(64)
Other, net	22	26	(35)

Cash used for financing activities	(169)	(420)	(3,335)

Exchange rate effect on cash and cash equivalents	(3)	(23)	(15)

Increase (decrease) in cash and cash equivalents	(32)	(247)	279
Cash and cash equivalents — beginning of period	189	436	157

Cash and cash equivalents — end of period	$157	$189	$436

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$360	$403	$651

Income taxes, net of refunds	$141	$179	$132

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$3	$9
Receivable, Corporation	35	34
Prepaid expenses and other	1	4

Total current assets	39	47
Investments, Corporation	848	848
Investments	30	35
Plant, property and equipment, net	4,201	4,260
Long-term receivables, Corporation, net	1,619	1,604
Goodwill and intangible assets, net	233	239
Other assets	14	15

	$6,984	$7,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$36	$35
Accounts payable	7	5
Accrued expenses	64	57

Total current liabilities	107	97
Long-term debt	447	483

	554	580

Minority interest	31	39

Class B exchangeable preferred shares, at redemption value of $38.50	42	117

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 549,951 and 609,576 shares at December 31, 2001 and 2000, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at December 31, 2001 and 2000.	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 197,718,872 and 194,485,448 shares at December 31, 2001 and 2000, respectively	2	2
Additional paid-in capital	7,703	7,630
Accumulated deficit	(1,348)	(1,320)

Total stockholders’ equity	6,357	6,312

	$6,984	$7,048

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,

	2001	2000	1999

Revenues
Unconsolidated joint ventures and other	$3	$3	$4
Rent and interest, Corporation	633	692	787

	636	695	791

Costs and Expenses
Selling, general and administrative	3	3	5
Depreciation	206	183	169
Amortization	6	7	6

	215	193	180

	421	502	611
Interest expense, net of interest income of $0 in all periods	(37)	(39)	(47)
Gain (loss) on asset dispositions, net, and asset impairments	(3)	1	(137)
Income tax expense	(4)	(1)	(2)
Minority equity in net income	(1)	(3)	(2)

Net income	$376	$460	$423

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2001	2000	1999

Operating Activities
Net income	$376	$460	$423
Adjustments to net income:
Depreciation and amortization	212	190	175
Minority equity in net income	1	3	2
Equity income, net of dividends received	3	3	1
Loss (gain) on asset dispositions, net, and asset impairments	3	(1)	137
Changes in working capital:
Receivable, Corporation	(1)	—	2
Accounts payable	2	—	(2)
Accrued expenses	2	(14)	33
Other, net	4	—	1

Cash from operating activities	602	641	772

Investing Activities
Purchases of plant, property and equipment	(169)	(204)	(271)
Proceeds from asset sales, net	21	54	126
Acquisitions, net of acquired cash	(6)	—	—
Investments	—	(1)	(6)
Collections on notes receivable	—	—	56
Long-term receivables, Corporation	(10)	73	60
Other, net	—	10	(1)

Cash used for investing activities	(164)	(68)	(36)

Financing Activities
Revolving credit facility and short-term borrowings, net	—	—	(421)
Long-term debt issued	—	23	291
Long-term debt repaid	(35)	(106)	(7)
Dividends paid	(156)	(134)	(116)
Dividends paid to Corporation	(243)	(338)	(470)
Share repurchases	(14)	—	—
Other, net	4	(10)	(24)

Cash used for financing activities	(444)	(565)	(747)

Increase (decrease) in cash and cash equivalents	(6)	8	(11)
Cash and cash equivalents — beginning of period	9	1	12

Cash and cash equivalents — end of period	$3	$9	$1

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$37	$35	$36

Income taxes	$4	$1	$2

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

      The accompanying consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations/income, comprehensive income, equity and cash flows for the years ended December 31, 2001, 2000 and 1999 represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation and its subsidiaries (“Sheraton Holding”) (formerly ITT Corporation) and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and, together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

      In the first quarter of 1998, Starwood completed two major transactions: the acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) (the “Westin Merger”) and the acquisition of ITT Corporation (the “ITT Merger”), currently Sheraton Holding, and as a result is one of the largest hotel companies in the world and the Trust is one of the largest real estate investment trusts (“REITs”) in the United States. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of more than 700 full-service hotels as well as vacation ownership resorts primarily serving two markets: luxury and upscale. The Company’s hotel operations are represented in nearly every major world market.

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

      During 1998, Congress enacted tax legislation that had the effect of eliminating the grandfathering for certain interests in real property acquired after March 26, 1998 by a formation of a “paired share REIT.” In response to this legislation, a reorganization of the Corporation and the Trust (the “Reorganization”) was proposed by the Company and was approved by the Corporation and Trust shareholders on January 6, 1999. As a result of the Reorganization, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding shares of the new Class A shares of beneficial interest in the Trust (“Class A Shares”). Each outstanding Trust Share was converted into one share of the new non-voting Class B shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share. The Reorganization was accounted for as a reorganization of two companies under common control. As such, there was no revaluation of the assets and liabilities of the combining companies. Unless otherwise stated herein, all information with respect to Shares refers to Shares on or since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of December 31, 2001, an aggregate 97.8% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.1% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of December 31, 2001. The units of the Partnerships (“LP Units”) held by the limited

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At December 31, 2001, there were approximately 5.9 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

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

      Equity in earnings of unconsolidated subsidiaries accounted for on the equity basis was $20 million, $37 million and $32 million in 2001, 2000 and 1999, respectively, and is included in hotel and leisure revenues in the accompanying consolidated financial statements.

      The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment, which is dependent on the performance of the companies or ventures in which the Company has invested, as well as the volatility inherent in external markets for these types of investments.

      In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record impairment charges. Thus, the carrying value of other investments approximates fair value based on market prices and the value of the underlying collateral.

      Plant, Property and Equipment. Plant, property and equipment, including capitalized interest of $7 million, $3 million and $8 million in 2001, 2000 and 1999, respectively, applicable to major project expenditures, are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; and the lesser of the lease term or 40 years for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the hotel assets sold are insignificant.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company evaluates the carrying value of each of the Company’s assets for impairment. For assets in use, the expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of such assets. If, in management’s opinion, the fair value of the assets which have been identified for sale is less than the net book value of the assets, the carrying value of the assets is reduced to fair value. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

      Goodwill and Intangible Assets. Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts, and are amortized using the straight-line method over the useful life of the asset. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this guidance, the Company will cease amortizing goodwill and intangible assets with indefinite lives. Intangible assets with finite lives will continue to amortize on a straight-line basis over their respective useful lives. The Company will also review all goodwill and intangible assets for impairment by comparisons of fair value to book value annually, or upon the occurrence of a trigger event. Impairments will be recognized in operating results. In connection with the adoption of this standard, the Company has completed its initial recoverability test on goodwill and intangible assets, which did not result in any impairment write-downs. Estimates based on existing goodwill and intangible assets indicate that adoption will result in an annual increase in net income of approximately $64 million in 2002.

      Frequent Guest Program. Starwood Preferred Guest® (“SPG”) is the Company’s frequent guest incentive marketing program. SPG members earn points based on their spending at the Company’s properties and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines. Points can be redeemed at most Company owned, leased, managed and franchised properties; however, points cannot be redeemed for cash.

      SPG is provided as a marketing program to the Company’s properties. The cost of operating the program, including the estimated cost of award redemption, is charged to properties based on members’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

      The Company, through the services of third-party actuarial analysts, determines the fair value of the future redemption obligation based on statistical formulas which project timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These factors determine the required liability for outstanding points. The Company’s management and franchise agreements require that the Company be reimbursed currently for the costs of operating the program, including marketing, promotion, communications with, and performing member services for the SPG members. Actual expenditures for SPG may differ from the actuarially determined liability.

      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of December 31, 2001 and 2000 is $159 million and $137 million, respectively.

      Derivative Financial Instruments. Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which established new accounting

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

rules and disclosure requirements for most derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, resulted in an initial reduction of other comprehensive income of approximately $6.2 million but did not impact earnings. The Company enters into interest rate swap agreements to manage interest rate exposure. The net settlements to be paid or received under these agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. The related fair value of the swaps is included in other liabilities or assets.

      The Company enters into foreign currency forward contracts and foreign currency swaps as a means of hedging exposure to foreign currency fluctuations. All foreign currency forward contracts have an inverse correlation to the hedged items and are designated as, and considered effective as, hedges of the underlying assets or liabilities. Changes in the value of the derivative instruments designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as the classification of the changes in the underlying assets and liabilities. Discounts or premiums related to the contracts are recognized in income over the life of the contract.

      The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

      Foreign Currency Translation. Balance sheet accounts are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign currency translation and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included as a separate component of stockholders’ equity. Gains and losses from foreign currency translation of intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a gain (loss) of $27 million, $(7) million and $3 million in 2001, 2000 and 1999, respectively. The $27 million gain in 2001 includes a $24 million gain recorded in selling, general, administrative and other expenses related to the translation of U.S. dollar intercompany receivables in Argentina as a result of the devaluation of the Argentine Peso. Gains and losses from foreign currency transactions are reported currently in costs and expenses and were insignificant for all periods presented.

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

      The Trust has elected to be treated as a REIT under the provisions of the Code. As a result, the Trust is not subject to federal income tax on its taxable income at corporate rates provided it distributes annually all of its taxable income to its shareholders and complies with certain other requirements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Year Ended December 31,

	2001			2000			1999(c)

	Earnings	Shares	Per Share	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income (loss) from continuing operations	$151			$401			$(638)
Dividends on Class A EPS(a) and Class B EPS(b)	—			—			(5)

Basic earnings (loss)	151	201	$0.75	401	202	$1.99	(643)	189	$(3.41)
Effect of dilutive securities:
Employee stock options	—	5		—	3		—	—
Class A EPS and Class B EPS	—	—		—	—		—	—

Diluted earnings (loss)	$151	206	$0.73	$401	205	$1.96	$(643)	189	$(3.41)

(a)	Class A Exchangeable Preferred Shares.

(b)	Class B Exchangeable Preferred Shares.

(c)	For the period ended December 31, 1999, 8 million Class A and B EPS and 1 million stock options were excluded from the computations of diluted earnings per Share as the effects were antidilutive.

     In April 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share.” EITF Topic No. D-95 clarifies SFAS No. 128, “Earnings Per Share,” as it relates to convertible securities that participate in the Company’s dividends. The EITF Topic notes that these securities should be included in the computation of basic earnings per share, if dilutive. Prior to the adoption of this Topic, the Company included these securities (Class A and B EPS) in the computation of diluted earnings per share. Prior periods affected by this EITF Topic have been restated. The adoption of this Topic had no effect on diluted earnings per share.

      Revenue Recognition. The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; and (4) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel and leisure operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis, The Luxury Collection, Sheraton, Westin, W and Four Points by Sheraton. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin and Four Points by Sheraton brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

when earned in accordance with the terms of the contract. For any time during the year, incentive fees are recognized for the fees due as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee. Management and franchise fees are recognized in other hotel and leisure revenues in the consolidated statements of operations.

•	Vacation Ownership — The Company recognizes revenue from VOI sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes sales when a minimum of 10% of the purchase price for the VOI has been received, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. Vacation ownership revenues are recognized in other hotel and leisure revenues in the consolidated statements of operations.

      Self-Insurance. Through its captive insurance company, the Company provides insurance coverage for workers’ compensation, property and general liability claims arising at hotel properties owned or managed by the Company through policies written directly and through assumed reinsurance arrangements. Estimated insurance claims payable represent outstanding claims and those estimated to have been incurred but not reported based upon historical loss experience. Actual costs may vary from estimates based on trends of losses for filed claims and claims estimated to be incurred but not yet filed. Estimated costs of these self-insurance programs are accrued, based on the analysis of third-party actuaries.

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

      Impact of Recently Issued Accounting Standards. In response to a FASB staff announcement in November 2001, the Company is in the process of reviewing the reporting of the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees. The Company expects to record the reimbursements received as revenues and the costs incurred on behalf of managed hotel property owners and franchisees as expenses commencing in the first quarter of 2002. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Although the Company is in the process of summarizing such amounts, it estimates that revenues and expenses would have been between $700 million and $900 million higher had the change been made in 2001. The impact on years prior to 2001 is still being accumulated since such information is not readily determinable from the Company’s existing financial reporting systems. Upon application of this staff announcement, comparative financial statements for prior periods will be reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance will have no effect on the operating income, total or per Share net income, cash flows or financial position of the Company.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The new rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and became effective January 1, 2002. The new rules provide a single

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. This statement also modifies accounting and disclosure requirements for discontinued operations. The adoption of SFAS No. 144 is not anticipated to have a material impact on the Company.

Note 3.     Acquisitions

      Acquisition of Sheraton Centre Toronto. In April 2001, the Company completed the acquisition of the remaining 50% interest not previously owned by the Company in the 1,377-room Sheraton Centre Toronto for $75 million Canadian dollars (approximately U.S. $48 million based on exchange rates at the time). The Company accounted for the acquisition as a step acquisition in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” The results of the acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

      Acquisition of Royal Orchid Hotel. In April 2001, the Company completed the acquisition of 44% of an entity which owns the Royal Orchid Hotel in Bangkok, Thailand for $27 million.

      Acquisition of CIGA S.p.A. In June 2000, the Company completed the acquisition of the minority ownership interest of CIGA S.p.A. (“CIGA”) not previously owned by Starwood. The aggregate purchase price of the incremental shares was approximately $312 million. The Company accounted for the acquisition of the outstanding CIGA shares as a step acquisition in accordance with APB Opinion No. 16, resulting in an allocation to property and goodwill of approximately $102 million. The results of the acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

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

      The pro forma effect on the Company’s revenues, net income and earnings per Share, as though these acquisitions occurred as of January 1 of the respective years, is not material.

Note 4.     Gain (Loss) on Asset Dispositions, Net, and Asset Impairments

      Due to the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11 Attacks”) and the weakening of the U.S. economy, the Company conducted a comprehensive review of the carrying value of certain assets for potential impairment. As a result, the Company recorded a net charge relating primarily to the impairment of certain investments in the fourth quarter of 2001 totaling $57 million.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During 2001 and 2000, the Company sold one and seven hotels, respectively. The Company recorded a net gain on these sales of $2 million in 2000, which includes an impairment write-down of the hotel subsequently sold in early 2001.

Note 5.     Asset Securitizations

      The Company accounted for asset securitizations as sales under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” through March 31, 2001 and accounts for these transactions under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125,” thereafter.

      During 2001, the Company sold, without recourse, through a bankruptcy-remote qualified special purpose entity (“QSPE”), notes receivable originated by the Company’s vacation ownership operations in connection with the sale of VOIs. The Company continues to service the notes. The Company retains interests in the securitizations in the form of over-collateralization and interest-only strips (“Beneficial Interests”), both of which provide credit enhancement to the third party investors in the QSPE. The Company’s right to receive cash flows from these Beneficial Interests is limited to cash available after paying the QSPE’s financing expenses, program fees and absorbing the QSPE’s credit losses. Gains from the sales of notes receivable totaled $12 million in 2001 and are included in other hotel and leisure revenues in the consolidated statements of operations.

      At the date of securitization and at the end of each reporting period, the Company estimates the fair value of the Beneficial Interests using a discounted cash flow model. The Beneficial Interests are debt securities that are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and classified as either “available-for-sale” or “trading.” The Company has elected to classify the Beneficial Interests as “trading” securities with changes in fair values reported through operating results. During the year ended December 31, 2001, the Company recognized a $2 million gain, included in gain (loss) on asset dispositions, net, and asset impairments relating to changes in the fair value of these Beneficial Interests. The key assumptions used in measuring the fair value of the Beneficial Interests at the time of securitization and at the end of each reporting period during the year ended December 31, 2001, were as follows: discount rate of 16.0%; annual prepayment rate based upon a curve, which yields an average expected life of prepayable notes receivable of 70 months; and expected annual gross credit losses of 1.7%. The key assumptions are based on historical experience. To date, actual results compared with the assumptions used at the time of securitization have not materially affected the carrying value of the Beneficial Interests.

      Cash flows between the Company and the QSPE during the year ended December 31, 2001 were as follows: net proceeds to the Company from new securitizations of $202 million, servicing fees received of $1 million and cash flows received on Beneficial Interests of $10 million.

      At December 31, 2001, $192 million of principal remains outstanding in all securitizations in which the Company has a Beneficial Interest. Delinquencies of more than 90 days at December 31, 2001 amounted to $5 million. The Company has been able to resell vacation ownership units underlying repurchased loans without incurring material losses.

      The Company has completed a sensitivity analysis on the net present value of the Beneficial Interests with the objective of measuring the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and expected gross credit losses. The net present value of the Beneficial Interests was $31 million at December 31, 2001, before any sensitivity analysis changes were applied. An increase of 100 basis points in the annual prepayment rate would decrease the year-end valuation by $0.3 million, or 1.0%, and an increase of 200 basis points in the annual prepayment rate would decrease the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

year-end valuation by $0.6 million, or 1.9%. An increase of 100 basis points in the discount rate would decrease the year-end valuation by $0.4 million, or 1.3%, and an increase of 200 basis points in the discount rate would decrease the year-end valuation by $0.9 million, or 3.0%. An increase of 100 basis points in the expected gross annual rate of credit losses would decrease the year-end valuation by $2.1 million, or 6.8%, and an increase of 200 basis points in the expected credit losses would decrease the year-end valuation by $4.3 million, or 14.0%. These estimates should not be considered predictions of how the value of the Company’s Beneficial Interests would actually change in the future as they do not consider the interaction of these factors which may move independently of each other.

      The Company also periodically sells, without recourse, through special purpose entities (“SPEs”), notes receivable originated by the Company’s vacation ownership operations in connection with the sale of VOIs. The Company continues to service the notes. The Company also holds retained interests in these mortgage-receivable sales (“Retained Interests”). The Company’s right to receive cash flows from these Retained Interests are limited to cash available after paying the related SPE’s financing expenses, program fees and absorbing the related SPE’s credit losses. Gains from such sales totaled $0 in 2001, $14 million in 2000 and $6 million in 1999 and are included in other hotel and leisure revenues in the consolidated statements of operations. In connection with the 2001 securitization, the Company repurchased all existing receivables under the SPEs.

Note 6.     Discontinued Operations

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

      As a result of the Gaming Dispositions, the accompanying consolidated financial statements were restated in 1999 to reflect the results of operations and net assets of the gaming segment as a discontinued operation. This restatement includes the allocation of long-term debt of $165 million for the year ended December 31, 1999 and the related interest expense of $6 million and $163 million for the years ended December 31, 2000 and 1999, respectively, to the discontinued gaming operations. These allocations were based upon the ratio of net gaming segment assets to the Company’s total capitalization. During the first quarter of 1999, the Company provided for estimated after-tax losses on the disposal of the discontinued gaming operations of $180 million ($158 million pretax), which included anticipated operating income of approximately $50 million prior to the disposal. In the fourth quarter of 1999, the Company provided for additional losses on the sale of its gaming operations in the amount of $55 million (including tax of $9 million), primarily due to the delay in the closing of the sale, lower than estimated operating profits prior to the sale and certain adjustments to the sale price made at closing. Additionally, the Company provided for additional losses on the disposal of the Desert Inn of $9 million (net of a $5 million tax benefit), primarily as a result of additional anticipated operating losses prior to the sale. During 2000, the Company reversed $5 million (after-tax) of the amount previously provided related to these dispositions following the finalization of the purchase price with the buyers.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Summary financial information of the discontinued gaming operations is as follows (in millions):

	Period from	Year Ended
	January 1, 2000	December 31,
	to June 23, 2000	1999

Income Statement Data
Revenues	$57	$1,541
Operating income (loss)	$(3)	$154
Interest expense, including allocated interest	$(6)	$(174)
Income tax benefit (expense)	$1	$(11)
Minority equity in net loss	$—	$4
Loss from discontinued operations	$(8)	$(27)

      ITT Educational Services, Inc. In February 1999, the Company completed the sale of its remaining interest in ITT Educational Services, Inc. (“Educational Services”), selling 8.0 million shares of common stock of Educational Services in an underwritten public offering at a price per share of $34.00 and sold 1.5 million shares of common stock at $32.73 per share directly to Educational Services. Starwood received aggregate net proceeds of approximately $310 million from these transactions, which were used to repay a portion of the Company’s outstanding debt. The Company recognized a gain of $272 million, before income taxes of $99 million, on the sale.

Note 7.     Goodwill and Intangible Assets

      Goodwill and intangible assets consisted of the following (in millions):

	December 31,

	2001	2000

Goodwill	$2,737	$2,761
Trademarks and trade names	226	226
Management and franchise agreements	143	128
Other	57	15

	3,163	3,130
Accumulated amortization	(338)	(249)

	$2,825	$2,881

      Prior to the adoption of SFAS No. 142, goodwill and trademarks and trade names were amortized on a straight-line basis over a 40-year period. Commencing January 1, 2002, goodwill and trademarks and trade names, which are deemed intangible assets with an indefinite life, are no longer amortized. Intangible assets associated with management and franchise contracts are amortized on a straight-line basis over the initial life of the respective contract.

Note 8.     Extraordinary Item

      During the second quarter of 2001, the Company prepaid $500 million on the Tranche II Senior Secured Notes Facility, resulting in an extraordinary loss on the early extinguishment of debt of $9 million (pretax).

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

      In August 1999, Caesars redeemed its senior subordinated notes for an aggregate payment of $152 million, recognizing an extraordinary loss of $3 million (pretax).

Note 9.     Restructuring and Other Special Charges

      At December 31, 2001, the Company has remaining accruals related to restructuring and other special charges, described below, of $98 million, $21 million of which is included in other long-term liabilities in the accompanying 2001 consolidated balance sheet. These accruals consist of $65 million for certain litigation costs and $33 million primarily related to severance payouts in connection with the 2001 reduction in force and remaining lease commitments which expire through 2006.

      2001 Restructuring and Other Special Charges. During 2001, the Company recorded restructuring and other special charges of $70 million (pretax), primarily related to the September 11 Attacks and the resulting decline in industry-wide demand, including a $23 million (pretax) write-down of the Company’s investments in various e-business ventures. These charges were offset by the reversal of a $20 million (pretax) bad debt charge taken in 1998 related to a note receivable, which is now fully performing.

      Due to the September 11 Attacks and the weakening of the U.S. economy, the Company began analyzing and implementing a cost reduction plan and conducted a comprehensive review of the carrying value of certain assets for potential impairment, resulting in restructuring and other special charges aggregating approximately $47 million. These charges consisted primarily of severance and retention costs (approximately $25 million); bad debt expense associated with receivables no longer deemed collectible (approximately $17 million); and impairments of certain investments and other assets (approximately $5 million). Approximately $14 million of these special items represent cash charges, with the remaining amount being non-cash.

      1999 Restructuring and Other Special Charges (Credits). During 1999, the Company recorded restructuring charges of $5 million (pretax) attributed to the rationalization of one of its technology centers. In addition, the Company recorded other special charges of $13 million attributed to severance benefits for the former President and Chief Operating Officer of the Corporation and $75 million attributed primarily to an accrual for certain litigation costs related to an unfavorable judgment in a matter involving the former Sheraton hotel in Washington, D.C. as well as expected legal costs associated with the Intelnet International Corporation (“Intelnet”) dispute (see Note 20).

      ITT Merger-Related Charges (Credits). In connection with the ITT Merger, the Company recorded restructuring and other special charges totaling $172 million (pretax) in 1998 for ITT Merger-related costs and the write-down of certain assets. During 1999, the Company reversed $8 million of these charges as the ITT Merger costs were less than originally anticipated.

      During 1997, Sheraton Holding recorded special charges as a result of the ITT Merger for conversion of the accounting of Sheraton Holding’s stock option plan to variable accounting due to limited stock appreciation rights subject to exercise and related charges for tax reimbursements to employees of $404 million. During 1999, the Company reversed approximately $50 million in accruals related to the resolution of certain employment related contingencies.

      Other Sheraton Holding Restructuring and Other Special Charges (Credits). During 1997, Sheraton Holding recorded pretax charges totaling $236 million to restructure and rationalize operations at its world

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

headquarters and the headquarters of its field operations. During 1999, the Company reversed $32 million of these charges, as the costs were less than anticipated.

Note 10.     Plant, Property and Equipment

      Plant, property and equipment consisted of the following (in millions):

	December 31,

	2001	2000

Land and improvements	$1,354	$1,395
Buildings and improvements	6,434	6,265
Furniture, fixtures and equipment	1,727	1,603
Construction work in process	160	113

	9,675	9,376
Less accumulated depreciation and amortization	(1,840)	(1,487)

	$7,835	$7,889

      As of December 31, 2000, the Company identified six hotels totaling $70 million as non-core assets and classified them as held for sale. These hotels were included in plant, property and equipment in the accompanying 2000 consolidated balance sheet. In January 2001, the Company sold one hotel for proceeds of $21 million. As a result of the September 11 Attacks and the economic climate in the United States at the end of 2001, the Company determined that it was not prudent at this time to sell the remaining hotels. The Company has reclassified the hotels from held for sale to in-service plant, property and equipment as of December 31, 2001.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.     Income Taxes

      Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,

	2001	2000	1999

Pretax income
U.S.	$75	$437	$277
Foreign	125	173	256

	$200	$610	$533

Provision for income tax
Current:
U.S. federal	$57	$71	$65
State and local	8	9	13
Foreign	70	95	95

	135	175	173

Deferred:
U.S. federal	(88)	19	718
State and local	—	—	180
Foreign	(1)	7	5

	(89)	26	903

	$46	$201	$1,076

      No provision was made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $117 million since these amounts are permanently reinvested.

      Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,

	2001	2000

Plant, property and equipment	$(712)	$(779)
Intangibles	(342)	(335)
Allowances for doubtful accounts and other reserves	193	161
Employee benefits	35	36
Deferred gain on ITT World Directories disposition	(524)	(524)
Net operating loss and tax credit carryforwards	231	188
Deferred income	(121)	(115)
Other	(19)	(11)

	(1,259)	(1,379)
Less valuation allowance	(55)	(65)

Deferred income taxes	$(1,314)	$(1,444)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the Company has net operating loss and tax credit carryforwards of approximately $591 million and $24 million, respectively, for federal income tax purposes. Substantially all operating loss carryforwards, which are expected to provide future tax benefits, expire between 2018 and 2021.

      In February 1998, the Company disposed of ITT World Directories. The Company provided for income taxes of $524 million on this transaction, which are included in deferred income taxes in the accompanying consolidated balance sheets. While the Company strongly believes this transaction was completed on a tax deferred basis, this position is currently under review by the Internal Revenue Service. The results of such a review are unpredictable. If this transaction were deemed fully taxable in 1998, then the Company’s tax liability would be approximately $524 million, the amount of deferred income tax indicated above, plus interest, and would be partially offset by the Company’s net operating loss discussed above. The Company plans to vigorously defend its position in this matter.

      A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,

	2001	2000	1999

Tax provision at U.S. statutory rate	$70	$214	$187
U.S. state and local income taxes	5	6	8
Exempt Trust income	(57)	(49)	(41)
Tax on repatriation of foreign earnings	13	21	16
Foreign tax rate differential	10	14	(5)
Non-deductible goodwill	16	16	14
Reorganization	—	—	936
Transaction costs	—	—	(58)
Deferred asset valuation allowance	(10)	(18)	5
Other	(1)	(3)	14

Provision for income tax	$46	$201	$1,076

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.     Debt

      Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,

	2001	2000

Senior Credit Facility:
Five-year term loan, interest at LIBOR+0.725% (2.60% at December 31, 2001), maturing through 2003.	$800	$925
Term Loan Add-on, interest at LIBOR+1.25% (3.12% at December 31, 2001), maturing in 2003.	423	173
Revolving Credit Facility, interest at LIBOR+0.725% (2.60% at December 31, 2001), maturing in 2003.	664	620
Senior Secured Notes Facility:
Tranche II Loans, interest at LIBOR+2.75% (4.62% at December 31, 2001), maturing in 2003.	500	1,000
Sheraton Holding public debt, interest rates ranging from 6.75% to 7.75%, maturing through 2025.	1,296	1,296
Convertible Senior Notes — Series A & B	507	—
Euro loan, Euribor+1.95% (5.25% at December 31, 2001)	240	254
Mortgages and other, interest rates ranging from 3.1% to 11.9%	1,129	1,274

	5,559	5,542
Less current maturities	(332)	(585)

Long-term debt	$5,227	$4,957

      Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2002	$332
2003	2,775
2004	32
2005	483
2006	65
Thereafter	1,872

$5,559

      On February 23, 1998, Starwood entered into two credit facilities with Lehman Brothers, Bankers Trust Company, The Chase Manhattan Bank and other financial institutions. The Senior Credit Facility and the Senior Secured Notes Facility comprise Starwood’s primary existing credit facilities. In September 1998, the Company increased its borrowings under the Senior Secured Notes Facility with a $1 billion, five-year term borrowing facility (“Tranche II Loans”). In December 2000, the Company increased the amount available under the Senior Credit Facility by $172.5 million (“Term Loan Add-on”). In January 2001 and May 2001, the Company completed add-on financings to its Term Loan Add-on of $150 million and $100 million, respectively. The proceeds from the Term Loan Add-ons were used to reduce the amount outstanding under the Company’s Revolving Credit Facility. In November 2001, the Company successfully amended certain terms of its Senior Credit Facility. The amendment gives the Company greater financial flexibility by modifying various financial covenants until the expiration of the facility in early 2003. The amended provisions

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

include adjustments to the Company’s combined leverage ratio and interest coverage ratio as well as modification of the timing of amortization payments.

      In January 1999, the Company completed a $542 million long-term financing (the “Mortgage Loan”), secured by mortgages on a portfolio of 11 hotels. The Mortgage Loan is due in February 2009, and the proceeds from the Mortgage Loan were used to pay down the one-year term loan under the Senior Credit Facility, which was subsequently paid off.

      In July 2000, the Company entered into a one-year, Euro 270 million loan (approximately $252 million based on exchange rates at the time) at an initial average interest rate of Euribor plus 112.5 basis points for the first six months and increasing to Euribor plus 137.5 basis points for the remaining six months. This loan was extended through July 2002. In December 2001, the Company entered into an 18-month Euro 450 million loan (approximately $399 million based on exchange rates at the time) with an interest rate of Euribor plus 195 basis points. The proceeds of the Euro 450 million loan were drawn down in two tranches: the first 270 million Euros was drawn down in December 2001 and used to repay the previously outstanding Euro 270 million facility and the remaining 180 million Euros was drawn down in January 2002, and the proceeds were used to repay a portion of the Company’s domestic Revolving Credit Facility.

      In May 2001, the Company sold an aggregate face amount of $816 million zero coupon convertible senior notes due 2021 (the “Notes”). The Company received gross proceeds from these sales of approximately $500 million, which were used to repay a portion of its Tranche II Loans that bore interest at LIBOR plus 275 basis points. The Notes have an initial blended yield to maturity of 2.35%. The Notes, consisting of two series, are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. On May 25, 2002, each Series A holder may require the Company to purchase the notes, subject to certain conditions. Series A notes that may be presented to the Company in May 2002 total approximately $202 million. These Series A notes have been included in long-term debt at December 31, 2001 based upon the Company’s ability and intent to refinance. Series B holders may first present their aggregate notes to the Company in May 2004 for approximately $330 million.

      The Company has the ability to draw down on its Revolving Credit Facility in various currencies. Drawdowns in currencies other than the U.S. dollar represent a natural hedge of the Company’s international net assets. At December 31, 2001, the Company had $43 million drawn in Canadian dollars, with the remaining $621 million drawn in U.S. dollars.

      Repayment of amounts borrowed under the Senior Credit Facility is guaranteed by the Trust, the Company and substantially all their respective significant subsidiaries (including the Partnerships) other than foreign subsidiaries and joint venture entities (the “Guarantor Subsidiaries”) to the extent such entities are not borrowers or co-borrowers, and is secured by a pledge of primarily all the capital stock, partnership interests and other equity interests of the Guarantor Subsidiaries.

      The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $487 million of available borrowing capacity under its domestic and international facilities as of December 31, 2001.

      The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, escrow account funding requirements for capital purchases, tax payments and insurance premiums, limitations on capital expenditures and on the Company’s right to incur further debt and restrictions on transactions with affiliates and related persons, among other restrictions. Under the terms of the Company’s Senior Credit Facility, the Trust may pay unlimited dividends to the Corporation or any wholly owned subsidiary thereof and during any period of twelve consecutive

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

calendar months, the Trust may pay cash dividends to its shareholders (excluding the Corporation and any wholly owned subsidiary) in an aggregate initial amount not to exceed the lesser of (a) $150,000,000 in 1999 and increasing 20% annually thereafter and (b) 10% of EBITDA as defined in the Senior Credit Facility. In September 2001 and November 2001, the Company obtained waivers of this dividend restriction from its lenders, allowing the Company to pay its regularly scheduled dividends for the third and fourth quarter of 2001. The Company was in compliance with all of the short-term borrowing and long-term debt obligation covenants, as amended, at December 31, 2001.

      The weighted average interest rate for short-term borrowings was 4.85% and 6.04% at December 31, 2001 and 2000, respectively, and their fair values approximated carrying value given their short-term nature. These average interest rates are composed of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.

      For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and the length to maturity for the debt. The estimated fair value of debt at December 31, 2001 and 2000 was $5.3 billion and $5.4 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows.

Note 13.     Employee Benefit Plans

      Pension and Postretirement Benefit Plans. The Company and its subsidiaries sponsor numerous pension plans, including the ITT Corporation Salaried Retirement Plan and the ITT Sheraton Corporation Pension Plan for Hourly Employees (“ITT Plans”), the Starwood Hotels & Resorts Worldwide, Inc. Retirement Plan for Foreign Service Employees and the Westin Supplemental Executive Retirement Plan. Effective January 1, 2000, the ITT Plans were merged and the ITT Corporation Salaried Retirement Plan (“Salaried Plan”) name was retained. Immediately after the merger, the merged Plans spun off an allocated portion of assets and liabilities to form the ITT Sheraton Corporation Ongoing Retirement Plan (“Ongoing Plan”). Additionally, the Company filed a request for an Internal Revenue Service determination letter concerning the termination of the Salaried Plan as of July 31, 2000, which was approved in April 2001.

      Due to the termination of the Salaried Plan, all plan liabilities have been settled either as lump sum disbursements, annuity purchases, transfers to the Ongoing Plan or transfers to Pension Benefit Guaranty Corporation for the missing participants. Termination lump sum distributions of $85 million and an additional $10 million of disbursements in the normal course of operations are reflected in the 2001 activity in the table below. The Company recorded $14 million of settlement gains as a result of the Salaried Plan’s termination primarily from the annuity purchases and lump sum distributions. As of December 31, 2001, the Ongoing Plan assets included approximately 348,000 Shares of the Company’s common stock.

      The Ongoing Plan is funded; assets are comprised primarily of fixed income investments. The Westin Supplemental Executive Retirement Plan is a non-contributory, non-qualified plan that provides benefits for certain executives. The plan is unfunded apart from general assets of the Company. The non-U.S.-based plans are funded, except in certain countries where funding is not required.

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

      The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s pension and other benefit plans, amounts recognized in the Company’s consolidated balance sheets

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

at December 31, 2001 and 2000, and the principal weighted average assumptions inherent in their determination (amounts are in millions):

			Foreign
	Pension Benefits		Pension Benefits		Other Benefits

	2001	2000	2001	2000	2001	2000

Change in Benefit Obligation
Benefit obligation at beginning of year	$180	$240	$94	$53	$31	$31
Service cost	—	—	3	1	—	—
Interest cost	8	15	6	3	2	2
Actuarial (gain) loss	(20)	31	—	4	(3)	—
Acquisitions	—	—	—	37	—	—
Settlements	(95)	(105)	—	2	—	—
Annuity purchase	(24)	—	—	—	—	—
Effect of foreign exchange rates	—	—	(1)	(4)	—	—
Benefits paid	(1)	(1)	(5)	(2)	(2)	(2)
Premiums for missing participants	(2)	—	—	—	—	—

Benefit obligation at end of year	$46	$180	$97	$94	$28	$31

Change in Plan Assets
Fair value of plan assets at beginning of year	$168	$242	$103	$63	$22	$22
Actual return on plan assets	(11)	31	(12)	6	(1)	—
Employer contribution	1	1	3	1	2	2
Acquisitions	—	—	—	37	—	—
Settlements	(95)	(105)	—	2	—	—
Annuity purchase	(24)	—	—	—	—	—
Effect of foreign exchange rates	—	—	(1)	(4)	—	—
Benefits paid	(1)	(1)	(5)	(2)	(2)	(2)
Premiums for missing participants	(2)	—	—	—	—	—

Fair value of plan assets at end of year	$36	$168	$88	$103	$21	$22

Funded status	$(10)	$(12)	$(9)	$9	$(7)	$(9)
Unrecognized net actuarial gain	(7)	(20)	17	(4)	(2)	(3)
Unrecognized prior service cost	—	—	—	—	—	(1)

Accrued benefit cost	$(17)	$(32)	$8	$5	$(9)	$(13)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$—	$5	$8	$—	$—
Accrued benefit cost	(17)	(32)	(4)	(3)	(9)	(13)
Accumulated other comprehensive income	—	—	7	—	—	—

Net amount recognized at end of year	$(17)	$(32)	$8	$5	$(9)	$(13)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

			Foreign
	Pension Benefits		Pension Benefits		Other Benefits

	2001	2000	2001	2000	2001	2000

Weighted Average Assumptions as of December 31,
Discount rate	6.00%	7.25%	6.44%	6.63%	7.25%	7.25%
Expected return on plan assets	7.00%	7.00%	8.11%	8.11%	9.75%	9.75%
Rate of compensation increase	N/A	N/A	4.29%	4.51%	N/A	N/A

For measurement purposes, a 5.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.00% in 2002 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the total of service and interest cost components or on the postretirement benefit obligation.

				Foreign
	Pension Benefits			Pension Benefits			Other Benefits

	2001	2000	1999	2001	2000	1999	2001	2000	1999

Components of Net Periodic Benefit Cost
Service cost	$—	$—	$3	$2	$1	$1	$—	$—	$—
Interest cost	3	15	17	6	3	3	2	2	2
Expected return on plan assets	(3)	(14)	(20)	(8)	(5)	(3)	(2)	(2)	(2)
Amortization of:
Prior service cost	—	—	—	—	—	—	(1)	(1)	(1)
Actuarial (gain) loss	(1)	(1)	—	—	—	—	—	—	—

SFAS 87 cost/ SFAS 106 cost	(1)	—	—	—	(1)	1	(1)	(1)	(1)

SFAS 88 charges:
Special termination benefit charge	—	—	—	—	—	—	—	—	—
Curtailment charge	—	—	—	—	—	—	—	—	—
Settlement credit	(14)	(8)	—	—	—	—	—	—	—

Net periodic benefit cost	$(15)	$(8)	$—	$—	$(1)	$1	$(1)	$(1)	$(1)

			Foreign
	Pension Benefits		Pension Benefits

	2001	2000	2001	2000

Plans with ABO exceeding assets at end of year:
ABO	$12	$12	$32	$1
PBO	$—	$—	$—	$1
Fair value of plan assets	$—	$—	$—	$—

      Defined Contribution Plans. The Company sponsors the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan (“Retirement Plan”), which is a voluntary defined contribution plan allowing participation by employees on U.S. payroll who meet certain age and service requirements. On July 1, 2001, the defined contribution plan maintained by SVO was merged into the Retirement Plan. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the plan subject to certain maximum limits. The plan also contains additional provisions for matching contributions to be made by the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $15 million in 2001, $17 million in 2000 and $19 million in 1999.

Note 14.     Leases and Rentals

      The Corporation leases certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2038 and generally are for a fixed amount each month. In addition, 16 of the Corporation’s hotels are subject to leases of building facilities from third parties which extend for varying periods through 2064 and generally contain fixed and variable components. In September 2001, the Company entered into a building lease of the Westin Dublin hotel in Dublin, Ireland. The lease term is 25 years with fixed annual payments of $3 million. In December 2001, the Company entered into a building lease of the W Times Square hotel in New York City. This lease has a term of 25 years with fixed annual lease payments of $16 million.

      The Company’s minimum future rents at December 31, 2001 payable under non-cancelable operating leases with third parties are as follows (in millions):

2002	$82
2003	76
2004	76
2005	60
2006	70
Thereafter	723

      Rent expense under non-cancelable operating leases was $75 million, $64 million and $41 million in 2001, 2000 and 1999, respectively.

      The Trust owns equity interests in 91 hotels, all of which are leased to the Corporation as of December 31, 2001. The leases between the Trust and the Corporation are generally for three-year terms and provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are “triple-net” in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. Total rental expense incurred by the Corporation under such leases with the Trust was approximately $457 million for the year ended December 31, 2001, of which approximately $139 million related to percentage rent. The Trust’s rents receivable from the Corporation relating to leased hotel properties at December 31, 2001 and 2000 was $35 million and $34 million, respectively.

      The Corporation’s minimum future rents at December 31, 2001 payable under non-cancelable operating leases with the Trust, as if existing leases were extended under their original terms, are approximately $335 million per year.

Note 15.     Equity Put Options

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 16.     Stockholders’ Equity

      Share Repurchases. In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares, subject to the terms of the Senior Credit Facility. Pursuant to the Share Repurchase Program, through December 31, 2001, Starwood has repurchased 19.0 million Shares (including 500,000 Shares under equity put option contracts) in the open market for an aggregate cost of $618 million. As of December 31, 2001, approximately $633 million remains available under the Share Repurchase Program.

      Exchangeable Preferred Shares. During 1998, 6.3 million shares of Class A EPS and 5.5 million shares of Class B EPS were issued by the Trust in connection with the Westin Merger. Class A EPS have a par value of $0.01 per share and are convertible on a one-for-one basis (subject to certain adjustments) to Shares. Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the closing date of the Westin Merger which will begin on January 2, 2003, to require the Trust to redeem such shares at a price of $38.50. Shares of Class B EPS are convertible on a one-for-one basis (subject to certain adjustments) to Class A EPS. During 2001, the Trust consented to the conversion of approximately 1,939,000 shares of Class B EPS by certain stockholders into an equal number of shares of Class A EPS. Additionally, the Trust consented to the exchange of approximately 2.0 million shares of Class A EPS into an equal number of Shares. At December 31, 2001, the Trust had 150 million preferred shares authorized and approximately 550,000 and 1.1 million of Class A EPS and Class B EPS outstanding, respectively.

Note 17.     Stock Incentive Plans

      In 1999, the Company adopted the 1999 Long-Term Incentive Compensation Plan (“1999 LTIP”) which superseded the 1995 Share Option Plan (the “1995 LTIP”) and provides for the purchase of Shares by Directors, officers, employees, consultants and advisors, pursuant to option grants. In August 2001, the Company amended the 1999 LTIP for certain retiree provisions. Although no additional awards will be granted under the 1995 LTIP, the 1995 LTIP will continue to govern awards that have been granted and remain outstanding under the 1995 LTIP. The aggregate number of Shares subject to non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 1999 LTIP at December 31, 2001 was approximately 9.7 million.

      The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations; accordingly, compensation cost is not recognized for grants of stock options at market price. Had compensation cost for grants been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) would have been negatively impacted by $67 million ($0.33 per basic Share), $60 million ($0.30 per basic Share) and $49 million ($0.26 per basic Share) in 2001, 2000 and 1999, respectively. The fair value of each option grant used in the 2001, 2000 and 1999 pro forma amounts was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 2.2%, 2.4% and 2.9%, expected volatility of 47.0%, 46.1% and 41.9%, risk-free interest rates of 4.3%, 6.5% and 6.3% and an expected life of three years for all options.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity for the Company:

		Weighted Average
		Exercise
	Options	Price Per Share

Outstanding at December 31, 1998	18,122,776	$43.80
Granted	9,155,246	23.76
Exercised	(346,575)	22.46
Forfeited	(6,009,005)	50.41

Outstanding at December 31, 1999	20,922,442	34.26
Granted	10,614,800	24.22
Exercised	(1,682,653)	21.10
Forfeited	(1,689,378)	33.96

Outstanding at December 31, 2000	28,165,211	31.33
Granted	8,279,160	36.55
Exercised	(1,686,986)	23.03
Forfeited	(1,892,081)	30.17

Outstanding at December 31, 2001	32,865,304	$33.22

Exercisable at December 31, 2000	13,362,454	$37.00

Exercisable at December 31, 2001	16,298,472	$35.88

      The following table summarizes information about outstanding stock options at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	in Years	Price/Share	Exercisable	Price/Share

$11.00 - $21.81	2,884,715	6.47	$19.42	2,267,840	$18.85
$22.00 - $23.92	2,779,098	5.49	23.21	2,335,549	23.38
$24.00 - $24.00	9,179,468	7.74	24.00	2,744,092	24.00
$24.25 - $35.97	3,600,708	7.68	30.26	1,423,846	30.76
$36.09 - $37.84	7,150,230	8.79	37.69	676,262	36.69
$38.00 - $50.23	2,651,405	6.31	45.90	2,320,500	46.03
$52.19 - $54.63	3,474,621	5.77	54.09	3,391,496	54.13
$54.85 - $58.81	1,145,059	6.03	54.88	1,138,887	54.88

Total/average	32,865,304	7.28	33.22	16,298,472	35.88

      During 2001, the Company granted restricted stock awards for 1,232,339 Shares. Restricted stock awards outstanding as of December 31, 2001 totaled 1,060,079 Shares, and approximately 95,193 Shares were vested. Compensation expense of approximately $17.5 million, $3.8 million and $0.6 million was recorded during 2001, 2000 and 1999, respectively, related to restricted stock awards. The 2001 compensation expense includes an $11 million special charge related to the accelerated amortization of 50% of restricted stock awards granted in February 2001. The vesting was accelerated to enhance employee retention efforts following the September 11 Attacks.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.     Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest rate risk. The Company’s objective is to manage the impact of interest rate changes on the results of operations, cash flows and the market value of the Company’s debt. At December 31, 2001, the Company had five outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. These swaps (the “Cash Flow Swaps”) are classified as cash flow hedges and mature through 2003. The Company adjusts the Cash Flow Swaps to current market value through other comprehensive income as they are effective in offsetting the interest rate exposure of the interest payments being hedged. The Company anticipates that the Cash Flow Swaps will continue to be effective but will recognize the unrealized loss related to these contracts immediately into the results of operations if they are deemed to be no longer effective. The aggregate notional amount of the Cash Flow Swaps was approximately $947 million and the estimated unrealized loss on these interest rate swaps was approximately $31.1 million at December 31, 2001.

      At December 31, 2001, the Company also had three outstanding interest rate swap agreements under which the Company pays a floating rate and receives a fixed rate of interest (the “Fair Value Swaps”). The aggregate notional amount of the Fair Value Swaps was approximately $450 million. The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2005. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was a liability of approximately $840,000 at December 31, 2001.

      The Company also enters into forward foreign exchange contracts to hedge the potential volatility of earnings and cash flow associated with changing foreign exchange rates and the effects on the Company’s foreign currency denominated assets and liabilities. At December 31, 2001, the Company had seven forward foreign exchange contracts outstanding with a dollar equivalent of the contractual amounts of these hedges at December 31, 2001 of approximately $366 million. The aggregate fair value of these contracts outstanding at December 31, 2001 was $162,000. These contracts matured in the first quarter of 2002.

      The counterparties to the Company’s derivative financial instruments are major financial institutions.

Note 19.     Related Party Transactions

      General. Barry S. Sternlicht, Chairman, Chief Executive Officer and a Director of the Corporation, and Chairman, Chief Executive Officer and a Trustee of the Trust, controls and has been the President and Chief Executive Officer of Starwood Capital Group, L.L.C. (“Starwood Capital”) since its formation in 1991. Prior to joining Starwood in 1995, Steven R. Goldman was an employee of Starwood Capital, and he continues to own an interest in a portfolio investment of Starwood Capital.

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

      Starwood Capital Noncompete. In connection with a restructuring of the Company in 1995, Starwood Capital agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, neither Starwood Capital nor any of its affiliates is permitted to acquire any such interest, or any

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

ground lease interest or other equity interest, in hotels in the United States. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties owned or managed by the Company, including the Westin Innisbrook Resort (the “Innisbrook Resort”), the Westin Mission Hills Resort and the Turnberry Hotel, were opportunities brought to the Company or its predecessors by Starwood Capital. With the approval in each case of the Audit Committee of the Board of Directors of the Corporation and the Board of Trustees of the Trust, from time to time the Company has waived the restrictions of the Starwood Capital Noncompete in whole or in part with respect to particular acquisition opportunities in which the Company had no interest.

      Portfolio Investments. An affiliate of Starwood Capital holds an approximately 25% non-controlling interest in Troon Golf (“Troon”), a golf course management company that currently manages over 100 high-end golf courses. Mr. Sternlicht’s indirect interest in Troon held through such affiliate is approximately 12%. Troon is the largest third-party manager of golf courses in the United States. In 2001, Troon managed thirteen golf courses at resorts owned or managed by the Company. The Company paid Troon a total of $911,000 ($432,000 of which represents management fees and payments for other services and $479,000 of which represents reimbursement of expenses), $1,003,000 ($458,000 of which represents management fees and payments for other services and $545,000 of which represents reimbursement of expenses) and $950,000 ($454,000 of which represents management fees and payments for other services and $496,000 of which represents reimbursement of expenses) in 2001, 2000 and 1999, respectively, for the golf courses at the two resorts owned by the Company. In January 2002, after extensive review of alternatives and with the unanimous approval of the Governance Committee, the Company entered into a Master Agreement with Troon covering the United States and Canada whereby the Company has agreed to have Troon manage all courses in the United States and Canada that are owned by the Company and to use reasonable efforts to have Troon manage courses at resorts that the Company manages and franchises. The Company believes that the terms of the Troon agreement are at or better than market terms. Mr. Sternlicht did not participate in the negotiations or the approval of the Troon Master Agreement.

      An entity in which Mr. Sternlicht has a 38% interest owned the common area of the Sheraton Tamarron Resort, which the Company managed until December 2001. As of the date of this filing, management fees earned and paid were $197,000, $219,000 and $240,000 relating to 2001, 2000 and 1999, respectively. In addition, approximately $620,000 of reimbursable expenses were also paid. The Company has outstanding receivables of approximately $314,000, which arose as a result of the termination of the Tamarron management agreement. The Company believes that the terms of the Tamarron agreement were at or better than market terms.

      In addition, a subsidiary of Starwood Capital is a general partner of a limited partnership which owns approximately 45% in an entity that manages over 40 health clubs, including one health club and spa space in a hotel owned by the Company. In 2001, the Company paid approximately $84,000 to the management company for such management. The Company believes that the terms of the management agreement are at or better than market terms.

      Other Management-Related Investments. Mr. Sternlicht has a 38% interest in an entity (the “Innisbrook Entity”) that owns the common area facilities and certain undeveloped land (but not the hotel) at the Innisbrook Resort. In May 1997, the Innisbrook Entity entered into a management agreement for the Innisbrook Resort with Westin, which was then a privately held company partly owned by Starwood Capital and Goldman, Sachs & Co. When the Company acquired Westin in January 1998, it acquired Westin’s rights and obligations under the management and other related agreements. Under these agreements, the hotel manager was obligated to loan up to $12.5 million to the owner in the event certain performance levels were

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

not achieved. Management fees earned under these agreements were $716,000, $885,000 and $907,000 in 2001, 2000 and 1999, respectively. The Innisbrook Entity, the Company and other lenders are currently in discussions regarding the terms and timing of payments owed to the Company and such other lenders. The discussions relate to approximately $9 million in loans by the Company which funded resort operations and approximately $5 million of deferred management fees and reimbursable expenses as well as amounts owed by the Innisbrook Entity to other parties. Any settlement of this matter would be subject to the approval of the Governance Committee.

      Aircraft Lease. In February 1998, the Company leased a Gulfstream III Aircraft from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use. Payments to Star Flight LLC were $1,682,000, $840,000 and $910,000 in 2001, 2000 and 1999, respectively.

Note 20.     Commitments and Contingencies

      The Company had the following contractual obligations outstanding as of December 31, 2001 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Unconditional purchase obligations(a)	$216	$75	$112	$29	$—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$216	$75	$112	$29	$—

(a)	The Company’s owned, managed and franchised hotels participate in various national purchasing agreements. As these agreements do not require specific purchasing thresholds for the Company or the Company’s owned, leased and consolidated joint venture hotels, no such amounts are reflected above.

     The Company had the following commercial commitments outstanding as of December 31, 2001 (in millions):

		Amount of Commitment Expiration Per Period

		Less			After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$49	$—	$43	$—	$6
Hotel loan guarantees	153	—	78	45	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$202	$—	$121	$45	$36

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners or partners in hotel or resort ventures whereby the Company has a management or franchise agreement. Loans outstanding under this program totaled $155 million at December 31, 2001. Unfunded commitments aggregating $26 million were outstanding at December 31, 2001, of which $11 million are expected to be funded in 2002 and $13 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. At December 31, 2001, loan guarantees totaled $153 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland hotel in Arizona, which is scheduled to open at the end of 2002; and the Westin in Charlotte, North Carolina, which is scheduled to open at the end of 2002. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any funding under these loan guarantees in 2002, as all projects are well capitalized.

      Furthermore, in order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to abandon a contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of December 31, 2001, the Company had six management contracts with performance guarantees with possible cash outlays of up to $68 million, $50 million of which, if required, would be funded over a period of 25 years. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure clauses and acts of war and terrorism. The Company does not anticipate any funding under the performance guarantees in 2002. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2002.

      Litigation. The Sheraton Corporation (“Sheraton Corp.”) (formerly ITT Sheraton Corporation), a subsidiary of the Company, is a defendant in certain litigation relating to Sheraton Corp.’s management of a hotel. The case is titled 2660 Woodley Road Joint Venture v. ITT Sheraton Corporation, Civil Action No. 97-450-JJF (U.S.D.C., D. Del.). In December 1999, following trial, the jury returned a verdict finding that Sheraton Corp. had violated its contractual obligations to the hotel owner and awarded contractual damages totaling $11 million. The jury also found for the plaintiff on certain common law and other claims and awarded compensatory and other damages of $2 million and punitive damages of $38 million. These amounts were fully reserved for as of December 31, 1999. The jury found for Sheraton Corp. and rejected the plaintiff’s additional claims that Sheraton Corp. had violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and that Sheraton Corp. had engaged in fraud. Sheraton Corp. believes that the jury’s determination against it on liability issues was erroneous as a matter of law, and that the damage awards were excessive and not supported by the evidence. Sheraton Corp. sought to have the verdict set aside in the trial court. In response to Sheraton Corp.’s motion, the court, in January 2002, amended the judgment and reduced the punitive damages award from $38 million to $17 million; the court also trebled the jury’s $750,000 award for Robinson-Patman Act violations to $2.25 million on the basis of the court’s interpretation of that statute. The amount of the judgment, as a result, will be $31.4 million. Sheraton has filed a Notice of Appeal with the United States Court of Appeals and plaintiffs have filed a Cross-Notice of Appeal. There can be no assurance that Sheraton Corp. will be successful in having the verdict set aside, overturned or reduced on appeal, or that other owners of properties managed by Sheraton Corp. will not seek to assert similar claims.

      The Corporation, Sheraton Corp. and Sheraton Holding are defendants in certain litigations arising out of purported contracts allegedly requiring the purchase of telecommunication, video and power services from Intelnet. The first suit was commenced in late 1997 by Intelnet, alleging that Sheraton Corp. violated what Intelnet claimed were Intelnet’s exclusive rights to provide telecommunications and other services to Sheraton Holding and its affiliates. The complaint sought injunctive relief to enforce alleged exclusivity rights and unquantified monetary damages. The complaint was subsequently amended in November 1998 to seek specific monetary and unspecified punitive damages. Sheraton Holding and Sheraton Corp. served an answer denying Intelnet’s claims, and asserting counterclaims seeking damages and a declaration that the purported contracts at issue were unenforceable.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In June 1999, Intelnet commenced a second lawsuit naming Boardwalk Regency Corp. (formerly a subsidiary of the Corporation) and the Corporation. The claims in this case are similar in nature to those made in the first suit, and relate to an alleged breach of a purported exclusive contract to provide certain services to the Caesar’s Atlantic City hotel and casino. The two suits have been consolidated and were in mediation until 2001. The mediation ended during the first half of 2001 and the parties are now proceeding with discovery. The Company believes that Intelnet’s claims are meritless and will continue to contest them vigorously. The Company does not expect that the resolution will have a material adverse effect on the consolidated results of operations, financial position or cash flows.

      In November 2001, the Corporation, Sheraton Holding and Sheraton Corp. commenced a separate litigation in the United States District Court for the District of New Jersey, asserting claims arising under RICO as well as fraud claims against the principals of Intelnet.

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

      Captive Insurance Company. Estimated insurance claims payable at December 31, 2001 were $54 million. At December 31, 2001, standby letters of credit amounting to $28 million had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company’s captive insurance company.

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

      For purposes of governing certain of the ongoing relationships between the Company and ITT Industries after the Distribution and spin-off of ITT Corporation and to provide for an orderly transition, the Company and ITT Industries have entered into various agreements including a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. The Company may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements. Based on available information, management does not believe that these matters would have a material impact on the consolidated results of operations, financial position or cash flows.

      For discussion of certain other matters, see Note 11, “Income Taxes.”

Note 21.     Business Segment and Geographical Information

      The Company has one operating segment, hotels and leisure. The hotels and leisure segment represents a worldwide network of owned, leased and consolidated joint venture hotels, VOIs and resorts operated primarily under the Company’s proprietary brand names including St. Regis, The Luxury Collection,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Sheraton, Westin, W and Four Points by Sheraton hotels and resorts which are managed or franchised under these brand names in exchange for fees. Also included are earnings and losses from the Company’s interest in unconsolidated joint ventures.

      The performance of the hotels and leisure segment is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains on the sale of real estate, investments and restructuring and other special charges. The Company does not allocate these items to the segment.

      The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segment (in millions):

	2001	2000	1999

Revenues	$3,967	$4,345	$3,829

Operating income(a)	$740	$1,118	$921

Depreciation and amortization	$526	$481	$452

Assets:
Hotel and leisure	$12,352	$12,566	$12,668
Corporate	109	131	168
Discontinued operations	—	—	104

	$12,461	$12,697	$12,940

Capital expenditures:
Hotel and leisure	$477	$544	$521

(a)	The following costs are not allocated to hotel and leisure in evaluating operating income (in millions):

	2001	2000	1999

Corporate selling, general and administrative	$75	$90	$77
Restructuring and other special charges	$50	$—	$3

	Revenues			Long-Lived Assets

	2001	2000	1999	2001	2000	1999

	(In millions)
United States	$2,871	$3,230	$2,705	$6,370	$6,362	$6,329
All other international	1,096	1,115	1,124	1,865	1,939	1,900

Total	$3,967	$4,345	$3,829	$8,235	$8,301	$8,229

      There were no individual international countries which comprised over 10% of the total revenues and long-lived assets of the Company as of December 31, 2001, 2000 or 1999.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.	Quarterly Results (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

	(In millions, except per Share data)
2001
Revenues	$1,014	$1,110	$965	$878	$3,967
Costs and expenses	$821	$856	$830	$845	$3,352
Income (loss) from continuing operations	$62	$113	$30	$(54)	$151
Discontinued operations	$—	$—	$—	$—	$—
Extraordinary item	$—	$(6)	$—	$—	$(6)
Net income (loss)	$62	$107	$30	$(54)	$145
Earnings (loss) per Share:
Basic —
Income (loss) from continuing operations	$0.31	$0.56	$0.15	$(0.28)	$0.75
Discontinued operations	$—	$—	$—	$—	$—
Extraordinary item	$—	$(0.03)	$—	$—	$(0.03)
Net income (loss)	$0.31	$0.53	$0.15	$(0.28)	$0.72
Diluted —
Income (loss) from continuing operations	$0.30	$0.55	$0.14	$(0.28)	$0.73
Discontinued operations	$—	$—	$—	$—	$—
Extraordinary item	$—	$(0.03)	$—	$—	$(0.03)
Net income (loss)	$0.30	$0.52	$0.14	$(0.28)	$0.70
2000
Revenues	$996	$1,142	$1,102	$1,105	$4,345
Costs and expenses	$811	$857	$834	$815	$3,317
Income from continuing operations	$53	$114	$103	$131	$401
Discontinued operations	$—	$5	$—	$—	$5
Extraordinary item	$(3)	$—	$—	$—	$(3)
Net income	$50	$119	$103	$131	$403
Earnings per Share:
Basic —
Income from continuing operations	$0.26	$0.57	$0.51	$0.65	$1.99
Discontinued operations	$—	$0.02	$—	$—	$0.02
Extraordinary item	$(0.01)	$—	$—	$—	$(0.01)
Net income	$0.25	$0.59	$0.51	$0.65	$2.00
Diluted—
Income from continuing operations	$0.26	$0.56	$0.50	$0.64	$1.96
Discontinued operations	$—	$0.02	$—	$—	$0.02
Extraordinary item	$(0.01)	$—	$—	$—	$(0.01)
Net income	$0.25	$0.58	$0.50	$0.64	$1.97

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 23.	Subsequent Event

      We have initiated the formal sale process for the CIGA portfolio of 25 luxury hotels, land, golf courses and marinas, potentially encumbered by our management contracts in whole or in part. The Company began reviewing preliminary indications of interest in the first quarter of 2002.

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)

			Charged
	Balance	Charged	to/from Other	Payments/	Balance
	January 1,	to Expenses	Accounts(a)	Other	December 31,

2001
Trade receivables — allowance for doubtful accounts	$45	$3	$—	$—	$48
Notes receivable — allowance for doubtful accounts	$42	$17	$—	$(18)	$41
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$100	$50	$(19)	$(33)	$98
2000
Trade receivables — allowance for doubtful accounts	$62	$2	$(8)	$(11)	$45
Notes receivable — allowance for doubtful accounts	$43	$17	$6	$(24)	$42
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$121	$—	$(13)	$(8)	$100
1999
Trade receivables — allowance for doubtful accounts	$55	$5	$—	$2	$62
Notes receivable — allowance for doubtful accounts	$31	$4	$—	$8	$43
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$202	$3 (b)	$(15)	$(69)	$121

(a)	Charged to/from other accounts:

	Trade and Notes
	Receivable —	Restructuring
	Allowance for	and Other
	Doubtful Accounts	Special Charges

2001
Other assets	$—	$(19)
Other liabilities	—	—

Total charged to/from other accounts	$—	$(19)

2000
Other assets	$(2)	$—
Other liabilities	—	(13)

Total charged to/from other accounts	$(2)	$(13)

1999
Other assets	$—	$(3)
Other liabilities	—	(12)

Total charged to/from other accounts	$—	$(15)

(b)	Includes reversals of prior years’ restructuring and other special charges reserves of $90 million.

SCHEDULE III

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001
(In millions)

							Gross Amount
			Initial Cost to		Costs Subsequent		Book Value
			Company		to Acquisition		at December 31, 2001

							(a)
								(a)(b)
				Building and		Building and		Building and
Description	City	State	Land	Improvements	Land	Improvements	Land	Improvements

Hotel properties, each less than 5% of total	Various	Various	$457	$3,487	$1	$398	$458	$3,885
Land								458
Furniture, fixtures and equipment								536
Construction in progress								13

								$4,892

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Depreciation &	Year of	Date
Description	Amortization	Construction	Acquired	Life

Hotel properties, each less than 5% of total	$415	Various	Various	Various
Land	—
Furniture, fixtures and equipment	276
Construction in progress	—

	$691

(a)	As of December 31, 2001, land, building, furniture, fixtures and equipment and construction in progress have a cost basis of $391 million, $2,262 million, $197 million and $12 million, respectively, for federal income tax purposes.

(b)	Building and improvements include amounts allocated for leasehold interest in land.

SCHEDULE III (Continued)

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
(In millions)

      A reconciliation of the Trust’s investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

Year Ended
December 31, 2001

Real Estate and Furniture and Fixtures
Balance at beginning of period	$4,749
Additions during period:
Acquisitions	—
Improvements	169
Other	—
Deductions during period:
Sale of properties	(26)

Balance at end of period	$4,892

Accumulated Depreciation
Balance at beginning of period	$(489)
Additions during period:
Depreciation expense	(206)
Other	—
Deductions during period:
Sale of properties	2
Other	2

Balance at end of period	$(691)

SCHEDULE IV

STARWOOD HOTELS & RESORTS

MORTGAGE LOANS ON REAL ESTATE
December 31, 2001
(In millions)

							Principal Amount of
					Original	Carrying	Loans Subject to
	Interest	Final	Periodic		Face Amount	Amount of	Delinquent
Description	Rate	Maturity	Payment Terms	Prior Liens	of Mortgages	Mortgages(a)	Principal or Interest

First Mortgages:
Ramada Inn — Tucker, GA	9.00%	2002	(b)	No	$2	$2	—
Second Mortgages:
Westin Portland — Portland, OR	11.50%	2003	(c)	Yes	2	2	—

					$4	$4	—

Intercompany Mortgage Loans
First Mortgages:
W New York — New York, NY	9.50%	2006	(d)	No	$40	$40	—
Westin Maui — Maui, HI	10.00%	2006	(e)	No	105	132	—
Westin Regina — Cancun, Mexico	9.00%	2004	(f)	No	41	41	—
Westin Regina — Los Cabos, Mexico	9.00%	2004	(f)	No	53	42	—
Westin Regina — Puerto Vallarta, Mexico	9.00%	2004	(f)	No	25	20	—
Westin Hotel — Turnberry, Scotland	10.00%	2005	(g)	No	27	17	—
Sheraton Holding Corporation Mortgage Note	10.00%	2014	(h)	No	2,489	1,289	—
Sheraton Holding Corporation Mortgage Note	8.50%	2014	(h)	No	210	210	—
Starwood Hotels & Resorts Worldwide, Inc.	8.50%	2014	(i)	No	150	150	—

					$3,140	$1,941	—

(a)	As of December 31, 2001, the aggregate cost (before allowance for loan losses) for federal income tax purposes is not significantly different from that used for book purposes.

(b)	Payment of principal and interest due monthly and based upon an 18-year amortization schedule with interest rate of 9% per annum. Principal and all accrued and unpaid interest are due June 1, 2002.

(c)	Interest only payable monthly; interest calculated based upon 11.5% interest rate, $1.8 million principal balance and actual/365-day basis. Principal and all accrued and unpaid interest are due June 4, 2003.

(d)	Interest only payable monthly; principal and all accrued and unpaid interest due October 1, 2006.

(e)	Interest only payable monthly; interest based on current principal balance and 10% interest rate. Principal balance comprised of initial advance of $105 million with additional advances up to $121 million available. Principal and all accrued and unpaid interest are due January 2006.

(f)	Interest only payable monthly; principal and all accrued and unpaid interest are due December 2004.

(g)	Interest only payable monthly; principal and all accrued and unpaid interest are due December 2005.

(h)	Interest only payable monthly; principal and all accrued and unpaid interest are due February 2014.

(i)	Interest only payable monthly; principal and all accrued and unpaid interest are due February 2014.

SCHEDULE IV (Continued)

STARWOOD HOTELS & RESORTS

RECONCILIATION OF MORTGAGE LOANS
(In millions)

	Year Ended December 31,

	2001	2000	1999

Balance at beginning of period	$1,935	$1,925	$3,189
Additions:
Accrued interest(a)	13	12	10
Deductions:
Principal repayments	(3)	(2)	(1,274)

Balance at end of period	$1,945	$1,935	$1,925

(a)	Per mortgage loan agreements, the Westin Regina — Cancun, Mexico, Westin Regina — Los Cabos, Mexico and Westin Hotel — Turnberry, Scotland are not required to pay monthly interest if the cash flows are insufficient. Thus, the Trust has accrued interest on the notes.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/ A dated December 18, 1997).
2.4	Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. (“Chess”) and ITT Corporation (incorporated by reference to Exhibit 2.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 13, 1997).
2.5	Agreement and Plan of Restructuring, dated as of September 16, 1998, and amended as of November 30, 1998, among the Corporation, ST Acquisition Trust (“ST Trust”) and the Trust (incorporated by reference to Annex A to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”)).
2.6	Form of Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated as of January 6, 1999 (incorporated by reference to Exhibit 1 to the Trust’s Registration Statement on Form 8-A filed on December 21, 1998 (the “Trust Form 8-A”), except that the following changes were made on January 6, 1999, upon the filing by the Trust and ST Trust of the Articles of Merger of ST Trust into the Trust (the “Articles of Merger”) with, and the acceptance thereof for record by, the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”): Section 6.14 specifies January 6, 1999 as the date of the Intercompany Agreement; Section 6.19.1 specifies January 6, 1999 as the date of the acceptance for record by the SDAT of the Articles of Merger; and the definition of “Intercompany Agreement” in Section 6.19.2 specifies January 6, 1999 as the date of the Intercompany Agreement).
3.2	Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 26, 1999 (incorporated by reference to Exhibit 3.2 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the Form 10-K/ A filed May 17, 1999 (as so amended, the “1998 Form 10-K”)).
3.3	Bylaws of the Trust, as amended through April 16, 1999 (incorporated by reference to Exhibit 3.3 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10-Q1”)).
3.4	Bylaws of the Corporation, as amended through March 15, 1999 (incorporated by reference to Exhibit 3 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K dated March 15, 1999 (the “March 15 Form 8-K”)).

Exhibit
Number	Description of Exhibit

4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and the Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4	Employment Agreement, dated May 24, 1999, between the Corporation and Ronald C. Brown. (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).(1)
10.5	Employment Agreement, dated March 25, 1998, between the Trust and Steven R. Goldman (incorporated by reference to Exhibit 10.11 to the 1997 Form 10-K).(1)
10.6	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement).(1)
10.7	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.8	Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the “1986 Form 10-K”)).(1)
10.9	Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(1)
10.10	Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(1)
10.11	Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K).(1)

Exhibit
Number	Description of Exhibit

10.12	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.7 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).(1)
10.13	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.8 to the 1995 Form 10-K).(1)
10.14	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the “1997 Form 10-Q2”)).(1)
10.15	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q2).(1)
10.16	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K).
10.17	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.18	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.19	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.20	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.21	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.22	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.23	Credit Agreement, dated as of September 10, 1997, between Realty Partnership and the Trust and Bankers Trust Company (“BTC”), Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (“Lehman Capital”), BankBoston, N.A., and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as amended by the Form 10-Q/ A dated November 10, 1997).
10.24	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.25	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.26	Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.27	Credit Agreement, dated as of February 23, 1998, among the Trust, Realty Partnership, the Corporation, Chess (and ITT Corporation as its successor by merger), certain additional borrowers, various lenders, BTC and The Chase Manhattan Bank (“Chase Bank”), as Administrative Agents, and Lehman Commercial Paper Inc. (“Lehman Paper”) and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated February 23, 1998 (the “ITT Form 8-K”)).
10.28	First Amendment to the Credit Agreement, dated as of March 3, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents, and the new lenders (incorporated by reference to Exhibit 10.2 to the ITT Form 8-K).
10.29	Second Amendment to the Credit Agreement, dated as of April 30, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the “1998 Form 10-Q2”)).
10.30	Third Amendment to the Credit Agreement, dated as of June 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.3 to the 1998 Form 10-Q2).
10.31	Fourth Amendment to the Credit Agreement, dated as of July 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q2).
10.32	Fifth Amendment to the Credit Agreement, dated as of August 26, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-Q3).
10.33	Sixth Amendment to the Credit Agreement, dated as of December 15, 1998, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.50 to the 1998 Form 10-K).
10.34	Seventh Amendment to the Credit Agreement, dated as of February 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.51 to the 1998 Form 10-K).
10.35	Eighth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of July 2, 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as amended by the Form 10-Q/ A filed November 16, 1999 (as so amended, the “1999 Form 10-Q3”)).
10.36	Ninth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of September 20, 1999, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-Q3).

Exhibit
Number	Description of Exhibit

10.37	Tenth Amendment to the Credit Agreement and Modification to Pledge and Security Agreement, dated as of June 12, 2000, among the Trust, Realty Partnership, the Corporation, ITT Corporation, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.43 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).
10.38	Eleventh Amendment to the Credit Agreement, dated as of November 20, 2001, among the Trust, Realty Partnership, the Corporation, Sheraton Holding, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, Lehman Paper and Bank of Montreal, as Syndication Agents, and BTC, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed December 4, 2001).
10.39	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of BTC as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.40	Second Amended and Restated Senior Secured Note Agreement, dated December 30, 1999, among the Corporation, the Trust, the guarantors listed therein, the lenders listed therein, Lehman Paper, as Arranger and Administrative Agent, and Alex Brown and Chase Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).
10.41	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.42	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.43	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).
10.44	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Capital (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.45	Aircraft Dry Lease Agreement, entered into as of February 6, 1998, between Star Flight, L.L.C. and ITT Flight Operation, Inc., as amended by First Amendment thereto, dated as of August 25, 1998 (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q3).
10.46	Form of Severance Agreement, dated December 1999, between the Corporation and each of Barry S. Sternlicht, Ronald C. Brown and Steve R. Goldman (incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K).(1)
10.47	Amended and Restated Employment Agreement, effective as of January 1, 2000, between Barry S. Sternlicht and the Company (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000). (1)
10.48	Employment Agreement, dated as of April 7, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).(1)
10.49	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).(1)

Exhibit
Number	Description of Exhibit

10.50	Form of Severance Agreement, dated as of August 14, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.56 to the 2000 Form 10-K).(1)
10.51	Employment Agreement, dated as of September 25, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.57 to the 2000 Form 10-K).(1)
10.52	Form of Severance Agreement, dated as of September 26, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K).(1)
10.53	Form of Severance Agreement, dated as of June 9, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K).(1)
10.54	Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Sheraton Desert Inn Corporation, Sheraton Tunica Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q1).
10.55	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.56	Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q2).(1)
10.57	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.58	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).(1)
10.59	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, Guarantors and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the 2001 Form 10-Q2).
10.60	Registration Rights Agreement, dated as of May 25, 2001, among the Corporation and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Form 10-Q2).
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Arthur Andersen LLP.(2)
99.1	Letter from Starwood Hotels & Resorts Worldwide, Inc. related to Arthur Andersen LLP.(2)
99.2	Letter from Starwood Hotel & Resorts related to Arthur Andersen LLP.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.