Form 10-Q
period 2002-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2002-05-15
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934

For the Quarterly Period Ended March 31, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934

For the Transition Period from                                     to

Commission File Number: 1-7959	Commission File Number: 1-6828
STARWOOD HOTELS & RESORTS WORLDWIDE, INC.	STARWOOD HOTELS & RESORTS
(Exact name of Registrant as specified in its charter)	(Exact name of Registrant as specified in its charter)
Maryland	Maryland
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)
52-1193298	52-0901263
(I.R.S. employer identification no.)	(I.R.S. employer identification no.)
1111 Westchester Avenue	1111 Westchester Avenue
White Plains, NY 10604	White Plains, NY 10604
(Address of principal executive offices, including zip code)	(Address of principal executive offices, including zip code)
(914) 640-8100	(914) 640-8100
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

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

      199,368,384 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 199,368,384 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of May 7, 2002.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. CONSOLIDATED BALANCE SHEETS
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF INCOME
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
STARWOOD HOTELS & RESORTS CONSOLIDATED BALANCE SHEETS
STARWOOD HOTELS & RESORTS CONSOLIDATED STATEMENTS OF INCOME
STARWOOD HOTELS & RESORTS CONSOLIDATED STATEMENTS OF CASH FLOWS
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. AND STARWOOD HOTELS & RESORTS NOTES TO FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS
EX-10.1

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2002.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174	$157
Accounts receivable, net of allowance for doubtful accounts of $54 and $48	409	432
Inventories	211	219
Prepaid expenses and other	121	89

Total current assets	915	897
Investments	406	400
Plant, property and equipment, net	7,735	7,835
Goodwill and intangible assets, net	2,598	2,825
Other assets	544	504

	$12,198	$12,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$1,072	$310
Accounts payable	205	225
Accrued expenses	532	556
Accrued salaries, wages and benefits	145	154
Accrued taxes and other	339	320

Total current liabilities	2,293	1,565
Long-term debt	4,494	5,249
Deferred income taxes	1,068	1,314
Other liabilities	499	494

	8,354	8,622

Minority interest	37	41

Class B exchangeable preferred shares of the Trust, at redemption value of $38.50	42	42

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 548,947 and 549,951 shares at March 31, 2002 and December 31, 2001, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 198,903,910 and 197,718,872 shares at March 31, 2002 and December 31, 2001, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 198,903,910 and 197,718,872 shares at March 31, 2002 and December 31, 2001, respectively	2	2
Additional paid-in capital	4,897	4,861
Deferred compensation	(23)	(16)
Accumulated other comprehensive income	(536)	(484)
Accumulated deficit	(577)	(609)

Total stockholders’ equity	3,765	3,756

	$12,198	$12,461

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per Share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues
Owned, leased and consolidated joint venture hotels	$752	$865
Other hotel and leisure	142	149

	894	1,014
Other revenues from managed and franchised properties	202	195

	1,096	1,209

Costs and Expenses
Owned, leased and consolidated joint venture hotels	564	596
Selling, general, administrative and other	88	99
Restructuring and other special credits, net	(2)	(1)
Depreciation	112	105
Amortization	5	22

	767	821
Other expenses from managed and franchised properties	202	195

	969	1,016

Operating income	127	193
Interest expense, net of interest income of $0 and $3	(80)	(100)
Loss on asset dispositions, net	(3)	—

	44	93
Income tax expense	(13)	(31)
Minority equity in net income	1	—

Net income	$32	$62

Earnings per Share — basic	$0.16	$0.31

Earnings per Share — diluted	$0.16	$0.30

Weighted average number of Shares	200	201

Weighted average number of Shares assuming dilution	205	207

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net income	$32	$62

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments —
Foreign currency translation arising during the period	(60)	(62)
Unrealized gains on securities, net —
Unrealized holding gains arising during the period	—	1
Derivative instruments, net —
Change in fair value of derivative instruments	8	(13)

	(52)	(74)

Comprehensive income	$(20)	$(12)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating Activities
Net income	$32	$62
Adjustments to net income:
Depreciation and amortization	117	127
Amortization of deferred loan costs	4	3
Amortization of hedge premiums	—	1
Non-cash portion of restructuring and other special credits, net	(2)	(1)
Non-cash foreign currency gains, net	(23)	(2)
Provision for doubtful accounts	1	1
Minority equity in net income	(1)	—
Equity income from unconsolidated joint ventures, net of dividends received	(4)	6
Loss on asset dispositions	3	—
Changes in working capital:
Accounts receivable	—	27
Inventories	8	(3)
Prepaid expenses and other	(27)	(22)
Accounts payable	(18)	26
Accrued expenses	29	5
Accrued salaries, wages and benefits	(9)	(48)
Accrued and deferred income taxes	(2)	42
Other, net	(31)	(27)

Cash from operating activities	77	197

Investing Activities
Purchases of plant, property and equipment	(56)	(94)
Proceeds from asset sales, net	—	21
Issuance/collection of notes receivable, net	4	(10)
Acquisitions, net of acquired cash	(7)	—
Investments	(5)	(8)
Other, net	—	(7)

Cash used for investing activities	(64)	(98)

Financing Activities
Revolving credit facility and short-term borrowings, net	(96)	(112)
Long-term debt issued	161	153
Long-term debt repaid	(44)	(49)
Dividends paid	(40)	(35)
Share repurchases	—	(36)
Other, net	24	18

Cash from (used for) financing activities	5	(61)

Exchange rate effect on cash and cash equivalents	(1)	(3)

Increase in cash and cash equivalents	17	35
Cash and cash equivalents — beginning of period	157	189

Cash and cash equivalents — end of period	$174	$224

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$49	$80

Income taxes, net of refunds	$15	$14

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3
Receivable, Corporation	44	35
Prepaid expenses and other	1	1

Total current assets	47	39
Investments, Corporation	848	848
Investments	30	30
Plant, property and equipment, net	4,163	4,201
Long-term receivables, Corporation, net	1,689	1,619
Goodwill and intangible assets, net	233	233
Other assets	14	14

	$7,024	$6,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$36	$36
Accounts payable	2	7
Accrued expenses	23	64

Total current liabilities	61	107
Long-term debt	445	447

	506	554

Minority interest	27	31

Class B exchangeable preferred shares, at redemption value of $38.50	42	42

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 548,947 and 549,951 shares at March 31, 2002 and December 31, 2001, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at March 31, 2002 and December 31, 2001	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 198,903,910 and 197,718,872 shares at March 31, 2002 and December 31, 2001, respectively	2	2
Additional paid-in capital	7,708	7,703
Accumulated deficit	(1,261)	(1,348)

Total stockholders’ equity	6,449	6,357

	$7,024	$6,984

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME

(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues
Unconsolidated joint ventures and other	$1	$1
Rent and interest, Corporation	154	166

	155	167

Costs and Expenses
Selling, general and administrative	1	1
Depreciation	54	49
Amortization	—	2

	55	52

	100	115
Interest expense, net of interest income of $0 in both periods	(9)	(10)
Loss on asset dispositions	(3)	—
Income tax expense	(1)	—

Net income	$87	$105

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating Activities
Net income	$87	$105
Adjustments to net income:
Depreciation and amortization	54	51
Equity income, net of dividends received	—	2
Loss on asset dispositions	3	—
Changes in working capital:
Receivable, Corporation	(9)	(12)
Accounts payable	(5)	(2)
Accrued expenses	(1)	—
Other, net	—	2

Cash from operating activities	129	146

Investing Activities
Purchases of plant, property and equipment	(15)	(34)
Proceeds from asset sales, net	—	21
Acquisitions, net of acquired cash	(7)	—
Long-term receivables, Corporation	(70)	(98)

Cash used for investing activities	(92)	(111)

Financing Activities
Long-term debt repaid	(2)	(2)
Dividends paid	(40)	(35)
Dividends paid to Corporation	—	(1)
Other, net	4	(1)

Cash used for financing activities	(38)	(39)

Decrease in cash and cash equivalents	(1)	(4)
Cash and cash equivalents — beginning of period	3	9

Cash and cash equivalents — end of period	$2	$5

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$8	$9

Income taxes	$1	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

      The accompanying consolidated balance sheets as of March 31, 2002 and December 31, 2001 and the consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2002 and 2001 represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation and its subsidiaries and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

      The Trust was formed in 1969 and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. The Corporation was formed by the Trust in 1980. As a result of a reorganization of the Corporation and the Trust in January 1999, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding Class A shares of beneficial interest of the Trust. Each outstanding common share of beneficial interest of the Trust was converted to one non-voting share of beneficial interest of the Trust, which with the outstanding shares of common stock of the Corporation, trade together on a one-to-one basis (“Shares”).

      The Company is one of the largest hotel and leisure companies in the world and the Trust is one of the largest REITs in the United States. The Company’s principal business is hotel and leisure, which is comprised of a worldwide hospitality network of more than 740 full-service hotels as well as vacation ownership resorts primarily serving two markets: luxury and upscale. The Company’s hotel operations are represented in nearly every major world market.

      The Corporation, through its subsidiaries, is the general partner of, and held, as of March 31, 2002, an aggregate 97.9% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.2% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of March 31, 2002. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At March 31, 2002, there were approximately 5.9 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.     Significant Accounting Policies

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for net income assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended March 31,

	2002			2001

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Net income	$32			$62
Dividends on Class A EPS(1) and Class B EPS(2)	—			—

Basic earnings	32	200	$0.16	62	201	$0.31

Effect of dilutive securities:
Employee options and restricted stock awards	—	5		—	6
Class A EPS and Class B EPS	—	—		—	—

Diluted earnings	$32	205	$0.16	$62	207	$0.30

(1)	Class A Exchangeable Preferred Shares
(2)	Class B Exchangeable Preferred Shares

     Recently Issued Accounting Standards. In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This statement eliminates the exception to classifying all gains and losses related to the extinguishment of debt as extraordinary items. As a result, such gains and losses may only be classified as extraordinary if they are both unusual and infrequent. The Company has elected to early adopt the new rules as they relate to the early extinguishment of debt completed in April 2002. In connection with this repayment of debt and the anticipated refinancing of the remaining senior credit facility, the Company expects to incur approximately $30 million of one-time charges, primarily associated with the termination of interest rate swap agreements discussed in Note 4.

      In response to a FASB staff announcement in November 2001, the Company recorded the reimbursements of costs incurred on behalf of managed hotel properties and franchises received as other revenues from managed and franchised properties and the costs incurred on behalf of managed hotel property owners and franchisees as other expenses from managed and franchised properties in the first quarter of 2002. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Comparative financial statements for the prior period were reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance will have no effect on the operating income, total or per Share net income, cash flows or financial position of the Company.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The new rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and became effective January 1, 2002. The new rules provide a single accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. This statement also modifies accounting and disclosure requirements for discontinued operations. The adoption of SFAS No. 144 did not have a material impact on the Company.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this guidance, the Company has ceased amortizing goodwill and intangible assets with indefinite lives. Intangible assets with finite lives continue to amortize on a straight-line basis over their respective useful lives. In connection with the adoption of this standard, the Company has completed its initial recoverability test on goodwill and intangible assets by comparing fair value to net book value, which did not result in any impairment write-downs.

      Net income, basic earnings per Share and diluted earnings per Share for the three months ended March 31, 2002 and 2001, respectively, adjusted to exclude amortization expense no longer required due to the adoption of SFAS No. 142, are as follows (net of tax, in millions, except per Share data):

	Three Months Ended
	March 31,

	2002	2001

Reported net income	$32	$62
Add back: goodwill amortization	—	15
Add back: trademarks and trade names amortization	—	1

Adjusted net income	$32	$78

Reported earnings per Share — basic	$0.16	$0.31
Add back: goodwill amortization	—	0.07
Add back: trademarks and trade names amortization	—	0.01

Adjusted earnings per Share — basic	$0.16	$0.39

Reported earnings per Share — diluted	$0.16	$0.30
Add back: goodwill amortization	—	0.07
Add back: trademarks and trade names amortization	—	0.01

Adjusted earnings per Share — diluted	$0.16	$0.38

      During the first quarter of 2002, as a result of the implementation of SFAS No. 142, deferred tax liabilities established in 1999 were overstated by $223 million, and thereby goodwill and deferred tax liabilities were reduced by such amounts. Goodwill was further reduced by $2 million due to the impact of foreign currency translation adjustments.

      There were no material acquisitions resulting in goodwill or intangible assets during the three-month period ended March 31, 2002. As of March 31, 2002, net goodwill balance and net trademarks and trade names balance are $2.241 billion and $204 million, respectively. The components of intangible assets with finite lives as of March 31, 2002 consist of the following (in millions):

	Gross Carrying	Accumulated
	Amount	Amortization

Management and franchise agreements	$144	$26
Other	49	14

	$193	$40

      Amortization expense of $3 million related to intangible assets with finite lives was recorded during the three-month period ended March 31, 2002. Amortization expense relating to these assets is expected to be $12 million for the year ended December 31, 2002 and $12 million for each of the fiscal years 2003 through 2007.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 3.     Restructuring and Other Special Charges

      During the first quarter of 2002, the Company recorded a $2 million reversal of restructuring and other special charges related to a sale of its investment in an e-business venture previously deemed impaired and the collections of receivables which were previously deemed uncollectible.

      During the first quarter of 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the market conditions for the technology sector at the time and management’s assessment that these investments were permanently impaired. This charge was offset by the reversal of a $20 million bad debt charge taken in 1998 relating to a note receivable which previously had not been fully performing.

      The Company had remaining accruals related to restructuring and other special charges of $93 million at March 31, 2002 and $98 million at December 31, 2001, of which $22 and $21 million, respectively, is included in other liabilities in the accompanying consolidated balance sheets for March 31, 2002 and December 31, 2001. At March 31, 2002 and December 31, 2001, these accruals consist of $64 million and $65 million, respectively, for certain litigation costs and $29 million and $33 million, respectively, primarily related to remaining lease commitments which expire through 2006.

Note 4.     Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest expense. At March 31, 2002, the Company had five outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest (the “Interest Rate Swap Agreements”). The aggregate notional amount of the Interest Rate Swap Agreements was approximately $897 million and the estimated unrealized loss was approximately $21.1 million as of March 31, 2002. The unrealized loss represented the fair value of the Interest Rate Swap Agreements. These agreements were to mature at various dates from November 2002 through February 2003 and, upon maturity, any unrealized gains or losses would have been reclassified into earnings.

      In April 2002, the Company sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012 (the “Senior Notes Offering”). The Company used the proceeds to repay all of its senior secured notes facility and a portion of its senior credit facility. Four of the five existing Interest Rate Swap Agreements discussed above were in place to manage the variability of cash flows associated with these facilities. Accordingly, also in April 2002, the Company terminated these four Interest Rate Swap Agreements (with a notional amount of $850 million) and will realize a net loss of approximately $23 million in the second quarter of 2002 associated with this early termination.

      At March 31, 2002, the Company also had three outstanding interest rate swap agreements under which the Company pays a floating rate and receives a fixed rate of interest (the “Fair Value Swaps”). The aggregate notional amount of the Fair Value Swaps was $450 million and the estimated unrealized loss was approximately $4.9 million at March 31, 2002. The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in November 2005. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. In connection with the Senior Notes Offering, the Company entered into two additional Fair Value Swaps with an aggregate notional amount of $600 million which mature in May 2007.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company also enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. At March 31, 2002, the Company had two forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges of approximately $11 million. These contracts mature from July through October 2002 and have all been deemed effective.

      The Company does not expect its remaining derivative financial instruments to significantly impact earnings for the next twelve months.

Note 5.     Business Segment Information

      The Company has one operating segment, hotel and leisure. The hotel and leisure segment represents a worldwide network of owned, leased and consolidated joint venture hotels and vacation ownership resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W® and Four Points® by Sheraton. This segment also includes hotels and resorts operated or flagged under these brand names in exchange for management and/or franchise fees. Also included are earnings from the Company’s interest in unconsolidated joint ventures and from the development and sale of vacation ownership interests.

      The performance of the hotel and leisure segment is evaluated primarily on operating income before corporate selling, general and administrative expense, interest expense, gains and losses on asset dispositions and restructuring and other special charges. The Company does not allocate these items to the segment.

      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segment (in millions):

	Three Months Ended
	March 31,

	2002	2001

Revenues(1)	$894	$1,014

Operating income(2)	$154	$214

Capital expenditures	$56	$94

	March 31,	December 31,
	2002	2001

Assets:
Hotel and leisure	$12,091	$12,352
Corporate	107	109

	$12,198	$12,461

(1)	Balance excludes other revenues from managed and franchised properties costs of $202 million and $195 million for the three months ended March 31, 2002 and 2001, respectively.

(2)	The following costs are not allocated to hotel and leisure in evaluating operating income:

	Three Months
	Ended March 31,

	2002	2001

Corporate selling, general and administrative	$29	$22
Restructuring and other special credits, net	$(2)	$(1)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.     Commitments and Contingencies

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners or partners in hotel or resort ventures whereby the Company has a management or franchise agreement. Loans outstanding under this program totaled $152 million at March 31, 2002. Unfunded commitments aggregating $26 million were outstanding at March 31, 2002, of which $12 million are expected to be funded in 2002 and $14 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. At March 31, 2002, loan guarantees totaled $153 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland hotel in Arizona, which is scheduled to open at the end of 2002; and the Westin in Charlotte, North Carolina, which is scheduled to open at the end of 2002. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any funding under these loan guarantees in 2002, as all projects are well capitalized.

      Furthermore, in order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to abandon a contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of March 31, 2002, the Company had six management contracts with performance guarantees with possible cash outlays of up to $68 million, $50 million of which, if required, would be funded over a period of 25 years. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure clauses and acts of war and terrorism. The Company does not anticipate any funding under the performance guarantees in 2002. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2002.

      Litigation. From time to time in the course of general business activities, the Company becomes involved in legal disputes and proceedings. The Company does not expect the resolution of these matters to have a material adverse affect on the financial position or on the results of operations and cash flows of the Company, except as disclosed in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2001 incorporated herein by reference. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.     Supplementary Financial Information

      The following table presents systemwide revenues(1) and a reconciliation of operating income to EBITDA(2) (in millions):

	Three Months Ended
	March 31,

	2002	2001

Systemwide revenues	$1,880	$2,152

Operating income	$127	$193
Depreciation(3)	118	112
Amortization(3)	5	22
Interest expense of unconsolidated joint ventures	4	6
Interest income	—	3
Restructuring and other special credits, net	(2)	(1)
Foreign exchange gain from Argentina	(24)	—

EBITDA	$228	$335

(1)	Systemwide revenues include gross operating revenues generated by owned, leased, consolidated joint venture and managed hotels.

(2)	EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Special items and gains and losses from asset dispositions are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

(3)	Includes depreciation and amortization expense of unconsolidated joint ventures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: general real estate, travel and national and international economic conditions, including the severity and duration of the downturn resulting from the September 11, 2001 terrorist attacks on New York, Washington, D.C. and Pennsylvania; the continued ability of the Trust to qualify for taxation as a REIT; Starwood’s ability to attract and retain personnel; identification, completion, terms and timing of future acquisitions and dispositions; the availability and terms of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management or franchise agreements and to obtain new agreements on favorable terms; competition within the hotel and leisure industry; the cyclicality of the real estate business and the hotel and leisure business; foreign exchange fluctuations and exchange control restrictions; political and financial conditions and uncertainties in countries in which Starwood owns or operates properties; changes in current laws, rules or regulations of governmental or other regulatory bodies; risks associated with Starwood’s level of indebtedness; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, investments, plant, property and equipment, goodwill and intangible assets, income taxes, financing operations, frequent guest program liability, self-insurance claims payable, restructuring costs, retirement benefits and contingencies and litigation.

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

      The following discussion presents an analysis of results of our operations for the three months ended March 31, 2002 and 2001.

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

Continuing Operations

      The Company’s operating results for the first quarter of 2002 were significantly impacted by the weakened worldwide economic environment which has resulted in a dramatic slowdown in business and international travel. The decrease in business transient demand, when compared to the first quarter of 2001, had an adverse impact on the Company’s majority owned hotels, many of which are located in major urban markets. Operating results were also adversely impacted by the shift of the negative impact of the Passover and Easter holidays from the second quarter in 2001 to the first quarter of 2002.

      Revenues. Total revenues, excluding other revenues from managed and franchised properties (“Total Revenues”), decreased 11.8% from $1.014 billion to $894 million for the three months ended March 31, 2002 when compared to the corresponding period in 2001. The decrease in Total Revenues reflects a 13.1% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $752 million for the three months ended March 31, 2002 when compared to $865 million in the corresponding period of 2001 and a slight decrease in other hotel and leisure revenues to $142 million for the three months ended March 31, 2002 when compared to $149 million in the corresponding period of 2001.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s hotels owned during both periods (“Comparable Owned Hotels”) (158 hotels for the three months ended March 31, 2002 and 2001, excluding 3 hotels sold and 7 hotels without comparable results during 2001 and 2002). Revenues at the Company’s Comparable Owned Hotels decreased 15.9% to $719 million for the three months ended March 31, 2002 when compared to the same period of 2001 due primarily to a decrease in revenue per available room (“REVPAR”), offset, in part, by revenues generated by the W Times Square, which opened in late December 2001, and the acquisition of the 50% interest in Sheraton Toronto Centre not owned in the first quarter of 2001. REVPAR at the Company’s 152 owned, leased and consolidated joint venture hotels (excluding 3 hotels sold and 13 hotels under significant renovation or for which comparable results are not available for the three months ended March 31, 2002 and 2001) (“Same-Store Owned Hotels”) decreased 16.2% to $91.47 for the three months ended March 31, 2002 when compared to the corresponding 2001 period. The decrease in REVPAR at these 152 Same-Store Owned Hotels was attributed to a decrease in occupancy to 60.9% from 66.6% in the three months ended March 31, 2002 when compared to the same period of 2001. Average daily rate (“ADR”) at these Same-Store Owned Hotels decreased to $150.25 for the three months ended March 31, 2002 compared to $163.86 for the corresponding 2001 period. REVPAR at Same-Store Owned Hotels in North America decreased 15.3% for the three months ended March 31, 2002 when compared to the same period of 2001. As discussed above, the decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 19.5% for the three months ended March 31, 2002 when compared to the same period of 2001, was also impacted by weakened global economies, the unfavorable effect of foreign currency translation and adverse political and economic conditions. REVPAR for Same-Store Owned Hotels in Europe decreased 8.4% excluding the unfavorable effect of foreign currency translation.

      The decrease in other hotel and leisure revenues, for the three months ended March 31, 2002 when compared to the same period in 2001, resulted from lower management fees, primarily due to reduced incentive management fees, and equity earnings from joint ventures as a result of the previously discussed weakened global economies, offset by the increase in vacation ownership interest (“VOI”) sales.

      EBITDA. Total Company EBITDA decreased $107 million to $228 million as of March 31, 2002, primarily due to EBITDA declines at the Company’s owned, leased and consolidated joint venture hotels. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $81 million or 30.1% to $188 million for the three months ended March 31, 2002 when compared to the corresponding period in 2001. This decrease was primarily due to an $81 million or 29.8% decrease in EBITDA at the Company’s Comparable Owned Hotels to $190 million. The decrease in EBITDA at these hotels was primarily due to the $62 million decrease in EBITDA over the same period in 2001 at the Company’s Comparable Owned Hotels in North America resulting primarily from the weakened global economies as discussed earlier.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $88 million and $99 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in selling, general, administrative and other expenses is due primarily to the $24 million foreign exchange gain resulting from the devaluations of the Argentine Peso and realized benefits associated with the cost control efforts initiated during the latter part of 2001, offset by increased expenses commensurate with higher VOI sales.

      Restructuring and Other Special Charges. During the three months ended March 31, 2002, the Company recorded a $2 million reversal of restructuring and other special charges related to the sale of the Company’s investment in an e-business venture previously deemed impaired and the collection of receivables which were previously deemed uncollectible.

      During the first quarter of 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the market conditions for the technology sector at the time and management’s assessment that these investments were permanently impaired. This charge was offset by the reversal of a $20 million bad debt restructuring charge taken in 1998 relating to a note receivable which previously had not been fully performing.

      Depreciation and Amortization. Depreciation expense increased to $112 million in the three months ended March 31, 2002 compared to $105 million in the corresponding period of 2001. The increase was due to additional depreciation resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense decreased to $5 million in the three months ended March 31, 2002 compared to $22 million in the corresponding period of 2001. The decrease in amortization expense was primarily attributable to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in a $19 million pretax reduction in amortization expense.

      Net Interest Expense. Interest expense for the three months ended March 31, 2002 and 2001, which is net of interest income of $0 million and $3 million, respectively, decreased to $80 million from $100 million. This decrease was due primarily to lower interest rates compared to the first quarter of 2001 and the impact of certain financing transactions, including the issuance of zero coupon convertible debt in May 2001. The Company’s weighted average interest rate was 5.26% at March 31, 2002 versus 6.94% at March 31, 2001.

      Income Tax Expense. The effective income tax rate for the first quarter of 2002 decreased to 29.2% compared to 33.0% in the corresponding quarter in 2001. Excluding the net benefit of $23 million of special items primarily related to a non-cash foreign exchange gain of approximately $24 million (pretax) resulting from the devaluation of the Argentine Peso, taxed at the marginal tax rate of 35.0%, the Company’s tax rate would have been 22.3% in the first quarter of 2002. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company’s revenues historically have generally been lower in the first quarter than in the second, third or fourth quarters.

Same-Store Owned Hotels Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood’s hotel revenues. Starwood expects to continue renovating its owned, leased and consolidated joint venture hotels as it pursues its brand and quality strategies.

      The following table summarizes REVPAR, ADR and average occupancy for the Company’s Same-Store Owned Hotels for the three months ended March 31, 2002 and 2001. The results for the three months ended March 31, 2002 and 2001 represent results for 152 owned, leased and consolidated joint venture hotels

(excluding 3 that were sold and 13 hotels under significant renovation or for which comparable results are not available).

	Three Months Ended
	March 31,

	2002	2001	Variance

Worldwide (152 hotels with approximately 53,000 rooms)
REVPAR	$91.47	$109.20	(16.2)%
ADR	$150.25	$163.86	(8.3)%
Occupancy	60.9%	66.6%	(5.8)
North America (111 hotels with approximately 40,000 rooms)
REVPAR	$93.94	$110.86	(15.3)%
ADR	$152.43	$165.24	(7.8)%
Occupancy	61.6%	67.1%	(5.5)
International (41 hotels with approximately 13,000 rooms)
REVPAR	$83.67	$103.94	(19.5)%
ADR	$142.97	$159.36	(10.3)%
Occupancy	58.5%	65.2%	(6.7)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. Despite the weakened global economies, the Company anticipates that cash flow provided by operating activities will be sufficient to service these cash requirements. The Company is currently evaluating the timing and level of future dividends. The Company believes that existing borrowing availability, together with additional borrowings, will be adequate to meet all funding requirements for the foreseeable future.

Cash Flow from Investing and Financing Activities

      In limited cases, the Company has made loans to owners or partners in hotel or resort ventures whereby the Company has a management or franchise agreement. Loans outstanding under this program totaled $152 million at March 31, 2002. The Company evaluates these loans for impairment, and at March 31, 2002, believes these loans are collectible. Unfunded commitments aggregating $26 million were outstanding at March 31, 2002, of which $12 million are expected to be funded in 2002 and $14 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. At March 31, 2002, loan guarantees totaled $153 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland hotel in Arizona, which is scheduled to open at the end of 2002; and the Westin in Charlotte, North Carolina, which is scheduled to open at the end of 2002. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any funding under these loan guarantees in 2002, as all projects are well capitalized.

      Furthermore, in order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to abandon a contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of March 31, 2002, the Company had six management contracts with performance guarantees with possible cash outlays of up to $68 million, $50 million of which, if required, would be funded over a period of 25 years. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure clauses and acts of war and terrorism. The Company does not anticipate any funding under the performance guarantees in 2002. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2002.

      The Company had the following contractual obligations outstanding as of March 31, 2002 (in millions):

		Due in Less
		Than	Due in	Due in	Due After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt(1)	$5,564	$1,070	$1,120	$556	$2,818
Capital lease obligations	2	2	—	—	—
Operating lease obligations	1,170	79	145	131	815
Unconditional purchase obligations(2)	196	71	99	26	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$6,932	$1,222	$1,364	$713	$3,633

(1)	Reflects maturities after giving effect to the $1.5 billion Senior Notes Offering completed in April 2002. See below for further discussion.

(2)	The Company’s owned, managed and franchised hotels participate in various national purchasing agreements. As these agreements do not require specific purchasing thresholds for the Company or the Company’s owned, leased and consolidated joint venture hotels, no such amounts are reflected above.

     The Company had the following commercial commitments outstanding as of March 31, 2002 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$61	$56	$—	$—	$5
Hotel loan guarantees	153	—	78	45	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$214	$56	$78	$45	$35

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

      Following is a summary of the Company’s debt portfolio as of March 31, 2002:

	Amount
	Outstanding at		Interest Rate at	Average
	March 31, 2002	Interest Terms	March 31, 2002	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Five-Year Term Loan	$775	LIBOR + 0.725%	2.60%	6.0 years	(a)
Term Loan Add-On	423	LIBOR + 1.25%	3.13%	7.8 years	(a)
Revolving Credit Facility	560	LIBOR + 0.725%	2.60%	0.9 years
Senior Secured Notes Facility	500	LIBOR + 2.75%	4.63%	7.8 years	(a)
Euro Loan	392	Euribor + 1.95%	5.40%	1.2 years
Mortgages and Other	296	Various	5.32%	2.3 years
Interest Rate Swaps	(447)		1.81%	—

Total/Average	2,499		4.00%	4.6 years

Fixed Rate Debt
Sheraton Holding Public Debt	1,292		7.08%	9.0 years
Convertible Senior Notes — Series A	202		1.00%	0.9 years
Convertible Senior Notes — Series B	308		3.25%	2.2 years
Mortgages and Other	818		7.36%	9.8 years
Interest Rate Swaps	447		6.55%	—

Total/Average	3,067		6.29%	7.8 years

Total Debt
Total Debt and Average Terms	$5,566		5.26%	6.1 years

(a)	Average maturity was adjusted to give effect to the $1.5 billion Senior Notes Offering discussed below, the proceeds of which were primarily used to refinance all or a portion of these facilities.

     Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $482 million at March 31, 2002), available borrowings from international revolving lines of credit (approximately $75 million at March 31, 2002), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. Starwood has a substantial amount of indebtedness and had a working capital deficiency of $1.378 billion at March 31, 2002, including $1.072 billion of current maturities of long-term debt, after giving effect to the April Senior Notes Offering discussed below. The Company expects to refinance the remaining amounts outstanding under the senior credit facility over the coming months. There can be no assurance that the Company will be able to refinance its indebtedness and, if so, on favorable terms, nor can there be assurance that the Company’s business will continue to generate cash flow at or above historical levels or that currently anticipated improvements will be achieved.

      In April 2002, the Company sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012 (the “Senior Notes Offering”). The Company used the proceeds to repay all of its senior secured notes facility and a portion of its senior credit facility. In connection with the repayment of debt and the anticipated refinancing of the remaining senior credit facility, the Company expects to incur approximately $30 million of one-time charges. These charges relate to the write-off of deferred financing costs, termination fees for the early extinguishment of debt, and the terminated interest rate swap agreements associated with the repaid debt discussed in Note 4 to the financial statements.

      In December 2001, the Company entered into an 18-month 450 million Euro loan with an interest rate of Euribor plus 195 basis points. The proceeds of the Euro loan were drawn down in two tranches; the first 270 million Euros was drawn down in December and used to repay the previously outstanding 270 million Euro facility and the remaining 180 million Euros was drawn down in January 2002 and the proceeds were used to pay down a portion of the Company’s domestic revolving credit facility.

      In May 2001, the Company sold an aggregate face amount of $816 million zero coupon convertible senior notes due 2021. The notes had an initial blended yield to maturity of 2.35%. The notes, consisting of two series, are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. On May 25, 2002, each holder of Series A Notes may require the Company to purchase the notes, subject to certain conditions. Total Series A Notes that may be presented to the Company on May 25, 2002 is approximately $202 million. The Company intends to purchase any Series A Notes presented to the Company with cash. Holders of Series B Notes may first present their aggregate notes of approximately $330 million to the Company in May 2004. The Company received gross proceeds from these sales of approximately $500 million, which was used to repay a portion of its Senior Secured Notes that bore interest at LIBOR plus 275 basis points.

      If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest on or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and leisure industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control, including the severity and duration of the current economic downturn. There can be no assurance that sufficient funds will be available to enable Starwood to service its indebtedness or to make necessary capital expenditures, marketing and advertising program expenditures and other discretionary investments.

Stock Sales and Repurchases

      The Company did not repurchase any Shares in the open market during the three months ended March 31, 2002. On April 2, 2001, the Company’s Board of Directors authorized the repurchase, in addition to the existing Share program, of up to an additional $500 million of Shares, subject to the terms of the senior credit facility. At March 31, 2002, remaining availability under the Share Repurchase Program was $633 million.

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

Item 2.	Changes in Securities and Use of Proceeds.

      The Company did not repurchase any Shares in the open market during the three months ended March 31, 2002.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Addendum to Robert F. Cotter Offer Letter, effective as of February 16, 2002.(1)

(1)	Filed herewith.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.	STARWOOD HOTELS & RESORTS
By: /s/ RONALD C. BROWN Ronald C. Brown Executive Vice President and Chief Financial Officer	By: /s/ RONALD C. BROWN ------------------------------------------------ Ronald C. Brown Vice President and Chief Financial and Accounting Officer

Date: May 7, 2002

INDEX TO EXHIBITS

Exhibits

10.1	Addendum to Robert F. Cotter Offer Letter, effective as of February 16, 2002.(1)

(1)	Filed herewith.