Form 10-Q
period 2002-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2002-08-14
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number: 1-7959	Commission File Number: 1-6828

STARWOOD HOTELS & RESORTS WORLDWIDE, INC	STARWOOD HOTELS & RESORTS
(Exact name of Registrant as specified in its charter)	(Exact name of Registrant as specified in its charter)

Maryland	Maryland
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

52-1193298	52-0901263
(I.R.S. employer identification no.)	(I.R.S. employer identification no.)

1111 Westchester Avenue White Plains, NY 10604	1111 Westchester Avenue White Plains, NY 10604
(Address of principal executive offices, including zip code)	(Address of principal executive offices, including zip code)

(914) 640-8100	(914) 640-8100
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

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

      199,429,089 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 199,429,089 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of August 6, 2002.

Item 1. Financial Statements.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
Note 1. Basis of Presentation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
Index to Exhibits
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-99.1
EX-99.2
EX-99.3
EX-99.4
EX-99.5

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2002.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$196	$157
Accounts receivable, net of allowance for doubtful accounts of $52 and $48	427	432
Inventories	209	219
Prepaid expenses and other	152	89

Total current assets	984	897
Investments	437	400
Plant, property and equipment, net	7,795	7,835
Goodwill and intangible assets, net	2,575	2,825
Other assets	511	504

	$12,302	$12,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$1,388	$310
Accounts payable	229	225
Accrued expenses	579	549
Accrued salaries, wages and benefits	171	161
Accrued taxes and other	253	320

Total current liabilities	2,620	1,565
Long-term debt	4,109	5,249
Deferred income taxes	1,004	1,314
Other liabilities	475	494

	8,208	8,622

Minority interest	36	41

Exchangeable units and Class B preferred shares, at redemption value of $38.50	51	52

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 494,121 and 549,951 shares at June 30, 2002 and December 31, 2001, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 199,458,519 and 197,718,872 shares at June 30, 2002 and December 31, 2001, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 199,458,519 and 197,718,872 shares at June 30, 2002 and December 31, 2001, respectively	2	2
Additional paid-in capital	4,899	4,851
Deferred compensation	(21)	(16)
Accumulated other comprehensive income	(478)	(484)
Accumulated deficit	(397)	(609)

Total stockholders’ equity	4,007	3,746

	$12,302	$12,461

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Owned, leased and consolidated joint venture hotels	$860	$930	$1,612	$1,795
Other hotel and leisure	172	180	314	329

	1,032	1,110	1,926	2,124
Other revenues from managed and franchised properties	200	197	402	392

	1,232	1,307	2,328	2,516
Costs and Expenses
Owned, leased and consolidated joint venture hotels	606	618	1,170	1,214
Selling, general, administrative and other	107	108	195	207
Restructuring and other special credits, net	(1)	—	(3)	(1)
Depreciation	116	107	228	212
Amortization	5	23	10	45

	833	856	1,600	1,677
Other expenses from managed and franchised properties	200	197	402	392

	1,033	1,053	2,002	2,069
Operating income	199	254	326	447
Interest expense, net of interest income of $1, $4, $1 and $7	(110)	(101)	(190)	(201)
Gain (loss) on asset dispositions	(1)	1	(4)	1

	88	154	132	247
Income tax expense	(11)	(45)	(24)	(76)
Minority equity in net income	(1)	(2)	—	(2)

Income from continuing operations	76	107	108	169
Discontinued operations	104	—	104	—

Net income	$180	$107	$212	$169

Earnings Per Share — Basic
Continuing operations	$0.38	$0.53	$0.54	$0.84
Discontinued operations	0.51	—	0.52	—

Net income	$0.89	$0.53	$1.06	$0.84

Earnings per Share — Diluted
Continuing operations	$0.37	$0.52	$0.52	$0.82
Discontinued operations	0.50	—	0.51	—

Net income	$0.87	$0.52	$1.03	$0.82

Weighted average number of Shares	201	201	201	201

Weighted average number of Shares assuming dilution	206	207	206	207

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$180	$107	$212	$169
Other comprehensive income (loss), net of taxes:
Foreign currency translation arising during the period	41	(17)	(19)	(79)
Unrealized gains on securities, net
Unrealized holding gains arising during the period	3	1	3	2
Derivative instruments, net —
Change in fair value of derivative instruments	(1)	—	7	(13)
Early termination of derivative instruments	15	—	15	—

	58	(16)	6	(90)

Comprehensive income	$238	$91	$218	$79

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating Activities
Net income	$212	$169
Exclude:
Discontinued Operations	(104)	—

Income from continuing operations	108	169
Adjustments to income from continuing operations:
Depreciation and amortization	238	257
Amortization of deferred loan costs	8	6
Amortization of hedge premiums	—	2
Non-cash portion of restructuring and other special credits, net	(3)	(1)
Non-cash foreign currency gains, net	(33)	(4)
Provision for doubtful accounts	4	2
Minority equity in net income	—	2
Equity income from unconsolidated joint ventures, net of dividends received	(11)	6
Gain on sale of VOI notes receivable	(9)	(8)
Loss on asset dispositions	4	(1)
Changes in working capital:
Accounts receivable	(2)	7
Inventories	16	(1)
Prepaid expenses and other	(65)	(25)
Accounts payable	(14)	20
Accrued expenses	85	21
Accrued salaries, wages and benefits	5	(33)
Accrued and deferred income taxes	(23)	32
Other, net	61	(48)

Cash from operating activities	369	403

Investing Activities
Purchases of plant, property and equipment	(110)	(204)
Proceeds from asset sales, net	5	21
Issuance/collection of notes receivable, net	2	(14)
Acquisitions, net of acquired cash	(7)	(45)
Investments	(6)	(49)
Other, net	(2)	(18)

Cash used for investing activities	(118)	(309)

Financing Activities
Revolving credit facility and short-term borrowings, net	(75)	(101)
Long-term debt issued	1,662	755
Long-term debt repaid	(1,763)	(624)
Dividends paid	(40)	(75)
Share repurchases	—	(42)
Other, net	—	29

Cash used for financing activities	(216)	(58)

Exchange rate effect on cash and cash equivalents	4	(4)

Increase in cash and cash equivalents	39	32
Cash and cash equivalents — beginning of period	157	189

Cash and cash equivalents — end of period	$196	$221

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$154	$204

Income taxes, net of refunds	$49	$63

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3
Receivable, Corporation	36	35
Prepaid expenses and other	1	1

Total current assets	39	39
Investments, Corporation	848	848
Investments	30	30
Plant, property and equipment, net	4,118	4,201
Long-term receivables, Corporation, net	1,830	1,619
Goodwill and intangible assets, net	233	233
Other assets	9	14

	$7,107	$6,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$36	$36
Accounts payable	2	7
Accrued expenses	22	64

Total current liabilities	60	107
Long-term debt	443	447

	503	554

Minority interest	27	31

Exchangeable units and Class B preferred shares, at redemption value of $38.50	48	48

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 494,121 and 549,951 shares at June 30, 2002 and December 31, 2001, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at June 30, 2002 and December 31, 2001	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 199,458,519 and 197,718,872 shares at June 30, 2002 and December 31, 2001, respectively	2	2
Additional paid-in capital	7,704	7,697
Accumulated deficit	(1,177)	(1,348)

Total stockholders’ equity	6,529	6,351

	$7,107	$6,984

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME

(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Unconsolidated joint ventures and other	$—	$—	$1	$1
Rent and interest, Corporation	150	166	304	332

	150	166	$305	333

Costs and Expenses
Selling, general and administrative	1	1	2	2
Depreciation	54	51	108	100
Amortization	—	1	—	3

	55	53	110	105

	95	113	195	228
Interest expense, net of interest income of $0 in all periods	(9)	(9)	(18)	(19)
Loss on asset dispositions	—	—	(3)	—
Income tax expense	(2)	(1)	(3)	(1)
Minority equity in net income	—	(1)	—	(1)

Net income	$84	$102	$171	$207

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating Activities
Net income	$171	$207
Adjustments to net income:
Depreciation and amortization	108	103
Minority equity in net income	—	1
Equity income, net of dividends received	—	2
Loss on asset dispositions	3	—
Changes in working capital:
Receivable, Corporation	(211)	(176)
Accounts payable	(5)	(2)
Accrued expenses	(2)	1
Other, net	5	3

Cash from operating activities	69	139

Investing Activities
Purchases of plant, property and equipment	(30)	(83)
Proceeds from asset sales, net	5	21
Long-term receivables, Corporation	(7)	—
Other, net	—	1

Cash used for investing activities	(32)	(61)

Financing Activities
Long-term debt repaid	(4)	(4)
Dividends paid	(40)	(75)
Dividends paid to Corporation	—	(2)
Share repurchases	—	(5)
Other, net	6	4

Cash used for financing activities	(38)	(82)

Decrease in cash and cash equivalents	(1)	(4)
Cash and cash equivalents — beginning of period	3	9

Cash and cash equivalents — end of period	$2	$5

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$17	$19

Income taxes	$2	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The accompanying consolidated balance sheets as of June 30, 2002 and December 31, 2001 and the consolidated statements of income, comprehensive income and cash flows for the three and six months ended June 30, 2002 and 2001 represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation and its subsidiaries and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of June 30, 2002, an aggregate 98.0% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.2% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of June 30, 2002. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At June 30, 2002, there were approximately 5.8 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2. Significant Accounting Policies

      Earnings Per Share. The following represents a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Three Months Ended June 30,

	2002			2001

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations	$76			$107
Dividends on Class A EPS(1) and Class B EPS(2)	—			—

Basic earnings	$76	201	$0.38	$107	201	$0.53

Effect of dilutive securities:
Employee options and restricted stock awards	—	5		—	6
Class A EPS and Class B EPS	—	—		—	—

Diluted earnings	$76	206	$0.37	$107	207	$0.52

	Six Months Ended June 30,

	2002			2001

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations	$108			$169
Dividends on Class A EPS and Class B EPS	—			—

Basic earnings	$108	201	$0.54	$169	201	$0.84

Effect of dilutive securities:
Employee options and restricted stock awards	—	5		—	6
Class A EPS and Class B EPS	—	—		—	—

Diluted earnings	$108	206	$0.52	$169	207	$0.82

(1)	Class A Exchangeable Preferred Shares

(2)	Class B Exchangeable Preferred Shares

     Recently Issued Accounting Standards. In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This statement eliminates the exception to classifying all gains and losses related to the extinguishment of debt as extraordinary items. As a result, such gains and losses may only be classified as extraordinary if they are both unusual and infrequent. The Company has elected to early adopt the new rules. In connection with the early extinguishment of debt in April 2002, the Company incurred approximately $29 million of one-time charges, primarily associated with the termination of interest rate swap agreements discussed in Note 6. The Company recorded these charges in interest expense in the second quarter of 2002. The Company also reclassified early debt extinguishment costs of $9 million previously recorded as an extraordinary item for prior periods to conform to the current year presentation.

      In response to a FASB staff announcement in November 2001, the Company began recording the reimbursements of costs incurred on behalf of managed hotel properties and franchisees received as other

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

revenues from managed and franchised properties and the costs incurred on behalf of managed hotel property owners and franchisees as other expenses from managed and franchised properties in the first quarter of 2002. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Comparative financial statements for the prior period were reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on the operating income, total or per Share net income, cash flows or financial position of the Company.

      Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this guidance, the Company has ceased amortizing goodwill and intangible assets with indefinite lives. Intangible assets with finite lives continue to amortize on a straight-line basis over their respective useful lives. Adoption of this standard did not result in any impairment write-downs.

      Net income, basic earnings per Share and diluted earnings per Share for the three and six months ended June 30, 2002 and 2001, respectively, adjusted to exclude amortization expense no longer required due to the adoption of SFAS No. 142, are as follows (net of tax, in millions, except per Share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$180	$107	$212	$169
Add back: goodwill amortization	—	14	—	29
Add back: trademarks and trade names amortization	—	2	—	3

Adjusted net income	$180	$123	$212	$201

Reported earnings per Share — basic	$0.89	$0.53	$1.06	$0.84
Add back: goodwill amortization	—	0.07	—	0.15
Add back: trademarks and trade names amortization	—	0.01	—	0.01

Adjusted earnings per Share — basic	$0.89	$0.61	$1.06	$1.00

Reported earnings per Share — diluted	$0.87	$0.52	$1.03	$0.82
Add back: goodwill amortization	—	0.07	—	0.14
Add back: trademarks and trade names amortization	—	0.01	—	0.01

Adjusted earnings per Share — diluted	$0.87	$0.60	$1.03	$0.97

      During the first quarter of 2002, in connection with the implementation of SFAS No. 142, the carrying amount of certain intangible assets were reclassified to goodwill, and the related deferred tax liabilities established in 1999 of $223 million, were also reclassified to goodwill resulting in a reduction of such amounts. As a result of a recent Internal Revenue Service (“IRS”) regulation, goodwill was further reduced by $40 million due to the reversal of tax accruals set up in conjunction with the acquisition of Westin Hotels & Resorts Worldwide, Inc. in January 1998. See Note 5 Discontinued Operations for further discussion regarding this adjustment. Goodwill increased by $12 million due to the impact of foreign currency translation adjustments.

      There were no material acquisitions resulting in goodwill or intangible assets during the six-month period ended June 30, 2002. As of June 30, 2002, net goodwill balance and net trademarks and trade names balance

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

are $2.217 billion and $204 million, respectively. The components of intangible assets with finite lives as of June 30, 2002 consist of the following (in millions):

	Gross
	Carrying	Accumulated
	Amount	Amortization

Management and franchise agreements	$143	$28
Other	55	16

	$198	$44

      Amortization expense of $3 million and $6 million, respectively, related to intangible assets with finite lives was recorded during the three and six month periods ended June 30, 2002. Amortization expense relating to these assets is expected to be $13 million for the year ended December 31, 2002 and $13 million for each of the fiscal years 2003 through 2007.

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 3.	Restructuring and Other Special Charges

      During the first and second quarters of 2002, the Company recorded a reversal of restructuring and other special credits of $2 million and $1 million, respectively, primarily related to a sale of its investment in an e-business venture previously deemed impaired and the collections of receivables which were previously deemed uncollectible.

      During the first quarter of 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the market conditions for the technology sector at the time and management’s assessment that these investments were permanently impaired. This charge was offset by the reversal of a $20 million bad debt charge taken in 1998 relating to a note receivable, which previously had not been fully performing.

      The Company had remaining accruals related to restructuring and other special charges of $90 million at June 30, 2002 and $98 million at December 31, 2001, of which $22 and $21 million, respectively, is included in other liabilities in the accompanying consolidated balance sheets for June 30, 2002 and December 31, 2001. At June 30, 2002 and December 31, 2001, these accruals consist of $63 million and $65 million, respectively, for certain litigation costs and $27 million and $33 million, respectively, primarily related to remaining lease commitments which expire through 2006.

Note 4.	Notes Receivable Securitizations and Sales

      At June 30, 2002, the Company has approximately $190 million in timeshare notes receivable. From time to time, the Company securitizes or sells these timeshare notes receivable. The Company accounts for its notes receivable securitizations and sales as transactions in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS No. 140”). The Company accounted for both of the transactions described below as SFAS No. 140 sales.

      In June 2002, the Company sold, without recourse, through a special purpose entity (the “SPE”), notes receivable originated by the Company’s vacation ownership operations in connection with the sale of vacation ownership interests (“VOIs”). The Company continues to service the sold notes. The Company has retained an interest (the “Retained Interests”), in the sold notes that is economically equivalent to over-collateralization and an interest-only strip, that provides credit enhancement to the third-party purchaser of the notes. The

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s right to receive cash flows from the Retained Interests is limited to cash available after paying the SPE’s financing expenses, program fees and absorbing credit losses related to the sold notes. Net cash proceeds received from this sale of notes receivable were approximately $75 million. Gains from the sale of these notes totaled $9 million for the six months ended June 30, 2002 and are included in other hotel and leisure revenues in the consolidated statements of income.

      The key assumptions used in measuring the fair value of the Retained Interests at the time of the sale were as follows: discount rate of 14%; annual prepayments based upon a curve, which yields an average expected life of prepayable notes receivable of 86 months; and expected annual gross credit losses of 2.2%.

      In June 2001, the Company sold, without recourse, through a bankruptcy-remote qualified special purpose entity (the “QSPE”), the beneficial interest in notes receivable originated by the Company’s vacation ownership operations in connection with the sale of VOIs (the “Securitization”). The Company continues to service the notes. The Company’s retained interests in the Securitization is in the form of a security (the “Beneficial Interests”) that is equivalent to over-collateralization and an interest-only strip, which provides credit enhancement to the third party investors in the QSPE. The Company’s right to receive cash flows from the Beneficial Interests is limited to cash available after paying the QSPE’s financing expenses, program fees and absorbing the QSPE’s credit losses. Gains from the Securitization totaled $8 million for the six months ended June 30, 2001 and are included in other hotel and leisure revenues in the consolidated statements of income.

      At June 30, 2002, $165 million of principal amounts of notes is outstanding under the Securitization. An additional $86 million of principal amounts of notes is outstanding under the 2002 sale of notes receivable at June 30, 2002. Delinquencies of more than 90 days on these receivables at June 30, 2002 amounted to approximately $4 million and $15,000 for the Securitization and sale of notes receivable, respectively.

      Under the Company’s Securitization and 2002 sale of notes receivable, the Company has an option to repurchase defaulted notes (as defined) included in the transactions for their outstanding principal amounts. The Company has been able to resell vacation ownership units underlying the loans that it repurchased under these provisions without incurring significant losses.

      At the time of the Securitization and the sale of notes receivable and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial and Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. The Beneficial and Retained Interests are classified as either “trading” or “available-for-sale” securities in accordance with the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 140. The Retained Interests from the 2002 sale of notes receivable are classified as available-for-sale, with changes in fair value reported through equity in other comprehensive income. The Beneficial Interests from the 2001 Securitization are classified as trading, with changes in fair value reported through operating results.

      The Company has completed a sensitivity analysis on the net present value of the Beneficial and Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and expected gross credit losses. The net present value of Beneficial and Retained Interests at June 30, 2002 was approximately $28 million and approximately

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

$15 million, respectively, before any sensitivity analysis changes were applied. The decrease to the Beneficial and Retained Interests as a result of the sensitivity analysis are as follows (in millions):

	Beneficial	Retained
	Interests	Interests

Annual prepayment:
100 basis points-dollars	$0.2	$0.1
100 basis points-percentage	0.6%	0.6%
200 basis points-dollars	$0.3	$0.2
200 basis points-percentage	1.1%	1.2%
Discount Rate:
100 basis points-dollars	$0.5	$0.3
100 basis points-percentage	1.8%	2.1%
200 basis points-dollars	$1.0	$0.6
200 basis points-percentage	3.5%	4.1%
Gross Annual Rate of Credit Losses:
100 basis points-dollars	$1.8	$1.3
100 basis points-percentage	6.6%	8.7%
200 basis points-dollars	$3.6	$2.6
200 basis points-percentage	13.1%	17.1%

Note 5. Discontinued Operations

      During the second quarter of 2002, the Company recorded a gain of $104 million from discontinued operations primarily related to IRS regulations issued earlier this year, which allow the Company to recognize a tax benefit from a loss on the 1999 sale of Caesars World, Inc. The tax loss was previously disallowed under the old regulations. The remaining gain resulted from an adjustment to the Company’s tax basis in its World Directories subsidiary, which was disposed of in early 1998. The increase in the tax basis has the effect of reducing the deferred tax liability relating to the gain on this disposition.

Note 6. Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest expense. At June 30, 2002, the Company had one outstanding interest rate swap agreement under which the Company pays a fixed rate and receives variable rates of interest (the “Interest Rate Swap Agreement”). The aggregate notional amount of the Interest Rate Swap Agreement was approximately $50 million and the estimated unrealized loss was less than $1 million as of June 30, 2002. The unrealized loss represented the fair value of the Interest Rate Swap Agreement. This agreement matures December 2002 and, upon maturity, any unrealized gains or losses will be reclassified into earnings.

      In April 2002, the Company sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012. The Company used the proceeds to repay all of its senior secured notes facility and a portion of its senior credit facility. Four interest rate swap agreements, which where scheduled to mature in February 2003, were in place to manage the variability of cash flows associated with these facilities. Accordingly, in April 2002, the Company terminated these four interest rate swap agreements (with a notional amount of $850 million) and realized a net loss of approximately $23 million associated with this early termination. See Note 2 for further discussion.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At June 30, 2002, the Company also had five outstanding interest rate swap agreements under which the Company pays a floating rate and receives a fixed rate of interest (the “Fair Value Swaps”). The aggregate notional amount of the Fair Value Swaps was $1.050 billion and the estimated unrealized gain was approximately $23 million at June 30, 2002. The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature from November 2005 through May 2007. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate.

      The Company also enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. At June 30, 2002, the Company had two forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges of approximately $12 million. These contracts mature from July through October 2002 and have all been deemed effective.

      The Company does not expect its derivative financial instruments to significantly impact earnings for the next twelve months.

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

      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues(1)	$1,032	$1,110	$1,926	$2,124

Operating income(2)	$227	$265	$381	479

Capital expenditures	$54	$110	$110	204

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2002	2001

Assets:
Hotel and leisure	$12,191	$12,352
Corporate	111	109

	$12,302	$12,461

(1)	Balance excludes other revenues from managed and franchised properties of $200 million, $197 million, $402 million and $392 million for the three and six months ended June 30, 2002 and 2001, respectively.

(2)	The following costs are not allocated to hotel and leisure in evaluating operating income:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Corporate selling, general and administrative	$29	$11	$58	$33
Restructuring and other special credits, net	$(1)	$—	$(3)	$(1)

Note 8. Related Party Transactions

      The following supplements information with respect to related party transactions disclosed in the Company’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2001, incorporated herein by reference.

      Starwood Capital Noncompete. As previously disclosed, Barry Sternlicht, Chairman and Chief Executive Officer, controls and has been the President and Chief Executive Officer of Starwood Capital Group, L.L.C. (“Starwood Capital”) since its formation in 1991. Starwood Capital created the nucleus of the Company through a restructuring of the Company’s predecessor in 1995. In connection with that restructuring, Starwood Capital agreed, without receiving compensation, that with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, neither Starwood Capital nor any of its affiliates is permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States. In addition, the Company’s Corporate Opportunity Policy requires that each director and executive officer submit to the Corporate Governance Committee any opportunity that the director or executive officer reasonably believes is within the Company’s lines of business or in which the Company has an interest. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties owned or managed by the Company, including the Westin Innisbrook Resort, the Westin Mission Hills Resort and the Turnberry Hotel, were opportunities brought to the Company or its predecessors by Starwood Capital. With the approval in each case of the Corporate Governance Committee, from time to time the Company has permitted Starwood Capital to make certain hotel related investments or acquisitions in which the Company had no interest. Since 1995, a total of three such investments were made — the Radisson Golden Hotel Research Triangle as part of a mixed use property in Raleigh, North Carolina (deemed below the quality of hotel the Company targets); the acquisition of Chevy Chase Plaza, a mixed use property in Maryland that included a Holiday Inn hotel leased on a long term basis to a third party operator (no management or branding opportunity was available) and the acquisition of a small lower end hotel located

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

in Kobe, Japan operated by a third party at the date of acquisition and deemed unsuitable for any Starwood brand.

      Aircraft Lease. As previously disclosed, in February 1998, the Company leased a Gulfstream III Aircraft (the “GIII”) from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use. Payments to Star Flight LLC were $1,027,000, $1,682,000 and $840,000 for the six months ended June 30, 2002 and fiscal 2001 and 2000, respectively. Under the requirements of the Company’s executive security policy, Mr. Sternlicht is required to use corporate aircraft for all air travel. As a result of this policy Mr. Sternlicht has occasionally used the GIII as well as a Gulfstream IV Aircraft (“GIV”) operated by the Company for Starwood Capital business. For use of the GIII, Starwood Capital relieves the Company of lease payments for the days the plane is used and reimburses the Company for costs of operating the aircraft. For use of the GIV, Starwood Capital pays a charter rate that the Company believes is no less favorable than that which the Company could receive from an unaffiliated third party. These charter payments, lease relief and reimbursed operating costs were approximately $25,000 for the six months ended June 30, 2002 and approximately $95,000 and $176,000 for fiscal 2001 and 2000, respectively.

      Other. The Company has on occasion made loans to employees, including executive officers, principally in connection with home purchases upon relocation. As of June 30, 2002, approximately $11.5 million in loans to approximately 40 employees was outstanding of which approximately $8.8 million were non-interest bearing home loans. Officers receiving home loans in connection with relocation were Robert F. Cotter, Chief Operating Officer in June 2000, Steven R. Goldman, Executive Vice President, Acquisitions and Development in July 1998, Ronald C. Brown, Executive Vice President and Chief Financial Officer in June 1999 and David K. Norton, Executive Vice President of Human Resources in July 2000 with original principal balances of $600,000, $525,000, $600,000 and $500,000, respectively. The loans to Messrs. Cotter, Goldman and Norton are currently outstanding. The loan made to Mr. Brown was repaid in 2001. Home loans are generally due five years from the date of issuance or upon the individual’s termination and are secured by second mortgages on the employee’s home. As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Messrs. Sternlicht, Goldman and Brown in 1996 vested at a price for tax purposes of $53 per share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executives could be required to sell all of the shares acquired by them to cover income taxes, in April 1999 the Company made interest-bearing loans at the then long-term applicable federal rate of 5.67% to Mr. Sternlicht, Mr. Goldman and Mr. Brown of $1,222,000, $381,000 and $218,000 respectively, to cover the taxes payable. Accrued interest on these loans at June 30, 2002 is approximately $223,000, $69,000 and $40,000, respectively. The notes and all associated accumulated interest become due on their tenth anniversary.

      Pursuant to Mr. Sternlicht’s January 1, 2000 employment agreement, the Company has purchased a $10 million life insurance policy for Mr. Sternlicht. To date, the Company has paid approximately $100,000 in insurance premiums towards this policy.

      In July 2002, the Company acquired a 49% interest in the Westin Savannah Harbor Resort and Spa in connection with the restructuring of the indebtedness of that property. An unrelated party holds an additional 49% interest in the property. The remaining 2% is held by Troon Golf, a golf course management company that manages high end golf courses. As previously disclosed, Mr. Sternlicht owns an approximate 12% non-controlling interest in Troon Golf through an affiliate of Starwood Capital. Troon Golf invested in the project

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

on a pari-passu basis and manages the golf course at the Westin Savannah. The unrelated third party negotiated the terms of the golf management agreement with Troon and approved the terms of their equity interest, and therefore, the Company believes the arrangements are on an arms-length basis.

Note 9. Commitments and Contingencies

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners or partners in hotel or resort ventures whereby the Company has a management or franchise agreement. Loans outstanding under this program totaled $155 million at June 30, 2002. Unfunded loan commitments aggregating $38 million were outstanding at June 30, 2002, of which $16 million are expected to be funded in 2002 and $25 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of June 30, 2002, the Company was a guarantor for loans which could reach a maximum of $183 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland hotel in Arizona, which is scheduled to open at the end of 2002; and the Westin in Charlotte, North Carolina, which is scheduled to open at the end of 2002. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any significant funding under these loan guarantees in 2002, as all projects are well capitalized.

      Furthermore, in order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to abandon a contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of June 30, 2002, the Company had eight management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over a period of 25 years. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure clauses and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2002. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2002.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10. Supplementary Financial Information

      The following table presents systemwide revenues and a reconciliation of operating income to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Systemwide revenues(1)	$2,114	$2,211	$3,994	$4,363

Operating income	$199	$254	$326	$447
Depreciation(3)	121	113	239	225
Amortization(3)	5	23	10	45
Interest expense of unconsolidated joint ventures	4	7	8	13
Interest income	1	4	1	7
Restructuring and other special credits	(1)	—	(3)	(1)
Argentina foreign exchange gain	(9)	—	(33)	—

EBITDA(2)	$320	$401	$548	$736

(1)	Systemwide revenues include gross operating revenues generated by owned, leased, consolidated joint venture and managed hotels.

(2)	EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Special items and gains and losses from asset dispositions are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

(3)	Includes depreciation and amortization expense of unconsolidated joint ventures.

Note 11. Subsequent Event

      In July 2002, the Company signed an exclusive letter of intent to sell its assets in Sardinia, Italy, part of the CIGA portfolio of luxury hotels and resorts, to a consortium of Italian investors for 350 million Euros (approximately $347 million at June 30, 2002), subject to regulatory approvals and final adjustments. The transaction is scheduled to close during the fourth quarter of 2002. Starwood will continue to manage the hotels and golf course under long-term management contracts and will receive participation in future development should approvals be secured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: general real estate, travel and national and international economic conditions, including the duration and severity of the current global economic downturn, the impact of the September 11, 2001 terrorist attacks on New York, Washington, D.C. and Pennsylvania; the continued ability of the Trust to qualify for taxation as a real estate investment trust (“REIT”); Starwood’s ability to attract and retain personnel; identification, completion, terms and timing of future acquisitions and dispositions; the availability and terms of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management or franchise agreements and to obtain new agreements on favorable terms; competition within the hotel and leisure industry; the impact of internet reservation channels, the cyclicality of the real estate business and the hotel and leisure business; foreign exchange fluctuations and exchange control restrictions; political and financial conditions and uncertainties in countries in which Starwood owns or operates properties; changes in current laws, rules or regulations of governmental or other regulatory bodies; risks associated with Starwood’s level of indebtedness and its ability to refinance its indebtedness; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, investments, plant, property and equipment, goodwill and intangible assets, income taxes, financing operations, frequent guest program liability, self-insurance claims payable, restructuring costs, guaranteed loans and commitments, retirement benefits and contingencies and litigation.

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

      On December 20, 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

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

(2) management and franchise fees; (3) vacation ownership revenues; and (4) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures – Represents revenue primarily derived from hotel and leisure operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis, The Luxury Collection, Sheraton, Westin, W and Four Points by Sheraton. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees – Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin and Four Points by Sheraton brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, incentive fees are recognized for the fees due as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee. Management and franchise fees are recognized in other hotel and leisure revenues in the consolidated statements of income.

•	Vacation Ownership – The Company recognizes revenue from vacation ownership interest (“VOI”) sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes sales when a minimum of 10% of the purchase price for the VOI has been received, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage- of-completion method. Vacation ownership revenues are recognized in other hotel and leisure revenues in the consolidated statements of income.

      Frequent Guest Program. Starwood Preferred Guest (“SPG”) is the Company’s frequent guest incentive marketing program. SPG members earn points based on their spending at the Company’s properties and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines. Points can be redeemed at most Company owned, leased, managed and franchised properties; however, points cannot be redeemed for cash.

      SPG is provided as a marketing program to the Company’s properties. The cost of operating the program, including the estimated cost of award redemption, is charged to properties based on members’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

      The Company, through the services of third-party actuarial analysts, determines the fair value of the future redemption obligation based on statistical formulas which project timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These factors determine the liability for outstanding points. The Company’s management and franchise agreements require that the Company be reimbursed currently for the costs of operating the program, including marketing, promotion, communications with, and performing member services for the SPG members. Actual expenditures for SPG may differ from the actuarially determined liability.

      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of June 30, 2002 and December 31, 2001 is $181 million and $159 million, respectively.

      Asset Valuations. The Company continually evaluates the carrying value of its assets for impairment. Asset impairment analysis is conducted on the following class of assets: (1) long lived assets; (2) investments; and (3) goodwill and intangible assets.

•	Long Lived Assets – The expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

•	Investments – The Company also assesses the carrying value of its long-term investments. The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment, which is dependent on the performance of the companies or ventures in which the Company has invested, as well as the volatility inherent in external markets for these types of investments.

In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record impairment charges. Thus, the carrying value of investments at June 30, 2002 and December 31, 2001 approximates fair value based on market prices and the value of the underlying collateral.

•	Goodwill and Intangible Assets – Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contacts. The Company has ceased amortizing goodwill in connection with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”. Intangible assets with finite lives continue to amortize on a straight-line basis over their respective useful lives. The Company reviews all goodwill and intangible assets for impairment by comparisons of fair value to book value annually, or upon the occurrence of a trigger event. Impairments, excluding those in the year of adoption, are recognized in operating results.

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Continuing Operations

      The Company’s operating results for the second quarter of 2002 were impacted by the weakened worldwide economic environment, which has resulted in a dramatic slowdown in business and transient travel. The decrease in business transient demand, when compared to the second quarter of 2001, had an adverse impact on the Company’s majority owned hotels, many of which are located in major urban markets.

      Revenues. Total revenues, excluding other revenues from managed and franchised properties as discussed in Note 2 to the financial statements (“Total Revenues”), decreased 7.0% from $1.110 billion to $1.032 billion for the three months ended June 30, 2002 when compared to the corresponding period in 2001. The decrease in Total Revenues reflects a 7.5% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $860 million for the three months ended June 30, 2002 when compared to $930 million in the corresponding period of 2001 and a 4.4% decrease in other hotel and leisure revenues to $172 million for the three months ended June 30, 2002 when compared to $180 million in the corresponding period of 2001.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s hotels owned during both periods (“Comparable Owned Hotels”) (161 hotels for the three months ended June 30, 2002 and 2001, excluding 2 hotels sold and 3 hotels without comparable results during 2002 and 2001) offset in part by revenues generated by the W Times Square, which opened in late December 2001. Revenues at the Company’s Comparable Owned Hotels decreased 9.7% to $834 million for the three months ended June 30, 2002 when compared to the same period of 2001 due primarily to a decrease in revenue per available room (“REVPAR”). REVPAR at the Company’s 160 owned, leased and consolidated joint venture hotels (excluding 2 hotels sold and 4 hotels under significant renovation or for which comparable results are not available for the three months ended June 30, 2002 and 2001) (“Same-Store Owned Hotels”) decreased 10.2% to $101.02 for the three months ended June 30, 2002 when compared to the corresponding 2001 period. The decrease in REVPAR at these 160 Same-Store Owned Hotels was attributed to a decrease in occupancy to 66.5% in the three months ended June 30, 2002 when compared to 70.0% in the same period of 2001. Average daily rate (“ADR”) at these Same-Store Owned Hotels decreased 5.5% to $151.93 for the three months ended June 30, 2002 compared to $160.73 for the corresponding 2001 period. REVPAR at Same-Store Owned Hotels in North America decreased 10.1% for the three months ended June 30, 2002 when compared to the same period of 2001. As discussed above, the decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 10.5% for the three months ended June 30, 2002 when compared to the same period of 2001, was also impacted by weakened global economies, the unfavorable effect of foreign currency translation and adverse political and economic conditions. REVPAR for Same-Store Owned Hotels in Europe decreased 7.9%, in Latin America decreased 24.7% and in Asia Pacific increased 14.1% when compared to 2001.

      The decrease in other hotel and leisure revenues, for the three months ended June 30, 2002 when compared to the same period in 2001, resulted from lower management fees, primarily due to reduced incentive management fees, and equity earnings from joint ventures as a result of the previously discussed weakened global economies, offset by the increase in VOI sales. The Company also completed a sale of $87 million of receivables in the second quarter of 2002, which resulted in a gain of $9 million, as compared with a gain of $8 million from the sale of receivables in the comparable quarter of prior year.

      EBITDA. Total Company EBITDA decreased 20.2% or $81 million to $320 million as of June 30, 2002 when compared to 2001, primarily due to EBITDA declines at the Company’s owned, leased and consolidated joint venture hotels. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $58 million or 18.6% to $254 million for the three months ended June 30, 2002 when compared to the corresponding period in 2001. This decrease was primarily due to a $60 million or 19.2% decrease in EBITDA at the Company’s Comparable Owned Hotels to $253 million. The decrease in EBITDA at these hotels was primarily due to the $47 million decrease in EBITDA over the same period in 2001 at the Company’s Comparable Owned Hotels in North America resulting primarily from the weakened global economies as discussed earlier.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $107 million and $108 million for the three months ended June 30, 2002 and 2001, respectively. The decrease in selling, general, administrative and other expenses is due primarily to the $9 million foreign exchange gain resulting from the devaluation of the Argentine Peso, offset by increased expenses commensurate with higher VOI sales.

      Depreciation and Amortization. Depreciation expense increased to $116 million in the three months ended June 30, 2002 compared to $107 million in the corresponding period of 2001. The increase was due to additional depreciation resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense decreased to $5 million in the three months ended June 30, 2002 compared to $23 million in the corresponding period of 2001. The decrease in amortization expense for the quarter was primarily attributable to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in a $19 million pretax reduction in amortization expense.

      Net Interest Expense. Interest expense for the three months ended June 30, 2002 and 2001, which is net of interest income of $1 million and $4 million, respectively, increased to $110 million from $101 million. Excluding $29 million and $9 million of one time charges related to the early extinguishment of debt for 2002 and 2001, respectively, net interest expense decreased $11 million from the comparable quarter of prior year. This decrease was due primarily to lower interest rates compared to the second quarter of 2001 and the impact of certain financing transactions in the past 12 months. The Company’s weighted average interest rate was 5.75% at June 30, 2002 versus 6.12% at June 30, 2001.

      Income Tax Expense. The effective income tax rate for the second quarter of 2002 decreased to 13.3% compared to 29.4% in the corresponding quarter in 2001. Excluding the net tax benefit of $11 million of special items primarily related to approximately $29 million (pretax) of one time charges associated with the early extinguishment of debt, $6 million of a state tax refund and a non-cash foreign exchange gain of approximately $9 million (pretax) resulting from the devaluation of the Argentine Peso, all taxed at the marginal tax rate of 35.0%, the Company’s tax rate was 21.0% in the second quarter of 2002. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The tax rate in the second quarter of 2002 is significantly lower than the prior year due to the combination of lower pretax income, the anticipated annual dividend of $0.84 per share and the cessation of amortization of goodwill (as discussed above), which was not deductible for tax purposes.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Continuing Operations

      The Company’s operating results for the six months ended June 30, 2002 were significantly impacted by the weakened worldwide economic environment, which has resulted in a dramatic slowdown in business and transient travel. The decrease in business transient demand, when compared to the same period of 2001, had an adverse impact on the Company’s majority owned hotels, many of which are located in major urban markets.

      Revenues. Total Revenues decreased 9.3% from $2.124 billion to $1.926 billion for the six months ended June 30, 2002 when compared to the corresponding period in 2001. The decrease in Total Revenues reflects a 10.2% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $1.612 billion for the six months ended June 30, 2002 when compared to $1.795 billion in the corresponding period of 2001 and a 4.6% decrease in other hotel and leisure revenues to $314 million for the six months ended June 30, 2002 when compared to $329 million in the corresponding period of 2001.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s hotels owned during both periods (“Comparable Owned Hotels”) (157 hotels for the six months ended June 30, 2002 and 2001, excluding 4 hotels sold and 7 hotels without comparable results during 2002 and 2001) offset in part by revenues generated by the W Times Square, which opened in late December 2001. Revenues at the Company’s Comparable Owned Hotels decreased 12.8% to $1.525 billion for the six months ended June 30, 2002 when compared to the same period of 2001 due primarily to a decrease in REVPAR. REVPAR at the Company’s 156 owned, leased and consolidated joint venture hotels (excluding 4 hotels sold and 8 hotels under significant renovation or for which comparable results are not available for the six months ended June 30, 2002 and 2001) (“Same-Store Owned Hotels”) decreased 13.2% to $96.40 for the six months ended June 30, 2002 when compared to the corresponding 2001 period. The decrease in REVPAR at these 156 Same-Store Owned Hotels was attributed to a decrease in occupancy to 63.7% in the six months ended June 30, 2002 when compared to 68.3% in the same period of 2001. ADR at these Same-Store Owned Hotels decreased 7.0% to $151.40 for the six months ended June 30, 2002 compared to $162.71 for the corresponding 2001 period. REVPAR at Same-Store Owned Hotels in North America decreased 12.7% for the six months ended June 30, 2002 when compared to the same period of 2001. As discussed above, the decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 14.6% for the six months ended June 30, 2002 when compared to the same period of 2001, was also impacted by weakened global economies, the unfavorable effect of foreign currency translation and adverse political and economic conditions. REVPAR for Same-Store Owned Hotels in Europe decreased 10.2%, in Latin America decreased 27.1% and in Asia Pacific decreased 2.7% when compared to 2001.

      The decrease in other hotel and leisure revenues, for the six months ended June 30, 2002 when compared to the same period in 2001, resulted from lower management fees, primarily due to reduced incentive management fees, and equity earnings from joint ventures as a result of the previously discussed weakened global economies, offset by the increase in VOI sales.

      EBITDA. Total Company EBITDA decreased 25.5% or $188 million to $548 million as of June 30, 2002 when compared to 2001, primarily due to EBITDA declines at the Company’s owned, leased and consolidated joint venture hotels. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $139 million or 23.9% to $442 million for the six months ended June 30, 2002 when compared to the corresponding period in 2001. This decrease was primarily due to a $140 million or 24.3% decrease in EBITDA at the Company’s Comparable Owned Hotels to $435 million. The decrease in EBITDA at these hotels was primarily due to the $109 million decrease in EBITDA over the same period in 2001 at the Company’s Comparable Owned Hotels in North America resulting primarily from the weakened global economies as discussed earlier.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $195 million and $207 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in selling, general, administrative and other expenses is due primarily to the $33 million foreign exchange gain resulting from the devaluation of the Argentine Peso offset, in part, by increased expenses commensurate with higher VOI sales.

      Restructuring and Other Special Charges. During the six months ended June 30, 2002, the Company recorded a $3 million reversal of restructuring and other special charges primarily related to the sale of the Company’s investment in an e-business venture previously deemed impaired and the collection of receivables which were previously deemed uncollectible.

      During the six months ended 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the market conditions for the technology sector at the time and management’s assessment that these investments were permanently impaired. This charge was offset by the reversal of a $20 million bad debt restructuring charge taken in 1998 relating to a note receivable which previously had not been fully performing.

      Depreciation and Amortization. Depreciation expense increased to $228 million in the six months ended June 30, 2002 compared to $212 million in the corresponding period of 2001. The increase was due to additional depreciation resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense decreased to $10 million in the six months ended June 30, 2002 compared to $45 million in the corresponding period of 2001. The decrease in the six month amortization expense was primarily attributable to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in a $37 million pretax reduction in amortization expense.

      Net Interest Expense. Interest expense for the six months ended June 30, 2002 and 2001, which is net of interest income of $1 million and $7 million, respectively, decreased to $190 million from $201 million. Excluding $29 million and $9 million of one time charges related to the early extinguishment of debt for 2002 and 2001, respectively, net interest expense decreased $31 million from the comparable period of prior year. This decrease was due primarily to lower interest rates compared to the same period of 2001 and the impact of certain financing transactions in the past 12 months. The Company’s weighted average interest rate was 5.75% at June 30, 2002 versus 6.12% at June 30, 2001.

      Income Tax Expense. The effective income tax rate for the six months ended 2002 decreased to 18.6% compared to 30.8% in the corresponding period in 2001. Excluding the net tax benefit of $3 million of special items primarily related to approximately $29 million (pretax) of one time charges associated with the early extinguishment of debt, $6 million of a state tax refund and a non-cash foreign exchange gain of approximately

$33 million (pretax) resulting from the devaluation of the Argentine Peso, all taxed at the marginal tax rate of 35.0%, the Company’s tax rate was 21.2% for the six months ended 2002. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The tax rate for the six months ended June 30, 2002 is significantly lower than the prior year due to the combination of lower pre-tax income, the anticipated annual dividend of $0.84 per share and the cessation of amortization of goodwill (as discussed above), which was not deductible for tax purposes.

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

      The following table summarizes REVPAR, ADR and average occupancy for the Company’s Same-Store Owned Hotels for the three and six months ended June 30, 2002 and 2001. The results for the three months ended June 30, 2002 and 2001 represent results for 160 owned, leased and consolidated joint venture hotels (excluding 2 hotels that were sold and 4 hotels under significant renovation or for which comparable results are not available). The results for the six months ended June 30, 2002 and 2001 represent results for 156 owned, leased and consolidated joint venture hotels (excluding 4 hotels that were sold and 8 hotels under significant renovation or for which comparable results are not available).

	Three Months Ended June
	30,

	2002		2001		Variance

Worldwide(160 hotels with approximately 55,000 rooms)
REVPAR	$101.0	2	$112.5	4	(10.2)%
ADR	$151.9	3	$160.7	3	(5.5)%
Occupancy	66.5%		70.0%		(3.5)
North America(111 hotels with approximately 41,000 rooms)
REVPAR	$98.9	3	$110.1	0	(10.1)%
ADR	$145.2	0	$155.3	0	(6.5)%
Occupancy	68.1%		70.9%		(2.8)
International(49 hotels with approximately 14,000 rooms)
REVPAR	$107.3	0	$119.8	9	(10.5)%
ADR	$174.3	1	$177.9	8	(2.1)%
Occupancy	61.6%		67.4%		(5.8)

	Six Months Ended June 30,

	2002		2001		Variance

Worldwide(156 hotels with approximately 53,000 rooms)
REVPAR	$96.4	0	$111.0	8	(13.2)%
ADR	$151.4	0	$162.7	1	(7.0)%
Occupancy	63.7%		68.3%		(4.6)
North America(110 hotels with approximately 40,000 rooms)
REVPAR	$96.8	0	$110.9	4	(12.7)%
ADR	$149.2	2	$160.9	4	(7.3)%
Occupancy	64.9%		68.9%		(4.0)
International(46 hotels with approximately 13,000 rooms)
REVPAR	$95.2	0	$111.5	1	(14.6)%
ADR	$158.5	9	$168.3	4	(5.8)%
Occupancy	60.0%		66.2%		(6.2)

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. Despite the weakened global economies, the Company anticipates that cash flow provided by operating activities will be sufficient to service these cash requirements. In 2002, the Company shifted from a quarterly dividend to an annual dividend. The final determination of the amount of the dividend will be subject to economic and financial considerations and approval of the Board of Directors of the Company. The Company currently expects the dividend to be $0.84 per share. The Company believes that existing borrowing availability, together with additional borrowings, will be adequate to meet all funding requirements for the foreseeable future.

Cash Used for Investing Activities

      In limited cases, the Company has made loans to owners or partners in hotel or resort ventures whereby the Company has a management or franchise agreement. Loans outstanding under this program totaled $155 million at June 30, 2002. The Company evaluates these loans for impairment, and at June 30, 2002, believes these loans are collectible. Unfunded loan commitments aggregating $38 million were outstanding at June 30, 2002, of which $16 million are expected to be funded in 2002 and $25 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of June 30, 2002, the Company was a guarantor for loans which could reach a maximum of $183 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland hotel in Arizona, which is scheduled to open at the end of 2002; and the Westin in Charlotte, North Carolina, which is scheduled to open at the end of 2002. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any funding under these loan guarantees in 2002, as all projects are well capitalized.

      Furthermore, in order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to abandon a contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of June 30, 2002, the Company had eight management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over a period of 25 years. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure clauses and acts of war and terrorism. The Company does not anticipate any funding under the performance guarantees in 2002. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2002.

      The Company had the following contractual obligations outstanding as of June 30, 2002 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$5,496	$1,387	$720	$1,281	$2,108
Capital lease obligations	1	1	—	—	—
Operating lease obligations	1,092	78	137	118	759
Unconditional purchase obligations(1)	177	68	102	7	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$6,766	$1,534	$959	$1,406	$2,867

(1)	The Company’s owned, managed and franchised hotels participate in various national purchasing agreements. As these agreements do not require specific purchasing thresholds for the Company or the Company’s owned, leased and consolidated joint venture hotels, no such amounts are reflected above.

      The Company had the following commercial commitments outstanding as of June 30, 2002 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$120	$116	$—	$—	$4
Hotel loan guarantees	183	50	58	45	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$303	$166	$58	$45	$34

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

Cash Used for Financing Activities

      Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $384 million at June 30, 2002), available borrowings from international revolving lines of credit (approximately $83 million at June 30, 2002), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. Starwood has a substantial amount of indebtedness and had a working capital deficiency of $1.636 billion at June 30, 2002. The Company entered the market to refinance the remaining senior credit facility, with an expected closing of the new facility in September 2002. There can be no assurance that the Company will be able to refinance its indebtedness and, if so, on favorable terms, nor can there be assurance that the Company’s business will continue to generate cash flow at or above historical levels or that currently anticipated improvements will be achieved.

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

      Following is a summary of the Company’s debt portfolio as of June 30, 2002:

	Amount
	Outstanding at		Interest Rate at	Average
	June 30, 2002	Interest Terms	June 30, 2002	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Term Loan Add-on	$194	LIBOR + 1.35%	3.19%	0.6 years
Revolving Credit Facility	614	Various	3.78%	0.7 years
Euro Loan	446	Euribor + 1.95%	5.39%	1.0 years
Mortgages and Other	311	Various	5.67%	2.1 years
Interest Rate Swaps	1,000		4.03%	—

Total/ Average	$2,565		4.34%	1.0 years

Fixed Rate Debt
Sheraton Holding Public Debt	$1,306		7.08%	8.7 years
Senior Notes	1,507		7.64%	7.5 years
Convertible Senior Notes — Series B	311		3.25%	1.9 years
Mortgages and Other	808		7.37%	9.7 years
Interest Rate Swaps	(1,000)		7.24%	—

Total/ Average	$2,932		6.99%	7.9 years

Total Debt
Total Debt and Average Terms	$5,497		5.75%	5.9 years

      In April 2002, the Company sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012 (the “Senior Notes Offering”). The Company used the proceeds to repay all of its senior secured notes facility and a portion of its senior credit facility. In connection with the repayment of debt, the Company incurred approximately $29 million of one-time charges. These charges relate to the write-off of deferred financing costs, termination fees for the early extinguishment of debt, and the early termination of interest rate swap agreements associated with the repaid debt.

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

      In May 2001, the Company sold an aggregate face amount of $816 million zero coupon convertible senior notes due 2021. The two series of notes had an initial blended yield to maturity of 2.35%. The notes are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. The Company received gross proceeds from these sales of approximately $500 million, which was used to repay a portion of its senior credit facility that bore interest at LIBOR plus 275 basis points. In May 2002, the Company repurchased all of the outstanding Series A convertible notes for $202 million in cash. Holders of Series B Notes may first present for repurchase aggregate notes of approximately $330 million to the Company in May 2004.

Stock Sales and Repurchases

      The Company did not repurchase any Shares in the open market during the six months ended June 30, 2002. At June 30, 2002, remaining availability of $633 million was available under its share repurchase program.

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

Item 2. Changes in Securities and Use of Proceeds.

      The Company did not repurchase any Shares in the open market during the six months ended June 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

      On May 17, 2002, Starwood held its 2002 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Ambassador Charlene Barshefsky, Bruce W. Ducan and Stephen R. Quazzo; (ii) approved the Company’s 2002 Long Term Incentive Compensation Plan; (iii) approved the Company’s Employee Stock Purchase Plan; (iv) approved a stockholder proposal recommending the discontinuance of Starwood’s Classified Board; and (v) ratified the appointment of Ernst & Young LLP as Starwood’s independent auditors. Messrs. Jean-Marc Chapus, Eric Hippeau, Senator George Mitchell, Thomas O. Ryder, Barry S. Sternlicht, Raymond S. Troubh, Daniel W. Yih and Kneeland C. Youngblood continued to serve as Directors following the annual meeting.

      The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter:

	Votes For	Votes Withheld

Election of Directors:
Ambassador Charlene Barshefsky	152,982,077	16,356,336
Bruce W. Duncan	112,850,675	56,487,738
Stephen R. Quazzo	112,802,704	56,535,709

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

2002 Long Term Incentive Compensation Plan	100,299,762	53,692,697	1,035,100	14,310,854
Employee Stock Purchase Plan	138,333,132	15,775,534	918,898	14,310,894
Discontinuance of Classified Board	119,621,675	34,205,837	1,210,030	14,300,871
Ratification of Auditors	165,315,635	3,348,206	674,571	—

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B to the 2002 proxy Statement)(2)
10.2	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP(1)
10.3	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between Starwood Hotels & Resorts and Barry S. Sternlicht, dated as of May 22, 2002, relating to a grant made on June 29, 1995(1)
10.4	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between Starwood Hotels & Resorts and Barry S. Sternlicht, dated as of May 22, 2002, relating to a grant made on August 12, 1996(1)
10.5	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between Starwood Hotels & Resorts and Barry S. Sternlicht, dated as of May 22, 2002, relating to a grant made on August 12, 1996(1)
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
99.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
99.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)
99.5	Letter to Holders of Starwood Hotels & Resorts Worldwide, Inc. Series B Zero Coupon Convertible Senior Notes due 2021(1)

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

      Starwood filed the following Current Reports on Form 8-K during the second quarter of 2002:

(i)	Joint Current Report on Form 8-K dated April 5, 2002, reporting under Items 4 and 7 the changes in Registrant’s certifying accountants.

(ii)	Joint Current Report on Form 8-K dated April 8, 2002, reporting under Items 5 and 7 the expectation to make a private offering of approximately $1.0 billion of senior notes.

(iii)	Joint Current Report on Form 8-K dated April 11, 2002, reporting under Items 5 and 7 the completion of Starwood’s agreement to sell $1.5 billion of senior notes.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

By:	/s/ BARRY S. STERNLICHT __________________________________________________________ Barry S. Sternlicht

            Chairman, Chief Executive Officer and Director

By:	/s/ RONALD C. BROWN __________________________________________________________ Ronald C. Brown

            Executive Vice President and Chief Financial Officer

Date:     August 6, 2002

STARWOOD HOTELS & RESORTS

By:	/s/ BARRY S. STERNLICHT __________________________________________________________ Barry S. Sternlicht

            Chairman, Chief Executive Officer and Trustee

By:	/s/ RONALD C. BROWN __________________________________________________________ Ronald C. Brown

            Vice President and Chief Financial and Accounting Officer

Index to Exhibits

Exhibits

10.1	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B to the 2002 proxy Statement)(2)
10.2	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP(1)
10.3	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between Starwood Hotels & Resorts and Barry S. Sternlicht, dated as of May 22, 2002, relating to a grant made on June 29, 1995(1)
10.4	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between Starwood Hotels & Resorts and Barry S. Sternlicht, dated as of May 22, 2002, relating to a grant made on August 12, 1996(1)
10.5	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between Starwood Hotels & Resorts and Barry S. Sternlicht, dated as of May 22, 2002, relating to a grant made on August 12, 1996(1)
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
99.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
99.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)
99.5	Letter to Holders of Starwood Hotels & Resorts Worldwide, Inc. Series B Zero Coupon Convertible Senior Notes due 2021(1)

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement