Form 10-Q
period 2002-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2002-11-13
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission File Number: 1-7959	Commission File Number: 1-6828

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.	STARWOOD HOTELS & RESORTS
(Exact name of Registrant as specified in its charter)	(Exact name of Registrant as specified in its charter)

Maryland	Maryland
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

52-1193298	52-0901263
(I.R.S. employer identification no.)	(I.R.S. employer identification no.)

1111 Westchester Avenue White Plains, NY 10604	1111 Westchester Avenue White Plains, NY 10604
(Address of principal executive offices, including zip code)	(Address of principal executive offices, including zip code)

(914) 640-8100	(914) 640-8100
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

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

      199,467,016 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 199,467,016 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of November 11, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002 and new accounting policies as described in Note 2. Significant Accounting Policies. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2002.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$229	$157
Accounts receivable, net of allowance for doubtful accounts of $50 and $48	413	432
Inventories	205	219
Prepaid expenses and other	137	89

Total current assets	984	897
Investments	447	400
Plant, property and equipment, net	7,747	7,835
Goodwill and intangible assets, net	2,573	2,825
Other assets	481	504

	$12,232	$12,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$589	$310
Accounts payable	232	225
Accrued expenses	609	549
Accrued salaries, wages and benefits	175	161
Accrued taxes and other	265	320

Total current liabilities	1,870	1,565
Long-term debt	4,758	5,249
Deferred income taxes	982	1,314
Other liabilities	490	494

	8,100	8,622

Minority interest	36	41

Exchangeable units and Class B preferred shares, at redemption value of $38.50.	51	52

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 493,968 and 549,951 shares at September 30, 2002 and December 31, 2001, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 199,464,874 and 197,718,872 shares at September 30, 2002 and December 31, 2001, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 199,464,874 and 197,718,872 shares at September 30, 2002 and December 31, 2001, respectively	2	2
Additional paid-in capital	4,899	4,851
Deferred compensation	(17)	(16)
Accumulated other comprehensive income	(496)	(484)
Accumulated deficit	(345)	(609)

Total stockholders’ equity	4,045	3,746

	$12,232	$12,461

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Owned, leased and consolidated joint venture hotels	$806	$802	$2,418	$2,597
Other hotel and leisure	164	163	478	492

	970	965	2,896	3,089
Other revenues from managed and franchised properties	187	182	589	574

	1,157	1,147	3,485	3,663

Costs and Expenses
Owned, leased and consolidated joint venture hotels	589	576	1,759	1,790
Selling, general, administrative and other	123	116	318	323
Restructuring and other special charges (credits), net	(2)	4	(5)	3
Depreciation	124	109	352	321
Amortization	6	25	16	70

	840	830	2,440	2,507
Other expenses from managed and franchised properties	187	182	589	574

	1,027	1,012	3,029	3,081

Operating income	130	135	456	582
Interest expense, net of interest income of $0, $2, $1 and $9	(81)	(89)	(271)	(290)
Gain (loss) on asset dispositions	6	(1)	2	—

	55	45	187	292
Income tax expense	(3)	(14)	(27)	(90)
Minority equity in net income	—	(1)	—	(3)

Income from continuing operations	52	30	160	199
Discontinued operations	—	—	104	—

Net income	$52	$30	$264	$199

Earnings Per Share — Basic
Continuing operations	$0.26	$0.15	$0.80	$0.99
Discontinued operations	—	—	0.51	—

Net income	$0.26	$0.15	$1.31	$0.99

Earnings per Share — Diluted
Continuing operations	$0.26	$0.14	$0.78	$0.96
Discontinued operations	—	—	0.51	—

Net income	$0.26	$0.14	$1.29	$0.96

Weighted average number of Shares	201	200	201	201

Weighted average number of Shares assuming dilution	204	206	205	207

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$52	$30	$264	$199
Other comprehensive income (loss), net of taxes:
Foreign currency translation arising during the period	(17)	27	(36)	(52)
Unrealized gains on securities, net
Unrealized holding gains arising during the period	—	(1)	3	1
Derivative instruments, net
Change in fair value of derivative instruments	(1)	(9)	6	(22)
Early termination of derivative instruments	—	—	15	—

	(18)	17	(12)	(73)

Comprehensive income	$34	$47	$252	$126

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating Activities
Net income	$264	$199
Exclude:
Discontinued operations	(104)	—

Income from continuing operations	160	199
Adjustments to income from continuing operations:
Depreciation and amortization	368	391
Amortization of deferred loan costs	12	10
Amortization of hedge premiums	—	2
Non-cash portion of restructuring and other special charges (credits), net	(5)	(1)
Non-cash foreign currency gains, net	(30)	(2)
Provision for doubtful accounts	7	1
Minority equity in net income	—	3
Equity income from unconsolidated joint ventures, net of dividends received	—	10
Gain on sale of VOI notes receivable	(13)	(10)
Gain on asset dispositions	(2)	—
Changes in working capital:
Accounts receivable	8	60
Inventories	18	—
Prepaid expenses and other	(50)	(11)
Accounts payable and accrued expenses	119	48
Accrued and deferred income taxes	(32)	11
Other, net	50	(51)

Cash from operating activities	610	660

Investing Activities
Purchases of plant, property and equipment	(205)	(326)
Proceeds from asset sales, net	18	21
Issuance/collection of notes receivable, net	6	(25)
Acquisitions, net of acquired cash	(7)	(45)
Investments	(36)	(73)
Other, net	(3)	(13)

Cash used for investing activities	(227)	(461)

Financing Activities
Revolving credit facility and short-term borrowings, net	(208)	(30)
Long-term debt issued	1,664	757
Long-term debt repaid	(1,826)	(720)
Dividends paid	(40)	(116)
Share repurchases	—	(96)
Other, net	91	24

Cash used for financing activities	(319)	(181)

Exchange rate effect on cash and cash equivalents	8	(3)

Increase in cash and cash equivalents	72	15
Cash and cash equivalents — beginning of period	157	189

Cash and cash equivalents — end of period	$229	$204

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$175	$257

Income taxes, net of refunds	$64	$98

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$3
Receivable, Corporation	44	35
Prepaid expenses and other	1	1

Total current assets	46	39
Investments, Corporation	848	848
Investments	29	30
Plant, property and equipment, net	4,082	4,201
Long-term receivables, Corporation, net	1,901	1,619
Goodwill and intangible assets, net	233	233
Other assets	9	14

	$7,148	$6,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$8	$36
Accounts payable	2	7
Accrued expenses	23	64

Total current liabilities	33	107
Long-term debt	441	447

	474	554

Minority interest	29	31

Exchangeable units and Class B preferred shares, at redemption value of $38.50	48	48

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 493,968 and 549,951 shares at September 30, 2002 and December 31, 2001, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at September 30, 2002 and December 31, 2001	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 199,464,874 and 197,718,872 shares at September 30, 2002 and December 31, 2001, respectively	2	2
Additional paid-in capital	7,704	7,697
Accumulated deficit	(1,109)	(1,348)

Total stockholders’ equity	6,597	6,351

	$7,148	$6,984

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Unconsolidated joint ventures and other	$—	$1	$1	$2
Rent and interest, Corporation	135	154	439	486

	135	155	440	488

Costs and Expenses
Selling, general and administrative	—	—	2	2
Depreciation	55	51	163	151
Amortization	—	2	—	5

	55	53	165	158

Interest expense, net of interest income of $0 in all periods	(9)	(9)	(27)	(28)
Gain (loss) on asset dispositions	—	1	(3)	1
Income tax expense	(1)	(3)	(4)	(4)
Minority equity in net income	(2)	—	(2)	(1)

Net income	$68	$91	$239	$298

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating Activities
Net income	$239	$298
Adjustments to net income:
Depreciation and amortization	163	156
Amortization of deferred loan costs	1	—
Minority equity in net income	2	1
Equity income, net of dividends received	1	2
Gain (loss) on asset dispositions	3	(1)
Changes in working capital:
Receivable, Corporation	(290)	(189)
Other, net	(4)	4

Cash from operating activities	115	271

Investing Activities
Purchases of plant, property and equipment	(49)	(128)
Proceeds from asset sales, net	5	21
Acquisitions, net of acquired cash	(7)	—
Other, net	2	—

Cash used for investing activities	(49)	(107)

Financing Activities
Long-term debt repaid	(34)	(33)
Dividends paid	(40)	(116)
Dividends paid to Corporation	—	(3)
Share repurchases	—	(14)
Other, net	6	(1)

Cash used for financing activities	(68)	(167)

Decrease in cash and cash equivalents	(2)	(3)
Cash and cash equivalents — beginning of period	3	9

Cash and cash equivalents — end of period	$1	$6

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$26	$26

Income taxes	$3	$4

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The accompanying consolidated balance sheets as of September 30, 2002 and December 31, 2001 and the consolidated statements of income, comprehensive income and cash flows for the three and nine months ended September 30, 2002 and 2001 represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation and its subsidiaries and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

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

      The Company is one of the leading hotel and leisure companies in the world and the Trust is one of the largest REITs in the United States. The Company’s principal business is hotel and leisure, which is comprised of a worldwide hospitality network of more than 740 full-service hotels as well as vacation ownership resorts primarily serving two markets: luxury and upscale. The Company’s hotel operations are represented in nearly every major world market.

      The Corporation, through its subsidiaries, is the general partner of, and held, as of September 30, 2002, an aggregate 98.0% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.2% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of September 30, 2002. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At September 30, 2002, there were approximately 5.8 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2. Significant Accounting Policies

      Earnings Per Share. The following represents a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Three Months Ended September 30,

	2002			2001

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations	$52			$30
Dividends on Class A EPS(1) and Class B EPS(2)	—			—

Basic earnings	$52	201	$0.26	$30	200	$0.15

Effect of dilutive securities:
Employee options and restricted stock awards	—	3		—	5
Class A EPS and Class B EPS	—	—		—	1

Diluted earnings	$52	204	$0.26	$30	206	$0.14

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,

	2002			2001

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations	$160			$199
Dividends on Class A EPS and Class B EPS	—			—

Basic earnings	$160	201	$0.80	$199	201	$0.99

Effect of dilutive securities:
Employee options and restricted stock awards	—	4		—	6

Diluted earnings	$160	205	$0.78	$199	207	$0.96

(1)	Class A Exchangeable Preferred Shares

(2)	Class B Exchangeable Preferred Shares

     Included in the Basic Share numbers for the three and nine months ended September 30, 2002 and the nine months ended September 30, 2001 are approximately 1 million and 2 million shares of Class A EPS and Class B EPS, respectively. For the three months ended September 30, 2001 the Class A EPS and Class B EPS had an anti-dilutive effect on the Basic Share number and therefore approximately 1 million shares are included in the Diluted Share numbers only.

      Recently Issued Accounting Standards. In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This statement eliminates the requirement to classify all gains and losses related to the extinguishment of debt as extraordinary items. As a result, such gains and losses may only be classified as extraordinary if they are both unusual and infrequent. The Company has elected to adopt the new rules early. In connection with the early extinguishment of debt in April 2002, the Company incurred approximately $29 million of one-time charges, $23 million of which was associated with the termination of interest rate swap agreements discussed in Note 6. The Company recorded these charges in interest expense in the second quarter of 2002. The Company also reclassified early debt extinguishment costs of $9 million previously recorded as an extraordinary item for prior periods to conform to the current year presentation.

      In response to a FASB staff announcement in November 2001, and in accordance with the Emerging Issues Task Force (“EITF”) of the FASB Abstract 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” which was issued in January 2002, the Company began recording the reimbursements of costs incurred on behalf of managed hotel properties and franchisees received as other revenues from managed and franchised properties and the costs incurred on behalf of managed hotel property owners and franchisees as other expenses from managed and franchised properties in the first quarter of 2002. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Comparative financial statements for the prior period were reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on the operating income, total or per Share net income, cash flows or financial position of the Company.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Net income, basic earnings per Share and diluted earnings per Share for the three and nine months ended September 30, 2002 and 2001, respectively, adjusted to exclude amortization expense no longer required due to the adoption of SFAS No. 142, are as follows (net of tax, in millions, except per Share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$52	$30	$264	$199
Add back: goodwill amortization	—	15	—	44
Add back: trademarks and trade names amortization	—	1	—	4

Adjusted net income	$52	$46	$264	$247

Reported earnings per Share — basic	$0.26	$0.15	$1.31	$0.99
Add back: goodwill amortization	—	0.07	—	0.22
Add back: trademarks and trade names amortization	—	0.01	—	0.02

Adjusted earnings per Share — basic	$0.26	$0.23	$1.31	$1.23

Reported earnings per Share — diluted	$0.26	$0.14	$1.29	$0.96
Add back: goodwill amortization	—	0.07	—	0.22
Add back: trademarks and trade names amortization	—	0.01	—	0.02

Adjusted earnings per Share — diluted	$0.26	$0.22	$1.29	$1.20

      During the first quarter of 2002, in connection with the implementation of SFAS No. 142, the carrying amount of certain intangible assets was reclassified to goodwill, and the related deferred tax liabilities established in 1999 of $223 million, were also reclassified to goodwill resulting in a reduction of such amounts. Goodwill was further reduced by $40 million primarily as a result of a new Internal Revenue Service (“IRS”) regulation issued earlier this year allowing the Company to recognize previously disallowed tax losses established in conjunction with the acquisition of Westin Hotels & Resorts Worldwide, Inc. in January 1998. Goodwill increased by $12 million due to the impact of foreign currency translation adjustments during the nine months ended September 30, 2002.

      There were no material acquisitions resulting in goodwill or intangible assets during the nine-month period ended September 30, 2002. As of September 30, 2002, the net goodwill balance is $2.215 billion and the net trademarks and trade names balance is $204 million. The components of intangible assets with finite lives as of September 30, 2002 consist of the following (in millions):

	Gross
	Carrying	Accumulated
	Amount	Amortization

Investments in management and franchise agreements	$144	$29
Other	57	18

	$201	$47

      Amortization expense of $4 million and $10 million, respectively, related to intangible assets with finite lives was recorded during the three and nine month periods ended September 30, 2002. Amortization expense relating to these assets is expected to be $13 million for the year ended December 31, 2002 and $13 million for each of the fiscal years 2003 through 2007.

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3. Restructuring and Other Special Charges (Credits)

      The Company had remaining accruals related to restructuring charges of $89 million at September 30, 2002 and $98 million at December 31, 2001, of which $22 million and $21 million, respectively, is included in other liabilities in the accompanying September 30, 2002 and December 31, 2001 consolidated balance sheets. At September 30, 2002 and December 31, 2001, these accruals consist of $62 million and $65 million, respectively, for certain litigation costs and $27 million and $33 million, respectively, primarily related to remaining lease commitments which expire through 2006. The following tables summarize restructuring and other special charges (credits) activity during the nine months ended September 30, 2002 and 2001:

				Total
	Noncash	Cash	Expenditures	Charge
	Charges	Expenditures	Accrued	(Credit)

Nine Months Ended September 30, 2002
Other special charges (credits):
Adjustments to receivables previously written down	—	—	$(2)	$(2)
Adjustments to e-business investments previously written	—	—	(3)	(3)

Total other special charges (credits)	—	—	(5)	(5)

Total restructuring and other special charges (credits)	$—	$—	$(5)	$(5)

Nine Months Ended September 30, 2001
Restructuring charges (credits):
Adjustments to receivables previously written down	—	—	$(20)	$(20)
Severance	—	2	—	2

Total restructuring charges (credits)	—	2	(20)	(18)

Other special charges (credits):
Write-down of e-business investments	—	—	19	19
Write-off costs for abandoned development project	—	—	2	2

Total other special charges (credits)	—	—	21	21

Total restructuring and other special charges (credits)	$—	$2	$1	$3

2002 Restructuring and Other Special Credits. During the first, second and third quarters of 2002, the Company recorded reversals of other special charges of $2 million, $1 million and $2 million, respectively, primarily related to sales of its investments in certain e-business ventures previously deemed impaired and the collection of receivables which were previously deemed uncollectible. The Company did not record any restructuring charges (credits) in 2002.

2001 Restructuring and Other Special Charges. During the third quarter of 2001, the Company recorded a $1 million restructuring charge related to severance costs incurred as part of the Company’s cost reduction efforts. In addition, the Company recorded other special charges of $3 million related to development pursuit projects abandoned after the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11th Attacks”).

      During the first quarter of 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the market conditions for the technology sector at the time and management’s assessment that these investments were permanently impaired. This special charge was offset by the reversal of a

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

$20 million bad debt restructuring charge taken in 1998 relating to a note receivable, which previously had not been fully performing.

Note 4. Notes Receivable Securitizations and Sales

      At September 30, 2002, the Company has approximately $169 million in timeshare notes receivable. From time to time, the Company securitizes or sells these timeshare notes receivable. The Company accounts for its notes receivable securitizations and sales as transactions in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS No. 140”). The Company accounted for both of the transactions described below as SFAS No. 140 sales.

      During 2002, the Company sold, without recourse, through a special purpose entity (the “SPE”), notes receivable originated in connection with the sale of vacation ownership interests (“VOIs”) (“the 2002 Note Sales”). The Company continues to service the sold notes. This sale and servicing arrangement was negotiated on an arms-length basis based on then current market conditions. The Company has retained interests (the “Retained Interests”), in the sold notes that is economically equivalent to over-collateralization and an interest-only strip, that provides credit enhancement to the third-party purchaser of the notes. The Company’s right to receive cash flows from the Retained Interests is limited to cash available after paying the SPE’s financing expenses, program fees and absorbing credit losses related to the sold notes. Net cash proceeds received from these sales of notes receivable were approximately $102 million. Gains from the sale of these notes totaled approximately $12 million for the nine months ended September 30, 2002 and are included in other hotel and leisure revenues in the consolidated statements of income.

      The key assumptions used in measuring the fair value of the Retained Interests at the time of the sale were as follows: discount rate of 14%; expected annual prepayments, which yield an average expected life of prepayable notes receivable of 86 months; and expected annual gross credit losses of 2.2%.

      During 2001, the Company sold, without recourse, through a bankruptcy-remote qualified special purpose entity (the “QSPE”), the beneficial interest in notes receivable originated in connection with the sale of VOIs (the “2001 Securitizations”). The Company continues to service the notes. This sale and servicing arrangement was negotiated on an arms-length basis based on then current market conditions. The Company’s retained interests in the 2001 Securitizations is in the form of a security (the “Beneficial Interests”) that is equivalent to over-collateralization and an interest-only strip, which provides credit enhancement to the third party investors in the QSPE. The Company’s right to receive cash flows from the Beneficial Interests is limited to cash available after paying the QSPE’s financing expenses, program fees and absorbing the QSPE’s credit losses. Net cash proceeds received from the 2001 Securitizations were approximately $202 million. Gains from the 2001 Securitizations totaled $10 million for the nine months ended September 30, 2001 and are included in other hotel and leisure revenues in the consolidated statements of income.

      At September 30, 2002, $153 million of principal amounts of notes is outstanding under the 2001 Securitizations and an additional $105 million of principal amounts of notes is outstanding under the 2002 Note Sales. Delinquencies of more than 90 days on these receivables at September 30, 2002 amounted to approximately $4 million and $1 million for the 2001 Securitizations and 2002 Note Sales, respectively.

      Under the 2001 Securitizations and 2002 Note Sales, the Company has an option to repurchase defaulted notes (as defined) included in the transactions for their outstanding principal amounts. The Company has been able to resell vacation ownership interests underlying the loans that it repurchased under these provisions without incurring significant losses.

      At the time of the 2001 Securitizations and the 2002 Note Sales and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial and Retained Interests using a discounted cash flow

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. The Beneficial and Retained Interests are classified as either “trading” or “available-for-sale” securities in accordance with the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 140. The Beneficial Interests from the 2001 Securitizations are classified as trading, with changes in fair value reported through operating results. The Retained Interests from the 2002 Note Sales are classified as available-for-sale, with changes in fair value reported through equity in other comprehensive income.

      The Company has completed a sensitivity analysis on the net present value of the Beneficial and Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and expected gross credit losses. The net present value of Beneficial and Retained Interests at September 30, 2002 was approximately $27 million and approximately $19 million, respectively. The decrease in value of the Beneficial and Retained Interests as a result of various changes in key variables are as follows (in millions):

	Beneficial	Retained
	Interests	Interests

Annual prepayment:
100 basis points-dollars	$0.2	$0.1
100 basis points-percentage	0.6%	0.7%
200 basis points-dollars	$0.3	$0.2
200 basis points-percentage	1.1%	1.3%
Discount Rate:
100 basis points-dollars	$0.5	$0.4
100 basis points-percentage	1.7%	2.1%
200 basis points-dollars	$0.9	$0.8
200 basis points-percentage	3.4%	4.2%
Gross Annual Rate of Credit Losses:
100 basis points-dollars	$1.9	$1.6
100 basis points-percentage	6.9%	8.5%
200 basis points-dollars	$3.7	$3.1
200 basis points-percentage	13.6%	16.8%

Note 5.	Discontinued Operations

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

      The Company enters into interest rate swap agreements to manage interest expense. At September 30, 2002, the Company had one outstanding interest rate swap agreement under which the Company pays a fixed rate and receives variable rates of interest (the “Interest Rate Swap Agreement”). The notional amount of the Interest Rate

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Swap Agreement was approximately $50 million and the estimated unrealized loss was less than $100,000 at September 30, 2002. The unrealized loss represented the fair value of the Interest Rate Swap Agreement. This agreement matures in December 2002 and, upon maturity, any unrealized gains or losses will be reclassified into earnings.

      At September 30, 2002, the Company had five outstanding interest rate swap agreements under which the Company paid a floating rate and received a fixed rate of interest (the “Fair Value Swaps”). The aggregate notional amount of the Fair Value Swaps was $1.050 billion and the estimated unrealized gain was approximately $8 million at September 30, 2002. The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature from November 2005 through May 2007. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate.

      In September 2002, the Company terminated certain Fair Value Swaps, resulting in a $78 million cash payment to the Company. These proceeds were used to pay down the existing revolving credit facility and will result in a decrease to the interest expense on this debt through its maturity in 2007. In order to retain its fixed versus floating rate debt position, the Company immediately entered into five new Fair Value Swaps on the same underlying debt as discussed above.

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

      The Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. At September 30, 2002, the Company had two forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges of approximately $6 million. One of these contracts matured in October 2002 and the other will mature in March 2003.

      All derivatives have been deemed effective in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended.

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

      The performance of the hotel and leisure segment is evaluated primarily on operating income before corporate selling, general and administrative expense, interest expense, gains and losses on asset dispositions and restructuring and other special charges (credits). The Company does not allocate these items to the segment.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segment (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues(1)	$970	$965	$2,896	$3,089

Operating income(2)	$156	$163	$537	642

Capital expenditures	$95	$122	$205	326

	September 30,	December 31,
	2002	2001

Assets:
Hotel and leisure	$12,124	$12,352
Corporate	108	109

	$12,232	$12,461

(1)	Balance excludes other revenues from managed and franchised properties of $187 million, $182 million, $589 million and $574 million for the three and nine months ended September 30, 2002 and 2001, respectively.

(2)	The following costs are not allocated to hotel and leisure in evaluating operating income:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Corporate selling, general and administrative	$28	$24	$86	$57
Restructuring and other special charges (credits), net	$(2)	$4	$(5)	$3

Note 8.	Related Party Transactions

      The following supplements information with respect to related party transactions included in the Company’s Definitive Proxy Statement for the May 17, 2002 Annual Meeting of Shareholders and incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      Since July 2002, Richard Cotter has been the Vice President, Operations, Mid Atlantic Region for the Company. From January 2001 to July 2002 Mr. Cotter served as Vice President, Operations, New York City and assisted in the transition of a new General Manager for the St. Regis New York and from July 1998 to January 2001, he served as Vice President, the St. Regis Group, and Managing Director, St. Regis New York (General Manager of the property). Mr. Cotter also held various other positions with the Company from 1977 to 1983 including General Manager of the New York Sheraton. Mr. Cotter’s salary and bonus were $272,571 and $181,335, respectively, for 2000 and $283,336 and $71,549, respectively, for 2001. In connection with the Company’s Long Term Incentive Plan, Mr. Cotter was granted 31,000 and 10,823 options to purchase Company shares in 2000 and 2001, respectively and was awarded 3,487 shares of restricted stock in 2001. In addition, in connection with his employment as general manager of the St. Regis and these other positions, Mr. Cotter was provided with the use of a Company-owned apartment in New York City adjacent to the St. Regis, which the Company believes has a rental value of $10,000 per month. Mr. Cotter has had the use of the apartment since September 1998. In light of his new position with the Company, Mr. Cotter will no longer have use of the apartment starting during the first quarter of 2003. Richard Cotter is the brother of Robert Cotter, who has been the Chief Operating Officer of the Company since February 2000.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In July 2002, the Company acquired a 49% interest in the Westin Savannah Harbor Resort and Spa in connection with the restructuring of the indebtedness of that property. An unrelated party holds a 49% interest in the property. The remaining 2% is held by Troon Golf, a golf course management company that manages high end golf courses. As disclosed in the Company’s prior public filings, Barry Sternlicht, Chairman and Chief Executive Officer, owns an approximate 12% non-controlling interest in Troon Golf through an affiliate of Starwood Capital. Troon golf invested in the project on a pari-passu basis and manages the golf course at the Westin Savannah. The unrelated third party negotiated the terms of the golf management agreement with Troon and approved the terms of their equity interest, and therefore, the Company believes the arrangements are on an arms-length basis.

Note 9.	Commitments and Contingencies

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $152 million at September 30, 2002. Unfunded loan commitments aggregating $38 million were outstanding at September 30, 2002, of which $16 million are expected to be funded in the remainder of 2002 and $25 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of September 30, 2002, the Company was a guarantor for loans which could reach a maximum of $183 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which is scheduled to open in the first quarter of 2003. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any significant funding under these loan guarantees in 2002, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on our behalf as of September 30, 2002 totaled $119 million, the majority of which were required by state or local governments relating to our timeshare operations and by our insurers to secure large deductible insurance programs.

      Furthermore, in order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of September 30, 2002, the Company had eight management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over a period of 25 years. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2002. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2002.

      Litigation. In July 2000, Starwood filed suit in New York City against Aoki Corporation (“Aoki”) and certain other related and unrelated entities regarding Starwood’s management of nine hotels in the United States and Canada owned by Aoki and/or such other entities. Starwood is seeking to enforce the management agreements relating to these hotels and the rights Starwood acquired in connection with the purchase of those agreements from Aoki in 1995. In addition, Starwood seeks monetary damages and other relief for defendants’ fraud, breach of contract, negligence, breach of duty of good faith and fair dealing, and other alleged acts of wrongdoing.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In October 2000, Aoki and the other defendants in the lawsuit described above filed an action in New York state court against Starwood claiming that Starwood’s policies and practices constitute breaches of its contractual and fiduciary duties with respect to fees and cost allocations relating to central reservations, the SPG program, and marketing and sales initiatives; Starwood’s purchasing practices, and the receipt of rebates; cross-selling and other joint marketing and promotional programs undertaken by Starwood; and Starwood’s management and accounting practices regarding the hotels, including the extent to which Starwood responded to the owners’ prior demands for information and documents.

      During 2001, Starwood, Aoki and the other parties were ordered to mediation for both lawsuits. In May 2002, a settlement agreement for two of the hotels was reached with entities controlled by parties other than Aoki.

      The lawsuits are continuing with respect to the remaining seven hotels that are wholly-owned by Aoki. Starwood believes that Aoki’s complaint is without merit and intends to vigorously defend against the claims made against the Company.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Supplementary Financial Information

      The following table presents systemwide revenues and a reconciliation of operating income to EBITDA (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Systemwide revenues(1)	$2,007	$1,940	$6,001	$6,303

Operating income	$130	$135	$456	$582
Depreciation(2)	130	116	369	341
Amortization(2)	6	25	16	70
Interest expense of unconsolidated joint ventures	4	6	12	19
Interest income	—	2	1	9
Restructuring and other special charges (credits), net	(2)	4	(5)	3
Argentina foreign exchange loss (gain)(3)	3	—	(30)	—
Estimated construction remediation(4)	5	—	5	—

EBITDA(5)	$276	$288	$824	$1,024

(1)	Systemwide revenues include gross operating revenues generated by owned, leased, consolidated joint venture and managed hotels.

(2)	Includes depreciation and amortization expense of unconsolidated joint ventures.

(3)	Amount is reflected in selling, general, administrative and other expenses and represents foreign exchange losses and gains resulting from the initial devaluation of the Argentine Peso and subsequent rate volatility.

(4)	Amount is reflected as a reduction to other hotel and leisure revenues and represents the Company’s estimated share of costs for construction remediation efforts at a property owned by an unconsolidated joint venture.

(5)	EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Special items and gains and losses from asset dispositions are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Note 11.	Subsequent Event

      In October 2002, the Company refinanced its Senior Credit Facility with a new four-year $1.3 billion Senior Credit Facility. The new facility is comprised of a $1.0 billion revolving facility and a $300 million term loan, each maturing in 2006, with a one-year extension option, and an initial interest rate of LIBOR + 1.625%. The proceeds of the new Senior Credit Facility were used to pay off all amounts owed under the Company’s existing Senior Credit Facility, which was due to mature February 2003. As a result of this refinancing, as of September 30, 2002, the Company’s weighted average maturity was extended to 6.4 years compared to 5.9 years prior to the refinancing. The Company expects to record approximately $2 million in early debt extinguishment costs in the fourth quarter of 2002 related to this refinancing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: general real estate, travel and national and international economic conditions, including the duration and severity of the current global economic downturn, the hospitality industry’s pace of recovery from the September 11, 2001 terrorist attacks on New York, Washington, D.C. and Pennsylvania and their aftermath; the continued ability of the Trust to qualify for taxation as a REIT; Starwood’s ability to attract and retain personnel; identification, completion, terms and timing of future acquisitions and dispositions; the availability and terms of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management or franchise agreements and to obtain new agreements on favorable terms; competition within the hotel and leisure industry; the impact of internet reservation channels, the cyclicality of the real estate business and the hotel and leisure business; foreign exchange fluctuations and exchange control restrictions; political, geopolitical and financial conditions and uncertainties in countries in which Starwood owns or operates properties; changes in current laws, rules or regulations of governmental or other regulatory bodies; risks associated with Starwood’s level of indebtedness and its ability to refinance its indebtedness; and the other risks and uncertainties set forth in the annual, quarterly current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

      The Company believes the following to be its critical accounting policies:

      Revenue Recognition. The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; and (4) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures – Represents revenue primarily derived from hotel and leisure operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the

Company’s proprietary brand names including St. Regis, The Luxury Collection, Sheraton, Westin, W and Four Points by Sheraton. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees – Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton and luxury collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee. Management and franchise fees are recognized in other hotel and leisure revenues in the consolidated statements of income.

•	Vacation Ownership – The Company recognizes revenue from vacation ownership interest (“VOI”) sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes sales when a minimum of 10% of the purchase price for the VOI has been received (net of the amount financed by Starwood), the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. Vacation ownership revenues are recognized in other hotel and leisure revenues in the consolidated statements of income.

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

      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of September 30, 2002 and December 31, 2001 is $188 million and $159 million, respectively.

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

In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record impairment charges. Thus, fair value based on market prices and the value of the underlying collateral exceeds the carrying value of investments at September 30, 2002 and December 31, 2001.

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

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

Continuing Operations

      The Company’s operating results for the third quarter of 2002 were impacted by the weakened worldwide economic environment, which has resulted in a dramatic slowdown in business and transient travel. The decrease in business transient demand had an adverse impact on the Company’s majority owned hotels, many of which are located in major urban markets. The results of the third quarter of 2001 include the immediate negative impact of the September 11th Attacks on operating results experienced by the hospitality industry.

      Revenues. Total revenues, excluding other revenues from managed and franchised properties as discussed in Note 2 to the financial statements (“Total Revenues”), increased $5 million from $965 million to $970 million for the three months ended September 30, 2002 when compared to the corresponding period in 2001. The increase in Total Revenues reflects a $4 million increase in revenues from the Company’s owned, leased and consolidated joint venture hotels to $806 million for the three months ended September 30, 2002 when compared to $802 million in the corresponding period of 2001 and a slight increase in other hotel and leisure revenues to $164 million for the three months ended September 30, 2002 when compared to $163 million in the corresponding period of 2001.

      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to revenues generated by the W Times Square in New York City, New York, which opened in late December 2001 and the W Lakeshore Drive in Chicago, Illinois which reopened in October 2001 after a significant renovation and repositioning, offset in part by decreased revenues at the Company’s hotels owned during both periods (“Comparable Owned Hotels”) (161 hotels for the three months ended September 30, 2002 and 2001, excluding 2 hotels sold and 3 hotels without comparable results during 2002 and 2001). Revenues at the Company’s Comparable Owned Hotels decreased 1.9% to $775 million for the three months ended September 30, 2002 when compared to the same period of 2001 due primarily to a decrease in revenue per available room (“REVPAR”). REVPAR at the Company’s 160 owned, leased and consolidated joint venture hotels (excluding 2 hotels sold and 4 hotels under significant renovation or for which comparable results are not available for the three months ended September 30, 2002 and 2001) (“Same-Store Owned Hotels”) decreased 2.4% to $97.08 for the three months ended September 30, 2002 when compared to the corresponding 2001 period. The decrease in REVPAR at these 160 Same-Store Owned Hotels was attributed to a decrease in occupancy to 65.5% in the three months ended September 30, 2002 when compared to 65.9% in the same period of 2001 as well as a reduction in average daily rate. Average daily rate

(“ADR”) at these Same-Store Owned Hotels decreased 1.7% to $148.24 for the three months ended September 30, 2002 compared to $150.81 for the corresponding 2001 period. REVPAR at Same-Store Owned Hotels in North America decreased 2.7% for the three months ended September 30, 2002 when compared to the same period of 2001. As discussed above, the decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 1.4% for the three months ended September 30, 2002 when compared to the same period of 2001, was also impacted by weakened global economies and adverse political and economic conditions. REVPAR for Same-Store Owned Hotels in Europe increased 3.7%, in Asia Pacific increased 7.4% and in Latin America decreased 24.2% when compared to 2001. While the Same-Store Owned Hotels in Europe and Asia Pacific benefited from favorable foreign exchange fluctuations, Same-Store Owned Hotels in Argentina, Brazil and Chile continued to be negatively impacted by the devaluation of their respective currencies.

      The slight increase in other hotel and leisure revenues, for the three months ended September 30, 2002 when compared to the same period in 2001, resulted from a 7.1% increase in VOI sales, which is offset by reduced timeshare resort revenues and by a reduction in equity earnings from joint ventures resulting primarily from a $5 million charge, in the third quarter of 2002, for the Company’s share of estimated construction remediation costs associated with a property owned by one of the Company’s unconsolidated joint ventures.

      EBITDA. Total Company EBITDA decreased 4.2% or $12 million to $276 million as of September 30, 2002 when compared to 2001, primarily due to EBITDA declines at the Company’s owned, leased and consolidated joint venture hotels. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $9 million or 4.0% to $217 million for the three months ended September 30, 2002 when compared to the corresponding period in 2001. This decrease was primarily due to a $14 million or 6.2% decrease in EBITDA at the Company’s Comparable Owned Hotels to $211 million. The decrease in EBITDA at these hotels was primarily due to the $10 million decrease in EBITDA over the same period in 2001 at the Company’s Comparable Owned Hotels in North America resulting primarily from the weakened global economies as discussed earlier ($7 million of which related to lower EBITDA at the Sheraton New York Hotel & Tower in 2002, which benefited in the third quarter of 2001 from leasing hotel rooms as office space to Lehman Brothers after the September 11th Attacks) and a $2 million decrease in EBITDA at the Company’s two owned hotels in Argentina.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $123 million and $116 million for the three months ended September 30, 2002 and 2001, respectively. The increase in selling, general, administrative and other expenses is due primarily to a foreign exchange loss resulting from the volatility of the Argentine Peso, increased sales and marketing costs, and increased expenses commensurate with higher VOI sales, offset in part by reduced sales and marketing costs at timeshare resorts.

      Restructuring and Other Special Charges (Credits). During the third quarter of 2002, the Company recorded reversals of other special charges of $2 million primarily related to sales of its investments in certain e-business ventures previously deemed impaired. The Company did not record any restructuring charges (credits) in 2002.

      During the third quarter of 2001, the Company recorded a $1 million restructuring charge related to severance costs incurred as part of the Company’s cost reduction efforts. In addition, the Company recorded other special charges of $3 million related to development pursuit projects abandoned after the September 11th Attacks.

      Depreciation and Amortization. Depreciation expense increased to $124 million in the three months ended September 30, 2002 compared to $109 million in the corresponding period of 2001. The increase was due to additional depreciation resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels and capital expenditures on technology development in the past 12 months. Amortization expense decreased to $6 million in the three months ended September 30, 2002 compared to $25 million in the corresponding period of 2001. The decrease in amortization expense for the quarter was primarily attributable to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in a $19 million pretax reduction in amortization expense.

      Net Interest Expense. Interest expense for the three months ended September 30, 2002 and 2001, which is net of interest income of $0 and $2 million, respectively, decreased to $81 million from $89 million. This decrease was due primarily to lower interest rates compared to the third quarter of 2001 and the impact of certain financing transactions during the past 12 months. The Company’s weighted average interest rate was 5.81% for the three months ended September 30, 2002 versus 5.90% for the three months ended September 30, 2001.

      Income Tax Expense. The effective income tax rate for the third quarter of 2002 decreased to 4.4% compared to 30.8% in the corresponding quarter in 2001. Excluding the net tax expense of $2 million of special items taxed at the incremental tax rate of 35.0% (with the exception of the construction remediation charge which is not tax-effected because the joint-venture is in a tax-exempt jurisdiction), the Company’s tax rate was 1.2% in the third quarter of 2002. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The tax rate in the third quarter of 2002 is significantly lower than the prior year due to the combination of lower than expected pretax income, the anticipated annual dividend of $0.84 per share, and the cessation of amortization of goodwill (as discussed above), which was not deductible for tax purposes.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Continuing Operations

      The Company’s operating results for the nine months ended September 30, 2002 were significantly impacted by the weakened worldwide economic environment, which has resulted in a dramatic slowdown in business and transient travel. The decrease in business transient demand, when compared to the same period of 2001, had an adverse impact on the Company’s majority owned hotels, many of which are located in major urban markets.

      Revenues. Total Revenues decreased 6.2% from $3.089 billion to $2.896 billion for the nine months ended September 30, 2002 when compared to the corresponding period in 2001. The decrease in Total Revenues reflects a 6.9% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $2.418 billion for the nine months ended September 30, 2002 when compared to $2.597 billion in the corresponding period of 2001 and a 2.8% decrease in other hotel and leisure revenues to $478 million for the nine months ended September 30, 2002 when compared to $492 million in the corresponding period of 2001.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s Comparable Owned Hotels (157 hotels for the nine months ended September 30, 2002 and 2001, excluding 4 hotels sold and 7 hotels without comparable results during 2002 and 2001) offset in part by revenues generated by the W Times Square, which opened in late December 2001, the W Lakeshore Drive in Chicago, Illinois which reopened in October 2001 after a significant renovation and repositioning, and the Sheraton Centre Toronto in Toronto, Canada of which the Company acquired the remaining 50% not previously owned in April 2001. Revenues at the Company’s Comparable Owned Hotels decreased 9.6% to $2.274 billion for the nine months ended September 30, 2002 when compared to the same period of 2001 due primarily to a decrease in REVPAR. REVPAR at the Company’s 156 owned, leased and consolidated joint venture hotels (excluding 4 hotels sold and 8 hotels under significant renovation or for which comparable results are not available for the nine months ended September 30, 2002 and 2001) (“Same-Store Owned Hotels”) decreased 9.9% to $96.53 for the nine months ended September 30, 2002 when compared to the corresponding 2001 period. The decrease in REVPAR at these 156 Same-Store Owned Hotels was attributed to a decrease in occupancy to 64.2% in the nine months ended September 30, 2002 when compared to 67.4% in the same period of 2001. ADR at these Same-Store Owned Hotels decreased 5.4% to $150.39 for the nine months ended September 30, 2002 compared to $158.99 for the corresponding 2001 period. REVPAR at Same-Store Owned Hotels in North America decreased 9.8% for the nine months ended September 30, 2002 when compared to the same period of 2001. As discussed above, the decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 10.2% for the nine months ended September 30, 2002 when compared to the same period of 2001, was also impacted by weakened global economies, the unfavorable effect of foreign currency translation and adverse political and economic conditions. REVPAR for Same-Store Owned Hotels in Europe decreased 5.0%, in Latin America decreased 26.4% and in Asia Pacific increased 0.6% when compared to 2001.

      The decrease in other hotel and leisure revenues, for the nine months ended September 30, 2002 when compared to the same period in 2001, resulted from lower management fees, primarily due to reduced incentive management fees, and decreased equity earnings from joint ventures as a result of the previously discussed weakened global economies and the construction remediation costs at an unconsolidated joint venture property, offset by the increase in VOI sales of 8.4%.

      EBITDA. Total Company EBITDA decreased 19.5% or $200 million to $824 million at September 30, 2002 when compared to 2001, primarily due to EBITDA declines at the Company’s owned, leased and consolidated joint venture hotels. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $148 million or 18.3% to $659 million for the nine months ended September 30, 2002 when compared to the corresponding period in 2001. This decrease was primarily due to a $153 million or 19.3% decrease in EBITDA at the Company’s Comparable Owned Hotels to $639 million. The decrease in EBITDA at these hotels was primarily due to the $118 million decrease in EBITDA over the same period in 2001 at the Company’s Comparable Owned Hotels in North America resulting primarily from the weakened global economies as discussed earlier.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $318 million and $323 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in selling, general, administrative and other expenses is due primarily to the net $30 million foreign exchange gain resulting from the devaluation of the Argentine Peso, offset, in part, by increased sales and marketing costs and the inclusion, in the nine months ended September 30, 2001, of an $11 million pretax gain resulting from the termination of a pension plan.

      Restructuring and Other Special Charges. During the nine months ended September 30, 2002, the Company reversed $5 million of previously recorded other special charges primarily related to sales of its investments in certain e-business ventures previously deemed impaired and the collection of receivables which were previously deemed uncollectible. The Company did not record any restructuring charges (credits) in 2002.

      During the third quarter of 2001, the Company recorded a $1 million restructuring charge related to severance costs incurred as part of the Company’s cost reduction efforts. In addition, the Company recorded other special charges of $3 million related to development pursuit projects abandoned after the September 11th Attacks.

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

      Depreciation and Amortization. Depreciation expense increased to $352 million in the nine months ended September 30, 2002 compared to $321 million in the corresponding period of 2001. The increase was due to additional depreciation resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels and capital expenditures on technology development in the past 12 months. Amortization expense decreased to $16 million in the nine months ended September 30, 2002 compared to $70 million in the corresponding period of 2001. The decrease in the nine month amortization expense was primarily attributable to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in a $56 million pretax reduction in amortization expense.

      Net Interest Expense. Interest expense for the nine months ended September 30, 2002 and 2001, which is net of interest income of $1 million and $9 million, respectively, decreased to $271 million from $290 million. Excluding $29 million and $9 million of one time charges related to the early extinguishment of debt for 2002 and 2001, respectively, net interest expense decreased $39 million from the comparable period of the prior year. This decrease was due primarily to lower interest rates compared to the same period of 2001 and the impact of certain financing transactions during the past 12 months. The Company’s weighted average interest rate was 5.52% for the nine months ended September 30, 2002 versus 6.41% for the nine months ended September 30, 2001.

      Income Tax Expense. The effective income tax rate for the nine months ended September 30, 2002 decreased to 14.4% compared to 30.7% in the corresponding period in 2001. Excluding the net tax benefit of $1 million of special items primarily related to approximately $29 million (pretax) of one time charges associated with the early extinguishment of debt, $6 million of a state tax refund and a non-cash net foreign exchange gain of approximately $30 million (pretax) resulting from the devaluation of the Argentine Peso, all taxed at the incremental tax rate of 35.0% (with the exception of the construction remediation charge which is not tax-effected because the joint-venture is in a tax-exempt jurisdiction), the Company’s effective tax rate was 15.2% for the nine months ended 2002. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The tax rate for the nine months ended September 30, 2002 is significantly lower than the prior year due to the combination of lower pretax income, the anticipated annual dividend of $0.84 per share and the cessation of amortization of goodwill (as discussed above), which was not deductible for tax purposes.

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

      The following table summarizes REVPAR, ADR and average occupancy for the Company’s Same-Store Owned Hotels for the three and nine months ended September 30, 2002 and 2001. The results for the three months ended September 30, 2002 and 2001 represent results for 160 owned, leased and consolidated joint venture hotels (excluding 2 hotels that were sold and 4 hotels under significant renovation or for which comparable results are not available). The results for the nine months ended September 30, 2002 and 2001 represent results for 156 owned, leased and consolidated joint venture hotels (excluding 4 hotels that were sold and 8 hotels under significant renovation or for which comparable results are not available).

	Three Months Ended
	September 30,

	2002		2001		Variance

Worldwide (160 hotels with approximately 55,000 rooms)
REVPAR	$97.0	8	$99.4	2	(2.4)%
ADR	$148.2	4	$150.8	1	(1.7)%
Occupancy	65.5%		65.9%		(0.4)
North America (111 hotels with approximately 41,000 rooms)
REVPAR	$91.4	2	$94.0	0	(2.7)%
ADR	$134.9	0	$140.5	7	(4.0)%
Occupancy	67.8%		66.9%		0.9
International (49 hotels with approximately 14,000 rooms)
REVPAR	$114.2	9	$115.8	9	(1.4)%
ADR	$195.1	5	$183.8	0	(6.2)%
Occupancy	58.6%		63.1%		(4.5)

	Nine Months Ended
	September 30,

	2002		2001		Variance

Worldwide (156 hotels with approximately 53,000 rooms)
REVPAR	$96.5	3	$107.0	9	(9.9)%
ADR	$150.3	9	$158.9	9	(5.4)%
Occupancy	64.2%		67.4%		(3.2)
North America (110 hotels with approximately 40,000 rooms)
REVPAR	$94.9	7	$105.2	3	(9.8)%
ADR	$144.5	0	$154.5	5	(6.5)%
Occupancy	65.7%		68.1%		(2.4)
International (46 hotels with approximately 13,000 rooms)
REVPAR	$101.2	8	$112.7	7	(10.2)%
ADR	$170.2	0	$173.0	8	(1.7)%
Occupancy	59.5%		65.2%		(5.7)

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. Despite the weakened global economies, the Company anticipates that cash flow provided by operating activities will be sufficient to service these cash requirements. In 2002, the Company shifted from a quarterly dividend to an annual dividend. The final determination of the amount of the dividend will be subject to economic and financial considerations and approval of the Board of Directors of the Company. The Company currently expects the dividend to be $0.84 per share. The Company believes that existing borrowing availability will be adequate to meet all funding requirements for the foreseeable future.

Cash Used for Investing Activities

      In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $152 million at September 30, 2002. The Company evaluates these loans for impairment, and at September 30, 2002, believes these loans are collectible. Unfunded loan commitments aggregating $38 million were outstanding at September 30, 2002, of which $16 million are expected to be funded in the remainder of 2002 and $25 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of September 30, 2002, the Company was a guarantor for loans which could reach a maximum of $183 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which is scheduled to open in the first quarter of 2003. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any funding under these loan guarantees in 2002, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on our behalf as of September 30, 2002 totaled $119 million, the majority of which were required by state or local governments relating to our timeshare operations and by our insurers to secure large deductible insurance programs.

      Furthermore, in order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of September 30, 2002, the Company had eight management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over a period of 25 years. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any funding under the performance guarantees in 2002. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2002.

      The Company had the following contractual obligations outstanding as of September 30, 2002 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$5,346	$588	$770	$1,890	$2,098
Capital lease obligations	1	1	—	—	—
Operating lease obligations	1,075	75	137	116	747
Unconditional purchase obligations(1)	174	61	88	24	1
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$6,596	$725	$995	$2,030	$2,846

(1)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

      The Company had the following commercial commitments outstanding as of September 30, 2002 (in millions):

		Amount of Commitment Expiration Per Period

	Total	Less Than	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$120	$116	—	—	$4
Hotel loan guarantees	183	50	58	45	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$303	$166	$58	$45	$34

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

      The Company continues to review its portfolio for disposition candidates, placing additional emphasis on its domestic portfolio. In July 2002, the Company signed a letter of intent to sell its assets in Sardinia, Italy, part of the CIGA portfolio of luxury hotels and resorts, to a consortium of Italian investors. The letter of intent expired without definitive agreements being executed. The Company is continuing negotiations with the consortium however, in light of the uncertainty regarding consummation of a transaction with the consortium, has commenced discussions with other potential purchasers for these properties and other CIGA assets. In order to attract a larger group of potential purchasers, the Company is considering sales of certain CIGA assets that would not be subject to a management agreement with the Company.

Cash Used for Financing Activities

      Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $506 million at September 30, 2002 after giving effect to the refinancing in October 2002 described below), available borrowings from international revolving lines of credit (approximately $108 million at September 30, 2002), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. Starwood has a substantial amount of indebtedness and had a working capital deficiency of $886 million at September 30, 2002. There can be no assurance that the Company will be able to refinance its indebtedness as it becomes due and, if so, on favorable terms, nor can there be assurance that the Company’s business will continue to generate cash flow at or above historical levels or that currently anticipated improvements will be achieved.

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

      Following is a summary of the Company’s debt portfolio as of September 30, 2002:

	Amount
	Outstanding at		Interest Rate at	Average
	September 30, 2002	Interest Terms	September 30, 2002	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Term Loan Add-on	$174	LIBOR + 1.60%	3.48%	3.3 years	(a)
Revolving Credit Facility	506	Various	4.10%	4.0 years	(a)
Euro Loan	444	Euribor + 1.95%	5.24%	0.7 years
Mortgages and Other	251	Various	5.59%	2.6 years
Interest Rate Swaps	1,001		5.77%	—

Total/ Average	2,376		5.13%	2.6 years

Fixed Rate Debt
Sheraton Holding Public Debt	1,324		6.52%	8.5 years
Senior Notes	1,542		7.05%	7.3 years
Convertible Senior Notes — Series B	313		3.25%	1.7 years	(b)
Mortgages and Other	793		7.38%	9.5 years
Interest Rate Swaps	(1,001)		7.26%	—

Total/ Average	2,971		6.43%	7.7 years

Total Debt
Total Debt and Average Terms	$5,347		5.85%	6.4 years

(a)	Average maturities were adjusted to give effect to the refinancing of the Senior Credit Facility completed in October 2002 as discussed below, the proceeds of which were used to retire these facilities.

(b)	Maturity reflects the earliest date the debt can be put to the Company.

     In October 2002, the Company refinanced its Senior Credit Facility with a new four-year $1.3 billion Senior Credit Facility. The new facility is comprised of a $1.0 billion revolving facility and a $300 million term loan, each maturing in 2006, with a one-year extension option, and an initial interest rate of LIBOR + 1.625%. The proceeds of the new Senior Credit Facility were used to pay off all amounts owed under the Company’s existing Senior Credit Facility, which was due to mature February 2003. As a result of this refinancing, as of September 30, 2002, the Company’s average maturity was extended to 6.4 years compared to 5.9 years prior to the refinancing. The Company expects to record approximately $2 million in early debt extinguishment costs in the fourth quarter of 2002 related to this refinancing.

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

      In December 2001, the Company entered into an 18-month 450 million Euro loan with a six month extension option. The loan has an interest rate of Euribor plus 195 basis points. The proceeds of the Euro loan were drawn down in two tranches; the first 270 million Euros was drawn down in December and used to repay the previously outstanding 270 million Euro facility and the remaining 180 million Euros was drawn down in January 2002 and the proceeds were used to pay down a portion of the Company’s domestic revolving credit facility.

      In May 2001, the Company sold an aggregate face amount of $816 million zero coupon convertible senior notes due 2021. The two series of notes had an initial blended yield to maturity of 2.35%. The notes are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. The Company received gross proceeds from these sales of approximately $500 million, which were used to repay a portion of its senior secured notes facility that bore interest at LIBOR plus 275 basis points. In May 2002, the Company repurchased all of the outstanding Series A convertible notes for $202 million in cash. Holders of Series B Notes may first put these notes to the Company in May 2004 for a purchase price of approximately $330 million.

Stock Sales and Repurchases

      The Company did not repurchase any Shares in the open market during the nine months ended September 30, 2002. At September 30, 2002, $633 million was available for purchases under its share repurchase program.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in the Company’s Joint Annual Report on Form 10-K regarding the Company’s market risk.

Item 4.	Controls and Procedures

      Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

      There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

      The Company is involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

      The Company did not repurchase any Shares in the open market during the nine months ended September 30, 2002.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
99.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
99.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed herewith.

(b) Reports on Form 8-K

      Starwood filed the following Current Reports on Form 8-K during the third quarter of 2002:

Current Report on Form 8-K dated August 14, 2002, reporting under Items 5 and 7 the statements under oath of the Chief Executive Officer and Chief Financial Officer regarding facts and circumstances relating to Exchange Act Filings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:  /s/ BARRY S. STERNLICHT
Barry S. Sternlicht
Chairman, Chief Executive Officer and Director

By:  /s/ RONALD C. BROWN
Ronald C. Brown
Executive Vice President and Chief Financial Officer

Date: November 11, 2002	STARWOOD HOTELS & RESORTS

By:  /s/ BARRY S. STERNLICHT
Barry S. Sternlicht
Chairman, Chief Executive Officer and Trustee

By:  /s/ RONALD C. BROWN
Ronald C. Brown
Vice President and Chief Financial and Accounting Officer

I, Barry S. Sternlicht, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starwood Hotels & Resorts Worldwide, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 11, 2002

/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman, Chief Executive Officer and Director

I, Ronald C. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starwood Hotels & Resorts Worldwide, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 11, 2002

/s/ RONALD C. BROWN

Ronald C. Brown
Executive Vice President and Chief Financial Officer

I, Barry S. Sternlicht, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starwood Hotels & Resorts;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 11, 2002

/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman, Chief Executive Officer and Trustee

I, Ronald C. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starwood Hotels & Resorts;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 11, 2002

/s/ RONALD C. BROWN

Ronald C. Brown
Vice President and Chief Financial and Accounting Officer

EXHIBIT INDEX

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
99.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
99.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed herewith.