Form 10-Q
period 2004-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2004-04-30
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number: 1-7959	Commission File Number: 1-6828

STARWOOD HOTELS & RESORTS WORLDWIDE, INC. (Exact name of Registrant as specified in its charter)	STARWOOD HOTELS & RESORTS (Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	Maryland (State or other jurisdiction of incorporation or organization)

52-1193298 (I.R.S. employer identification no.)	52-0901263 (I.R.S. employer identification no.)

1111 Westchester Avenue White Plains, NY 10604 (Address of principal executive offices, including zip code)	1111 Westchester Avenue White Plains, NY 10604 (Address of principal executive offices, including zip code)

(914) 640-8100 (Registrant’s telephone number, including area code)	(914) 640-8100 (Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

      206,992,863 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 206,992,863 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of April 27, 2004.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 2, 2004. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2004.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237	$427
Restricted cash	165	81
Accounts receivable, net of allowance for doubtful accounts of $54 and $53	443	418
Inventories	297	232
Prepaid expenses and other	142	104

Total current assets	1,284	1,262
Investments	432	415
Plant, property and equipment, net	7,025	7,106
Goodwill and intangible assets, net	2,515	2,488
Other assets	669	623

	$11,925	$11,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$240	$233
Accounts payable	163	171
Accrued expenses	739	836
Accrued salaries, wages and benefits	220	228
Accrued taxes and other	187	176

Total current liabilities	1,549	1,644
Long-term debt	4,362	4,393
Deferred income taxes	880	898
Other liabilities	616	574

	7,407	7,509

Minority interest	28	28

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	31

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 600,027 and 480,880 shares at March 31, 2004 and December 31, 2003, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 206,820,250 and 206,812,126 shares at March 31, 2004 and December 31, 2003, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 206,820,250 and 206,812,126 shares at March 31, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	5,102	4,952
Deferred compensation	(23)	(9)
Accumulated other comprehensive loss	(340)	(334)
Accumulated deficit	(253)	(287)

Total stockholders’ equity	4,490	4,326

	$11,925	$11,894

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per Share data)
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003

Revenues
Owned, leased and consolidated joint venture hotels	$769	$732
Vacation ownership sales and services	128	92
Management fees, franchise fees and other income	90	52
Other revenues from managed and franchised properties	240	210

	1,227	1,086
Costs and Expenses
Owned, leased and consolidated joint venture hotels	607	586
Vacation ownership	97	71
Selling, general, administrative and other	82	50
Depreciation	102	111
Amortization	4	4
Other expenses from managed and franchised properties	240	210

	1,132	1,032
Operating income	95	54
Gain on sale of VOI notes receivable	—	1
Equity earnings from unconsolidated ventures, net	4	4
Interest expense, net of interest income of $0 and $0	(64)	(77)
Loss on asset dispositions and impairments, net	(1)	(170)

Income (loss) from continuing operations before taxes and minority equity	34	(188)
Income tax benefit (expense)	(2)	70
Minority equity in net loss	1	1

Income (loss) from continuing operations	33	(117)
Discontinued operations:
Loss from operations, net of tax benefit of $0 and $0	—	(1)
Gain on dispositions, net of tax expense of $0 and $1	1	2

Net income (loss)	$34	$(116)

Earnings (Loss) Per Share — Basic
Continuing operations	$0.16	$(0.58)
Discontinued operations	—	—

Net income (loss)	$0.16	$(0.58)

Earnings (Loss) Per Share — Diluted
Continuing operations	$0.16	$(0.58)
Discontinued operations	—	—

Net income (loss)	$0.16	$(0.58)

Weighted average number of Shares	205	200

Weighted average number of Shares assuming dilution	211	200

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2004	2003

Net income (loss)	$34	$(116)
Other comprehensive income (loss), net of taxes:
Foreign currency translation	(6)	23
Minimum pension liability adjustments	—	(3)
Change in fair value of derivative instruments	—	(1)

	(6)	19

Comprehensive income (loss)	$28	$(97)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2004	2003

Operating Activities
Net income (loss)	$34	$(116)
Exclude:
Discontinued operations	(1)	(1)

Income (loss) from continuing operations	33	(117)
Depreciation and amortization	106	115
Loss on asset dispositions and impairments, net	1	170
Increase in restricted cash	(84)	(38)
Other changes in working capital	2	17
Accrued and deferred income taxes and other	4	(13)

Cash from continuing operations	62	134
Cash from discontinued operations	1	7

Cash from operating activities	63	141

Investing Activities
Purchases of plant, property and equipment	(64)	(65)
Acquisitions, net of acquired cash	(65)	—
Investments	(24)	(1)
Other, net	(27)	—

Cash used for investing activities	(180)	(66)

Financing Activities
Revolving credit facility and short-term borrowings, net	(2)	144
Long-term debt issued	—	15
Long-term debt repaid	(23)	(13)
Distributions paid	(172)	(170)
Proceeds from employee stock option exercises	120	10
Other, net	4	(14)

Cash used for financing activities	(73)	(28)

Exchange rate effect on cash and cash equivalents	—	3

Increase (decrease) in cash and cash equivalents	(190)	50
Cash and cash equivalents — beginning of period	427	108

Cash and cash equivalents — end of period	$237	$158

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9	$30

Income taxes, net of refunds	$6	$(3)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Receivable, Corporation	375	465
Prepaid expenses and other	1	1

Total current assets	377	468
Investments, Corporation	848	848
Investments	25	25
Plant, property and equipment, net	3,306	3,324
Long-term receivables, Corporation, net	1,912	2,084
Goodwill and intangible assets, net	221	221
Other assets	8	8

	$6,697	$6,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$10	$9
Accounts payable	2	4
Accrued expenses	13	20
Distributions payable, Corporation	—	183
Distributions payable	—	172

Total current liabilities	25	388
Long-term debt	442	445

	467	833

Minority interest	28	29

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	30

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 600,027 and 480,880 shares at March 31, 2004 and December 31, 2003, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at March 31, 2004 and December 31, 2003	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 206,820,250 and 201,812,126 shares at March 31, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	7,748	7,714
Accumulated deficit	(1,548)	(1,630)

Total stockholders’ equity	6,202	6,086

	$6,697	$6,978

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003

Revenues
Rent and interest, Corporation	$125	$129

	125	129

Costs and Expenses
Selling, general and administrative	1	1
Depreciation	39	48

	40	49

	85	80
Interest expense, net	(8)	(9)
Loss on asset dispositions and impairments, net	—	(170)
Income tax benefit (expense)	4	(1)
Minority equity in net loss	1	—

Net income (loss)	$82	$(100)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Three Months
	Ended March 31,

	2004	2003

Operating Activities
Net income (loss)	$82	$(100)
Depreciation	39	48
Loss on asset dispositions and impairments, net	—	170
Changes in working capital	255	230
Income taxes and other, net	(1)	(2)

Cash from operating activities	375	346

Investing Activities
Purchases of plant, property and equipment	(21)	(11)

Cash used for investing activities	(21)	(11)

Financing Activities
Long-term debt repaid	(2)	(2)
Distributions paid	(172)	(170)
Distributions paid to Corporation	(183)	(148)
Other, net	2	(14)

Cash used for financing activities	(355)	(334)

Increase (decrease) in cash and cash equivalents	(1)	1
Cash and cash equivalents — beginning of period	2	2

Cash and cash equivalents — end of period	$1	$3

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9	$9

Income taxes	$—	$1

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

      The accompanying consolidated financial statements represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation (“Sheraton Holding”) (formerly ITT Corporation) and its subsidiaries and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

      Starwood is one of the world’s largest hotel and leisure companies. The Company has two principal businesses: hotels and vacation ownership. These businesses are comprised of a worldwide hospitality network of more than 740 full-service hotels and vacation ownership resorts primarily serving two markets: luxury and upscale.

      The Trust was formed in 1969 and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”). The Trust is one of the largest REITs in the United States. The Corporation was formed in 1980. The Trust is currently a subsidiary of the Corporation, which indirectly holds all outstanding Class A Shares of Beneficial Interest in the Trust (“Class A Shares”). Non-voting Class B Shares of Beneficial Interest in the Trust (“Class B Shares”) trade together with the shares of Common Stock of the Corporation (each a “Corporation Share”) on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share. Unless otherwise stated herein, all information with respect to Shares refers to Shares on or since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

      The Corporation, through its subsidiaries, is the general partner of, and held, as of March 31, 2004, an aggregate 98.4% partnership interest in SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.4% partnership interest in SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of March 31, 2004. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At March 31, 2004, there were approximately 5.6 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.	Significant Accounting Policies

      Earnings (Loss) Per Share. The following reconciliation of basic earnings (loss) per Share to diluted earnings (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended March 31,

	2004			2003

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings (losses) from continuing operations	$33	205	$0.16	$(117)	200	$(0.58)
Effect of dilutive securities:
Employee options and restricted stock awards	—	6	—	—	—	—

Diluted earnings (losses) from continuing operations	$33	211	$0.16	$(117)	200	$(0.58)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Included in the Basic Share numbers are approximately 800,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) for the three months ended March 31, 2004. Approximately 1.2 million shares of Class A and Class B EPS are excluded from the calculation of Diluted losses per Share numbers for the three months ended March 31, 2003, as they are anti-dilutive. Approximately 1.3 million of employee options and restricted stock awards were also excluded from the calculation of Diluted losses per Share numbers for the three months ended March 31, 2003 as they are anti-dilutive. Additionally, as of March 31, 2004 and March 31, 2003, 13 million and 6 million shares, respectively, issuable under convertible debt were excluded from the calculation of Diluted earnings (losses) per Shares numbers as the trigger events for conversion have not occurred. In any period in which such trigger events are met, the Shares would be included in the calculation of Diluted earnings (losses) per Share numbers and the interest expense associated with the corresponding convertible debt would be added back to basic earnings (losses) from continuing operations.

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

      Stock-Based Compensation. The Company has several stock-based employee long-term incentive plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. In general, no stock-based employee compensation cost is reflected in net income as all options granted to employees under these plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per Share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months
	Ended
	March 31,

	2004	2003

	(In millions, except
	per Share data)
Net income (loss), as reported	$34	$(116)
Deduct: SFAS No. 123 compensation cost	(23)	(32)
Tax effect	8	11

Proforma net income (loss)	$19	$(137)

Earnings (loss) per Share:
Basic, as reported	$0.16	$(0.58)

Basic, proforma	$0.09	$(0.68)

Diluted, as reported	$0.16	$(0.58)

Diluted, proforma	$0.09	$(0.68)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended
	March 31,

	2004	2003

Average Black Scholes Assumptions:
Dividend Yield	2.5%	3.1%
Volatility	39%	43%
Risk-free rate	1.9%	2.1%
Expected life	3 yrs	3 yrs

      Recently Issued Accounting Standards. In December 2003, FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132-(R)). SFAS 132-(R) retains the disclosure requirements in the original SFAS No. 132, but requires additional disclosures related to plan assets, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. In addition, this statement requires interim period disclosure of the components of net periodic benefit costs and contributions if significantly different from previously reported amounts. The Company adopted SFAS No. 132-(R) effective December 31, 2003 for its domestic pension and postretirement plans. SFAS No. 132-(R) will be effective December 31, 2004 for the Company’s foreign pension plans.

      In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46 which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s expected losses and/or receives a majority of the expected residual returns.

      In December 2003, the FASB revised FIN 46 (“FIN 46-(R)”), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46 and FIN 46-(R), the Company has evaluated its various variable interests to determine whether they are in VIE’s. These variable interests, which generally represent modest interests relative to the other investors in the ventures, are primarily related to the Company’s strategy to expand its role as a third-party manager of hotels and resorts, allowing the Company to increase the presence of its lodging brands and gain additional cash flow. The process identified the following types of variable interests: (a) subordinated loans to ventures which have typically taken the form of first or second mortgage loans, (b) equity investments in ventures which have typically ranged from 10% to 30% of the equity, (c) guarantees to ventures which have typically related to loan guarantees on new construction projects that are well capitalized and which typically expire within a few years of the hotels opening and (d) other types of contributions to ventures owning hotels to secure the management or franchise contract. The Company also reviewed its other management and franchise agreements related to hotels that the Company has no other investments in and concluded that such arrangements were not variable interests since the Company is paid commensurate with the services provided and on the same level as other operating liabilities and the hotel owners retain the right to terminate the arrangements under certain circumstances.

      Of the nearly 400 hotels that the Company manages or franchises, the Company identified approximately 20 hotels that it has a variable interest in. For those ventures that the Company holds a variable interest, it determined that the Company was not the PB and such VIE’s should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIE’s totaled $90 million at March 31, 2004. Equity investments and other types of investments related to VIE’s totaled $22 million and $24 million, respectively, at March 31, 2004. Information concerning the Company’s exposure to loss or loan guarantees and commitments to fund other types of contributions is summarized in Note 11, Commitments and Contingencies.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company has adopted FIN 46 for entities created subsequent to January 31, 2003 as of December 31, 2003 and adopted FIN 46-(R) as of March 31, 2004. The adoption of FIN 46 and FIN 46(R) did not result in the consolidation of any VIE’s, through March 31, 2004.

Note 3.	Acquisitions

      In March 2004, the Company acquired the 413-room Sheraton Kauai Resort on Poipu Beach in Kauai, Hawaii. The purchase price for the property was approximately $40 million and was funded from available cash. Prior to the acquisition, the Company managed the property for the former owner.

      In the fourth quarter of 2003, the Company commenced a tender offer to acquire any and all of the outstanding limited partnership units of Westin Hotels Limited Partnership, the entity that indirectly owns the Westin Michigan Avenue Hotel in Chicago, Illinois. The tender offer expired on February 20, 2004 and approximately 34,000 units were tendered to the Company and accepted for payment, representing approximately 25% of the outstanding units. The purchase price of approximately $24 million was funded from available cash.

      In January 2004, the Company acquired a 95% interest in Bliss World LLC which operates three stand alone spas (two in New York, New York and one in London, England) and a beauty products business with distribution through its own internet site and catalogue as well as through third party retail stores. The aggregate purchase price for the acquired interest was approximately $25 million and was funded from available cash.

Note 4.	Discontinued Operations

      In accordance with SFAS No. 144, as a result of the sale in June 2003 of the Hotel Principe di Savoia in Milan, Italy (“Principe”), with no continuing involvement, the accompanying 2003 consolidated financial statements reflect the results of operations of the Principe as a discontinued operation. Interest expense of $4 million for the three months ended March 31, 2003 was allocated to discontinued operations based upon the amount of Euro denominated debt that was required to be repaid upon the consummation of the sale. Summary financial information for discontinued operations is as follows (in millions) (unaudited):

	Three Months
	Ended
	March 31,

	2004	2003

Income Statement Data
Revenues	$—	$12
Operating income	$—	$3
Interest expense on debt repaid with sales proceeds	$—	$4
Income tax expense	$—	$—
Loss from operations, net of tax	$—	$(1)
Gain on disposition, net of tax	$1	$2

      For the three months ended March 31, 2004 and 2003, the gain from disposition consists of the reversal of $1 million and $2 million, respectively (after-tax), of liabilities set up in conjunction with the sale of the Company’s gaming segment which was completed in June 2000. These liabilities are no longer required as the related contingencies have been favorably resolved.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5.	Restructuring and Other Special Credits

      The Company had remaining accruals related to restructuring charges of $23 million and $24 million, respectively, at March 31, 2004 and December 31, 2003, of which $19 million and $20 million, respectively, is included in other liabilities in the accompanying March 31, 2004 and December 31, 2003 consolidated balance sheets. There was no restructuring or other special charges activity in the three months ended March 31, 2004 or 2003.

Note 6.	Notes Receivable Securitizations and Sales

      At March 31, 2004, the Company has approximately $129 million in net timeshare notes receivable. From time to time, the Company securitizes or sells these timeshare notes receivable. The Company accounts for its notes receivable securitizations and sales as transactions in accordance with SFAS No. 140. The Company retains interests in the assets transferred to qualified special purpose entities (“QSPEs”) which are accounted for as over-collateralizations and interest only strips (“Beneficial Interests”). These Beneficial Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

      During the three months ended March 31, 2004 and 2003, the Company did not sell any notes receivable.

      At March 31, 2004, $91 million of principal balances are outstanding under a sale of receivables in 2001 and an additional $163 million of principal balances are outstanding under a sale of receivables in 2003. Delinquencies of more than 90 days on these receivables at March 31, 2004 amounted to approximately $2 million for each of the sales of receivables in 2001 and 2003, respectively.

      Under the receivable sales completed in 2001 and 2003, the Company has an option to repurchase defaulted notes (as defined) included in the transactions for their outstanding principal amounts. The Company has been able to resell vacation ownership interests underlying the loans that it repurchased under these provisions without incurring significant losses.

      At the time of each receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.

      The Company has completed a sensitivity analysis on the net present value of the Beneficial Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and expected gross credit losses. The net present value of Beneficial Interests at

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

March 31, 2004 was approximately $48 million. The decrease in value of the Beneficial Interests as a result of various changes in key variables are as follows (in millions):

Beneficial
Interests

Annual prepayment:
100 basis points-dollars	$0.3
100 basis points-percentage	0.8%
200 basis points-dollars	$0.7
200 basis points-percentage	1.6%
Discount rate:
100 basis points-dollars	$0.9
100 basis points-percentage	2.1%
200 basis points-dollars	$1.8
200 basis points-percentage	4.0%
Gross annual rate of credit losses:
100 basis points-dollars	$2.9
100 basis points-percentage	6.7%
200 basis points-dollars	$5.8
200 basis points-percentage	13.2%

Note 7.	Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt.

      In March 2004, the Company terminated certain interest rate swap agreements, with a notional amount of $1 billion under which the Company was paying floating rates and receiving fixed rates of interest (“Fair Value Swaps”), resulting in a $33 million cash payment to the Company. These proceeds were used for general corporate purposes and will result in a reduction of the interest expense on the corresponding underlying debt (Sheraton Holding Public Debt and Senior Notes) through 2007, the scheduled maturity of the terminated Fair Value Swaps. In order to adjust its fixed versus floating rate debt position, the Company immediately entered into two new Fair Value Swaps with an aggregate notional amount of $300 million at March 31, 2004.

      The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the new Fair Value Swaps was a liability of approximately $8 million at March 31, 2004.

      From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At March 31, 2004, the Company had two Foreign Currency Hedges outstanding with a U.S. dollar equivalent of the contractual amount of the contracts of approximately $311 million. These contracts hedge certain Euro-denominated assets and mature through August 2004. Changes in the fair value of the hedging instruments are classified in the same manner as changes in the underlying asset due to

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedges at March 31, 2004 was a liability of approximately $23 million.

      Periodically, the Company hedges the net assets of certain international subsidiaries (“Net Investment Hedges”) using various hedging instruments to manage the translation and economic exposures related to the Company’s net investments in these subsidiaries. The Company measures the effectiveness of derivatives designated as Net Investment Hedges by using the changes in forward exchange rates because this method best reflects the Company’s risk management strategies and the economics of those strategies in the financial statements. Under this method, the change in fair value of the hedging instrument attributable to the changes in forward exchange rates is reported in stockholders’ equity to offset the translation results on the hedged net investment. The remaining change in fair value of the hedging instrument, if any, is recognized through income. As of March 31, 2004, the Company had two Net Investment Hedges with a U.S. dollar equivalent of the contractual amount of $227 million that mature in June 2004. The Net Investment Hedges minimize the effect fluctuations in foreign currency exchange rates have on a portion of the Company’s net investment in certain Euro-denominated subsidiaries (“Euro Net Investment Hedges”). The fair value of the Euro Net Investment Hedges at March 31, 2004 was a liability of approximately $19 million.

      The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 8.	Pension and Postretirement Benefit Plans

      The following table presents the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 (in millions):

	2004			2003

	Pension	Foreign Pension	Postretirement	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.0	$—	$—	$1.0	$—
Interest cost	0.2	2.0	0.5	0.5	1.8	0.5
Expected return on plan assets	—	(1.9)	(0.2)	(0.3)	(1.8)	(0.2)
Amortization of:
Prior service income	—	(0.1)	—	—	(0.1)	—
Actuarial loss	—	0.6	—	—	0.6	—

SFAS 87 cost/ SFAS 106 cost	$0.2	$1.6	$0.3	$0.2	$1.5	$0.3

SFAS 88 settlement gain	—	—	—	(0.3)	—	—

Net periodic benefit cost (income)	$0.2	$1.6	$0.3	$(0.1)	$1.5	$0.3

      The Company expects to contribute approximately $2 million to its domestic pension plans and approximately $3 million to the postretirement benefit plan in 2004, and for the three months ended March 31, 2004, the Company has contributed $0.2 million to its domestic pension plans and $0.7 million to its postretirement benefit plan.

Note 9.	Stockholders’ Equity

      Exchangeable Preferred Shares. During 1998, 5.5 million shares of Class B EPS and approximately 800,000 exchangeable units were issued by the Trust in connection with the acquisition of Westin Hotels & Resorts Worldwide, Inc. in 1998 (the “Westin Merger”). Exchangeable units and Class B EPS had a

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

liquidation preference of $38.50 per share and provided the holders with the right, from the fifth anniversary of the Westin Merger, for a one-year period, which expired on January 3, 2004, to require the Trust to redeem such shares at a price of $38.50, after which they are convertible only into Company stock or to cash at the Company’s option. Shares of exchangeable units and Class B EPS are convertible on a one-for-one basis (subject to certain adjustments) to Class A EPS. For the three months ended March 31, 2004, in accordance with the terms of the Class B EPS discussed above, approximately 517,000 units of Class B EPS were put back to the Company for approximately $16 million (408,000 prior to January 4, 2004 and subsequent to January 4, 2004, 109,000 Class B EPS were converted into 119,000 Class A EPS, at the Company’s option). At March 31, 2004, there are approximately 290,000 Class B EPS and exchangeable units outstanding.

Note 10.	Business Segment Information

      The Company has two operating segments: hotels and vacation ownership. The hotel segment represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W® and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. Also included are earnings and losses from the Company’s interest in unconsolidated joint ventures. The vacation ownership segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs and providing financing to customers who purchase such interests.

      The performance of the hotels and vacation ownership segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains on the sale of real estate, investments, restructuring and other special charges, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months
	Ended March 31,

	2004	2003

Revenues:
Hotel(a)	$1,081	$979
Vacation Ownership(a)	146	107

Total	$1,227	$1,086

Operating income:
Hotel	$120	$68
Vacation Ownership	28	18

Total segment operating income	148	86
Selling, general, administrative and other	53	32

Operating income	95	54
Gain on sale of VOI notes receivable	—	1
Equity earnings from unconsolidated ventures, net:
Hotel	2	3
Vacation ownership	2	1
Interest expense, net	(64)	(77)
Loss on asset dispositions and impairments, net	(1)	(170)

Income (loss) from continuing operations before taxes and minority equity	$34	$(188)

Capital expenditures:
Hotel	$56	$35
Vacation Ownership	4	24
Corporate	4	6

Total	$64	$65

	March 31,	December 31,
	2004	2003

Assets
Hotel	$10,879	$10,922
Vacation Ownership	963	879
Corporate	83	93

Total	$11,925	$11,894

(a)	The revenues balances include $222 million and $18 million of other revenues from managed and franchised properties related to the Hotels and Vacation Ownership segments, respectively, in 2004 and $195 million and $15 million related to these revenues for the Hotels and Vacation Ownership segments, respectively, in 2003.

Note 11.	Commitments and Contingencies

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $180 million at March 31, 2004. The Company evaluates these loans for impairment, and at March 31, 2004, believes these loans are collectible. Unfunded loan commitments

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

aggregating $61 million were outstanding at March 31, 2004, of which $22 million are expected to be funded in 2004 and $43 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $81 million of equity and other potential contributions associated with managed or joint venture properties, $31 million of which is expected to be funded in 2004.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of March 31, 2004, the Company was a guarantor for loans which could reach a maximum of $114 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No significant fundings are anticipated under this working capital guarantee. The Company does not anticipate any funding under the remaining loan guarantees in 2004, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on behalf of the Company as of March 31, 2004 totaled $39 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of March 31, 2004, the Company had six management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2004. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing a significant number of management or franchise contracts in 2004.

      Litigation. From time to time in the course of general business activities, the Company becomes involved in legal disputes and proceedings. The Company does not expect the resolution of these matters to have a material adverse affect on the financial position or on the results of operations and cash flows of the Company, except as disclosed in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2003 incorporated herein by reference. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

Note 12.	Guarantor Subsidiary

      The Company’s payment obligations under the Senior Credit Facility, the Senior Notes and the Notes (includes both convertible notes financings) are fully and unconditionally guaranteed by Sheraton Holding, a wholly-owned subsidiary (the “Guarantor Subsidiary”). The obligation of the Guarantor Subsidiary under its

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

guarantee of the Senior Credit Facility, Senior Notes and the Notes is equal in right of payment to its obligations under the Sheraton Holding Public Debt.

      Presented below is condensed consolidating financial information for the Company (the “Parent”), the Guarantor Subsidiary and all other legal entities that are consolidated into the Company, including the Trust, but which are not the Guarantor Subsidiary (the “Non-Guarantor Subsidiaries”). Investments in subsidiaries are accounted for by the Parent and the Guarantor Subsidiary on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent’s and Guarantor Subsidiary’s investments in subsidiaries’ accounts. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

	Balance Sheet
	March 31, 2004
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$59	$—	$178	$—	$237
Restricted cash	46	—	119	—	165
Inventories	22	—	275	—	297
Other current assets	133	2	450	—	585

Total current assets	260	2	1,022	—	1,284
Intercompany	(7,726)	(4,808)	12,534	—	—
Investments in consolidated subsidiaries	13,322	10,068	—	(23,390)	—
Plant, property and equipment, net	313	—	6,712	—	7,025
Goodwill and intangible assets, net	1,651	2	862	—	2,515
Other assets	403	27	671	—	1,101

	$8,223	$5,291	$21,801	$(23,390)	$11,925

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$76	$—	$164	$—	$240
Other current liabilities	451	49	809	—	1,309

Total current liabilities	527	49	973	—	1,549
Long-term debt	2,447	1,068	847	—	4,362
Deferred income taxes	715	—	165	—	880
Other liabilities	46	86	484	—	616

	3,735	1,203	2,469	—	7,407
Minority Interest	(2)	—	30	—	28
Commitments and contingencies
Total stockholders’ equity	4,490	4,088	19,302	(23,390)	4,490

	$8,223	$5,291	$21,801	$(23,390)	$11,925

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	December 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$262	$—	$165	$—	$427
Restricted cash	13	—	68	—	81
Inventories	22	—	210	—	232
Other current assets	111	3	408	—	522

Total current assets	408	3	851	—	1,262
Intercompany	(7,828)	(4,779)	12,607	—	—
Investments in consolidated subsidiaries	13,108	10,017	—	(23,125)	—
Plant, property and equipment, net	322	—	6,784	—	7,106
Goodwill and intangible assets, net	1,651	2	835	—	2,488
Other assets	369	34	635	—	1,038

	$8,030	$5,277	$21,712	$(23,125)	$11,894

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$51	$—	$182	$—	$233
Other current liabilities	411	30	970	—	1,411

Total current liabilities	462	30	1,152	—	1,644
Long-term debt	2,470	1,067	856	—	4,393
Deferred income taxes	733	—	165	—	898
Other liabilities	40	86	448	—	574

	3,705	1,183	2,621	—	7,509
Minority interest	(2)	—	30	—	28
Exchangeable units and Class B preferred shares, at redemption value of $38.50	1	—	30	—	31
Commitments and contingencies				—
Total stockholders’ equity	4,326	4,094	19,031	(23,125)	4,326

	$8,030	$5,277	$21,712	$(23,125)	$11,894

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended March 31, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$246	$—	$523	$—	$769
Vacation ownership sales and services	—	—	128	—	128
Management fees, franchise fees and other income	22	—	137	(69)	90
Other revenues from managed and franchised properties	219	—	21	—	240

	487	—	809	(69)	1,227
Costs and Expenses
Owned, leased and consolidated joint venture hotels	262	—	414	(69)	607
Vacation ownership	—	—	97	—	97
Selling, general and administrative and other	61	—	21	—	82
Depreciation and amortization	11	—	95	—	106
Other expenses from managed and franchised properties	219	—	21	—	240

	553	—	648	(69)	1,132
Operating income	(66)	—	161	—	95
Equity earnings in consolidated subsidiaries	113	64	—	(177)	—
Equity earnings from unconsolidated ventures, net	1	—	3	—	4
Interest expense, net of interest income	(50)	(86)	72	—	(64)
Loss on asset dispositions and impairments, net	—	—	(1)	—	(1)

Income from continuing operations before taxes and minority equity	(2)	(22)	235	(177)	34
Income tax expense	35	30	(67)	—	(2)
Minority equity in net loss	—	—	1	—	1

Income from continuing operations	33	8	169	(177)	33
Discontinued operations:
Gain on dispositions, net of taxes	1	—	—	—	1

Net income	$34	$8	$169	$(177)	$34

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Operations
	Three Months Ended March 31, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$264	$—	$468	$—	$732
Vacation ownership sales and services	—	—	92	—	92
Management fees, franchise fees and other income	13	—	114	(75)	52
Other revenues from managed and franchised properties	190	—	20	—	210

	467	—	694	(75)	1,086
Costs and Expenses
Owned, leased and consolidated joint venture hotels	287	—	374	(75)	586
Vacation ownership	—	—	71	—	71
Selling, general and administrative and other	51	(1)	—	—	50
Depreciation and amortization	14	—	101	—	115
Other expenses from managed and franchised properties	190	—	20	—	210

	542	(1)	566	(75)	1,032
Operating income	(75)	1	128	—?	54
Gain on sale of VOI notes receivable	—?	—	1	—	1
Equity earnings in consolidated subsidiaries	(24)	52	—	(28)	—
Equity earnings from unconsolidated ventures, net	—?	1	3	—	4
Interest expense, net of interest income	(46)	(90)	59	—	(77)
Loss on asset dispositions, net	—	—	(170)	—	(170)

Gain (loss) from continuing operations before taxes and minority equity	(145)	(36)	21	(28)	(188)
Income tax benefit	27	31	12	—	70
Minority equity in net loss	1	—	—	—	1

Income (loss) from continuing operations	(117)	(5)	33	(28)	(117)
Discontinued operations
Loss from operations, net of taxes	(1)	(1)	(1)	2	(1)
Gain from dispositions, net of taxes	2	—	—	—	2

Net income (loss)	$(116)	$(6)	$32	$(26)	$(116)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Three Months Ended March 31, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$34	$8	$169	$(177)	$34
Exclude:
Discontinued operations	(1)	—	—	—	(1)

Income from continuing operations	33	8	169	(177)	33
Adjustments to income from continuing operations and changes in working capital	(341)	(17)	210	177	29

Cash from continuing operations	(308)	(9)	379	—	62
Cash from discontinued operations	1	—	—	—	1

Cash from operating activities	(307)	(9)	379	—	63

Investing Activities
Purchases of plant, property and equipment	(5)	—	(59)	—	(64)
Acquisitions, net of acquired cash	—	—	(65)	—	(65)
Investments	—	—	(24)	—	(24)
Other, net	(23)	—	(4)	—	(27)

Cash from (used for) investing activities	(28)	—	(152)	—	(180)

Financing Activities
Revolving credit facility and short-term borrowings, net	—	—	(2)	—	(2)
Long-term debt issues	—	—	—	—	—
Long-term debt repaid	—	—	(23)	—	(23)
Distributions paid	—	—	(172)	—	(172)
Proceeds from employee stock option exercises	120	—	—	—	120
Other, net	12	9	(17)	—	4

Cash from (used for) financing activities	132	9	(214)	—	(73)

Exchange rate effect on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	(203)	—	13	—	(190)
Cash and cash equivalents-beginning of period	262	—	165	—	427

Cash and cash equivalents-end of period	$59	$—	$178	$—	$237

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Three Months Ended March 31, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(116)	$(6)	$32	$(26)	$(116)
Exclude:
Discontinued operations	(1)	1	1	(2)	(1)

Income (loss) from continuing operations	(117)	(5)	33	(28)	(117)
Adjustment to income (loss) from continuing operations and changes in working capital	(35)	4	254	28	251

Cash from continuing operations	(152)	(1)	287	—	134
Cash from discontinued operations	—	—	7	—	7

Cash from (used for) operating activities	(152)	(1)	294	—	141
Investing Activities
Purchases of plant, property and equipment	(6)	—	(59)	—	(65)
Acquisitions and investments	—	—	(1)	—	(1)

Cash used for investing activities	(6)	—	(60)	—	(66)

Financing Activities
Revolving credit facility and short-term borrowings, net	150	—	(6)	—	144
Long-term debt issued	—	—	15	—	15
Long-term debt repaid	—	—	(13)	—	(13)
Distributions paid	—	—	(170)	—	(170)
Proceeds from employee stock option exercises	10	—	—	—	10
Other, net	4	—	(18)	—	(14)

Cash from (used for) financing activities	164	—	(192)	—	(28)

Exchange rate effect on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	6	(1)	45	—	50
Cash and cash equivalents-beginning of period	3	1	104	—	108

Cash and cash equivalents-end of period	$9	$—	$149	$—	$158

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to revenue recognition, bad debts, inventories, investments, plant, property and equipment, goodwill and intangible assets, income taxes, financing operations, frequent guest program liability, self-insurance claims payable, restructuring costs, retirement benefits and contingencies and litigation.

      We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

CRITICAL ACCOUNTING POLICIES

      We believe the following to be our critical accounting policies:

      Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, and franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership — We recognize revenue from Vacation Ownership Interests (“VOIs”) sales and financings. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total projected costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We anticipate developing future high end VOI projects adjacent to or as part of its luxury resorts, resulting in cross-selling opportunities and an audience of higher-end purchasers, yielding both higher revenues and reduced risks associated with financing these VOI sales.

•	Revenues From Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

      Frequent Guest Program. SPG is our frequent guest incentive marketing program. SPG members earn points based on spending at our properties, as incentives to first time buyers of VOIs and, to a lesser degree, through participation in affiliated partners’ programs. Points can be redeemed at most of our owned, leased, managed and franchised properties. The cost of operating the program, including the estimated cost of award redemption, is charged to properties based on members’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

      We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of March 31, 2004 and December 31, 2003 is $208 million and $201 million, respectively. A 10% reduction in the “breakage” of points would result in an increase of $32 million to the liability at March 31, 2004.

      Long Lived Asset Valuations. We continually evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our long-lived assets based on its plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

      Insurance Retention. Through our captive insurance company, we provide insurance coverage for workers’ compensation, property and general liability claims arising at hotel properties owned or managed by us through policies written directly and through reinsurance arrangements. Estimated insurance claims payable represent expected settlement of outstanding claims and a provision for costs that have been incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information including pending claims, historical experience and current cost trends. The amount of the ultimate liability may vary from these estimates. Estimated costs of these self-insurance programs are accrued, based on the analysis of third-party actuaries. Total self-insurance reserves at March 31, 2004 and December 31, 2003 were $104 million and $96 million, respectively.

      Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and changes in these factors could materially impact our financial position or our results of operations.

      Income Taxes. We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

      The following discussion presents an analysis of results of our operations for the three months ended March 31, 2004 and 2003.

      We derive the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and, as discussed above, a significant portion of these results are driven by these hotels in North America. Total revenues generated from our hotels in North America for the three months ending March 31, 2004 and 2003 were $573 million and $566 million, respectively (our worldwide owned, leased and consolidated joint venture revenues were $769 million and $732 million for same periods, respectively). The following represents the geographical breakdown of our owned, leased and consolidated joint venture revenues in North America by metropolitan area for the three months ended March 31, 2004 (with comparable data for 2003):

Top Ten Metropolitan Areas as a % Owned North America Revenues for the

Three Months Ended March 31, 2004 with Comparable Data for 2003

	2004	2003
Metropolitan Area	Revenues	Revenues

New York, NY	16.2%	13.9%
Boston, MA	7.1%	7.2%
Phoenix, AZ	7.0%	6.5%
San Diego, CA	5.7%	6.2%
Los Angeles — Long Beach, CA	5.1%	4.5%
Atlanta, GA	5.0%	5.3%
Toronto, Canada	3.7%	3.4%
Miami, FL	3.6%	3.1%
Maui, HI	3.5%	3.1%
Seattle, WA	3.5%	3.1%
All Other	39.6%	43.7%

Total	100%	100%

      A leading indicator for the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Continuing Operations

      Revenues. Total revenues, including other revenues from managed and franchised properties, were $1.227 billion, an increase of $141 million when compared to 2003 levels. Revenues reflect a 5.1% increase in revenues from our owned, leased and consolidated joint venture hotels to $769 million for the three months ended March 31, 2004 when compared to $732 million in the corresponding period of 2003, an increase of $38 million in management fees, franchise fees and other income to $90 million for the three months ended March 31, 2004 when compared to $52 million in the corresponding period of 2003, and an increase of $36 million in vacation ownership revenues to $128 million for the three months ended March 31, 2004 when compared to $92 million in the corresponding period of 2003.

      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to the improved performance at our owned hotels. The results at our owned, leased and consolidated joint venture hotels in the first quarter of 2004 benefited from the easy comparison to 2003 results which were impacted by the war in Iraq, the Severe Acute Respiratory Syndrome (“SARS”) epidemic and weakened worldwide economic environment. These improved results were offset, in part, by the absence in 2004 of all of the revenues previously generated by 16 non-strategic domestic hotels and four hotels in Costa Smeralda, Italy, which were for the most part, sold in the first half of 2003. Revenues from these hotels in the first quarter of 2003 were $42 million. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (138 hotels for the three months ended March 31, 2004 and 2003, excluding 26 hotels sold or closed or without comparable results in 2004 and 2003) increased 11.3% to $766 million for the three months ended March 31, 2004 when compared to $688 million in the same period of 2003 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 11.6% to $102.73 for the three months ended March 31, 2004 when compared to the corresponding 2003 period. The increase in REVPAR was attributed to increases in occupancy rates to 64.6% in the three months ended March 31, 2004 when compared to 60.5% in the same period in 2003, and increases in average daily rate (“ADR”) at these Same-Store Owned Hotels to $159.06 for the three months ended March 31, 2004 compared to $152.08 for the corresponding 2003 period. REVPAR at Same-Store Owned Hotels in North America increased 9.4% for the three months ended March 31, 2004 when compared to the same period of 2003 due to increased transient and group travel business for the period. REVPAR at our international Same-Store Owned Hotels, increased by 18.8% for the three months ended March 31, 2004 when compared to the same period of 2003, with Europe, where we had our biggest concentration of international owned hotels, increasing 13.7%. REVPAR for Same-Store Owned Hotels internationally increased 3.9% excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe, decreased 2.1% excluding the favorable effect of foreign currency translation.

      The increase in vacation ownership sales and services is primarily due to the increase in the sales of VOIs of 41.9% to $105 million in 2004 compared to $74 million in 2003. These increases represent increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, increased 64.3% in the three months ended March 31, 2004 when compared to the same period in 2003, primarily as a result of increased sales at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii.

      The increase in management fees, franchise fees and other income was primarily a result of increased management and franchise fees of $16 million to $66 million for the quarter ended March 31, 2004 as well as the inclusion of revenues from the Bliss spas and product sales, acquired at the beginning of 2004, and income earned on the Le Meridien debt participation acquired in late December 2003.

      Other revenues and expenses from managed and franchised properties increased to $240 million from $210 million for the three months ended March 31, 2004 and 2003, respectively, primarily due to net additions to our portfolio of managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

      Operating Income. Our total operating income was $95 million in the three months ended March 31, 2004 compared to $54 million in 2003. Excluding depreciation and amortization of $106 million and $115 million for the three months ended March 31, 2004 and 2003, respectively, operating income increased 18.9% or $32 million to $201 million for the three months ended March 31, 2004 when compared to $169 million in the same period in 2003, primarily due to the improved owned hotel performance and Starwood Vacation Ownership (“SVO”) sales discussed above, offset by certain legal settlement costs, costs associated with our World Conference in January 2004 (we did not have a conference in the prior year) and an accrual, not payment, for our Chairman and Chief Executive Officer’s contractual separation payment. Operating income at our hotel segment was $120 million in the three months ended March 31, 2004 compared to $68 million in the same period of 2003. The improved operating results at our owned, leased and consolidated joint venture hotels more than offset the absence of operating income from the hotels sold in 2003 as discussed above, as well as the increased energy, property taxes and insurance costs, including workers compensation and health insurance.

      Operating income for the vacation ownership segment was $28 million in the three months ended March 31, 2004 compared to $18 million for the same period in 2003 primarily due to the significant increase in sales from the vacation ownership project and percentage of completion accounting methodology discussed above.

      Depreciation and Amortization. Depreciation expense decreased $9 million, to $102 million during the three months ended March 31, 2004 compared to $111 million in the corresponding period of 2003. Additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months was more than offset by the reduced depreciation expense from fully depreciated furniture, fixtures and equipment, as we reached the five year anniversary of the merger with ITT Corporation in February 2003 and the classification of 18 non-core domestic hotels (16 of which were subsequently sold) and the four Costa Smeralda hotels and the Principe as held for sale effective March 31, 2003. Amortization was $4 million in both periods ended March 31, 2004 and 2003.

      Net Interest Expense. Interest expense, which is net of discontinued operations allocations of $4 million for the three months ended March 31, 2003, decreased to $64 million from $77 million. This decrease was due primarily to the lower debt balances in 2004 compared to the first quarter of 2003 as a result of the paydown of debt in 2003 with the proceeds from asset sales and the amortization of gains recorded as a result of interest rate swap terminations completed in early March 2004. Our weighted average interest rate was 5.55% at March 31, 2004 versus 5.44% at March 31, 2003.

      Loss On Asset Dispositions and Impairments, Net. During the first quarter of 2003, we recorded an impairment charge of approximately $170 million (pre-tax) to write down a portfolio of 18 North American hotels, including several non-proprietary branded hotels to fair value less selling costs due to our plan to dispose of these assets subject to management and/or franchise agreements. We disposed of 16 of these hotels later in 2003.

      Income Tax Expense. The effective income tax rate for continuing operations for the first quarter of 2004 was 6.3% compared to a tax benefit of 37.2% in the corresponding quarter in 2003. The effective tax rate for the three months ended March 31, 2004 includes a $3 million net benefit related to the favorable settlement of certain international tax matters. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first quarter than in the second, third or fourth quarters.

Same-Store Owned Hotels Results

      We continually update and renovate our owned, leased and consolidated joint venture hotels. While undergoing major renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact our hotel revenues. We expect to continue renovating our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies. In addition, several owned hotels are located in regions which are seasonal and therefore, these hotels do not operate at full capacity throughout the year.

      The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2004 and 2003. The results for the three months ended March 31, 2004 and 2003 represent results for 138 owned, leased and consolidated joint venture hotels (excluding 26 hotels sold or closed or without comparable results in 2004 and 2003).

	Three Months Ended
	March 31,

	2004	2003	Variance

Worldwide (138 hotels with approximately 50,000 rooms)
REVPAR	$102.73	$92.07	11.6%
ADR	$159.06	$152.08	4.6%
Occupancy	64.6%	60.5%	4.1
North America (95 hotels with approximately 37,000 rooms)
REVPAR	$103.50	$94.63	9.4%
ADR	$156.41	$152.78	2.4%
Occupancy	66.2%	61.9%	4.3
International (43 hotels with approximately 13,000 rooms)
REVPAR	$100.51	$84.57	18.8%
ADR	$167.50	$149.84	11.8%
Occupancy	60.0%	56.4%	3.6

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. Despite the weakened global economies, and the impact of the war in Iraq, we anticipate that cash flow provided by operating activities will be sufficient to service these cash requirements. We believe that existing borrowing availability together with capacity from additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, interest payments or debt, maintenance capital expenditures and distribution payments by the Trust in the foreseeable future.

      Provisions of certain of our secured debt require that cash reserves be maintained. Additional reserves are required if aggregate operations of the related hotels fall below a specified level. Additional reserves became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq, the SARS epidemic, and the worldwide economic downturn. As of March 31, 2004, $48 million is included as restricted cash in our consolidated balance sheet related to these additional reserves. The additional reserves, which are expected to remain as such throughout 2004, are not expected to have a material impact on our liquidity. Once aggregate hotel operations meet the specified levels, the additional reserves, plus accrued interest, will be released to us.

      In addition, state and local regulations governing sales of vacation ownership intervals allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is also classified as restricted cash in our consolidated balance sheets. At March 31, 2004, we have $104 million of such restricted cash.

Cash Used For Investing Activities

      On December 30, 2003, together with Lehman Brothers, we announced the acquisition of all of the outstanding senior debt (approximately $1.3 billion), at a discount, of Le Meridien Hotels and Resorts Ltd. (“Le Meridien”). We funded our approximate $200 million share of the acquisition through a high yield junior participation in the debt. As part of this funding, together with Lehman Brothers, we entered into an exclusive agreement through March 5, 2004 to negotiate the recapitalization of Le Meridien which expired in early April 2004. We continue to have discussions with Lehman Brothers regarding a potential recapitalization transaction. There can be no assurance that such a transaction will be entered into or consummated.

      In March 2004, we acquired the 413-room Sheraton Kauai Resort on Poipu Beach in Kauai, Hawaii. The purchase price for the property was approximately $40 million and was funded from available cash. Prior to the acquisition, we managed the property for the former owner.

      In the fourth quarter of 2003, we commenced a tender offer to acquire any and all of the outstanding limited partnership units of Westin Hotels Limited Partnership, the entity that indirectly owns the Westin Michigan Avenue Hotel in Chicago, Illinois. The tender offer expired on February 20, 2004 and approximately 34,000 units were tendered to us and accepted for payment, representing approximately 25% of the outstanding units. The purchase price of approximately $24 million was funded from available cash.

      In January 2004, we acquired a 95% interest in Bliss World LLC which operates three stand alone spas (two in New York, New York and one in London, England) and a beauty products business with distribution through its own internet site and catalogue as well as through third party retail stores. The aggregate purchase price for the acquired interest was approximately $25 million, and was funded from available cash.

      In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $180 million at March 31, 2004. We evaluate these loans for impairment, and at March 31, 2004, believe these loans are collectible. Unfunded loan commitments aggregating $61 million were outstanding at March 31, 2004, of which $22 million are expected to be funded in 2004 and $43 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $81 million of equity and other potential contributions associated with managed or joint venture properties, $31 million of which is expected to be funded in 2004.

      We participate in programs with unaffiliated lenders in which we may partially guarantee loans made to facilitate third-party ownership of hotels that we manage or franchise. As of March 31, 2004, we were a guarantor for loans which could reach a maximum of $114 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, we also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No significant fundings are anticipated under this working capital guarantee. We do not anticipate any funding under the remaining loan guarantees in 2004, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity and subordinated debt financing, if our loan guarantees were to be called, we could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on our behalf as of March 31, 2004 totaled $39 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow the owner to terminate the contract if we elect not to fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels. As of March 31, 2004, we have six management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under the performance guarantees in 2004. In addition, we have agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, we do not believe that any payments under this guaranty will be significant. Lastly, we do not anticipate losing a significant number of management or franchise contracts in 2004.

      We have the following contractual obligations outstanding as of March 31, 2004 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt(1)	$4,600	$240	$1,510	$1,223	$1,627
Capital lease obligations	2	—	—	—	2
Operating lease obligations	866	60	103	90	613
Unconditional purchase obligations(2)	82	32	40	7	3
Other long-term obligations	4	2	2	—	—

Total contractual obligations	$5,554	$334	$1,655	$1,320	$2,245

(1)	Balance excludes $329 million of convertible debt maturities classified as long-term as we have the ability and intent to draw on our revolving credit facility to refinance such debt, if required.

(2)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.

     We have the following commercial commitments outstanding as of March 31, 2004 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$130	$130	$—	$—	$—
Hotel loan guarantees	114	39	45	—	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$244	$169	$45	$—	$30

      We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI construction, capital improvements, technology spend and other core business acquisitions and investments and provide for general corporate purposes through our credit facilities, through the net proceeds from dispositions, through the assumption of debt, through the issuance of additional equity or debt securities and from cash generated from operations.

      We periodically review our business with a view to identifying properties or other assets that we believe either are non-core, no longer complement the business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments.

      There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

      The following is a summary of our debt portfolio as of March 31, 2004:

	Amount
	Outstanding at		Interest Rate at	Average
	March 31, 2004(a)	Interest Terms	March 31, 2004	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$300	LIBOR(c) +162.5	2.72%	1.8 years
Revolving Credit Facility	14	CBA(d) +162.5	3.82%	2.5 years
Mortgages and Other	244	Various	5.22%	1.5 years
Interest Rate Swaps	300		5.34%	—

Total/ Average	$858		4.36%	1.6 years

Fixed Rate Debt
Sheraton Holding Public Debt	$1,068 (e)		6.00%	8.8 years
Senior Notes	1,532 (e)		6.70%	5.8 years
Convertible Senior Notes — Series B	329		3.25%	2.5 years (b)
Convertible Debt	360		3.50%	2.1 years
Mortgages and Other	755		7.24%	8.1 years
Interest Rate Swaps	(300)		7.88%	—

Total/ Average	$3,744		5.82%	6.4 years

Total Debt
Total Debt and Average Terms	$4,602		5.55%	5.8 years

(a)	Excludes approximately $416 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Average maturity reflects the maturity of the Revolving Credit Facility which would be used to refinance the amount put to us.

(c)	At March 31, 2004, one-month LIBOR was 1.09%

(d)	At March 31, 2004, CBA was 2.19%

(e)	Includes approximately $21 million and $37 million at March 31, 2004 of fair value adjustments related to existing and terminated fixed-to-floating interest rate swaps for the Sheraton Holding Public Debt and the Senior Notes, respectively.

     Fiscal 2004 Developments. In March 2004, we terminated certain interest rate swap agreements, with a notional amount of $1 billion, under which we paid floating rates and received fixed rates of interest (the “Fair Value Swaps”), resulting in a $33 million cash payment to us. These proceeds were used for general corporate services and will result in a decrease to interest expense for the corresponding underlying debt (Sheraton Holding Public Debt and the Senior Notes) through 2007, the scheduled maturity date of the terminated Fair Value Swaps.

      In May 2001, we sold an aggregate face amount of $572 million Series B zero coupon convertible senior notes (along with $244 million of Series A notes, which were subsequently repurchased) due 2021. The Series B convertible notes are convertible only when the market price of our Shares exceeds 120% of the then-accreted value of the convertible senior notes. The maximum conversion of notes is approximately 5.8 million Shares. Holders of Series B Convertible Senior Notes may first put these notes to us in May 2004 for a purchase price of approximately $330 million. We have classified this debt maturity as long-term as we have the intent and ability to draw on our revolving credit facility to refinance such debt, if required.

      Fiscal 2003 Developments. In May 2003, we sold an aggregate of $360 million 3.5% coupon convertible senior notes due 2023. The notes are convertible only when the market price of our shares is at or above $60.00 for pre-determined dates each quarter. The maximum conversion would result in the issuance of 7.2 million Shares based on a conversion price of $50.00 per Share. Gross proceeds received were used to repay a portion of our Senior Credit Facility and for other operational purposes. Holders may first present their notes to us for repurchase in May 2006.

      During the second quarter of 2003, we amended our Senior Credit Facility. The amendment adjusted the leverage coverage ratio for the second quarter of 2003 and for the next eight quarters (through June 30, 2005). In addition, we modified our current covenant on encumbered EBITDA (as defined) and added a restriction on the level of cash dividends. We currently expect to be in compliance with the amended covenants for the remainder of the Senior Credit Facility term.

      Other. In addition to the put rights under the Series B Convertible Senior Notes, we have approximately $240 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $856 million at March 31, 2004), available borrowings from international revolving lines of credit (approximately $43 million at March 31, 2004), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, we have a substantial amount of indebtedness and have a working capital deficiency of $265 million at March 31, 2004. There can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms, nor can there be assurance that our business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.

      We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the three months ending March 31, 2004, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $3 million. Our debt balance is also affected by changes in interest rates as a result of our Fair Value Swaps. The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At March 31, 2004, our debt included an increase of approximately $58 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets. At December 31, 2003 our debt included an increase of approximately $57 million related to Fair Value Swap assets.

      If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell additional assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation ownership industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control, including the severity and duration of the current economic downturn.

      On May 6, 2003, Standard & Poor’s announced its decision to downgrade our Credit Rating to BB+ (non-investment grade with a stable outlook) from BBB-(investment grade rating on Credit Watch with negative implications). The downgrading of our credit rating may result in higher borrowing costs on future financings. On January 7, 2004, Moody’s Investor Services and Standard & Poor’s placed our Ba1 (non-investment grade) and BB+ corporate credit ratings on review/watch for a possible downgrade. The review/watch was prompted by our announcement that we had invested $200 million in Le Meridien’s senior debt and would be in discussions to negotiate the potential recapitalization of Le Meridien.

      During the three months ended March 31, 2004, approximately 408,000 Class B EPS were redeemed for approximately $16 million, and approximately 109,000 additional Class B EPS were converted into approximately 119,000 Class A EPS. At March 31, 2004, approximately 290,000 shares of Class B EPS and exchangeable units were outstanding.

      A distribution of $0.84 per Share was paid in January 2004 to shareholders of record as of December 31, 2003.

Stock Sales and Repurchases

      We repurchased 8,783 Shares for $40.17 per Share during the three months ended March 31, 2004. At March 31, 2004, remaining availability under our share repurchase program was approximately $605 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in our Joint Annual Report on Form 10-K regarding our market risk.

Item 4.	Controls and Procedures

      Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings.

      We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

      We repurchased approximately 8,783 Shares for $40.17 per Share in the open market during March 2004, in one transaction during the month. There were no other purchases during the quarter ended March 31, 2004.

Item 6.	Exhibits.

10.1	Letter Agreement, dated March 9, 2004 between the Corporation and Robert Cotter(1)(2)
10.2	Letter Agreement, dated March 9, 2004 between the Corporation and Steve Hankin(1)(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.	STARWOOD HOTELS & RESORTS

By:	/s/ BARRY S. STERNLICHT --------------------------------------------------- Barry S. Sternlicht Chairman, Chief Executive Officer and Director

By:	/s/ VASANT M. PRABHU --------------------------------------------------- Vasant M. Prabhu Executive Vice President and Chief Financial Officer

By:	/s/ BARRY S. STERNLICHT --------------------------------------------------- Barry S. Sternlicht Chairman, Chief Executive Officer and Trustee

By:	/s/ VASANT M. PRABHU --------------------------------------------------- Vasant M. Prabhu Vice President and Chief Financial and Accounting Officer

Date: April 29, 2004