Form 10-Q
period 2004-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2004-07-30
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

      208,167,901 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 208,167,901 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of July 27, 2004.

		Page

PART I
Item 1	Financial Statements
	Starwood Hotels & Resorts Worldwide, Inc.:
	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2004 and 2003	5
	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6
	Starwood Hotels & Resorts:
	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	7
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003	8
	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	9
	Notes to Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4	Controls and Procedures	46
PART II
Item 1	Legal Proceedings	46
Item 2	Changes in Securities and Use of Proceeds	46
Item 4	Submission of Matters to a Vote of Security Holders	46
Item 6	Exhibits and Reports on Form 8-K	47
EX-10.1
Ex-10.2
EX-10.4
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 2, 2004. See Note 1 to the financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2004.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167	$427
Restricted cash	216	81
Accounts receivable, net of allowance for doubtful accounts of $52 and $53	451	418
Inventories	292	232
Prepaid expenses and other	193	104

Total current assets	1,319	1,262
Investments	441	415
Plant, property and equipment, net	6,956	7,106
Goodwill and intangible assets, net	2,508	2,488
Other assets	635	623

	$11,859	$11,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$260	$233
Accounts payable	141	171
Accrued expenses	695	836
Accrued salaries, wages and benefits	251	228
Accrued taxes and other	167	176

Total current liabilities	1,514	1,644
Long-term debt	4,174	4,393
Deferred income taxes	827	898
Other liabilities	647	574

	7,162	7,509

Minority interest	27	28

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	31

Commitments and contingencies Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 597,983 and 480,880 shares at June 30, 2004 and December 31, 2003, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 208,239,105 and 201,812,126 shares at June 30, 2004 and December 31, 2003, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 208,239,105 and 201,812,126 shares at June 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	5,148	4,952
Deferred compensation	(24)	(9)
Accumulated other comprehensive loss	(359)	(334)
Accumulated deficit	(99)	(287)

Total stockholders’ equity	4,670	4,326

	$11,859	$11,894

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Revenues
Owned, leased and consolidated joint venture hotels	$868	$821	$1,637	$1,553
Vacation ownership sales and services	140	106	268	198
Management fees, franchise fees and other income	104	64	194	116
Other revenues from managed and franchised properties	251	220	491	430

	1,363	1,211	2,590	2,297
Costs and Expenses
Owned, leased and consolidated joint venture hotels	640	618	1,247	1,204
Vacation ownership	105	83	202	154
Selling, general, administrative and other	88	64	170	114
Depreciation	101	98	203	209
Amortization	5	6	9	10
Other expenses from managed and franchised properties	251	220	491	430

	1,190	1,089	2,322	2,121
Operating income	173	122	268	176
Gain on sale of VOI notes receivable	8	4	8	5
Equity earnings from unconsolidated ventures, net	12	4	16	8
Interest expense, net of interest income of $1, $1, $1 and $1	(65)	(73)	(129)	(150)
Loss on asset dispositions and impairments, net	(3)	(6)	(4)	(176)

Income (loss) from continuing operations before taxes and minority equity	125	51	159	(137)
Income tax benefit (expense)	(5)	36	(7)	106
Minority equity in net loss	—	—	1	1

Income (loss) from continuing operations	120	87	153	(30)
Discontinued operations:
Loss from operations, net of tax expense of $0, $1, $0 and $1	—	—	—	(1)
Gain on disposition, net of tax (benefit) expense of ($34), $39, ($34) and $40	34	203	35	205

Net income	$154	$290	$188	$174

Earnings (Loss) Per Share — Basic
Continuing operations	$0.57	$0.43	$0.74	$(0.15)
Discontinued operations	0.17	1.00	0.17	1.01

Net income	$0.74	$1.43	$0.91	$0.86

Earnings (Loss) Per Share — Diluted
Continuing operations	$0.56	$0.42	$0.72	$(0.15)
Discontinued operations	0.16	0.99	0.16	1.00

Net income	$0.72	$1.41	$0.88	$0.85

Weighted average number of Shares	208	202	206	202

Weighted average number of Shares assuming dilution	215	205	213	204

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$154	$290	$188	$174
Other comprehensive income, net of taxes:
Foreign currency translation	(19)	48	(25)	71
Unrealized holding gains	—	8	—	8
Minimum pension liability adjustments	—	—	—	(3)
Change in fair value of derivative instruments	—	—	—	(1)

	(19)	56	(25)	75

Comprehensive income	$135	$346	$163	$249

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Six Months
	Ended June 30,

	2004	2003

Operating Activities
Net income	$188	$174
Exclude:
Discontinued operations	(35)	(204)

Income (loss) from continuing operations	153	(30)
Depreciation and amortization	212	219
Loss on asset dispositions and impairments, net	4	176
Other adjustments to income (loss) from continuing operations	14	76
Increase in restricted cash	(135)	(53)
Other changes in working capital	(90)	(74)
Accrued and deferred income taxes and other	23	(102)

Cash from continuing operations	181	212
Cash from discontinued operations	1	10

Cash from operating activities	182	222

Investing Activities
Purchases of plant, property and equipment	(136)	(126)
Proceeds from asset sales	18	662
Acquisitions, net of acquired cash	(65)	—
Investments	(33)	(6)
Other, net	(28)	(1)

Cash from (used for) investing activities	(244)	529

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	195	(181)
Long-term debt issued	—	376
Long-term debt repaid	(356)	(571)
Distributions paid	(172)	(170)
Proceeds from employee stock option exercises	219	21
Share repurchases	(86)	—
Other, net	(1)	(21)

Cash used for financing activities	(201)	(546)

Exchange rate effect on cash and cash equivalents	3	8

Increase (decrease) in cash and cash equivalents	(260)	213
Cash and cash equivalents — beginning of period	427	108

Cash and cash equivalents — end of period	$167	$321

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$156	$153

Income taxes, net of refunds	$13	$30

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Receivable, Corporation	517	465
Prepaid expenses and other	1	1

Total current assets	519	468
Investments, Corporation	848	848
Investments	24	25
Plant, property and equipment, net	3,267	3,324
Long-term receivables, Corporation, net	1,897	2,084
Goodwill and intangible assets, net	221	221
Other assets	8	8

	$6,784	$6,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$10	$9
Accounts payable	1	4
Accrued expenses	19	20
Distributions payable, Corporation	—	183
Distributions payable	—	172

Total current liabilities	30	388
Long-term debt	440	445

	470	833

Minority interest	28	29

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	30

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 597,983 and 480,880 shares at June 30, 2004 and December 31, 2003, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at June 30, 2004 and December 31, 2003	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 208,239,105 and 201,812,126 shares at June 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	7,747	7,714
Accumulated deficit	(1,463)	(1,630)

Total stockholders’ equity	6,286	6,086

	$6,784	$6,978

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Revenues
Rent and interest, Corporation	$137	$134	$262	$263

	137	134	262	263

Costs and Expenses
Selling, general and administrative	1	1	2	2
Depreciation	39	38	78	86

	40	39	80	88

	97	95	182	175
Equity losses from unconsolidated joint ventures and other	(1)	(1)	(1)	(1)
Interest expense, net	(9)	(8)	(17)	(17)
Loss on asset dispositions and impairments, net	(1)	(13)	(1)	(183)
Income tax benefit (expense)	(1)	(1)	3	(2)
Minority equity in net loss	—	—	1	—

Net income (loss)	$85	$72	$167	$(28)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended June 30,

	2004	2003

Operating Activities
Net income (loss)	$167	$(28)
Depreciation	78	86
Loss on asset dispositions and impairments, net	1	183
Changes in working capital	134	93
Income taxes and other, net	—	2

Cash from operating activities	380	336

Investing Activities
Purchases of plant, property and equipment	(48)	(27)
Proceeds from asset sales	26	24

Cash used for investing activities	(22)	(3)

Financing Activities
Long-term debt repaid	(4)	(4)
Distributions paid	(172)	(170)
Distributions paid to Corporation	(183)	(148)
Share repurchases	(9)	—
Other, net	9	(12)

Cash used for financing activities	(359)	(334)

Decrease in cash and cash equivalents	(1)	(1)
Cash and cash equivalents — beginning of period	2	2

Cash and cash equivalents — end of period	$1	$1

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$16	$17

Income taxes	$(4)	$1

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

      Starwood is one of the leading hotel and leisure companies in the world with more than 750 properties in more than 80 countries and 110,000 employees at its owned and managed properties. With internationally renowned brands, Starwood is a fully integrated owner, operator and franchisor of hotels and resorts including: St. Regis®, The Luxury Collection®, Sheraton®, Westin®, Four Points® by Sheraton, W® brands, as well as Starwood Vacation Ownership, Inc., one of the premier developers and operators of high quality vacation interval ownership resorts. For more information, please visit www.starwood.com. Please note that the information on the Company’s website is not incorporated by reference.

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of June 30, 2004, an aggregate 98.4% partnership interest in SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.4% partnership interest in SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of June 30, 2004. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At June 30, 2004, there were approximately 5.6 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.	Significant Accounting Policies

      Earnings (Loss) Per Share. The following reconciliation of basic earnings (loss) per Share to diluted earnings (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended June 30,

	2004			2003

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$120	208	$0.57	$87	202	$0.43
Effect of dilutive securities:
Employee options and restricted stock awards	—	7		—	3

Diluted earnings from continuing operations	$120	215	$0.56	$87	205	$0.42

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,

	2004			2003

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings (loss) from continuing operations	$153	206	$0.74	$(30)	202	$(0.15)
Effect of dilutive securities:
Employee options and restricted stock awards	—	7		—	2

Diluted earnings (loss) from continuing operations	$153	213	$0.72	$(30)	204	$(0.15)

      Included in the basic Share numbers are approximately 800,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) for both the three and six months ended June 30, 2004 and approximately 1.2 million shares for both the three and six months ended June 30, 2003. As of June 30, 2004 and 2003, 7 million shares and 13 million shares, respectively, issuable under convertible debt were excluded from the calculation of diluted earnings (loss) per Share numbers as the trigger events for conversion had not occurred. In any period in which such trigger events are met, the Shares would be included in the calculation of diluted earnings (loss) per Share numbers and the interest expense associated with the corresponding convertible debt would be added back to basic earnings (loss) from continuing operations.

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

      Stock-Based Compensation. The Company has several stock-based employee long-term incentive plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. In general, no stock-based employee compensation cost is reflected in net income as all options granted to employees under these plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per Share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(In millions except per share data)
Net income as reported	$154	$290	$188	$174
Deduct: SFAS No. 123 compensation cost	(24)	(23)	(47)	(55)
Tax effect	8	8	16	19

Proforma net income	$138	$275	$157	$138

Earnings per Share:
Basic, as reported	$0.74	$1.43	$0.91	$0.86

Basic, proforma	$0.66	$1.36	$0.76	$0.68

Diluted, as reported	$0.72	$1.41	$0.88	$0.85

Diluted, proforma	$0.64	$1.34	$0.74	$0.68

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended
	June 30,

	2004	2003

Average Black Scholes Assumptions:
Dividend Yield	2.3%	3.3%
Volatility	37%	41%
Risk-free rate	3.4%	1.6%
Expected life	4 yrs	3 yrs

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

      In January 2003, FASB issued Financial Interpretation No. (“FIN”) 46 which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s expected losses and/or receives a majority of the expected residual returns.

      In December 2003, FASB revised FIN 46 (“FIN 46-(R)”), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46 and FIN 46-(R), the Company has evaluated its various variable interests to determine whether they are in VIE’s. These variable interests, which generally represent modest interests relative to the other investors in the ventures, are primarily related to the Company’s strategy to expand its role as a third-party manager of hotels and resorts, allowing the Company to increase the presence of its lodging brands and gain additional cash flow. The evaluation identified the following types of variable interests: (a) subordinated loans to ventures which have typically taken the form of first or second mortgage loans, (b) equity investments in ventures which have typically ranged from 10% to 30% of the equity, (c) guarantees to ventures which have typically related to loan guarantees on new construction projects that are well capitalized and which typically expire within a few years of the hotels opening and (d) other types of contributions to ventures owning hotels to secure the management or franchise contract. The Company also reviewed its other management and franchise agreements related to hotels that the Company has no other investments in and concluded that such arrangements were not variable interests since the Company is paid at a level commensurate with the services provided and on the same level as other operating liabilities and the hotel owners retain the right to terminate the arrangements under certain circumstances.

      Of the nearly 600 hotels that the Company manages or franchises, the Company has identified approximately 20 hotels that it has a variable interest in. For those ventures that the Company holds a variable interest, it determined that the Company was not the PB and such VIE’s should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIE’s totaled $94 million at June 30, 2004. Equity investments and other types of investments related to VIE’s totaled $27 million and $36 million, respectively, at June 30, 2004. Information concerning the Company’s exposure to loss or loan guarantees and commitments to fund other types of contributions is summarized in Note 11. Commitments and Contingencies.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company has adopted FIN 46 for entities created or modified subsequent to January 31, 2003 as of December 31, 2003 and adopted FIN 46-(R) as of March 31, 2004. The adoption of FIN 46 and FIN 46-(R) did not result in the consolidation of any VIE’s.

Note 3.	Acquisitions

      In March 2004, the Company acquired the 413-room Sheraton Kauai Resort on Poipu Beach in Kauai, Hawaii. The purchase price for the property was approximately $40 million and was funded from available cash. Prior to the acquisition, the Company managed the property for the former owner.

      In the fourth quarter of 2003, the Company commenced a tender offer to acquire any and all of the outstanding limited partnership units of Westin Hotels Limited Partnership, the entity that indirectly owns the Westin Michigan Avenue Hotel in Chicago, Illinois. The tender offer expired on February 20, 2004 and approximately 34,000 units were tendered to the Company and accepted for payment, representing approximately 25% of the outstanding units. The purchase price of approximately $26 million was funded from available cash.

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

      In accordance with SFAS No. 144, as a result of the sale in June 2003 of the Hotel Principe di Savoia in Milan, Italy (“Principe”), with no continuing involvement, the accompanying 2003 consolidated financial statements reflect the results of operations of the Principe as a discontinued operation. Interest expense of $3 million and $7 million, respectively, for the three and six months ended June 30, 2003 was allocated to discontinued operations based upon the amount of Euro denominated debt that was required to be repaid upon the consummation of the sale.

      For the three and six months ended June 30, 2004 the gain on disposition relates primarily to the favorable resolution of certain tax matters related to the 1999 divestiture of the Company’s gaming business.

      For the six months ended June 30, 2003, the gain on disposition consists of $193 million (pre-tax) of gains recorded in connection with the sale of the Principe and the reversal of $49 million (pre-tax) of liabilities relating to the Company’s former gaming business disposed of in 1999. The Company believes that these liabilities are no longer required as the related contingencies have been resolved.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Summary financial information for discontinued operations is as follows (in millions) (unaudited):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Income Statement Data
Revenues	$—	$10	$—	$22
Operating income	$—	$4	$—	$7
Interest expense on debt repaid with sales proceeds	$—	$3	$—	$7
Income tax expense	$—	$1	$—	$1
Loss from operations, net of tax	$—	$—	$—	$(1)
Gain on disposition, net of tax	$34	$203	$35	$205

Note 5.	Restructuring and Other Special Credits

      The Company had remaining accruals related to restructuring charges of $22 million and $24 million, respectively, at June 30, 2004 and December 31, 2003, of which $18 million and $20 million, respectively, is included in other liabilities in the accompanying June 30, 2004 and December 31, 2003 consolidated balance sheets. There was no significant restructuring or other special charges activity in the three and six months ended June 30, 2004 or 2003.

Note 6.	Notes Receivable Securitizations and Sales

      At June 30, 2004, the Company had approximately $119 million in net timeshare notes receivable. From time to time, the Company securitizes or sells these timeshare notes receivable. The Company accounts for its notes receivable securitizations and sales transactions in accordance with SFAS No. 140. The Company retains interests in the notes receivable which are transferred to special purpose entities (“SPEs”) or qualified special purpose entities (“QSPEs”) which are accounted for as over-collateralizations and interest only strips (“Beneficial Interests”). These Beneficial Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

      In June 2004, the Company sold, without recourse, through an SPE, $63 million of notes receivable originated in connection with the sale of Vacation Ownership Interests (“VOIs”). The Company continues to service the sold notes. This sale and servicing arrangement was negotiated on an arms-length basis based on market conditions. The Beneficial Interests in the sold notes are economically equivalent to over-collateralization and an interest-only strip that provides credit enhancement to the third-party purchaser of the notes. The right to receive cash flows from the Beneficial Interests is limited to cash available after paying the SPE’s financing expenses, program fees and absorbing credit losses related to the sold notes. Net cash proceeds received from this sale of notes receivable were approximately $57 million. Gains from the sale of these notes totaled $7 million and are reflected in gain on sale of VOI notes receivable in the statements of income for the three and six months ended June 30, 2004. An additional $1 million of gains were recognized due to the substitution of defaulted notes in the six months ended June 30, 2004 pursuant to the substitution rights described below.

      During the six months ended June 30, 2003, the Company sold $30 million of notes receivable into a then-existing SPE resulting in a gain of $4 million, which is included in gain on sale of VOI notes receivable in the consolidated statements of income. An additional $1 million of gains were recognized due to the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

substitution of defaulted notes in the six months ended June 30, 2003 pursuant to the substitution rights described below.

      At June 30, 2004, $294 million of principal balances are outstanding under sales of receivables. Delinquencies of more than 90 days on these receivables at June 30, 2004 amounted to approximately $3 million.

      Under the existing receivable sales, the Company has the option to repurchase defaulted notes with certain limitations (as defined) included in the transactions for their outstanding principal amounts. The Company has been able to resell VOIs underlying the notes repurchased under these provisions without incurring significant losses.

      At the time of each receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.

      The Company has completed a sensitivity analysis on the net present value of the Beneficial Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant to the key variables of expected prepayment rate, discount rate and expected gross credit losses. The net present value of Beneficial Interests at June 30, 2004 was approximately $54 million. The decreases in value of the Beneficial Interests as a result of various changes in key variables are as follows (in millions):

Beneficial
Interests

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	0.7%
200 basis points-dollars	$0.8
200 basis points-percentage	1.4%
Discount rate:
100 basis points-dollars	$1.3
100 basis points-percentage	2.5%
200 basis points-dollars	$2.6
200 basis points-percentage	4.8%
Gross annual rate of credit losses:
100 basis points-dollars	$3.5
100 basis points-percentage	6.6%
200 basis points-dollars	$7.0
200 basis points-percentage	13.0%

Note 7.	Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In March 2004, the Company terminated certain interest rate swap agreements, with a notional amount of $1 billion under which the Company was paying floating rates and receiving fixed rates of interest (“Fair Value Swaps”), resulting in a $33 million cash payment to the Company. The proceeds were used for general corporate purposes and will result in a reduction of the interest expense on the corresponding underlying debt (Sheraton Holding Public Debt and Senior Notes) through 2007, the scheduled maturity of the terminated Fair Value Swaps. In order to adjust it’s fixed versus floating rate debt position, the Company immediately entered into two new Fair Value Swaps with an aggregate notional amount of $300 million.

      The new Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was a liability of approximately $23 million at June 30, 2004.

      From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At June 30, 2004, the Company had two Foreign Currency Hedges outstanding with a U.S. dollar equivalent of the contractual amount of approximately $286 million. These contracts hedge certain Euro-denominated assets and mature through August 2004. Changes in the fair value of the hedging instruments are classified in the same manner as changes in the underlying asset due to fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedges at June 30, 2004 was a liability of approximately $17 million.

      Periodically, the Company hedges the net assets of certain international subsidiaries (“Net Investment Hedges”) using various hedging instruments to manage the translation and economic exposures related to the Company’s net investments in these subsidiaries. The Company measures the effectiveness of derivatives designated as Net Investment Hedges by using the changes in forward exchange rates because this method best reflects the Company’s risk management strategies and the economics of those strategies in the financial statements. Under this method, the change in fair value of the hedging instrument attributable to the changes in forward exchange rates is reported in stockholders’ equity to offset the translation results on the hedged net investment. The remaining change in fair value of the hedging instrument, if any, is recognized through income. As of June 30, 2004, the Company had one Net Investment Hedge with a U.S. dollar equivalent of the contractual amount of $243 million that matures in June 2005. The Net Investment Hedge minimizes the effect fluctuations in foreign currency exchange rates have on a portion of the Company’s net investment in certain Euro-denominated subsidiaries (“Euro Net Investment Hedges”). The fair value of the Euro Net Investment Hedge entered into on June 30, 2004 was zero.

      The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 8.	Debt

      In May 2001, the Company sold an aggregate face amount of $572 million Series B zero coupon convertible senior notes (along with $244 million of Series A notes, which were subsequently repurchased in May 2002) due 2021. The Series B convertible notes were convertible only when the market price of the Company’s Shares exceeded 120% of the then-accreted conversion price of the convertible senior notes. The maximum conversion of notes was approximately 5.8 million Shares. Holders of Series B Convertible Senior Notes put the majority of these notes to the Company in May 2004 for a purchase price of approximately $311 million, leaving notes with an accreted value of approximately $19 million outstanding as of June 30, 2004 (maximum conversion of approximately 270,000 Shares).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9.	Pension and Postretirement Benefit Plans

      The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended June 30,

	2004			2003

	Pension	Foreign Pension	Postretirement	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.1	$0.1	$—	$1.0	$0.1
Interest cost	0.3	2.0	0.4	0.5	1.9	0.4
Expected return on plan assets	(0.1)	(1.9)	(0.3)	(0.2)	(1.8)	(0.3)
Amortization of:
Prior service income	—	(0.1)	—	—	(0.1)	—
Actuarial loss	—	0.6	—	(0.1)	0.6	—

SFAS 87 cost/ SFAS 106 cost	$0.2	$1.7	$0.2	$0.2	$1.6	$0.2

SFAS 88 settlement gain	(1.6)	—	—	—	—	—

Net periodic benefit cost (income)	$(1.4)	$1.7	$0.2	$0.2	$1.6	$0.2

	Six Months Ended June 30,

	2004			2003

	Pension	Foreign Pension	Postretirement	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$2.1	$0.1	$—	$2.0	$0.1
Interest cost	0.5	4.0	0.9	1.0	3.7	0.9
Expected return on plan assets	(0.1)	(3.8)	(0.5)	(0.5)	(3.6)	(0.5)
Amortization of:
Prior service income	—	(0.2)	—	—	(0.2)	—
Actuarial loss	—	1.2	—	(0.1)	1.2	—

SFAS 87 cost/ SFAS 106 cost	$0.4	$3.3	$0.5	$0.4	$3.1	$0.5

SFAS 88 settlement gain	(1.6)	—	—	(0.3)	—	—

Net periodic benefit cost (income)	$(1.2)	$3.3	$0.5	$0.1	$3.1	$0.5

      For the three and six months ended June 30, 2004, the Company has contributed $0.4 million and $0.6 million, respectively, to its domestic pension plans and $0.6 million and $1.3 million, respectively, to its postretirement benefit plan.

Note 10.	Stockholders’ Equity

      Exchangeable Units and Preferred Shares. During 1998, 5.5 million shares of Class B EPS and approximately 800,000 exchangeable units were issued by the Trust in connection with the acquisition of Westin Hotels & Resorts Worldwide, Inc. (the “Westin Merger”). Class B EPS had a liquidation preference of $38.50 per share and provided the holders with the right, from the fifth anniversary of the Westin Merger, for a one-year period, which expired on January 3, 2004, to require the Trust to redeem such shares in cash at a price of $38.50. After January 4, 2004, the Trust may choose to settle Class B EPS redemptions for $38.50 in

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

cash or convert them into shares of Class A EPS (at a $38.50 conversion price). Exchangeable units are convertible on a one-for-one basis (subject to certain adjustments) to Class B EPS or Shares. For the six months ended June 30, 2004, approximately 676,000 shares of Class B EPS were redeemed; 408,000 shares were redeemed for approximately $16 million in cash prior to January 4, 2004 and subsequent to January 4, 2004, at the Trust’s option, 109,000 shares of Class B EPS were converted into 119,000 Class A EPS and 159,000 shares were redeemed for approximately $6 million in cash. At June 30, 2004, there are approximately 126,000 shares of Class B EPS and exchangeable units outstanding.

Note 11.	Business Segment Information

      The Company has two operating segments: hotels and vacation ownership. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W® and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs and providing financing to customers who purchase such interests.

      The performance of the hotels and vacation ownership segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains on the sale of real estate, investments, restructuring and other special charges, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Hotel	$1,205	$1,090	$2,286	$2,069
Vacation Ownership	158	121	304	228

Total	$1,363	$1,211	$2,590	$2,297

Operating income:
Hotel	$196	$145	$316	$213
Vacation Ownership	32	21	60	39

Total segment operating income	228	166	376	252
Selling, general, administrative and other	(55)	(44)	(108)	(76)

Operating income	173	122	268	176
Gain on sale of VOI notes receivable	8	4	8	5
Equity earnings from unconsolidated ventures, net:
Hotel	9	3	11	6
Vacation ownership	3	1	5	2
Interest expense, net	(65)	(73)	(129)	(150)
Loss on asset dispositions and impairments, net	(3)	(6)	(4)	(176)

Income (loss) from continuing operations before taxes and minority equity	$125	$51	$159	$(137)

Capital expenditures:
Hotel	$56	$49	$112	$84
Vacation Ownership	4	6	8	30
Corporate	12	6	16	12

Total	$72	$61	$136	$126

	June 30,	December 31,
	2004	2003

Assets
Hotel	$10,804	$10,922
Vacation Ownership	976	879
Corporate	79	93

Total	$11,859	$11,894

Note 12.	Commitments and Contingencies

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $179 million at June 30, 2004 and this amount was reduced by

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

$15 million in early July following the payoff of one of these loans. The Company evaluates these loans for impairment, and at June 30, 2004, believes these loans are collectible. Unfunded loan commitments aggregating $92 million were outstanding at June 30, 2004, of which $49 million are expected to be funded in 2004 and $75 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $95 million of equity and other potential contributions associated with managed or joint venture properties, $30 million of which is expected to be funded in 2004.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of June 30, 2004, the Company was a guarantor for loans which could reach a maximum of $114 million relating to three hotels opened in the past three years: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No significant fundings are anticipated under this working capital guarantee. The Company does not anticipate any funding under the remaining loan guarantees in 2004, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Additionally, during the second quarter of 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in 2006. In connection with this agreement, the Company will provide up to $33 million in mezzanine loans ($10 million of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying balance sheet as of June 30, 2004. In addition, Starwood has issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, Starwood would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. Starwood would only be required to perform under the completion guarantee in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. The Company does not anticipate that it would be required to perform under these guarantees.

      Surety bonds issued on behalf of the Company as of June 30, 2004 totaled $34 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by insurers to secure large deductible insurance programs.

      To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of June 30, 2004, the Company had six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

significant funding under the performance guarantees in 2004. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guarantee is currently under dispute. However, the Company does not believe that any payments under this guarantee will be significant. The Company does not anticipate losing a significant number of management or franchise contracts in 2004.

      Litigation. This section updates only those matters described in the Company’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which have had material changes during the quarter.

      The Sheraton Corporation (“Sheraton Corp.”) (formerly ITT Sheraton Corporation), a subsidiary of the Company, is a defendant in certain litigation relating to Sheraton Corp.’s management of a hotel. The case is titled 2660 Woodley Road Joint Venture v. ITT Sheraton Corporation, Civil Action No. 97-450-JJF (U.S.D.C., D. Del.). In December 1999, following trial, the jury returned a verdict finding that Sheraton Corp. had violated its contractual obligations to the hotel owner and awarded contractual damages totaling $11 million. The jury also found for the plaintiff on certain common law and other claims and awarded compensatory and other damages of $2 million and punitive damages of $38 million. These amounts were fully reserved for as of December 31, 1999. The jury found for Sheraton Corp. and rejected the plaintiff’s additional claims that Sheraton Corp. had violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and that Sheraton Corp. had engaged in fraud. Sheraton Corp. believes that the jury’s determination against it on liability issues was erroneous as a matter of law, and that the damage awards were excessive and not supported by the evidence. Sheraton Corp. sought to have the verdict set aside in the trial court. In response to Sheraton Corp.’s motion, the court, in January 2002, amended the judgment and reduced the punitive damages award from $38 million to approximately $17 million; the court also trebled the jury’s $750,000 award for Robinson-Patman Act violations to $2.25 million on the basis of the court’s interpretation of that statute. The amount of the judgment was then set at $31.4 million. Sheraton appealed to the United States Court of Appeals (the “Court”) and the plaintiff filed a Cross-Notice of Appeal. The appeal was signed in February 2003.

      On May 25, 2004, the Court issued its decision. On the Robinson-Patman Act claim, the Court agreed with Sheraton Corp. that the plaintiff lacked antitrust standing. The Court further found that there was no basis for the $10 million portion of the award related to the breach of the contractual agency provision claim, and overturned that portion of the judgment. Finally, although the Court agreed with Sheraton Corp. that the jury had been misinstructed on a crucial point regarding liability for punitive damages, because of invited error that misinstruction could not form a basis for relief on appeal. The Court did, nonetheless, further reduce the award of punitive damages from approximately $17 million to approximately $2 million.

      On June 15, 2004, both Sheraton Corp. and the plaintiffs filed petitions for rehearing with the Court. The plaintiffs asked the Court to reconsider its overturning the $10 million award for breach of the agency provision. Sheraton Corp. argued that the Court had inadvertently included some contract damages in its computation of punitive damages, and that the Court should exclude those damages and therefore reduce the punitive damages by an additional $375,000. Both petitions are currently pending before the Court. The Company accrued for the original judgment and related anticipated legal defense costs and will continue to analyze the remaining liability as the petitions are heard by the Court.

      The Corporation, Sheraton Corp. and Sheraton Holding (“Company Defendants”) are defendants in certain litigations arising out of purported contracts allegedly requiring the purchase of telecommunication, video and power services from Intelnet International Corp. (“Intelnet”). The first suit was commenced in late 1997 by Intelnet in the Superior Court of New Jersey Law Division: Camden County, alleging that Sheraton Corp. violated what Intelnet claimed were Intelnet’s exclusive rights to provide telecommunications and other services to Sheraton Holding and its affiliates. The complaint sought injunctive relief to enforce alleged exclusivity rights and unquantified monetary damages. The complaint was subsequently amended in Novem-

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

ber 1998 to seek specific monetary and unspecified punitive damages. Sheraton Holding and Sheraton Corp. served an answer denying Intelnet’s claims, and asserting counterclaims seeking damages and a declaration that the purported contracts at issue were unenforceable.

      In June 1999, Intelnet commenced a second lawsuit in the Superior Court of New Jersey Law Division: Camden County, naming Boardwalk Regency Corp. (formerly a subsidiary of the Corporation) and the Corporation (the “BRC Action”). The claims in this case are similar in nature to those made in the first suit, and relate to an alleged breach of a purported exclusive contract to provide certain services to the Caesar’s Atlantic City Hotel and Casino. The two suits have been consolidated and were in mediation until 2001. The mediation ended during the first half of 2001. In late 2003, the Company Defendants filed several dispositive motions on various grounds. In February 2004, the court granted the Company Defendants’ motion for summary judgment dismissing Intelnet’s claims under one of the agreements at issue. The court denied summary judgment on the claims under the principal contract at issue, but directed a trial solely on the issue of whether that contract was valid and enforceable or fraudulently executed. A non-jury trial commenced in March 2004. At the conclusion of the evidentiary hearing, the court found that the principal contract was not signed until after the allegedly breaching event. Accordingly, the court dismissed all of the claims alleged by Intelnet against the Company Defendants under the principal contract. In June 2004, the court dismissed all of the remaining claims asserted against the Company Defendants. The Company has filed a motion for summary judgment seeking dismissal of all claims pending in the BRC Action. The Corporation anticipates that Intelnet will file a notice of appeal pending the execution of the final judgment dismissing the complaint in the Intelnet Litigation. The Company has accrued for the expected legal costs associated with the dispute and does not expect that the resolution will have a material adverse effect on the consolidated results of operations, financial position or cash flows.

      In November 2001, the Corporation, Sheraton Corp., and Sheraton Holding commenced a separate litigation in the United States District Court for the District of New Jersey, asserting claims arising under RICO as well as fraud claims against the principals of Intelnet. The case was subsequently dismissed by the court on the grounds that it was brought subsequent to the running of the statute of limitations. An appeal was filed and in April 2004 the Court of Appeals affirmed the District Court’s dismissal of the claims.

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

Note 13.     Guarantor Subsidiary

      The Company’s payment obligations under the Senior Credit Facility, the Senior Notes and the Notes (includes both convertible notes financings) are fully and unconditionally guaranteed by Sheraton Holding, a wholly-owned subsidiary (the “Guarantor Subsidiary”). The obligation of the Guarantor Subsidiary under its guarantee of the Senior Credit Facility, Senior Notes and the Notes is equal in right of payment to its obligations under the public debt issued by Sheraton Holding.

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

	Balance Sheet
	June 30, 2004
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$(4)	$1	$170	$—	$167
Restricted cash	76	—	140	—	216
Inventories	21	—	271	—	292
Other current assets	175	2	467	—	644

Total current assets	268	3	1,048	—	1,319
Intercompany	(8,028)	(4,891)	12,919	—	—
Investments in consolidated subsidiaries	13,508	10,176	—	(23,684)	—
Plant, property and equipment, net	311	—	6,645	—	6,956
Goodwill and intangible assets, net	1,643	2	863	—	2,508
Other assets	409	27	640	—	1,076

	$8,111	$5,317	$22,115	$(23,684)	$11,859

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$102	$—	$158	$—	$260
Other current liabilities	357	30	867	—	1,254

Total current liabilities	459	30	1,025	—	1,514
Long-term debt	2,276	1,064	834	—	4,174
Deferred income taxes	646	—	181	—	827
Other liabilities	63	82	502	—	647

	3,444	1,176	2,542	—	7,162
Minority interest	(3)	—	30	—	27
Commitments and contingencies
Total stockholders’ equity	4,670	4,141	19,543	(23,684)	4,670

	$8,111	$5,317	$22,115	$(23,684)	$11,859

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	December 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$262	$—	$165	$—	$427
Restricted cash	13	—	68	—	81
Inventories	22	—	210	—	232
Other current assets	111	3	408	—	522

Total current assets	408	3	851	—	1,262
Intercompany	(7,828)	(4,779)	12,607	—	—
Investments in consolidated subsidiaries	13,108	10,017	—	(23,125)	—
Plant, property and equipment, net	322	—	6,784	—	7,106
Goodwill and intangible assets, net	1,651	2	835	—	2,488
Other assets	369	34	635	—	1,038

	$8,030	$5,277	$21,712	$(23,125)	$11,894

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$51	$—	$182	$—	$233
Other current liabilities	411	30	970		1,411

Total current liabilities	462	30	1,152	—	1,644
Long-term debt	2,470	1,067	856	—	4,393
Deferred income taxes	733	—	165	—	898
Other liabilities	40	86	448	—	574

	3,705	1,183	2,621	—	7,509
Minority interest	(2)	—	30	—	28
Exchangeable units and Class B preferred shares, at redemption value of $38.50	1	—	30	—	31
Commitments and contingencies
Total stockholders’ equity	4,326	4,094	19,031	(23,125)	4,326

	$8,030	$5,277	$21,712	$(23,125)	$11,894

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended June 30, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$271	$—	$597	$—	$868
Vacation ownership sales and services	—	—	140	—	140
Management fees, franchise fees and other income	28	—	150	(74)	104
Other revenues from managed and franchised properties	225	—	26	—	251

	524	—	913	(74)	1,363
Costs and Expenses
Owned, leased and consolidated joint venture hotels	270	—	444	(74)	640
Vacation ownership	—	—	105	—	105
Selling, general, administrative and other	69	(1)	20	—	88
Depreciation and amortization	10	—	96	—	106
Other expenses from managed and franchised properties	225	—	26	—	251

	574	(1)	691	(74)	1,190
Operating income	(50)	1	222	—	173
Gain on sale of VOI notes receivable	—	—	8	—	8
Equity earnings in consolidated subsidiaries	164	97	—	(261)	—
Equity earnings from unconsolidated ventures, net	(1)	—	13	—	12
Interest expense, net of interest income	(49)	(86)	70	—	(65)
Loss on asset dispositions and impairments, net	(2)	—	(1)	—	(3)

Income from continuing operations before taxes and minority equity	62	12	312	(261)	125
Income tax benefit (expense)	57	30	(92)	—	(5)
Minority equity in net loss	1	—	(1)	—	—

Income from continuing operations	120	42	219	(261)	120
Discontinued operations:
Gain on dispositions, net of taxes	34	34	34	(68)	34

Net income	$154	$76	$253	$(329)	$154

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended June 30, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$303	$—	$518	$—	$821
Vacation ownership sales and services	—	—	106	—	106
Management fees, franchise fees and other income	12	—	131	(79)	64
Other revenues from managed and franchised properties	203	—	17	—	220

	518	—	772	(79)	1,211
Costs and Expenses
Owned, leased and consolidated joint venture hotels	304	—	393	(79)	618
Vacation ownership	—	—	83	—	83
Selling, general, administrative and other	67	1	(4)	—	64
Depreciation and amortization	12	—	92	—	104
Other expenses from managed and franchised properties	203	—	17	—	220

	586	1	581	(79)	1,089
Operating income	(68)	(1)	191	—	122
Gain on sale of VOI notes receivable	—	—	4	—	4
Equity earnings in consolidated subsidiaries	155	110	—	(265)	—
Equity earnings from unconsolidated ventures, net	—	—	4	—	4
Interest expense, net of interest income	(40)	(90)	57	—	(73)
Loss on asset dispositions and impairments, net	(1)	—	(5)	—	(6)

Income from continuing operations before taxes and minority equity	46	19	251	(265)	51
Income tax benefit (expense)	41	31	(36)	—	36

Income from continuing operations	87	50	215	(265)	87
Discontinued operations:
Gain on dispositions, net of taxes	203	203	173	(376)	203

Net income	$290	$253	$388	$(641)	$290

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Six Months Ended June 30, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$517	$—	$1,120	$—	$1,637
Vacation ownership sales and services	—	—	268	—	268
Management fees, franchise fees and other income	50	—	287	(143)	194
Other revenues from managed and franchised properties	444	—	47	—	491

	1,011	—	1,722	(143)	2,590
Costs and Expenses
Owned, leased and consolidated joint venture hotels	532	—	858	(143)	1,247
Vacation ownership	—	—	202	—	202
Selling, general, administrative and other	130	(1)	41	—	170
Depreciation and amortization	21	—	191	—	212
Other expenses from managed and franchised properties	444	—	47	—	491

	1,127	(1)	1,339	(143)	2,322
Operating income	(116)	1	383	—	268
Gain on sale of VOI notes receivable	—	—	8	—	8
Equity earnings in consolidated subsidiaries	277	161	—	(438)	—
Equity earnings from unconsolidated ventures, net	—	—	16	—	16
Interest expense, net of interest income	(99)	(172)	142	—	(129)
Loss on asset dispositions and impairments, net	(2)	—	(2)	—	(4)

Income (loss) from continuing operations before taxes and minority equity	60	(10)	547	(438)	159
Income tax benefit (expense)	92	60	(159)	—	(7)
Minority equity in net loss	1	—	—	—	1

Income from continuing operations	153	50	388	(438)	153
Discontinued operations:
Gain on dispositions, net of taxes	35	34	34	(68)	35

Net income	$188	$84	$422	$(506)	$188

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Six Months Ended June 30, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$567	$—	$986	$—	$1,553
Vacation ownership sales and services	—	—	198	—	198
Management fees, franchise fees and other income	25	—	245	(154)	116
Other revenues from managed and franchised properties	393	—	37	—	430

	985	—	1,466	(154)	2,297
Costs and Expenses
Owned, leased and consolidated joint venture hotels	591	—	767	(154)	1,204
Vacation ownership	—	—	154	—	154
Selling, general, administrative and other	118	—	(4)	—	114
Depreciation and amortization	26	—	193	—	219
Other expenses from managed and franchised properties	393	—	37	—	430

	1,128	—	1,147	(154)	2,121
Operating income	(143)	—	319	—	176
Gain on sale of VOI notes receivable	—	—	5	—	5
Equity earnings in consolidated subsidiaries	131	162	—	(293)	—
Equity earnings from unconsolidated ventures, net	—	1	7	—	8
Interest expense, net of interest income	(86)	(180)	116	—	(150)
Loss on asset dispositions and impairments, net	(1)	—	(175)	—	(176)

Income (loss) from continuing operations before taxes and minority equity	(99)	(17)	272	(293)	(137)
Income tax benefit (expense)	68	62	(24)	—	106
Minority equity in net loss	1	—	—	—	1

Income (loss) from continuing operations	(30)	45	248	(293)	(30)
Discontinued operations:
Loss from operations, net of taxes	(1)	(1)	(1)	2	(1)
Gain on dispositions, net of taxes	205	203	173	(376)	205

Net income	$174	$247	$420	$(667)	$174

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Six Months Ended June 30, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$188	$84	$422	$(506)	$188
Exclude:
Discontinued operations	(35)	(34)	(34)	68	(35)

Income from continuing operations	153	50	388	(438)	153
Adjustments to income from continuing operations and changes in working capital	(384)	(58)	32	438	28

Cash from continuing operations	(231)	(8)	420	—	181
Cash from discontinued operations	1	—	—	—	1

Cash from (used for) operating activities	(230)	(8)	420	—	182

Investing Activities
Purchases of plant, property and equipment	(18)	—	(118)	—	(136)
Proceeds from asset sales	—	—	18	—	18
Acquisitions, net of acquired cash	—	—	(65)	—	(65)
Investments	(4)	—	(29)	—	(33)
Other, net	(28)	—	—	—	(28)

Cash used for investing activities	(50)	—	(194)	—	(244)

Financing Activities
Revolving credit facility and short-term borrowings, net	184	—	11	—	195
Long-term debt issued	—	—	—	—	—
Long-term debt repaid	(311)	—	(45)	—	(356)
Distributions paid	—	—	(172)	—	(172)
Proceeds from employee stock option exercises	219	—	—	—	219
Other, net	(78)	9	(18)	—	(87)

Cash from (used for) financing activities	14	9	(224)	—	(201)

Exchange rate effect on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	(266)	1	5	—	(260)
Cash and cash equivalents-beginning of period	262	—	165	—	427

Cash and cash equivalents-end of period	$(4)	$1	$170	$—	$167

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Six Months Ended June 30, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$174	$247	$420	$(667)	$174
Exclude:
Discontinued operations	(204)	(202)	(172)	374	(204)

Income (loss) from continuing operations	(30)	45	248	(293)	(30)
Adjustment to income (loss) from continuing operations and changes in working capital	33	(46)	(38)	293	242

Cash from continuing operations	3	(1)	210	—	212
Cash from discontinued operations	—	—	10	—	10

Cash from (used for) operating activities	3	(1)	220	—	222

Investing Activities
Purchases of plant, property and equipment	(15)	—	(111)	—	(126)
Proceeds from asset sales	—	—	662	—	662
Acquisitions, investments and other	—	—	(7)	—	(7)

Cash from (used for) investing activities	(15)	—	544	—	529

Financing Activities
Revolving credit facility and short-term repayments, net	(178)	—	(3)	—	(181)
Long-term debt issued	360	—	16	—	376
Long-term debt repaid	—	—	(571)	—	(571)
Distributions paid	—	—	(170)	—	(170)
Other, net	16	—	(16)	—	—

Cash from (used for) financing activities	198	—	(744)	—	(546)

Exchange rate effect on cash and cash equivalents	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	186	(1)	28	—	213
Cash and cash equivalents-beginning of period	3	1	104	—	108

Cash and cash equivalents-end of period	$189	$—	$132	$—	$321

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “believe,” “plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

CRITICAL ACCOUNTING POLICIES

      We believe the following to be our critical accounting policies:

      Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, and franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership — We recognize revenue from Vacation Ownership Interests (“VOIs”) sales and financings. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rates and other economic conditions affecting the lending market. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total projected costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We anticipate developing future high end VOI projects adjacent to or as part of our luxury resorts, resulting in cross-selling opportunities and an audience of higher-end purchasers, yielding both higher revenues and reduced risks associated with financing these VOI sales.

•	Revenues From Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

      Frequent Guest Program. Starwood Preferred Guest (“SPG”) is our frequent guest incentive marketing program. SPG members earn points based on spending at our properties, as incentives to first time buyers of VOIs and, to a lesser degree, through participation in affiliated partners’ programs. Points can be redeemed at most of our owned, leased, managed and franchised properties. The cost of operating the program, including the estimated cost of award redemption, is charged to hotel and vacation ownership properties based on members’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

      We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of June 30, 2004 and December 31, 2003 is $225 million and $201 million, respectively. A 10% reduction in the “breakage” of points would result in an increase of $33 million to the liability at June 30, 2004.

      Long Lived Asset Valuations. We continually evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our long-lived assets based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

      Insurance Retention. Through our captive insurance company, we provide insurance coverage for workers’ compensation, property and general liability claims arising at hotel properties owned or managed by us through policies written directly and through reinsurance arrangements. Estimated insurance claims payable represent expected settlement of outstanding claims and a provision for costs that have been incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information including pending claims, historical experience and current cost trends. The amount of the ultimate liability may vary from these estimates. Estimated costs of these self-insurance programs are accrued based on the analysis of third-party actuaries. Total self-insurance reserves at June 30, 2004 and December 31, 2003 were $102 million and $96 million, respectively.

      Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

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

RESULTS OF OPERATIONS

      The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2004 and 2003.

      We derive the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. Total revenues generated from our hotels in North America for the three and six months ending June 30, 2004 were $627 million and $1.200 billion, respectively, and $605 million and $1.170 billion, respectively, for the same periods of 2003 (our worldwide owned, leased and consolidated joint venture revenues were $868 million, $1.637 billion, $821 million and $1.553 billion, for the same periods, respectively). The following represents the geographical breakdown of our owned, leased and consolidated joint venture revenues in North

America by metropolitan area for the three and six months ended June 30, 2004 (with comparable data for 2003):

Top Ten Metropolitan Areas as a % Owned North America Revenues for the

Three Months Ended June 30, 2004 with Comparable Data for 2003

	2004	2003
Metropolitan Area	Revenues	Revenues

New York, NY	19.5%	15.9%
Boston, MA	10.2%	10.1%
San Diego, CA	5.3%	5.4%
Phoenix, AZ	5.0%	5.2%
Los Angeles — Long Beach, CA	4.5%	4.2%
Atlanta, GA	4.1%	4.5%
Toronto, Canada	3.7%	2.3%
Seattle, WA	3.7%	3.8%
Maui, HI	3.2%	2.9%
Chicago, IL	2.9%	3.9%
All Other	37.9%	41.8%

Total	100%	100%

Top Ten Metropolitan Areas as a % Owned North America Revenues for the

Six Months Ended June 30, 2004 with Comparable Data for 2003

	2004	2003
Metropolitan Area	Revenues	Revenues

New York, NY	17.9%	14.9%
Boston, MA	8.7%	8.7%
Phoenix, AZ	6.0%	5.8%
San Diego, CA	5.5%	5.8%
Los Angeles — Long Beach, CA	4.8%	4.3%
Atlanta, GA	4.5%	4.9%
Toronto, Canada	3.7%	2.9%
Seattle, WA	3.6%	3.5%
Maui, HI	3.4%	3.0%
Miami, FL	2.9%	2.6%
All Other	39.0%	43.6%

Total	100%	100%

      A leading indicator for the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Continuing Operations

      Revenues. Total revenues, including other revenues from managed and franchised properties, were $1.363 billion, an increase of $152 million when compared to 2003 levels. Revenues reflect a 5.7% increase in revenues from our owned, leased and consolidated joint venture hotels to $868 million for the three months ended June 30, 2004 when compared to $821 million in the corresponding period of 2003, an increase of

$40 million in management fees, franchise fees and other income to $104 million for the three months ended June 30, 2004 when compared to $64 million in the corresponding period of 2003, an increase of $34 million in vacation ownership revenues to $140 million for the three months ended June 30, 2004 when compared to $106 million in the corresponding period of 2003 and an increase of $31 million in other revenues from managed and franchised properties to $251 million for the three months ended June 30, 2004 when compared to $220 million in the corresponding period of 2003.

      The increase in revenues from owned, leased and consolidated joint venture hotels is due in large part to the war in Iraq and the weakened worldwide economic environment which negatively impacted 2003 results. These improved results were offset, in part, by the absence in 2004 of all of the revenues previously generated by 16 non-strategic domestic hotels and four hotels in Costa Smeralda, Italy, which were for the most part, sold in the first half of 2003. Revenues from these hotels in the second quarter of 2003 were $61 million. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (139 hotels for the three months ended June 30, 2004 and 2003, excluding 25 hotels sold or closed or without comparable results in 2004 and 2003) increased 13.9% to $858 million for the three months ended June 30, 2004 when compared to $753 million in the same period of 2003 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 17.1% to $116.03 for the three months ended June 30, 2004 when compared to the corresponding 2003 period. The increase in REVPAR was attributed to increases in occupancy rates to 70.6% in the three months ended June 30, 2004 when compared to 64.9% in the same period in 2003, and increases in average daily rate (“ADR”) at these Same-Store Owned Hotels to $164.25 for the three months ended June 30, 2004 compared to $152.73 for the corresponding 2003 period. REVPAR at Same-Store Owned Hotels in North America increased 16.0% for the three months ended June 30, 2004 when compared to the same period of 2003 due to increased transient and group travel business for the period. REVPAR at our international Same-Store Owned Hotels, increased by 20.0% for the three months ended June 30, 2004 when compared to the same period of 2003, with Europe, where we have our biggest concentration of international owned hotels, increasing 18.6%. REVPAR for Same-Store Owned Hotels internationally increased 12.0% excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 10.1% excluding the favorable effect of foreign currency translation.

      The increase in vacation ownership sales and services is primarily due to the increase in the sales of VOIs of 33.3% to $116 million in 2004 compared to $87 million in 2003. These increases represent increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles, primarily at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii and The St. Regis in Aspen, Colorado. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescissions and excluding fractional sales at the St. Regis Aspen described below, increased 49.5% in the three months ended June 30, 2004 when compared to the same period in 2003, primarily as a result of increased sales at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, the Westin Kierland Resort and Spa in Scottsdale, Arizona and the Sheraton Vistana Villages in Orlando, Florida. In May 2004, we began selling fractional units at The St. Regis in Aspen, Colorado. We are in the process of converting 98 guest rooms at this hotel into 24 fractional units, which will be sold in four week intervals, one residential unit and 20 new hotel rooms. The fractional project is expected to be completed towards the end of 2004.

      The increase in management fees, franchise fees and other income of $40 million was primarily a result of increased management and franchise fees of $18 million to $75 million for the quarter ended June 30, 2004 due to the strong top line growth. Additionally, $18 million of the increase in other income was the result of the inclusion of revenues from the Bliss spas and product sales, which were acquired at the beginning of 2004, and income earned on the Le Meridien Hotels and Resorts Ltd. (“Le Meridien”) debt participation acquired by us in late December 2003.

      Other revenues and expenses from managed and franchised properties increased to $251 million from $220 million for the three months ended June 30, 2004 and 2003, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

      Operating Income. Our total operating income was $173 million in the three months ended June 30, 2004 compared to $122 million in 2003. Excluding depreciation and amortization of $106 million and $104 million for the three months ended June 30, 2004 and 2003, respectively, operating income increased 23.5% or $53 million to $279 million for the three months ended June 30, 2004 when compared to $226 million in the same period in 2003, primarily due to the improved owned hotel performance and vacation ownership sales discussed above, offset by certain non-recurring increases in selling, general, and administrative costs, including an accrual, not payment, for separation payments for our Chairman and Chief Executive Officer provided for in his employment agreement. Operating income at our hotel segment was $196 million in the three months ended June 30, 2004 compared to $145 million in the same period of 2003. The improved operating results at our owned, leased and consolidated joint venture hotels more than offset the absence of operating income from the hotels sold in 2003 as discussed above, as well as the increased food and beverage and insurance costs, including workers compensation and health insurance.

      Operating income for the vacation ownership segment was $32 million in the three months ended June 30, 2004 compared to $21 million for the same period in 2003 primarily due to the significant increase in income from the sales of VOIs and the percentage of completion accounting methodology discussed above.

      Depreciation and Amortization. Depreciation expense increased $3 million, to $101 million during the three months ended June 30, 2004 compared to $98 million in the corresponding period of 2003 due to capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense decreased to $5 million in the three months ended June 30, 2004 compared to $6 million in the corresponding period of 2003.

      Net Interest Expense. Interest expense, which is net of discontinued operations allocations of $3 million for the three months ended June 30, 2003, decreased to $65 million from $73 million. This decrease was due primarily to the lower debt balances in 2004 compared to the second quarter of 2003 as a result of the paydown of debt in 2003 with the proceeds from asset sales and the amortization of gains recorded as a result of interest rate swap terminations completed in early March 2004 offset in part by slightly higher interest rates. Our weighted average interest rate was 5.66% at June 30, 2004 versus 5.44% at June 30, 2003.

      Loss On Asset Dispositions and Impairments, Net. We recorded $3 million of losses on asset dispositions and impairments in the three months ended June 30, 2004. These reflect impairment charges primarily associated with the renovation of a portion of the W New York for a Bliss spa.

      During the second quarter of 2003, we recorded an additional impairment charge of approximately $4 million (pre-tax) to write down a portfolio of 18 North American hotels, including several non-proprietary branded hotels, to fair value less selling costs due to our plan to dispose of these assets subject to management and/or franchise agreements. An initial impairment charge of $170 million was recorded during the first quarter of 2003. We disposed of 16 of these hotels later in 2003. We also recorded a $9 million gain on the sale of a 51% interest in undeveloped land in Costa Smeralda in Sardinia, Italy, which was offset by an $8 million write-down of the value of a hotel which was formerly managed together with one of the hotels sold in July 2003 and is now closed and under review for alternative use.

      Discontinued Operations. For the three months ended June 30, 2004, the gain on disposition includes $34 million of gains related to the favorable resolution of certain tax matters related to the 1999 divestiture of our gaming business.

      For the three months ended June 30, 2003, loss from discontinued operations represents the results of the Hotel Principe di Savoia (“Principe”) net of $3 million of allocated interest expense. We sold the Principe in June 2003, with no continuing involvement. The gain on dispositions for the three months ended June 30, 2003 consists of $193 million of gains recorded in connection with the sale of the Principe on June 30, 2003 and of the reversal of $49 million (pre-tax) of accruals relating to our former gaming business disposed of in 1999. We believe that these accruals are no longer required.

      Income Tax Expense. The effective income tax rate for continuing operations for the second quarter of 2004 was 4.2% compared to a tax benefit of 70.9% in the corresponding quarter in 2003. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The effective tax rate for the three months ended June 30, 2004 includes a $12 million benefit as a result of certain changes to the federal tax rules. The effective tax rate for the three months ended June 30, 2003 includes a $24 million benefit related to various tax matters that were successfully settled during 2003. Excluding these benefits, our effective income tax rate would be 14.5% for the second quarter of 2004 as compared to 0% in corresponding quarter in 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Continuing Operations

      Revenues. Total revenues, including other revenues from managed and franchised properties, were $2.590 billion, an increase of $293 million when compared to 2003 levels. Revenues reflect a 5.4% increase in revenues from our owned, leased and consolidated joint venture hotels to $1.637 billion for the six months ended June 30, 2004 when compared to $1.553 billion in the corresponding period of 2003, an increase of $78 million in management fees, franchise fees and other income to $194 million for the six months ended June 30, 2004 when compared to $116 million in the corresponding period of 2003, an increase of $70 million in vacation ownership revenues to $268 million for the six months ended June 30, 2004 when compared to $198 million in the corresponding period of 2003 and an increase of $61 million in other revenues from managed and franchised properties to $491 million for the six months ended June 30, 2004 when compared to $430 million in the corresponding period of 2003.

      The increase in revenues from owned, leased and consolidated joint venture hotels is due in large part to the war in Iraq, the Severe Acute Respiratory Syndrome (“SARS”) epidemic and the weakened worldwide economic environment which negatively impacted 2003 results. These improved results were offset, in part, by the absence in 2004 of all of the revenues previously generated by 16 non-strategic domestic hotels and four hotels in Costa Smeralda, Italy, which were for the most part, sold in the first half of 2003. Revenues from these hotels in the first and second quarters of 2003 were $103 million. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (139 hotels for the six months ended June 30, 2004 and 2003, excluding 25 hotels sold or closed or without comparable results in 2004 and 2003) increased 12.6% to $1.611 billion for the six months ended June 30, 2004 when compared to $1.431 billion in the same period of 2003 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 14.4% to $108.76 for the six months ended June 30, 2004 when compared to the corresponding 2003 period. The increase in REVPAR was attributed to increases in occupancy rates to 67.6% in the six months ended June 30, 2004 when compared to 62.7% in the same period in 2003, and increases in ADR at these Same-Store Owned Hotels to $160.91 for the six months ended June 30, 2004 compared to $151.63 for the corresponding 2003 period. REVPAR at Same-Store Owned Hotels in North America increased 12.7% for the six months ended June 30, 2004 when compared to the same period of 2003 due to increased transient and group travel business for the period. REVPAR at our international Same-Store Owned Hotels, increased by 19.4% for the six months ended June 30, 2004 when compared to the same period of 2003, with Europe, where we have our biggest concentration of international owned hotels, increasing 16.5%. REVPAR for Same-Store Owned Hotels internationally increased 8.3% excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 5.1% excluding the favorable effect of foreign currency translation.

      The increase in vacation ownership sales and services is primarily due to the increase in the sales of VOIs of 37.3% to $221 million in 2004 compared to $161 million in 2003. These increases represent increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles primarily at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, the Westin Kierland Resort and Spa in Scottsdale, Arizona, and the Sheraton Vistana Villages in Orlando, Florida. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescissions and excluding fractional sales at the St. Regis Aspen described below, increased

56.7% in the six months ended June 30, 2004 when compared to the same period in 2003, primarily as a result of increased sales at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, the Westin Kierland Resort and Spa in Scottsdale, Arizona, and the Sheraton Vistana Villages in Orlando, Florida. In May 2004, we began selling fractional units at The St. Regis in Aspen, Colorado. We are in the process of converting 98 guest rooms at this hotel into 24 fractional units, which will be sold in four week intervals, one residential unit and 20 new hotel rooms. The fractional project is expected to be completed towards the end of 2004.

      The increase in management fees, franchise fees and other income of $78 million was primarily a result of increased management and franchise fees of $34 million to $142 million for the six months ended June 30, 2004 due to the strong top line growth. Additionally, $37 million of the increase in other income was the result of the inclusion of revenues from the Bliss spas and product sales, which were acquired at the beginning of 2004, and income earned on the Le Meridien debt participation acquired by us in late December 2003.

      Other revenues and expenses from managed and franchised properties increased to $491 million from $430 million for the six months ended June 30, 2004 and 2003, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

      Operating Income. Our total operating income was $268 million in the six months ended June 30, 2004 compared to $176 million in 2003. Excluding depreciation and amortization of $212 million and $219 million for the six months ended June 30, 2004 and 2003, respectively, operating income increased 21.5% or $85 million to $480 million for the six months ended June 30, 2004 when compared to $395 million in the same period in 2003, primarily due to the improved owned hotel performance and vacation ownership sales discussed above, offset by certain non-recurring increases in selling, general, and administrative costs, including certain legal settlement costs, costs associated with our World Conference in January 2004 (we did not have a conference in the prior year) and accrual, not payment, for separation payments for our Chairman and Chief Executive Officer provided for in his employment agreement. Operating income at our hotel segment was $316 million in the six months ended June 30, 2004 compared to $213 million in the same period of 2003. The improved operating results at our owned, leased and consolidated joint venture hotels more than offset the absence of operating income from the hotels sold in 2003 as discussed above, as well as the increased food and beverage, energy, property taxes and insurance costs, including workers compensation and health insurance.

      Operating income for the vacation ownership segment was $60 million in the six months ended June 30, 2004 compared to $39 million for the same period in 2003 primarily due to the significant increase in income from the sales of VOIs and the percentage of completion accounting methodology discussed above.

      Depreciation and Amortization. Depreciation expense decreased $6 million to $203 million during the six months ended June 30, 2004 compared to $209 million in the corresponding period of 2003. Additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months was more than offset by the reduced depreciation expense from fully depreciated furniture, fixtures and equipment, as we reached the five year anniversary of the merger with ITT Corporation in February 2003 and the classification of 18 non-core domestic hotels (16 of which were subsequently sold) and the four Costa Smeralda hotels and the Principe as held for sale effective March 31, 2003. Amortization expense decreased to $9 million in the six months ended June 30, 2004 compared to $10 million in the corresponding period of 2003.

      Net Interest Expense. Interest expense, which is net of discontinued operations allocations of $7 million for the six months ended June 30, 2003, decreased to $129 million from $150 million. This decrease was due primarily to the lower debt balances in 2004 compared to the same period of 2003 as a result of the paydown of debt in 2003 with the proceeds from asset sales and the amortization of gains recorded as a result of interest rate swap terminations completed in early March 2004 offset in part by slightly higher interest rates. Our weighted average interest rate was 5.66% at June 30, 2004 versus 5.44% at June 30, 2003.

      Loss On Asset Dispositions and Impairments, Net. We recorded $4 million of losses on asset dispositions and impairments in the six months ended June 30, 2004. These reflect impairment charges primarily associated with the renovation of a portion of the W New York for a Bliss spa.

      During the first and second quarters of 2003, we recorded an impairment charge of approximately $174 million (pre-tax) to write down the portfolio of 18 North American hotels, including several non-proprietary branded hotels, to fair value less selling costs due to our plan to dispose of these assets subject to management and/or franchise agreements. We disposed of 16 of these hotels later in 2003. We also recorded a $9 million gain on the sale of a 51% interest in undeveloped land in Costa Smeralda in Sardinia, Italy, which was offset by an $8 million write-down of the value of a hotel which was formerly managed together with one of the hotels sold in July 2003 and is now closed and under review for alternative use.

      Discontinued Operations. For the six months ended June 30, 2004, the gain on disposition includes $34 million of gains related to the favorable resolution of certain tax matters and the reversal of $1 million of accruals relating to our former gaming business disposed of in 1999 as the underlying contingencies have been resolved.

      For the six months ended June 30, 2003, loss from discontinued operations represents the results of the Principe net of $7 million of allocated expense. We sold the Principe in June 2003, with no continuing involvement. The gain on disposition for the six months ended June 30, 2003 consists of $193 million of gains recorded in connection with the sale of the Principe on June 30, 2003 and of the reversal of $52 million (pre-tax) of accruals relating to our former gaming business disposed of in 1999. We believe that these accruals are no longer required as the related contingencies have been resolved.

      Income Tax Expense. The effective income tax rate for continuing operations for the first six months of 2004 was 4.6% compared to a tax benefit of 77.7% in the corresponding period of 2003. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The effective tax rate for the six months ended June 30, 2004 includes a $12 million benefit as a result of certain changes to the federal tax rules. The effective tax rate for the six months ended June 30, 2003 includes a $28 million benefit related to various tax matters that were successfully settled during 2003. Excluding these benefits, our effective income tax rate would be 12.8% for the six months ended June 30, 2004 as compared to 0% in the corresponding period of 2003.

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

      The following tables summarize REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three and six months ended June 30, 2004 and 2003. The results for the three and six months ended

June 30, 2004 and 2003 represent results for 139 owned, leased and consolidated joint venture hotels (excluding 25 hotels sold or closed or without comparable results in 2004 and 2003).

	Three Months Ended
	June 30,

	2004	2003	Variance

Worldwide (139 hotels with approximately 50,000 rooms)
REVPAR	$116.03	$99.07	17.1%
ADR	$164.25	$152.73	7.5%
Occupancy	70.6%	64.9%	5.7
North America (94 hotels with approximately 37,000 rooms)
REVPAR	$114.11	$98.33	16.0%
ADR	$156.03	$145.94	6.9%
Occupancy	73.1%	67.4%	5.7
International (45 hotels with approximately 13,000 rooms)
REVPAR	$121.38	$101.16	20.0%
ADR	$190.57	$175.01	8.9%
Occupancy	63.7%	57.8%	5.9

	Six Months Ended
	June 30,

	2004	2003	Variance

Worldwide (139 hotels with approximately 50,000 rooms)
REVPAR	$108.76	$95.05	14.4%
ADR	$160.91	$151.63	6.1%
Occupancy	67.6%	62.7%	4.9
North America (94 hotels with approximately 37,000 rooms)
REVPAR	$107.94	$95.76	12.7%
ADR	$155.06	$148.14	4.7%
Occupancy	69.6%	64.6%	5.0
International (45 hotels with approximately 13,000 rooms)
REVPAR	$111.09	$93.02	19.4%
ADR	$179.54	$162.88	10.2%
Occupancy	61.9%	57.1%	4.8

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. We anticipate that cash flow provided by operating activities will be sufficient to service these cash requirements. We believe that existing borrowing availability together with capacity from additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust in the foreseeable future.

      Provisions of certain of our secured debt require that cash reserves be maintained. Additional reserves are required if aggregate operations of the related hotels fall below a specified level. Additional reserves became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq, the SARS epidemic, and the worldwide economic downturn. As of June 30, 2004, $77 million is included as restricted cash in our consolidated balance sheet related to these additional reserves. The additional reserves, which are expected to remain as such throughout 2004, are not expected to have a material impact on our liquidity. Once aggregate hotel operations meet the specified levels over the required time period, the additional reserves, plus accrued interest, will be released to us.

      In addition, state and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is also classified as restricted cash in our consolidated balance sheets. At June 30, 2004, we have $127 million of such restricted cash.

Cash Used For Investing Activities

      On December 30, 2003, together with Lehman Brothers, we announced the acquisition of all of the outstanding senior debt (approximately $1.3 billion), at a discount, of Le Meridien. Our approximate $200 million investment is represented by a high yield junior participation interest. As part of this investment, we entered into an agreement with Lehman Brothers whereby they would negotiate with us on an exclusive basis towards a recapitalization of Le Meridien. The exclusivity period expired in early April 2004 although negotiations with Lehman Brothers are continuing. While negotiations are continuing, there can be no assurance that transaction agreements will be entered into or a transaction consummated and if consummated what the terms of such a transaction would be.

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

      In the fourth quarter of 2003, we commenced a tender offer to acquire any and all of the outstanding limited partnership units of Westin Hotels Limited Partnership, the entity that indirectly owns the Westin Michigan Avenue Hotel in Chicago, Illinois. The tender offer expired on February 20, 2004 and approximately 34,000 units were tendered to us and accepted for payment, representing approximately 25% of the outstanding units. The purchase price of approximately $26 million was funded from available cash.

      In March 2004, we acquired the 413-room Sheraton Kauai Resort on Poipu Beach in Kauai, Hawaii. The purchase price for the property was approximately $40 million and was funded from available cash. Prior to the acquisition, we managed the property for the former owner.

      In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $179 million at June 30, 2004 and this amount was reduced by $15 million in early July, following the payoff of one of these loans. We evaluate these loans for impairment, and at June 30, 2004, believe these loans are collectible. Unfunded loan commitments aggregating $92 million were outstanding at June 30, 2004, of which $49 million are expected to be funded in 2004 and $75 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $95 million of equity and other potential contributions associated with managed or joint venture properties, $30 million of which is expected to be funded in 2004.

      We participate in programs with unaffiliated lenders in which we may partially guarantee loans made to facilitate third-party ownership of hotels that we manage or franchise. As of June 30, 2004, we were a guarantor for loans which could reach a maximum of $114 million relating to three hotels opened in the past three years: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, we also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No significant fundings are anticipated under this working capital guarantee. We do not anticipate any funding under the remaining loan guarantees in 2004, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity and subordinated debt financing, if our loan guarantees were to be called, we could take an equity position in these properties at values significantly below construction costs.

      Additionally, during the second quarter of 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in 2006. In connection with this agreement, we will provide up to $33 million in mezzanine loans ($10 million of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in our accompanying balance sheet as of June 30, 2004. In addition, we have issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, we would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. We would only be required to perform under the completion guarantee in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. We do not anticipate that we would be required to perform under these guarantees.

      Surety bonds issued on our behalf as of June 30, 2004 totaled $34 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow the owner to terminate the contract if we elect not to fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels. As of June 30, 2004, we have six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under the performance guarantees in 2004. In addition, we have agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guarantee is currently under dispute. However, we do not believe that any payments under this guarantee will be significant. Lastly, we do not anticipate losing a significant number of management or franchise contracts in 2004.

      We have the following contractual obligations outstanding as of June 30, 2004 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$4,432	$260	$2,087	$476	$1,609
Capital lease obligations	2	—	—	—	2
Operating lease obligations	850	57	101	86	606
Unconditional purchase obligations(1)	90	40	41	6	3
Other long-term obligations	4	2	2	—	—

Total contractual obligations	$5,378	$359	$2,231	$568	$2,220

(1)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.

     We have the following commercial commitments outstanding as of June 30, 2004 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$141	$141	$—	$—	$—
Hotel loan guarantees(1)(2)	151	39	45	37	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$292	$180	$45	$37	$30

(1)	Excludes fair value of guarantees which are reflected in our consolidated balance sheet.

(2)	Excludes debt service guarantee since no substantial debt has been drawn.

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

      We periodically review our business with a view to identifying properties or other assets that we believe either are non-core, no longer complement the business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments. We have announced a goal of $500 million in asset sales over the next twelve months, and we are in the process of identifying specific assets to market.

      There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

      The following is a summary of our debt portfolio as of June 30, 2004:

	Amount
	Outstanding at		Interest Rate at	Average
	June 30, 2004(a)	Interest Terms	June 30, 2004	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$300	LIBOR(b) +150.0	2.87%	1.5 years
Revolving Credit Facility	196	Various+150.0	2.92%	2.3 years
Mortgages and Other	229	Various	5.05%	1.4 years
Interest Rate Swaps	300		5.84%	—

Total/ Average	$1,025		4.24%	1.7 years

Fixed Rate Debt
Sheraton Holding Public Debt	$1,064 (c)		6.00%	8.5 years
Senior Notes	1,513 (c)		6.70%	5.5 years
Convertible Senior Notes — Series B	19		3.25%	2.3 years (d)
Convertible Debt	360		3.50%	1.9 years
Mortgages and Other	753		7.24%	6.6 years
Interest Rate Swaps	(300)		7.88%	—

Total/ Average	$3,409		6.09%	6.2 years

Total Debt
Total Debt and Average Terms	$4,434		5.66%	5.5 years

(a)	Excludes approximately $412 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	At June 30, 2004, one-month LIBOR was 1.37%

(c)	Includes approximately $17 million and $18 million at June 30, 2004 of fair value adjustments related to existing and terminated fixed-to- floating interest rate swaps for the Sheraton Holding Public Debt and the Senior Notes, respectively.

(d)	Average maturity reflects the maturity of the Revolving Credit Facility which would be used to refinance the amount put to us.

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

      In May 2001, we sold an aggregate face amount of $572 million Series B zero coupon convertible senior notes (along with $244 million of Series A notes, which were subsequently repurchased in May 2002) due 2021. The Series B convertible notes were convertible only when the market price of our Shares exceeded 120% of the then-accreted conversion price of the convertible senior notes. The maximum conversion of notes was approximately 5.8 million Shares. Holders of Series B Convertible Senior Notes put the majority of these notes to us in May 2004 for a purchase price of approximately $311 million, leaving notes with an accreted value of approximately $19 million outstanding as of June 30, 2004 (maximum conversion of approximately 270,000 Shares).

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

      Other. We have approximately $260 million of outstanding debt maturing over the next twelve months. Based upon the current level of operations, we believe that our cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $662 million at June 30, 2004), available borrowings from international revolving lines of credit (approximately $56 million at June 30, 2004), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, we have a substantial amount of indebtedness and have a working capital deficiency of $195 million at June 30, 2004. There can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms, nor can there be assurance that our business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.

      We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the six months ending June 30, 2004, the effect of changes in foreign currency exchange rates was a net decrease in debt of approximately $7 million. Our debt balance is also affected by changes in interest rates as a result of our Fair Value Swaps. The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At June 30, 2004, our debt included an increase of approximately $35 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets. At December 31, 2003 our debt included an increase of approximately $57 million related to Fair Value Swap assets.

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

      During the six months ended June 30, 2004, approximately 676,000 shares of Class B EPS were redeemed; 408,000 shares were redeemed for approximately $16 million in cash prior to January 4, 2004 and subsequent to January 4, 2004, at the Trust’s option, 109,000 shares of Class B EPS were converted into 119,000 Class A EPS and 159,000 shares were redeemed for approximately $6 million in cash. At June 30, 2004, approximately 126,000 shares of Class B EPS and exchangeable units were outstanding.

      A distribution of $0.84 per Share was paid in January 2004 to shareholders of record as of December 31, 2003.

      We repurchased 2,161,583 Shares for an average price of $39.77 per Share in the open market during the six months ended June 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in our Joint Annual Report on Form 10-K regarding our market risk.

Item 4.	Controls and Procedures.

      Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings.

      We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

      We repurchased the following Shares during the three months ended June 30, 2004:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar Value)
	Total Number		Purchased as Part of	of Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the Plans or
Period	Purchased	Paid for Share	Plans or Programs	Programs (in millions)

April	125,000	$39.95	125,000	$600
May	2,027,800	$39.76	2,027,800	520
June	—	$—	—	520

Total	2,152,800	$39.77	2,152,800

Item 4.	Submission of matters to a Vote of Security Holders.

      On May 7, 2004, we held our 2004 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Eric Hippeau, Daniel Yih and Kneeland Youngblood, (ii) approved a proposal to establish the 2004 Long-Term Incentive Plan, (iii) approved a proposal to discontinue Starwood’s Classified Board; and (iv) ratified the appointment of Ernst & Young LLP as Starwood’s independent auditors. Ambassador Charlene Barshefsky, and Messrs. Jean-Marc Chapus, Bruce Duncan, Stephen R. Quazzo, Thomas O. Ryder and Barry S. Sternlicht continued to serve as Directors following the annual meeting and Senator George J. Mitchell retired from the Board effective at the annual meeting.

      The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matters:

	Votes For	Votes Withheld

Election of Directors:
Eric Hippeau	165,694,369	22,547,453
Daniel Yih	174,974,279	13,267,543
Kneeland Youngblood	170,780,861	17,460,961

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Ratification of Auditors	184,472,933	2,843,983	924,906	—
Proposal regarding 2004 Long-Term Incentive Plan	109,760,746	66,069,327	1,078,895	11,332,854
Discontinuance of Classified Board	169,418,920	17,818,023	1,004,879	—

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Articles of Restatement of the Corporation(1)
10.2	Amended and Restated Bylaws of the Corporation(1)
10.3	2004 Long-Term Incentive Compensation Plan (“2004 LTIP”) incorporated by reference to the Corporation’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement, pages A-1 through A-20
10.4	Nonqualified Stock Option Award Agreement Pursuant to the 2004 Long-Term Incentive Compensation Plan(1)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed herewith.

(b) Reports on Form 8-K

      During the second quarter of 2004, the Company furnished the following Current Report on Form 8-K:

•	April 22, 2004, reporting under Items 7, 9 and 12 its press release announcing earnings for the first quarter of 2004.

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

Date: July 30, 2004