Form 10-Q
period 2005-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2005-05-05
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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
      216,117,648 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 216,117,648 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of May 2, 2005.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements.
      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2005.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$313	$326
Restricted cash	406	347
Accounts receivable, net of allowance for doubtful accounts of $63 and $58	544	482
Inventories	341	371
Prepaid expenses and other	169	157

Total current assets	1,773	1,683
Investments	440	453
Plant, property and equipment, net	6,888	6,997
Goodwill and intangible assets, net	2,547	2,544
Other assets	642	621

	$12,290	$12,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$642	$619
Accounts payable	156	200
Accrued expenses	741	872
Accrued salaries, wages and benefits	227	299
Accrued taxes and other	156	138

Total current liabilities	1,922	2,128
Long-term debt	3,755	3,823
Deferred income taxes	839	880
Other liabilities	648	652

	7,164	7,483

Minority interest	27	27

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	—

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 564,397 and 597,825 shares at March 31, 2005 and December 31, 2004, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 216,049,634 and 208,730,800 shares at March 31, 2005 and December 31, 2004, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 216,049,634 and 208,730,800 shares at March 31, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	5,456	5,121
Deferred compensation	(81)	(14)
Accumulated other comprehensive loss	(291)	(255)
Retained earnings (accumulated deficit)	11	(68)

Total stockholders’ equity	5,099	4,788

	$12,290	$12,298

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months
	Ended March 31,

	2005	2004

Revenues
Owned, leased and consolidated joint venture hotels	$813	$769
Vacation ownership and residential sales and services	231	128
Management fees, franchise fees and other income	104	90
Other revenues from managed and franchised properties	258	240

	1,406	1,227
Costs and Expenses
Owned, leased and consolidated joint venture hotels	641	607
Vacation ownership and residential	167	97
Selling, general, administrative and other	82	82
Depreciation	105	102
Amortization	5	4
Other expenses from managed and franchised properties	258	240

	1,258	1,132
Operating income	148	95
Equity earnings from unconsolidated ventures, net	13	4
Interest expense, net of interest income of $2 and $0	(62)	(64)
Gain (loss) on asset dispositions and impairments, net	1	(1)

Income from continuing operations before taxes and minority equity	100	34
Income tax expense	(21)	(2)
Minority equity in net loss	—	1

Income from continuing operations	79	33
Discontinued operations:
Gain on dispositions, net of tax expense of $0 and $0	—	1

Net income	$79	$34

Earnings Per Share — Basic
Continuing operations	$0.37	$0.16
Discontinued operations	—	—

Net income	$0.37	$0.16

Earnings per Share — Diluted
Continuing operations	$0.36	$0.16
Discontinued operations	—	—

Net income	$0.36	$0.16

Weighted average number of Shares	212	205

Weighted average number of Shares assuming dilution	221	211

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2005	2004

Net income	$79	$34
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(32)	(6)
Minimum pension liability adjustments	3	—
Unrealized holding losses	(7)	—

	(36)	(6)

Comprehensive income	$43	$28

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months
	Ended March 31,

	2005	2004

Operating Activities
Net income	$79	$34
Exclude:
Discontinued operations	—	(1)

Income from continuing operations	79	33
Depreciation and amortization	110	106
(Gain) loss on asset dispositions and impairments, net	(1)	1
Other adjustments to income from continuing operations	32	10
Increase in restricted cash	(58)	(86)
Other changes in working capital	(72)	2
Accrued and deferred income taxes and other	(31)	(4)

Cash from continuing operations	59	62
Cash from discontinued operations	—	1

Cash from operating activities	59	63

Investing Activities
Purchases of plant, property and equipment	(83)	(64)
Proceeds from asset sales, net	28	—
Acquisitions, net of acquired cash	—	(65)
Investments	(31)	(24)
Other, net	17	(27)

Cash used for investing activities	(69)	(180)

Financing Activities
Revolving credit facility and short-term borrowings, net	2	(2)
Long-term debt issued	4	—
Long-term debt repaid	(33)	(23)
Distributions paid	(176)	(172)
Proceeds from employee stock option exercises	214	120
Other, net	(9)	4

Cash from (used for) financing activities	2	(73)

Exchange rate effect on cash and cash equivalents	(5)	—

Decrease in cash and cash equivalents	(13)	(190)
Cash and cash equivalents — beginning of period	326	427

Cash and cash equivalents — end of period	$313	$237

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$20	$9

Income taxes, net of refunds	$9	$6

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Receivable, Corporation	549	535
Prepaid expenses and other	1	—

Total current assets	551	536
Investments, Corporation	848	848
Investments	28	28
Plant, property and equipment, net	3,203	3,254
Long-term receivables, Corporation, net	1,779	2,043
Goodwill and intangible assets, net	207	207
Other assets	8	9

	$6,624	$6,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$11	$10
Accounts payable	1	3
Accrued expenses	18	24
Distributions payable, Corporation	—	225
Distributions payable	—	176

Total current liabilities	30	438
Long-term debt	436	435

	466	873

Minority interest	30	29

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	—

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 564,397 and 597,825 shares at March 31, 2005 and December 31, 2004, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at March 31, 2005 and December 31, 2004	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 216,049,634 and 208,730,800 shares at March 31, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	7,787	7,761
Accumulated deficit	(1,661)	(1,740)

Total stockholders’ equity	6,128	6,023

	$6,624	$6,925

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2005	2004

Revenues
Rent and interest, Corporation	$131	$125

	131	125

Costs and Expenses
Selling, general and administrative	1	1
Depreciation	42	39

	43	40

Operating income	88	85
Interest expense, net	(8)	(8)
Gain on asset dispositions and impairments, net	1	—
Income tax benefit (expense)	(1)	4
Minority equity in net (income) loss	(1)	1

Net income	$79	$82

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2005	2004

Operating Activities
Net income	$79	$82
Depreciation	42	39
Gain on asset dispositions and impairments, net	(1)	—
Changes in working capital	247	255
Income taxes and other, net	2	(1)

Cash from operating activities	369	375

Investing Activities
Purchases of plant, property and equipment	(18)	(21)
Proceeds from asset sales, net	28	—

Cash from (used for) investing activities	10	(21)

Financing Activities
Long-term debt issued	4	—
Long-term debt repaid	(2)	(2)
Distributions paid	(176)	(172)
Distributions paid to Corporation	(225)	(183)
Other, net	20	2

Cash used for financing activities	(379)	(355)

Decrease in cash and cash equivalents	—	(1)
Cash and cash equivalents — beginning of period	1	2

Cash and cash equivalents — end of period	$1	$1

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$10	$9

Income taxes	$1	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
      The accompanying consolidated financial statements represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation and its subsidiaries (“Sheraton Holding”) and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.
      Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of more than 750 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.
      The Trust was formed in 1969 and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”). In 1980, the Trust formed the Corporation and made a distribution to the Trust’s shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a “Corporation Share”) for each common share of beneficial interest, par value $0.01 per share, of the Trust (a “Trust Share”). The Trust is one of the largest REITs in the United States.
      Pursuant to a reorganization in 1999, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding shares of the new Class A shares of beneficial interest of the Trust (“Class A Shares”). Each Trust Share was converted into one share of the new non-voting Class B Shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share.
      The Corporation, through its subsidiaries, is the general partner of, and held, as of March 31, 2005, an aggregate 98.6% partnership interest in SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.5% partnership interest in SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of March 31, 2005. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At March 31, 2005, there were approximately 5.5 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.	Significant Accounting Policies
      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended March 31,

	2005			2004

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$79	212	$0.37	$33	205	$0.16
Effect of dilutive securities:
Employee options and restricted stock awards	—	9		—	6

Diluted earnings from continuing operations	$79	221	$0.36	$33	211	$0.16

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Included in the Basic Share numbers are approximately 595,000 shares and 834,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) for the three months ended March 31, 2005 and 2004, respectively. Additionally, as of March 31, 2005 and March 31, 2004, 7 million and 13 million shares, respectively, issuable under convertible debt were excluded from the calculation of diluted earnings per Share numbers as the trigger events for conversion had not occurred. As the terms of the contingently convertible debt instrument allow for the Company to redeem such instruments in cash and the Company has a history of settling convertible debt instruments in cash, the Company, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” has utilized the if-converted method if certain trigger events are met.
      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
      Stock-Based Compensation. The Company has four stock-based employee long-term incentive plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, no stock-based employee compensation cost is reflected in net income as all options granted to employees under these plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per Share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months
	Ended
	March 31,

	2005	2004

	(In millions,
	except per share
	data)
Net income, as reported	$79	$34
Deduct: SFAS No. 123 compensation cost	(21)	(19)
Tax effect	7	6

Proforma net income	$65	$21

Earnings per Share:
Basic, as reported	$0.37	$0.16

Basic, proforma	$0.31	$0.10

Diluted, as reported	$0.36	$0.16

Diluted, proforma	$0.29	$0.10

      The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans and therefore, for all options granted subsequent to January 1, 2005, the Company changed its option pricing model from the Black Scholes model to a lattice model.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Lattice model assumptions for options granted subsequent to January 1, 2005:

Three Months
Ended
March 31, 2005

Dividend yield	1.8%
Volatility:
Near term	25%
Long term	40%
Expected life	6 yrs
Yield curve:
6 month	2.78%
1 year	2.96%
3 year	3.43%
5 year	3.65%
10 year	4.07%
      Average Black Scholes assumptions:

Three Months
Ended
March 31, 2004

Dividend yield	2.5%
Volatility	42%
Risk-free rate	3.1%
Expected life	6 yrs
      Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Proforma disclosure is no longer an alternative. The new standard is effective for fiscal years beginning after June 15, 2005 and therefore will be implemented by Starwood in the first quarter of 2006. Adoption of this standard will reduce the Company’s net income and earnings per share. However, it will have no impact on cash flow. Based on the Company’s current share-based payment compensation plan, the adoption of SFAS No. 123(R) will result in a similar charge as noted above in the proforma disclosures.
      In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66, “Accounting for the Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association with the issuance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” These statements were issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005 and therefore will be implemented by the Company in the first quarter of 2006. The Company expects the adoption of this standard to have an impact on the timing of recognition of vacation ownership profits, and the impact is currently being evaluated.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” in response to the American Jobs Creation Act of 2004 (the “Act”) which provides for a special one-time dividends received deduction of 85 percent for certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the December 2004 enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. Starwood is reviewing the Act in order to determine if funds can be repatriated.
      In November 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which states that contingently convertible debt instruments are subject to the if-converted method under FASB Statement No. 128, regardless of the contingent features included in the instrument. As the terms of the Company’s contingently convertible debt instrument allow for the Company to redeem such instruments in cash and the Company has a history of settling convertible debt instruments in cash, the Company, in accordance with SFAS No. 128, has utilized the if-converted method if certain trigger events are met. Accordingly, EITF No. 04-08 did not have an impact to the Company’s net income or earnings per share.
      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132(R)). SFAS No. 132(R) retains the disclosure requirements in the original SFAS No. 132, but requires additional disclosures related to plan assets, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. In addition, this statement requires interim period disclosure of the components of net periodic benefit costs and contributions if significantly different from previously reported amounts. In accordance with the transition rules, the Company adopted SFAS No. 132(R) effective December 31, 2003 for its domestic pension and postretirement plans and effective December 31, 2004 for the Company’s foreign pension plans, and incorporated the new disclosure requirements into Note 9. Pension and Postretirement Benefit Plans.

Note 3.	Restricted Cash
      State and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is classified as restricted cash in the Company’s consolidated balance sheets. At March 31, 2005 and December 31, 2004, the Company has $222 million and $200 million, respectively, of such restricted cash.
      In addition, provisions of certain of the Company’s secured debt require that cash reserves be maintained. Additional cash reserves are required if aggregate operations of the related hotels fall below a specified level. Additional cash reserves for certain debt became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq and the worldwide economic downturn. As of March 31, 2005 and December 31, 2004, $162 million and $132 million, respectively, was included in restricted cash in the Company’s consolidated balance sheets related to these required cash reserves. Once aggregate hotel operations meet the specified levels over the required time period, the additional cash reserves, plus accrued interest, will be released to the Company. The additional cash reserves, which are expected to continue to accrue and remain restricted through September 2005, are not expected to have a material impact on the Company’s liquidity.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Asset Dispositions
      In the first quarter of 2005, the Company sold two hotels for net proceeds of $26 million. The Company recorded a net loss of approximately $1 million associated with these sales. The Company had previously recorded impairment charges of $17 million related to these properties. Also during the quarter, the Company recorded a $2 million gain as a result of the collection of a fully reserved note receivable issued by the Company in connection with the sale of an asset in 2000.
      In April 2005, the Company completed the sale of the Sheraton Lisboa Hotel and Towers in Lisbon, Portugal for approximately $31 million. The Company continues to manage the hotel subject to a long-term management contract. Accordingly, the operations of the hotel prior to the sale date are not classified as discontinued operations.

Note 5.	Discontinued Operations
      For the three months ended March 31, 2004, the gain on dispositions consists of the reversal of $1 million of liabilities set up in conjunction with the sale of the Company’s former gaming business in 1999. These liabilities are no longer required as the related contingencies have been resolved. No activity was reported in discontinued operations in the three months ended March 31, 2005.

Note 6.	Restructuring and Other Special Charges
      The Company had remaining accruals related to restructuring charges of $22 million and $23 million, respectively, at March 31, 2005 and December 31, 2004, of which $18 million and $19 million, respectively, is included in other liabilities in the accompanying March 31, 2005 and December 31, 2004 consolidated balance sheets. There was no restructuring or other special charges activity in the three months ended March 31, 2005 or 2004.

Note 7.	Notes Receivable Securitizations and Sales
      From time to time, the Company securitizes or sells, without recourse, its fixed rate VOI notes receivable. To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to special purpose entities (together with the special purpose entities in the next sentence, the “SPEs”) and the SPEs transfer the VOI notes receivable to qualifying special purpose entities (“QSPEs”), as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125.” To accomplish these sales, the Company transfers a pool of VOI notes receivable to special purpose entities and the SPEs transfer the VOI notes receivables to a third party purchaser. The Company continues to service the securitized and sold VOI notes receivable pursuant to servicing agreements negotiated on an arms-length basis based on market conditions; accordingly, the Company has not recognized any servicing assets or liabilities. All of the Company’s VOI notes receivable securitizations and sales to date have qualified to be, and have been, accounted for as SFAS No. 140 sales.
      With respect to those transactions still outstanding at March 31, 2005, the Company retains economic interests (the “Retained Interests”) in securitized and sold VOI notes receivables through SPE ownership of QSPE beneficial interests (securitizations) and the right to a deferred purchase price payable by the purchaser of the sold VOI notes receivable. The Retained Interest, which is comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests (securitizations) and VOI notes receivable (sales). Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable, QSPE fixed rate

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
interest expense, the third party purchaser’s contractual floating rate yield (VOI notes receivable sales), and program fees (VOI note receivables sales).
      Retained Interests relating to pre-2002 securitizations and sales are classified and accounted for as “trading” while Retained Interests relating to subsequent securitizations and sales are classified and accounted for as “available-for-sale” securities, respectively, both in accordance with SFAS No. 115 and SFAS No. 140.
      The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $3 million and $4 million during the three months ended March 31, 2005 and 2004, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in an insignificant amount of net gains in the three months ended March 31, 2005 and 2004.
      At March 31, 2005, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $267 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at March 31, 2005 was approximately $4 million.
      At March 31, 2005 and December 31, 2004, the Company owned approximately $213 million and $180 million, respectively, of fixed rate VOI notes receivable, which are included in accounts receivable and other assets in the Company’s balance sheets. The principal balance of those VOI notes receivables that were more than 90 days delinquent at March 31, 2005 was approximately $13 million.
      Net credit losses for all VOI notes receivable were $3 million and $4 million during the three months ended March 31, 2005 and 2004, respectively.
      The Company received aggregate cash proceeds of $9 million and $8 million from the Retained Interests during the three months ended March 31, 2005 and 2004, respectively, and aggregate servicing fees of $1 million and $1 million related to these VOI notes receivable during the three months ended March 31, 2005 and 2004, respectively.
      At the time of each receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.
      As of March 31, 2005, the Company has completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at March 31, 2005 was approximately $54 million. The decrease in value of the Retained

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	0.7%
200 basis points-dollars	$0.7
200 basis points-percentage	1.4%
Discount rate:
100 basis points-dollars	$1.5
100 basis points-percentage	3.1%
200 basis points-dollars	$3.0
200 basis points-percentage	6.0%
Gross annual rate of credit losses:
100 basis points-dollars	$3.1
100 basis points-percentage	6.4%
200 basis points-dollars	$6.2
200 basis points-percentage	12.6%

Note 8.	Derivative Financial Instruments
      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At March 31, 2005, the Company had no outstanding interest rate swap agreements under which the Company pays a fixed rate and receives a variable rate of interest.
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
      The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the new Fair Value Swaps was a liability of approximately $22 million at March 31, 2005.
      From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At March 31, 2005, the Company had two Foreign Currency Hedges outstanding with a U.S. dollar equivalent of the contractual amount of the contracts of approximately $331 million. These contracts hedge certain Euro-denominated assets and mature through May 2005. Changes in the fair value of the hedging instruments are classified in the same manner as changes in the underlying asset due to fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedges at March 31, 2005 was an asset of approximately $2 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Periodically, the Company hedges the net assets of certain international subsidiaries (“Net Investment Hedges”) using various hedging instruments to manage the translation and economic exposures related to the Company’s net investments in these subsidiaries. The Company measures the effectiveness of derivatives designated as Net Investment Hedges by using the changes in forward exchange rates because this method best reflects the Company’s risk management strategies and the economics of those strategies in the financial statements. Under this method, the change in fair value of the hedging instrument attributable to the changes in forward exchange rates is reported in stockholders’ equity to offset the translation results on the hedged net investment. The remaining change in fair value of the hedging instrument, if any, is recognized through income. As of March 31, 2005, the Company had one Net Investment Hedge with a U.S. dollar equivalent of the contractual amount of $243 million that matures in June 2005. The Net Investment Hedge minimizes the effect fluctuations in foreign currency exchange rates have on a portion of the Company’s net investment in certain Euro-denominated subsidiaries (“Euro Net Investment Hedge”). The fair value of the Euro Net Investment Hedge at March 31, 2005 was a liability of approximately $17 million.
      The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 9.	Pension and Postretirement Benefit Plans
      The following table presents the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,

	2005			2004

	Pension	Foreign Pension	Postretirement	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.1	$—	$—	$1.0	$—
Interest cost	0.2	2.2	0.3	0.2	2.0	0.5
Expected return on plan assets	—	(2.0)	(0.2)	—	(1.9)	(0.2)
Amortization of:
Prior service income	—	(0.1)	—	—	(0.1)	—
Actuarial loss (gain)	0.1	0.9	(0.1)	—	0.6	—

SFAS No. 87 cost/ SFAS No. 106 cost	0.3	2.1	—	0.2	1.6	0.3

SFAS No. 88 settlement loss	0.1	—	—	—	—	—

Net periodic benefit cost	$0.4	$2.1	$—	$0.2	$1.6	$0.3

Note 10.	Stockholders’ Equity
      Exchangeable Preferred Shares. During 1998, 6.3 million shares of Class A EPS, 5.5 million shares of Class B EPS and approximately 800,000 limited partnership units of the Realty Partnership and Operating Partnership (“Exchangeable Units”) were issued by the Trust in connection with the acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (the “Westin Merger”). Class A EPS have a par value of $0.01 per share and the Company may choose to settle Class A EPS redemptions in Shares on a one-for-one basis (subject to certain adjustments) or in cash. Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, for a one year period, from and after the fifth anniversary of the closing date of the Westin Merger, which expired on January 3, 2004, to require the Trust to

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
redeem such shares for cash at a price of $38.50 per share. Subsequent to January 3, 2004, the Company may choose to settle Class B EPS redemptions in cash at $38.50 per share or shares of Class A EPS at the equivalent of $38.50 per share. Exchangeable Units may be converted to Shares on a one-for-one basis (subject to certain adjustments). For the three months ended March 31, 2005, in accordance with the terms of the Class B EPS discussed above, approximately 28,000 shares of Class B EPS were redeemed for approximately $1 million in cash. In addition, during the three months ended March 31, 2005, approximately 33,000 shares of Class A EPS were redeemed for approximately $2 million in cash. At March 31, 2005, there were approximately 564,000 shares of Class A EPS, 25,000 shares of Class B EPS, and 68,000 Exchangeable Units outstanding.

Note 11.	Business Segment Information
      The Company has two operating segments: hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W® and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests and the sale of residential units.
      The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains on the sale of real estate, restructuring and other special charges, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months
	Ended March 31,

	2005	2004

Revenues:
Hotel	$1,154	$1,081
Vacation ownership and residential	252	146

Total	$1,406	$1,227

Operating income:
Hotel	$127	$120
Vacation ownership and residential	60	28

Total segment operating income	187	148
Selling, general, administrative and other	39	53

Operating income	148	95
Equity earnings from unconsolidated ventures, net:
Hotel	10	2
Vacation ownership and residential	3	2
Interest expense, net	(62)	(64)
Gain (loss) on asset dispositions and impairments, net	1	(1)

Income from continuing operations before taxes and minority equity	$100	$34

Capital expenditures:
Hotel	$77	$56
Vacation ownership and residential	2	4
Corporate	4	4

Total	$83	$64

	March 31,	December 31,
	2005	2004

Assets
Hotel	$10,974	$11,019
Vacation ownership and residential	1,254	1,220
Corporate	62	59

Total	$12,290	$12,298

Note 12.	Commitments and Contingencies
      Variable Interest Entities. Of the nearly 600 hotels that the Company manages or franchises, the Company has identified approximately 25 hotels that it has a variable interest in. For those ventures that the Company holds a variable interest, it determined that the Company was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $76 million at March 31, 2005. Equity investments and other types of investments related to VIEs totaled $16 million and $56 million, respectively, at March 31, 2005.
      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $158 million at March 31, 2005. The Company evaluates these loans for impairment, and at March 31, 2005, believes these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $49 million were outstanding at March 31, 2005, of which $8 million are expected to be funded in 2005 and $32 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $94 million of equity and other potential contributions associated with managed or joint venture properties, $19 million of which is expected to be funded in 2005.
      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of March 31, 2005, the Company was a guarantor for a loan which could reach a maximum of $30 million related to the St. Regis in Monarch Beach, California, which opened in mid-2001. The Company does not anticipate any funding under the loan guarantee in 2005, as the project is well capitalized. Furthermore, since this property was funded with significant equity and subordinated debt financing, if the Company’s loan guarantee was to be called, the Company could take an equity position in this property at a value significantly below construction costs.
      Additionally, during the second quarter of 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in 2006. In connection with this agreement, the Company will provide up to $28 million in mezzanine loans and other investments ($14 million of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt, which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying balance sheet as of March 31, 2005. In addition, Starwood has issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, Starwood would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. Starwood would only be required to perform under the completion guarantee in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. The Company does not anticipate that it would be required to perform under these guarantees.
      Surety bonds issued on behalf of the Company as of March 31, 2005 totaled $47 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
      In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of March 31, 2005, the Company had nine management contracts with performance guarantees with possible cash outlays of up to $76 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2005. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. The Company does not anticipate losing a significant number of management or franchise contracts in 2005.
      Litigation. From time to time in the course of general business activities, the Company becomes involved in legal disputes and proceedings. The Company does not expect the resolution of these matters to have a material adverse affect on the financial position or on the results of operations and cash flows of the Company, except as disclosed in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2004 incorporated herein by reference. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

Note 13.	Guarantor Subsidiary
      The Company’s payment obligations under the Senior Credit Facility, the Senior Notes and the Convertible Debt are fully and unconditionally guaranteed by Sheraton Holding, a wholly-owned subsidiary (the “Guarantor Subsidiary”). The obligation of the Guarantor Subsidiary under its guarantee of the Senior Credit Facility, the Senior Notes and the Convertible Debt is equal in right of payment to its obligations under the public debt issued by Sheraton Holding.
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	March 31, 2005
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$126	$—	$187	$—	$313
Restricted cash	5	—	401	—	406
Inventories	21	—	320	—	341
Other current assets	120	2	591	—	713

Total current assets	272	2	1,499	—	1,773
Intercompany	(4,702)	(8,141)	12,843	—	—
Investments in consolidated subsidiaries	10,565	10,563	—	(21,128)	—
Plant, property and equipment, net	263	—	6,625	—	6,888
Goodwill and intangible assets, net	1,698	1	848	—	2,547
Other assets	428	17	637	—	1,082

	$8,524	$2,442	$22,452	$(21,128)	$12,290

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$100	$458	$84	$—	$642
Other current liabilities	405	46	829	—	1,280

Total current liabilities	505	504	913	—	1,922
Long-term debt	2,289	597	869	—	3,755
Deferred income taxes	574	—	265	—	839
Other liabilities	62	79	507	—	648

	3,430	1,180	2,554	—	7,164
Minority interest	(5)	—	32	—	27
Commitments and contingencies
Total stockholders’ equity	5,099	1,262	19,866	(21,128)	5,099

	$8,524	$2,442	$22,452	$(21,128)	$12,290

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	December 31, 2004
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$160	$—	$166	$—	$326
Restricted cash	5	—	342	—	347
Inventories	21	—	350	—	371
Other current assets	142	2	495	—	639

Total current assets	328	2	1,353	—	1,683
Intercompany	(4,754)	(8,100)	12,854	—	—
Investments in consolidated subsidiaries	10,442	10,541	—	(20,983)	—
Plant, property and equipment, net	269	—	6,728	—	6,997
Goodwill and intangible assets, net	1,681	1	862	—	2,544
Other assets	394	17	663	—	1,074

	$8,360	$2,461	$22,460	$(20,983)	$12,298

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$101	$461	$57	$—	$619
Other current liabilities	466	30	1,013	—	1,509

Total current liabilities	567	491	1,070	—	2,128
Long-term debt	2,326	597	900	—	3,823
Deferred income taxes	630	—	250	—	880
Other liabilities	53	80	519	—	652

	3,576	1,168	2,739	—	7,483
Minority interest	(4)	—	31	—	27
Commitments and contingencies
Total stockholders’ equity	4,788	1,293	19,690	(20,983)	4,788

	$8,360	$2,461	$22,460	$(20,983)	$12,298

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended March 31, 2005
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$253	$—	$560	$—	$813
Vacation ownership and residential sales and services	—	—	231	—	231
Management fees, franchise fees and other income	20	—	156	(72)	104
Other revenues from managed and franchised properties	231	—	27	—	258

	504	—	974	(72)	1,406
Costs and Expenses
Owned, leased and consolidated joint venture hotels	267	—	446	(72)	641
Vacation ownership and residential	—	—	167	—	167
Selling, general and administrative and other	46	—	36	—	82
Depreciation and amortization	10	—	100	—	110
Other expenses from managed and franchised properties	231	—	27	—	258

	554	—	776	(72)	1,258
Operating income (loss)	(50)	—	198	—	148
Equity earnings in consolidated subsidiaries	141	64	—	(205)	—
Equity earnings from unconsolidated ventures, net	—	—	13	—	13
Interest expense, net of interest income	(47)	(86)	71	—	(62)
Gain on asset dispositions, net	—	—	1	—	1

Gain (loss) from continuing operations before taxes and minority equity	44	(22)	283	(205)	100
Income tax benefit (expense)	34	33	(88)	—	(21)
Minority equity in net loss (income)	1	—	(1)	—	—

Income from continuing operations	79	11	194	(205)	79
Discontinued operations:
Gain from dispositions, net of taxes	—	—	—	—	—

Net income	$79	$11	$194	$(205)	$79

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended March 31, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$246	$—	$523	$—	$769
Vacation ownership and residential sales and services	—	—	128	—	128
Management fees, franchise fees and other income	22	—	137	(69)	90
Other revenues from managed and franchised properties	219	—	21	—	240

	487	—	809	(69)	1,227
Costs and Expenses
Owned, leased and consolidated joint venture hotels	262	—	414	(69)	607
Vacation ownership and residential	—	—	97	—	97
Selling, general and administrative and other	61	—	21	—	82
Depreciation and amortization	11	—	95	—	106
Other expenses from managed and franchised properties	219	—	21	—	240

	553	—	648	(69)	1,132
Operating income (loss)	(66)	—	161	—	95
Equity earnings in consolidated subsidiaries	113	64	—	(177)	—
Equity earnings from unconsolidated ventures, net	1	—	3	—	4
Interest expense, net of interest income	(50)	(86)	72	—	(64)
Loss on asset dispositions and impairments, net	—	—	(1)	—	(1)

Income (loss) from continuing operations before taxes and minority equity	(2)	(22)	235	(177)	34
Income tax benefit (expense)	35	30	(67)	—	(2)
Minority equity in net loss	—	—	1	—	1

Income from continuing operations	33	8	169	(177)	33
Discontinued operations:
Gain on dispositions, net of taxes	1	—	—	—	1

Net income	$34	$8	$169	$(177)	$34

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Three Months Ended March 31, 2005
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$79	$11	$194	$(205)	$79
Adjustments to net income and changes in working capital	(257)	(11)	43	205	(20)

Cash from (used for) operating activities	(178)	—	237	—	59
Investing Activities
Purchases of plant, property and equipment	(8)	—	(75)	—	(83)
Proceeds from asset sales, net	—	—	28	—	28
Investments	(31)	—	—	—	(31)
Other, net	3	—	14	—	17

Cash used for investing activities	(36)	—	(33)	—	(69)

Financing Activities
Revolving credit facility and short-term borrowings, net	(1)	—	3	—	2
Long-term debt issued	—	—	4	—	4
Long-term debt repaid	(25)	—	(8)	—	(33)
Distributions paid	—	—	(176)	—	(176)
Proceeds from employee stock option exercises	214	—	—	—	214
Other, net	(8)	—	(1)	—	(9)

Cash from (used for) financing activities	180	—	(178)	—	2

Exchange rate effect on cash and cash equivalents	—	—	(5)	—	(5)

Increase (decrease) in cash and cash equivalents	(34)	—	21	—	(13)
Cash and cash equivalents-beginning of period	160	—	166	—	326

Cash and cash equivalents-end of period	$126	$—	$187	$—	$313

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Three Months Ended March 31, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$34	$8	$169	$(177)	$34
Exclude:
Discontinued operations	(1)	—	—	—	(1)

Income from continuing operations	33	8	169	(177)	33
Adjustments to income from continuing operations and changes in working capital	(341)	(17)	210	177	29

Cash from (used for) continuing operations	(308)	(9)	379	—	62
Cash from discontinued operations	1	—	—	—	1

Cash from (used for) operating activities	(307)	(9)	379	—	63

Investing Activities
Purchases of plant, property and equipment	(5)	—	(59)	—	(64)
Acquisitions, net of acquired cash	—	—	(65)	—	(65)
Investments	—	—	(24)	—	(24)
Other, net	(23)	—	(4)	—	(27)

Cash used for investing activities	(28)	—	(152)	—	(180)

Financing Activities
Revolving credit facility and short-term borrowings, net	—	—	(2)	—	(2)
Long-term debt repaid	—	—	(23)	—	(23)
Distributions paid	—	—	(172)	—	(172)
Proceeds from employee stock option exercises	120	—	—	—	120
Other, net	12	9	(17)	—	4

Cash from (used for) financing activities	132	9	(214)	—	(73)

Exchange rate effect on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	(203)	—	13	—	(190)
Cash and cash equivalents-beginning of period	262	—	165	—	427

Cash and cash equivalents-end of period	$59	$—	$178	$—	$237

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
CRITICAL ACCOUNTING POLICIES
      We believe the following to be our critical accounting policies:
      Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, and franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership and Residential — We recognize revenue from Vacation Ownership Interests (“VOIs”) sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We anticipate developing future high end VOI projects adjacent to or as part of our luxury resorts, resulting in cross-selling opportunities and an audience of higher-end purchasers, yielding both higher revenues and reduced risks associated with financing these VOI sales.

•	Revenues From Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

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
      We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of March 31, 2005 and December 31, 2004 is $260 million and $255 million, respectively. A 10% reduction in the “breakage” of points would result in an increase of $40 million to the liability at March 31, 2005.
      Long-Lived Assets. We evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our long-lived assets based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset. When a decision is made to sell an asset, we do not record that asset as held for sale until all the criteria in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been met and we have received a non-refundable deposit.
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
      Income Taxes. We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.
RESULTS OF OPERATIONS
      The following discussion presents an analysis of results of our operations for the three months ended March 31, 2005 and 2004.
      We derive the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. Total revenues generated from our hotels in North America for the three months ending March 31, 2005 and 2004 were $594 million and $573 million, respectively (our worldwide owned, leased and consolidated joint venture revenues were $813 million and $769 million for same periods, respectively). The following represents the geographical breakdown of our owned, leased and consolidated joint venture revenues in North America by metropolitan area for the three months ended March 31, 2005 (with comparable data for 2004):
Top Ten Metropolitan Areas as a % Owned North America Revenues for the
Three Months Ended March 31, 2005 with comparable data for 2004

	2005	2004
Metropolitan Area	Revenues	Revenues

New York, NY	15.9%	16.2%
Boston, MA	7.2%	7.1%
Phoenix, AZ	6.8%	7.0%
San Diego, CA	5.7%	5.7%
Los Angeles — Long Beach, CA	5.3%	5.1%
Toronto, Canada	5.1%	5.5%
Atlanta, GA	4.8%	5.0%
Maui, HI	3.9%	3.5%
Miami, FL	3.4%	3.6%
Rancho Mirage, CA	3.4%	2.9%
All Other	38.5%	38.4%

Total	100%	100%

      A leading indicator for the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.
Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004
Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $1.406 billion, an increase of $179 million when compared to 2004 levels. Revenues reflect a 5.7% increase in revenues from our owned, leased and consolidated joint venture hotels to $813 million for the three months ended March 31, 2005 when compared to $769 million in the corresponding period of 2004, an increase of $14 million in management fees, franchise fees and other income to $104 million for the three months ended March 31, 2005 when compared to $90 million in the corresponding period of 2004, an increase of $103 million in vacation ownership and residential revenues to $231 million for the three months ended March 31, 2005 when compared to $128 million in the corresponding period of 2004, and an increase of $18 million in other revenues from managed and franchised properties to $258 million for the three months ended March 31, 2005 when compared to $240 million in the corresponding period of 2004.
      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to strong results at our owned hotels in New York, New York, Boston, Massachusetts, Ft. Lauderdale, Florida, Denver, Colorado, Los Angeles, California, Maui, Hawaii, New Orleans, Louisiana, San Diego, California and Washington D.C. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (134 hotels for the three months ended March 31, 2005 and 2004, excluding 7 hotels sold or closed, undergoing significant repositionings, or without comparable results in 2005 and 2004) increased 6.0% to $793 million for the three months ended March 31, 2005 when compared to $748 million in the same period of 2004 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 9.7% to $111.96 for the three months ended March 31, 2005 when compared to the corresponding 2004 period. The increase in REVPAR was attributed to increases in occupancy rates to 66.5% in the three months ended March 31, 2005 when compared to 64.6% in the same period in 2004, and a 6.5% increase in the average daily rate (“ADR”) at these Same-Store Owned Hotels to $168.32 for the three months ended March 31, 2005 compared to $158.00 for the corresponding 2004 period. REVPAR at Same-Store Owned Hotels in North America increased 8.0% for the three months ended March 31, 2005 when compared to the same period of 2004 despite significant renovations at three of our large hotels, the Sheraton Hotel and Towers in New York, New York, the Westin in Seattle, Washington, and the Sheraton Centre Toronto Hotel in Toronto, Canada, during the first quarter of 2005. REVPAR at our international Same-Store Owned Hotels, increased by 14.5% for the three months ended March 31, 2005 when compared to the same period of 2004, with Europe, where we had our largest concentration of international owned hotels, increasing 12.3%. REVPAR for Same-Store Owned Hotels internationally increased 9.8% excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe, increased 5.5% excluding the favorable effects of foreign currency translation.
      The increase in vacation ownership and residential sales and services was primarily due to the increase in the sales of VOIs of 51.4% to $159 million in 2005 compared to $105 million in 2004. These increases represent increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles primarily at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, and The St. Regis in Aspen, Colorado. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission and excluding fractional sales at the St. Regis Aspen and residential sales at the St. Regis Museum Tower in San Francisco, California described below, increased 11.7% in the three months ended March 31, 2005 when compared to the same period in 2004. The increase in vacation ownership and residential sales in 2005, when compared to 2004, was also due to sales of fractional units at the St. Regis in Aspen, Colorado and residential units at the St. Regis Museum Tower in San Francisco, California, both of which were not in active sales in the first quarter of 2004.

In the first quarter of 2005, we recognized approximately $17 million of revenues from the Aspen project which opened in December 2004 following the conversion of 98 guest rooms into 25 fractional units, which are being sold in four week intervals, and 20 new hotel rooms. We also began selling condominiums at the St. Regis Museum Tower in San Francisco in late 2004 and recognized approximately $44 million of revenues from this project in the first quarter of 2005. The St. Regis Museum Tower is under construction and is expected to open in the fourth quarter of 2005 with 260 hotel rooms and 102 condominium units.
      The increase in management fees, franchise fees and other income of $14 million was primarily a result of increased management and franchise fees of $10 million to $77 million for the quarter ended March 31, 2005.
      Other revenues and expenses from managed and franchised properties increased to $258 million from $240 million for the three months ended March 31, 2005 and 2004, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
      Operating Income. Our total operating income was $148 million in the three months ended March 31, 2005 compared to $95 million in 2004. Excluding depreciation and amortization of $110 million and $106 million for the three months ended March 31, 2005 and 2004, respectively, operating income increased 28.4% or $57 million to $258 million for the three months ended March 31, 2005 when compared to $201 million in the same period in 2004, primarily due to the improved owned hotel performance and Starwood Vacation Ownership (“SVO”) and residential sales discussed above.
      Operating income at our hotel segment was $127 million in the three months ended March 31, 2005 compared to $120 million in the same period of 2004. As discussed above, operating results at our owned, leased and consolidated joint venture hotels were negatively impacted by significant renovations at three of our large owned hotels, including the Sheraton Hotel and Towers in New York where 500 rooms and all of the ballrooms were out of service during most of the first quarter of 2005. Operating income for the vacation ownership and residential segment was $60 million in the three months ended March 31, 2005 compared to $28 million for the same period in 2004 primarily due to the sale of fractional units at the St. Regis in Aspen, Colorado and residential units at the St. Regis Museum Tower in San Francisco, California, the significant increase in sales of VOIs and percentage of completion accounting methodology discussed above.
      Depreciation and Amortization. Depreciation expense increased $3 million to $105 million during the three months ended March 31, 2005 compared to $102 million in the corresponding period of 2004 primarily due to capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization increased $1 million to $5 million in the three months ended March 31, 2005 compared to $4 million in the corresponding period of 2004.
      Net Interest Expense. Net interest expense decreased to $62 million from $64 million for the three months ended March 31, 2005 and 2004, respectively. Our weighted average interest rate was 5.95% at March 31, 2005 versus 5.55% at March 31, 2004.
      Gain (Loss) on Asset Dispositions and Impairments, Net. During the first quarter of 2005, we recorded a net gain of $1 million primarily related to the reversal of a $2 million reserve related to the financing of a hotel previously sold, which is no longer required as the loan has been repaid, offset in part by the net loss from the sale of two hotels. We had previously recorded impairment charges of $17 million related to these properties,
      Income Tax Expense. The effective income tax rate for continuing operations for the first quarter of 2005 was 21.3% compared to 6.3% in the corresponding quarter in 2004 primarily due to higher pre-tax income in the first quarter of 2005. The effective tax rate for the three months ended March 31, 2005 includes a $2 million net benefit related to a state tax refund related to tax years prior to the 1995 split-up of ITT Corporation. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Seasonality and Diversification
      The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first quarter than in the second, third or fourth quarters.
Same-Store Owned Hotels Results
      We continually update and renovate our owned, leased and consolidated joint venture hotels. While undergoing major repositionings, these hotels are generally not operating at full capacity and, as such, these repositionings can negatively impact our hotel revenues. We may continue repositioning our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies. In addition, several owned hotels are located in regions which are seasonal and therefore, these hotels do not operate at full capacity throughout the year.
      The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2005 and 2004. The results for the three months ended March 31, 2005 and 2004 represent results for 134 owned, leased and consolidated joint venture hotels (excluding 7 hotels sold or closed or without comparable results in 2005 and 2004).

	Three Months Ended
	March 31,

	2005	2004	Variance

Worldwide (134 hotels with approximately 49,000 rooms)
REVPAR	$111.96	$102.06	9.7%
ADR	$168.32	$158.00	6.5%
Occupancy	66.5%	64.6%	1.9
North America (91 hotels with approximately 36,000 rooms)
REVPAR	$110.85	$102.61	8.0%
ADR	$166.08	$154.95	7.2%
Occupancy	66.7%	66.2%	0.5
International (43 hotels with approximately 13,000 rooms)
REVPAR	$115.10	$100.51	14.5%
ADR	$174.71	$167.50	4.3%
Occupancy	65.9%	60.0%	5.9
LIQUIDITY AND CAPITAL RESOURCES
Cash From Operating Activities
      Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. We anticipate that cash flow provided by operating activities will be sufficient to service these cash requirements. We believe that existing borrowing availability together with capacity from additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, maintenance capital expenditures and distribution payments by the Trust in the foreseeable future.
      State and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is classified as restricted cash in our consolidated balance sheets. At March 31, 2005 and December 31, 2004, we have $222 million and $200 million, respectively, of such restricted cash.

      In addition, provisions of certain of our secured debt require that cash reserves be maintained. Additional cash reserves are required if aggregate operations of the related hotels fall below a specified level. Additional cash reserves became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq and the worldwide economic downturn. As of March 31, 2005 and December 31, 2004, $162 million and $132 million, respectively, is classified as restricted cash in our consolidated balance sheets related to these required cash reserves. Once aggregate hotel operations meet the specified levels over the required time period, the additional cash reserves, plus accrued interest, will be released to us. The additional cash reserves, which are expected to continue to accrue and remain restricted through September 2005, are not expected to have a material impact on our liquidity.
Cash Used For Investing Activities
      On December 30, 2003, together with Lehman Brothers, we announced the acquisition of all of the outstanding senior debt (approximately $1.3 billion), at a discount, of Le Meridien Hotels and Resorts Ltd. (“Le Meridien”). Our approximate $200 million investment is represented by a high yield junior participation interest. As part of this investment, we entered into an agreement with Lehman Brothers whereby they would negotiate with us on an exclusive basis towards a recapitalization of Le Meridien. The exclusivity period expired in early April 2004. In April 2005, we entered into a non-binding agreement with Lehman Brothers and Starwood Capital Group (“SCG”) whereby we would propose to acquire the Le Meridien brand and related management and franchise business from Le Meridien. We would also enter into management agreements for the 36 owned and leased Le Meridien property portfolio to be acquired by Lehman Brothers and SCG with such hotels continuing to be operated under their current flags. There can be no assurance that definitive transaction agreements will be entered into or a transaction consummated.
      In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $158 million at March 31, 2005. We evaluate these loans for impairment, and at March 31, 2005, believe these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $49 million were outstanding at March 31, 2005, of which $8 million are expected to be funded in 2005 and $32 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $94 million of equity and other potential contributions associated with managed or joint venture properties, $19 million of which is expected to be funded in 2005.
      We participate in programs with unaffiliated lenders in which we may partially guarantee loans made to facilitate third-party ownership of hotels that we manage or franchise. As of March 31, 2005, we were a guarantor for a loan which could reach a maximum of $30 million related to the St. Regis in Monarch Beach, California, which opened in mid-2001. We do not anticipate any funding under the loan guarantee in 2005, as the project is well capitalized. Furthermore, since this property was funded with significant equity and subordinated debt financing, if our loan guarantee was to be called, we could take an equity position in this property at a value significantly below construction costs.
      Additionally, during the second quarter of 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in 2006. In connection with this agreement, we will provide up to $28 million in mezzanine loans and other investments ($14 million of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in our accompanying balance sheet as of March 31, 2005. In addition, we have issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, we would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. We would only be required to perform under the completion guaranty in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. We do not anticipate that we would be required to perform under these guarantees.
      Surety bonds issued on our behalf as of March 31, 2005 totaled $47 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
      To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of March 31, 2005, we had nine management contracts with performance guarantees with possible cash outlays of up to $76 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under the performance guarantees in 2005. In addition, we have agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, we do not believe that any payments under this guaranty will be significant. We do not anticipate losing a significant number of management or franchise contracts in 2005.
      We had the following contractual obligations outstanding as of March 31, 2005 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$4,395	$642	$1,660	$490	$1,603
Capital lease obligations	2	—	—	—	2
Operating lease obligations	1,192	75	141	134	842
Unconditional purchase obligations(1)	144	42	58	27	17
Other long-term obligations	2	2	—	—	—

Total contractual obligations	$5,735	$761	$1,859	$651	$2,464

(1)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.
     We had the following commercial commitments outstanding as of March 31, 2005 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$125	$125	$—	$—	$—
Hotel loan guarantees(1)(2)	67	—	—	37	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$192	$125	$—	$37	$30

(1)	Excludes fair value of guarantees which are reflected in our consolidated balance sheet.

(2)	Excludes a debt service guarantee since no substantial debt has been drawn.
     We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI and residential construction, capital improvements, technology spend and other core business acquisitions and investments and provide for general corporate purposes (including dividend payments) through our credit facilities, through the net proceeds from dispositions, through the assumption of debt, through the issuance of additional equity or debt securities and from cash generated from operations.
      We periodically review our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments and from time to time, attempt to sell these identified properties and assets. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all.
Cash Used for Financing Activities
      The following is a summary of our debt portfolio (including capital leases) as of March 31, 2005:

	Amount
	Outstanding at			Interest Rate at	Average
	March 31, 2005(a)		Interest Terms	March 31, 2005	Maturity

	(Dollars in millions)				(In years)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$525		LIBOR(b) + 1.25%	4.12%	1.3
Revolving Credit Facility	12		CBA + 1.25%	3.95%	1.5
Mortgages and Other	203		Various	5.57%	2.5
Interest Rate Swaps	300			7.35%	—

Total/Average	$1,040			5.33%	1.7

Fixed Rate Debt
Sheraton Holding Public Debt	$1,055	(c)		6.00%	7.7
Senior Notes	1,503	(c)		6.70%	4.7
Convertible Debt	360			3.50%	1.1
Mortgages and Other	739			7.25%	6.0
Interest Rate Swaps	(300)			7.88%	—

Total/Average	$3,357			6.14%	5.5

Total Debt
Total Debt and Average Terms	$4,397			5.95%	4.8

(a)	Excludes approximately $432 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	At March 31, 2005, one-month LIBOR was 2.87%

(c)	Includes approximately $8 million and $7 million at March 31, 2005 of fair value adjustments related to existing and terminated fixed-to-floating interest rate swaps for the Sheraton Holding Public Debt and the Senior Notes, respectively.
     Fiscal 2004 Developments. In August 2004, we completed a $300 million addition to the term loan under our existing Senior Credit Facility. The proceeds were used to repay a portion of the existing revolving credit facility and for general corporate purposes. The Senior Credit Facility now consists of a $1.0 billion revolving loan and a $600 million term loan, each maturing in 2006 with a one year extension option and a current interest rate of LIBOR plus 1.25%. We currently expect to be in compliance with all covenants for the remainder of the Senior Credit Facility term.
      In March 2004, we terminated certain interest rate swap agreements, with a notional amount of $1 billion, under which we paid floating rates and received fixed rates of interest (the “Fair Value Swaps”), resulting in a $33 million cash payment to us. These proceeds were used for general corporate purposes and will result in a decrease to interest expense for the corresponding underlying debt (Sheraton Holding Public Debt and the Senior Notes) through 2007, the final scheduled maturity date of the terminated Fair Value Swaps. In order to adjust our fixed versus floating rate debt position, we immediately entered into two new Fair Value Swaps with an aggregate notional amount of $300 million.
      In May 2001, we sold an aggregate face amount of $572 million Series B zero coupon convertible senior notes (along with $244 million of Series A notes, which were subsequently repurchased in May 2002) due

2021. The Series B convertible notes were convertible when the market price of our Shares exceeds 120% of the then-accreted conversion price of the convertible senior notes. The maximum conversion of notes was approximately 5.8 million Shares. Holders of Series B Convertible Senior Notes put the majority of these notes to us in May 2004 for a purchase price of approximately $311 million, and in December 2004 we purchased the remaining $20 million, leaving a zero balance as of December 31, 2004.
      Other. We have approximately $642 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $863 million at March 31, 2005), available borrowings from international revolving lines of credit (approximately $103 million at March 31, 2005), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, we have a substantial amount of indebtedness and have a working capital deficiency of $149 million at March 31, 2005. There can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.
      We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the three months ending March 31, 2005, the effect of changes in foreign currency exchange rates was a net decrease in debt of approximately $4 million. Our debt balance is also affected by changes in interest rates as a result of our Fair Value Swaps. The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At March 31, 2005, our debt included an increase of approximately $15 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets. At December 31, 2004 our debt included an increase of approximately $29 million related to Fair Value Swap assets.
      If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell additional assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation ownership industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
      On January 7, 2004, Moody’s Investor Services (“Moody’s”) and Standard & Poor’s placed our Ba1 (non-investment grade) and BB+ corporate credit ratings on review/watch for a possible downgrade. The review/watch was prompted by our announcement that we had invested $200 million in Le Meridien’s senior debt and would be in discussions to negotiate the potential recapitalization of Le Meridien. On January 27, 2005, Standard & Poor’s removed our review/watch and affirmed our BB+ rating with a stable outlook. On March 7, 2005, Moody’s removed our review/watch and affirmed our Ba1 rating with a stable outlook. Any downgrading of our credit rating may result in higher borrowing costs on future financings.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our preliminary analysis to date, however, it is possible that we may repatriate some amount up to $500 million, with the respective tax liability of up to $26 million. We expect to be in a position to finalize our assessment by mid-2005.

      During the three months ended March 31, 2005, approximately 28,000 Class B Exchangeable Preferred Shares (“Class B EPS”) were redeemed for approximately $1 million, and approximately 33,000 Class A Exchangeable Preferred Shares (“Class A EPS”) were redeemed for approximately $2 million. At March 31, 2005, approximately 564,000 shares of Class A EPS, 25,000 shares of Class B EPS and 68,000 limited partnership units of the Realty Partnership and Operating Partnership were outstanding.
      A distribution of $0.84 per Share was paid in January 2005 to shareholders of record as of December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      There were no material changes to the information provided in Item 7A in our Joint Annual Report on Form 10-K regarding our market risk.

Item 4.	Controls and Procedures
      Our management conducted an evaluation, under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)–15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive and principal financial officers concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting (as defined in Rules 13(a)–15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      We did not repurchase any Shares during the three months ended March 31, 2005.
      In 1998, the Corporation’s Board of Directors approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Corporation’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares under the Share Repurchase Program. Approximately $296 million of Shares may yet be purchased under the Share Repurchase Program.

Item 5.	Other Information
      The Corporation and Steven J. Heyer entered into an amendment to Mr. Heyer’s employment agreement as of May 4, 2005. The amendment provides that (i) Mr. Heyer’s 2004 bonus would be payable at such time and in such manner as if earned under the Company’s Annual Incentive Plan for Certain Executives, and (ii) the delivery of Shares deliverable upon the vesting of restricted stock units granted to Mr. Heyer will be deferred until six months after the date of the termination of Mr. Heyer’s employment for any reason. A copy of the amendment is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Amendment, dated as of May 4, 2005, to Employment Agreement between the Corporation and Steve J. Heyer(1)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed herewith.
(b) Reports on Form 8-K.
      During the first quarter of 2005, the Company furnished the following Current Report on Form 8-K:

•	February 3, 2005, reporting under Items 2.02 and 9.01 its press release announcing earnings for the fiscal year ended December 31, 2004.

•	February 16, 2005, reporting under Items 1.01, 5.02 and 9.01 the setting of performance goals and payment of awards under executive compensation plans and the retirement of its President and Chief Operating Officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC	STARWOOD HOTELS & RESORTS

By:	/s/ Steven J. Heyer	By:	/s/ Steven J. Heyer

	Steven J. Heyer Chief Executive Officer and Director		Steven J. Heyer Chief Executive Officer and Trustee

By:	/s/ Vasant M. Prabhu	By:	/s/ Vasant M. Prabhu

	Vasant M. Prabhu Executive Vice President and Chief Financial Officer		Vasant M. Prabhu Vice President and Chief Financial and Accounting Officer
Date: May 5, 2005

Index to Exhibits

10.1	Amendment, dated as of May 4, 2005, to Employment Agreement between the Corporation and Steven J. Heyer(1)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed herewith.