Form 10-K
period 2005-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC; STARWOOD HOTELS & RESORTS
filed 2006-03-14
CIK 316206, 48595

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Joint Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number: 1-7959 STARWOOD HOTELS & RESORTS WORLDWIDE, INC. (Exact name of Registrant as specified in its charter)	Commission File Number: 1-6828 STARWOOD HOTELS & RESORTS (Exact name of Registrant as specified in its charter)

Maryland
(State or other jurisdiction
of incorporation or organization)

52-1193298
(I.R.S. employer identification no.)

1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100
(Registrant’s telephone number,
including area code)	Maryland
(State or other jurisdiction
of incorporation or organization)

52-0901263
(I.R.S. employer identification no.)

1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100
(Registrant’s telephone number,
including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share
(“Corporation Share”), of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”), Class B shares of beneficial interest, par value $0.01 per share (“Class B Shares”), of Starwood Hotels & Resorts (the “Trust”), and Preferred Stock Purchase Rights of the Corporation, all of which are attached and trade together as a Share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of June 30, 2005, the aggregate market value of the Registrants’ voting and non-voting common equity (for purposes of this Joint Annual Report only, includes all Shares other than those held by the Registrants’ Directors, Trustees and executive officers) was $12,690,323,010.
     As of February 23, 2006, the Corporation had outstanding 215,835,391 Corporation Shares and the Trust had outstanding 215,835,391 Class B Shares and 103.4664 Class A shares of beneficial interest, par value $0.01 per share (“Class A Shares”).
     For information concerning ownership of Shares, see the Proxy Statement for the Corporation’s Annual Meeting of Stockholders that is currently scheduled for May 2, 2006 (the “Proxy Statement”), which is incorporated by reference under various Items of this Joint Annual Report.
Document Incorporated by Reference:

Document	Where Incorporated

Proxy Statement	Part III (Items 11 and 12)

		Page

PART I
	Forward-Looking Statements	1
Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 2.	Properties	18
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
	Executive Officers of the Registrants	21

PART II
Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	40
Item 9A.	Controls and Procedures	40

PART III
Item 10.	Directors, Trustees and Executive Officers of the Registrants	43
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions	47
Item 14.	Principal Accountant Fees and Services	48

PART IV
Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K	48
EX-10.72
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

      This Joint Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”), and its subsidiary, Starwood Hotels & Resorts, a Maryland real estate investment trust (the “Trust”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), but excluding the Trust; all references to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the “Realty Partnership”); and all references to “we”, “us”, “our”, “Starwood”, or the “Company” refer to the Corporation, the Trust and their respective subsidiaries, collectively. The shares of common stock, par value $0.01 per share, of the Corporation (“Corporation Shares”) and the Class B shares of beneficial interest, par value $0.01 per share, of the Trust (“Class B Shares”) are attached and trade together and may be held or transferred only in units consisting of one Corporation Share and one Class B Share (a “Share”).
PART I
Forward-Looking Statements
      This Joint Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in several places in this Joint Annual Report, including, without limitation, the section of Item 1. Business, captioned “Business Strategy” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements may include statements regarding the intent, belief or current expectations of Starwood, its Directors or Trustees or its officers with respect to the matters discussed in this Joint Annual Report. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements including, without limitation, the risks and uncertainties set forth below. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 1.	Business.
General
      We are one of the world’s largest hotel and leisure companies. We conduct our hotel and leisure business both directly and through our subsidiaries. Our brand names include the following:
      St. Regis Hotels & Resorts (luxury full-service hotels, resorts and residences) are for connoisseurs who desire the finest expressions of luxury. They provide flawless and bespoke service to high-end leisure and business travelers. St. Regis hotels are located in the ultimate locations within the world’s most desired destinations, important emerging markets and yet to be discovered paradises, and they typically have individual design characteristics to capture the distinctive personality of each location.
      The Luxury Collection (luxury full-service hotels and resorts) is a group of unique hotels and resorts offering exceptional service to an elite clientele. From legendary palaces and remote retreats to timeless modern classics, these remarkable hotels and resorts enable the most discerning traveler to collect a world of unique, authentic and enriching experiences that capture the sense of both luxury and place. They are distinguished by magnificent decor, spectacular settings and impeccable service.
      W Hotels (luxury and upscale full service hotels, retreats and residences). W branded properties feature world class design, world class restaurants and “on trend” bars and lounges and its signature WhateverWhenever service standard. It’s a sensory multiplex that not only indulges the senses, it delivers an emotional experience. Whether it’s “behind the scenes” access at Whappenings, or our cutting edge music, lighting and scent programs, W delivers an experience unmatched in the hotel segment.
      Westin Hotels & Resorts (luxury and upscale full-service hotels and resorts) are destinations where guests are understood and feel that this is a place where “I can be at my best.” When guests arrive, they feel the Westin ambience and are welcomed by “hosts” who help them get the most out of their stay. Westin’s

General Managers have inspired all associates to instinctively and thoughtfully respond to guests’ needs on a personal level. Westin’s customized renewal experiences energize guests’ minds, bodies and spirits, making each guest’s stay especially memorable. Guests leave Westin Hotels & Resorts rested, energized, enriched and renewed, feeling much better than they did when they arrived.
      Le Méridien (luxury and upscale full-service hotels and resorts) is a European brand with a French accent. Each of its hotels, whether city, airport or resort has a distinctive character driven by its individuality and the Le Méridien brand values. With its underlying passion for food, art and style and its classic yet stylish design, Le Méridien offers a unique experience at some of the world’s top travel destinations.
      Sheraton Hotels & Resorts (luxury and upscale full-service hotels and resorts) is the Company’s largest brand serving the needs of upscale business and leisure travelers worldwide. We offer the entire spectrum of comfort. From full-service hotels in major cities to luxurious resorts by the water, Sheraton can be found in the most sought-after cities and resort destinations around the world. Every guest at Sheraton hotels and resorts feels a warm and welcoming connection, the feeling you have when you walk into a place and your favorite song is playing — a sense of comfort and belonging. At Sheraton, we help our guests connect to what matters most to them, the office, home and the best spots in town.
      Four Points by Sheraton (moderately priced select-service hotels) delights the self-sufficient traveler with a new kind of comfort, approachable style and spirited, can-do service — all at the honest value our guests deserve. Our guests start their day feeling energized and finish up relaxed and free to enjoy little indulgences that make their time away from home special.
      aloft (moderately priced select-service hotels), a brand introduced in 2005 with the first hotel expected to open in 2007, is a hotel of new heights, an oasis where you least expect it, a spirited neighborhood outpost, a haven at the side of the road. Bringing a cozy harmony of modern elements to the classic American on-the-road tradition, aloft offers a sassy, refreshing, ultra effortless alternative for both the business and leisure traveler. Fresh, fun, and fulfilling, aloft is an experience to be discovered and rediscovered, destination after destination, as you ease on down the road.
      Through our brands, we are well represented in most major markets around the world. Our operations are grouped into two business segments, hotels and vacation ownership and residential operations.
      Our revenue and earnings are derived primarily from hotel operations, which include the operation of our owned hotels; management and other fees earned from hotels we manage pursuant to management contracts; and the receipt of franchise and other fees.
      Our hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. We seek to acquire interests in, or management or franchise rights with respect to properties in this segment. At December 31, 2005, our hotel portfolio included owned, leased, managed and franchised hotels totaling 845 hotels with approximately 258,000 rooms in approximately 100 countries, and is comprised of 130 hotels that we own or lease or in which we have a majority equity interest, 378 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 337 hotels for which we receive franchise fees.
      Our revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling vacation ownership interests (“VOIs”) in the resorts and providing financing to customers who purchase such interests. Generally these resorts are marketed under the brand names described above. At December 31, 2005, we had 19 vacation ownership resorts and residential properties in the United States, Mexico and the Bahamas. Additionally, our revenues and earnings are derived from the development, marketing and selling of residential units at mixed use hotel projects owned by us as well as fees earned from the marketing and selling of residential units at mixed use hotel projects developed by third-party owners of hotels operated under our brands.
      The Trust was organized in 1969, and the Corporation was incorporated in 1980, both under the laws of Maryland. Sheraton Hotels & Resorts and Westin Hotels & Resorts, Starwood’s largest brands, have been serving guests for more than 60 years. Starwood Vacation Ownership (and its predecessor, Vistana, Inc.) has been selling VOIs for more than 20 years.
      Our principal executive offices are located at 1111 Westchester Avenue, White Plains, New York 10604, and our telephone number is (914) 640-8100.
      For a discussion of our revenues, profits, assets and geographical segments, see the notes to financial statements of this Joint Annual Report. For additional information concerning our business, see Item 2. Properties, of this Joint Annual Report.
Competitive Strengths
      Management believes that the following factors contribute to our position as a leader in the lodging and vacation ownership industry and provide a foundation for the Company’s business strategy:
      Brand Strength. We have assumed a leadership position in markets worldwide based on our superior global distribution, coupled with strong brands and brand recognition. Our upscale and luxury brands continue to capture market share from our competitors by aggressively cultivating new customers while maintaining loyalty among the world’s most active travelers. The strength of our brands is evidenced, in part, by the superior ratings received from our hotel guests and from industry publications. In 2005 we had 35 of our hotels on the Condé Nast Traveler’s 2005 Readers Choice Awards List, including three hotels on their “Top 100 Best Hotels in the World.”
      Frequent Guest Program. Our loyalty program, Starwood Preferred Guest® (“SPG”), has over 27 million members and since its inception in 1999, has been awarded the Hotel Program of the Year six times by consumers via the prestigious Freddie Awards. SPG has also received top honors for awards for Best Customer Service, Best Elite-Level Program, Best Award and Best Redemption. SPG, which was the first loyalty program in the hotel industry with a policy of no blackout dates and no capacity controls, enables members to redeem stays when they want and where they want. SPG yields repeat guest business primarily by rewarding customers with points towards free hotel stays and other rewards, or airline miles with any of the participating 33 airline programs.
      Significant Presence in Top Markets. Our luxury and upscale hotel and resort assets are well positioned throughout the world. These assets are primarily located in major cities and resort areas that management believes have historically demonstrated a strong breadth, depth and growing demand for luxury and upscale hotels and resorts, in which the supply of sites suitable for hotel development has been limited and in which development of such sites is relatively expensive.
      Premier and Distinctive Properties. We control a distinguished and diversified group of hotel properties throughout the world, including the St. Regis in New York, New York; The Phoenician in Scottsdale, Arizona; the Hotel Gritti Palace in Venice, Italy; the St. Regis in Beijing, China; and the Westin Palace in Madrid, Spain. These are among the leading hotels in the industry and are at the forefront of providing the highest quality and service. Our properties are consistently recognized as the best of the best by readers of Condé Nast Traveler, who are among the world’s most sophisticated and discerning group of travelers. The January 2006 issue of the Condé Nast Traveler Magazine included 45 Starwood properties among its prestigious Gold List and Gold List Reserve, including the Sheraton Laguna in the Best by Design category.
      Scale. As one of the largest hotel and leisure companies focusing on the luxury and upscale full-service lodging market, we have the scale to support our core marketing and reservation functions. We also believe that our scale will contribute to lower our cost of operations through purchasing economies areas such as insurance, energy, telecommunications, technology, employee benefits, food and beverage, furniture, fixtures and equipment and operating supplies.
      Diversification of Cash Flow and Assets. Management believes that the diversity of our brands, market segments served, revenue sources and geographic locations provides a broad base from which to enhance revenue and profits and to strengthen our global brands. This diversity limits our exposure to any particular lodging or vacation ownership asset, brand or geographic region.

      While we focus on the luxury and upscale portion of the full-service lodging, vacation ownership and residential markets, our brands cater to a diverse group of sub-markets within this market. For example, the St. Regis hotels cater to high-end hotel and resort clientele while Four Points by Sheraton hotels deliver extensive amenities and services at more affordable rates. The newly announced aloft brand will provide a youthful alternative to the “commodity lodging” of currently existing brands in the select-service market segment.
      We derive our cash flow from multiple sources within our hotel and vacation ownership and residential segments, including owned hotels activity and management and franchise fees, and are geographically diverse with operations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2005:

	Number of
	Properties	Rooms

Owned hotels(a)	130	47,000
Managed and unconsolidated joint venture hotels	378	121,000
Franchised hotels	337	90,000
Vacation ownership resorts and residential properties	19	6,000

Total properties	864	264,000

(a) Includes wholly owned, majority owned and leased hotels.

	Number of
	Properties	Rooms

North America	431	149,000
Europe, Africa and the Middle East	259	64,000
Latin America	55	12,000
Asia Pacific	119	39,000

Total	864	264,000

Business Segment and Geographical Information
      Incorporated by reference in Note 23. Business Segment and Geographical Information, in the notes to financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
Business Strategy
      We recently announced a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. In furtherance of this strategy, we have sold and entered into agreements to sell hotels, including the agreement to sell 38 properties to Host Marriott Corporation (“Host” or “Host Marriott”) for approximately $4.1 billion (based on the closing price of Host’s stock immediately prior to the announcement of the transaction). As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements; acquiring and developing vacation ownership resorts and selling VOIs; and holding real estate assets where there is a strategic rationale for doing so which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global assets, broad customer base and other resources and by taking advantage of our scale to reduce costs. The uncertainty relating to political and economic environments around the world and their consequent impact on travel in their respective regions and the rest of the world, make financial planning and implementation of our strategy more challenging.

      Growth Opportunities. Management has identified several growth opportunities with a goal of enhancing our operating performance and profitability, including:

•	Continuing to build our brands to appeal to upscale business travelers and other customers seeking full-service hotels in major markets by establishing emotional connections to our brands by offering signature experiences at our properties such as by placing Bliss® Spas, Remedesm Spas and their branded amenities and upscale restaurants in certain of our branded hotels and by continuing our tradition of innovation started with the Heavenly Bed® and Heavenly Bath®, the Sheraton Sweet Sleepersm Bed, the Sheraton Service Promisesm and the Four Points by Sheraton Four Comfort Bedsm and with such ideas as Westin being the first major brand to go “smoke-free” in North America;

•	Renovating, upgrading and expanding our branded hotels to further our strategy of strengthening brand identity;

•	Continuing to expand our role as a third-party manager of hotels and resorts. This allows us to expand the presence of our lodging brands and gain additional cash flow generally with modest capital commitment;

•	Franchising the Sheraton, Westin, Four Points by Sheraton, Luxury Collection, Le Méridien and aloft brands to selected third-party operators and licensing the Sheraton, Westin, W and St. Regis brand names to selected third parties in connection with luxury residential condominiums, thereby expanding our market presence, enhancing the exposure of our hotel brands and providing additional income through franchise and license fees;

•	Expanding our internet presence and sales capabilities to increase revenue and improve customer service;

•	Continuing to grow our frequent guest program, thereby increasing occupancy rates while providing our customers with benefits based upon loyalty to our hotels and vacation ownership resorts;

•	Enhancing our marketing efforts by integrating our proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

•	Optimizing use of our real estate assets to improve ancillary revenue, such as residential sales and restaurant, beverage and parking revenue from our hotels and resorts;

•	Establishing relationships with third parties to enable us to provide attractive restaurants and other amenities at our branded properties;

•	Developing additional vacation ownership resorts and leveraging our hotel real estate assets where possible through VOI construction and residential sales;

•	Leveraging the Bliss and Remede product lines and distribution channels; and

•	Increasing operating efficiencies through increased use of technology.
      We intend to explore opportunities to expand and diversify our hotel portfolio through internal development, minority investments and selective acquisitions of properties domestically and internationally that meet some or all of the following criteria:

•	Luxury and upscale hotels and resorts in major metropolitan areas and business centers;

•	Development of an “extended stay” product by Westin;

•	Hotels or brands which would enable us to provide a wider range of amenities and services to customers or provide attractive geographic distribution;

•	Major tourist hotels, destination resorts or conference centers that have favorable demographic trends and are located in markets with significant barriers to entry or with major room demand generators such as office or retail complexes, airports, tourist attractions or universities;

•	Undervalued hotels whose performance can be increased by re-branding to one of our hotel brands, the introduction of better and more efficient management techniques and practices and/or the injection of capital for renovating, expanding or repositioning the property; and

•	Portfolios of hotels or hotel companies that exhibit some or all of the criteria listed above, where the purchase of several hotels in one transaction enables us to obtain favorable pricing or obtain attractive assets that would otherwise not be available or realize cost reductions on operating the hotels by incorporating them into the Starwood system.
      We may also selectively choose to develop and construct desirable hotels and resorts to help us meet our strategic goals, such as the St. Regis Museum Tower Hotel in San Francisco, California which opened in November 2005 with 260 hotel rooms and 102 residential condominiums, and we are building a Sheraton prototype in Rockville, Maryland.
      Furthermore, we have developed plans along with third party developers for flexible new-build Sheraton and Westin prototypes, with the intent of expanding these brands into tertiary markets.
Competition
      The hotel industry is highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price, the ability to earn and redeem loyalty program points and other factors. Management believes that we compete favorably in these areas. Our properties compete with other hotels and resorts in their geographic markets, including facilities owned by local interests and facilities owned by national and international chains. Our principal competitors include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands.
      We encounter strong competition as a hotel, residential, resort and vacation ownership operator and developer. While some of our competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners and develop and sell VOIs, under a variety of brands that compete directly with our brands. In addition, hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met. Our timeshare and residential business depends on our ability to obtain land for development of our timeshare and residential products and to utilize land already owned by us but used in hotel operations. Changes in the general availability of suitable land or the cost of acquiring such land could adversely impact the profitability of our timeshare and residential business.
Environmental Matters
      We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws require abatement or removal of certain asbestos-containing materials (“ACMs”) (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of our hotels) in the event of damage or demolition, or certain renovations or remodeling. These laws also govern emissions of and exposure to asbestos fibers in the air. Environmental Laws also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. A number of our hotels have underground storage tanks (“USTs”) and equipment containing chlorofluorocarbons (“CFCs”); the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.
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
      Although we have incurred and expect to incur remediation and various environmental-related costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on the operations or financial condition of the Company.
Seasonality and Diversification
      The hotel industry is seasonal in nature; however, the periods during which our properties experience higher revenue activities vary from property to property and depend principally upon location. Generally, our revenues and operating income have been lower in the first quarter than in the second, third or fourth quarters.
Comparability of Owned Hotel Results
      We continually update and renovate our owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact our revenues and operating income. Other events, such as the occurrence of natural disasters, may cause a full or partial closure of a hotel, and such events can negatively impact our revenues and operating income.
Regulation and Licensing of Gaming Facilities
      The Company has an interest in the gaming operations of the Aladdin Resort and Casino in Las Vegas, Nevada and the Company and certain of its affiliates and officers have obtained from the Nevada Gaming Authorities (herein defined) the various registrations, approvals, permits and licenses required to engage in these gaming activities in Nevada. The casino gaming licenses are not transferable and must be renewed periodically by the payment of various gaming license fees and taxes. The gaming authorities may deny an application for licensing for any cause which they deem reasonable and may find an officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company in which case all relationships with such person would be required to be severed. In addition, the gaming authorities may require the Company to terminate the employment of any person who refuses to file the appropriate applications or disclosures.
      The ownership and/or operation of casino gaming facilities in the United States where permitted are subject to federal, state and local regulations which under federal law, govern, among other things, the ownership, possession, manufacture, distribution and transportation in interstate commerce of gaming devices, and the recording and reporting of currency transactions, respectively. The Company’s Nevada casino gaming operations are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”), and the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”) and the Nevada State Gaming Control Board (the “Nevada Board”), as well as certain county government agencies (collectively referred to as the “Nevada Gaming Authorities”).
      If it were determined that applicable laws or regulations were violated, the gaming licenses, registrations and approvals held by the Company and its affiliates and officers could be limited, conditioned, suspended or revoked and the Company and the persons involved could be subject to substantial fines for each separate violation. Furthermore, a supervisor could be appointed by the Nevada Commission to operate the gaming property and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental value of the affected gaming property) could be forfeited to the State of Nevada. Any suspension or revocation of the licenses, registrations or approvals, or the appointment of a supervisor, would not have a material adverse effect on the Company given the limited nature and extent of the investment by the Company in casino gaming.
      The Company is also required to submit certain financial and operating reports to the Nevada Commission. Further, certain loans, leases, sales of securities and similar financing transactions by the Company must be reported to or approved by the Nevada Commission. The Company has a Nevada “shelf” approval for certain public offerings, which expires in August 2006 and which the Company will seek to renew.
      The Nevada Gaming Authorities may investigate and require a finding of suitability of any holder of any class of the Company’s voting securities at any time. Nevada law requires any person who acquires more than 5 percent of any class of the Company’s voting securities to report the acquisition to the Nevada Commission and such person may be investigated and found suitable or unsuitable. Any person who becomes a beneficial owner of more than 10 percent of any class of the Company’s voting securities must apply for finding of suitability by the Nevada Commission within 30 days after the Nevada Board Chairman mails a written notice requiring such filing. The applicant must pay the costs and fees incurred by the Nevada Board in connection with the investigation.
      Under certain circumstances, an “institutional investor,” as defined by the Nevada Act, that acquires more than 10 percent but no more than 15 percent of the Company’s voting securities may apply to the Nevada Commission for a waiver of such finding of shareholder suitability requirements if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as a institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of either the Board of Directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations or any of the Company’s casino gaming operations, or any other action which the Nevada Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. The Nevada Commission also may in its discretion require the holder of any debt security of a registered company to file an application, be investigated and be found suitable to own such debt security.
      Any beneficial owner of the Company’s voting securities who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board may be found unsuitable. Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of the Company’s debt or equity voting securities beyond such periods or periods of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. The Company could be subject to disciplinary action if, without prior approval of the Nevada Commission, and after receipt of notice that a person is unsuitable to be an equity or debt security holder or to have any other relationship with the Company, either (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or, (v) fails to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities for cash at fair market value.
      Regulations of the Nevada Commission provide that control of a registered publicly traded corporation cannot be changed through merger, consolidation, acquisition or assets, management or consulting agreements, or any form of takeover without the prior approval of the Nevada Commission. Persons seeking approval to control a registered publicly traded corporation must satisfy the Nevada Commission as to a variety of stringent standards prior to assuming control of such corporation. The failure of a person to obtain such approval prior to assuming control over the registered publicly traded corporation may constitute grounds for finding such person unsuitable.

      Regulations of the Nevada Commission also prohibit certain repurchases of securities by registered publicly traded corporations without the prior approval of the Nevada Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of more than 3 percent of the outstanding securities of the registered publicly traded corporation. The regulations of the Nevada Commission also require approval for a “plan of recapitalization.” Generally a plan of recapitalization is a plan proposed by the management of a registered publicly traded corporation that contains recommended action in response to a proposed corporate acquisition opposed by management of the corporation if such acquisition would require the prior approval of the Nevada Commission.
      Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively “Licensees”), and who proposes to become involved in a gaming operation outside the State of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of the Licensees’ participation in such foreign gaming. The revolving fund is subject to an increase or decrease in the discretion of the Nevada Commission. Once such revolving fund is established, the Licensees may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Commission provided (i) such activities are lawful in the jurisdiction where they are to be conducted; and (ii) the Licensees comply with certain reporting requirements imposed by the Nevada Act. Licensees are subject to disciplinary action by the Nevada Commission if they (i) knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation; (ii) fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations; (iii) engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or, (iv) employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability. The Company owns and/or operates through various affiliates gaming operations at the Sheraton Lima Hotel and Towers in Lima, Peru, the Sheraton Stockholm Hotel and Towers in Sweden, as well as the Sheraton Cairo Hotel, Towers & Casino and the Sheraton Heliopolis Hotel, Towers & Casino in Gaza, Egypt and Cairo, Egypt, respectively.
Employees
      At December 31, 2005, we employed approximately 145,000 employees at our corporate offices, owned and managed hotels and vacation ownership resorts, of whom approximately 46% were employed in the United States. At December 31, 2005, approximately 31% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are good.
Where you can find more information
      We file annual, quarterly and special reports, proxy statements and other information with the Securities & Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwoodhotels.com/corporate/investor relations.html as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling Alisa Rosenberg, Vice President, Investor Relations at (914) 640-5214.

Item 1A.     Risk Factors.
Risks Relating to Hotel, Resort, Vacation Ownership and Residential Operations
      We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership and Residential Industries. Operating risks common to the hotel and vacation ownership industries include:

•	changes in general economic conditions, including the prospects for improved performance in other parts of the world;

•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•	domestic and international political and geopolitical conditions;

•	travelers’ fears of exposures to contagious diseases;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	the impact of internet intermediaries on pricing and our increasing reliance on technology;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•	changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	disputes with owners of properties, franchisees and homeowner associations which may result in litigation;

•	the availability of capital to allow us and potential hotel owners and franchisees to fund construction, renovations and investments;

•	foreign exchange fluctuations;

•	the financial condition of third-party property owners, project developers and franchisees, which may impact our ability to recover indemnity payments that may be owed to us and their ability to fund amounts required under development, management and franchise agreements and in most cases our recourse is limited to the equity value said party has in the property; and

•	the financial condition of the airline industry and the impact on air travel.
      We are also impacted by our relationships with owners and franchisees. Our hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace us if certain financial or performance criteria are not met and in certain cases, upon a sale of the property. Our ability to meet these financial and performance criteria is subject to, among other things, the risks described in this section. Additionally, our operating results would be adversely affected if we could not maintain existing management, franchise or representation agreements or obtain new agreements on as favorable terms as the existing agreements.
      General Economic Conditions May Negatively Impact Our Results. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in one or more geographic regions may result in fewer and/or less qualified applicants for job openings in our facilities. Higher wages, related labor costs and the increasing cost trends in the insurance markets may negatively impact our results as wages, related labor costs and insurance premiums increase.

      We Must Compete for Customers. The hotel and vacation ownership industries are highly competitive. Our properties compete for customers with other hotel and resort properties, and, with respect to our vacation ownership resorts and residential projects, with owners reselling their VOIs, including fractional ownership, or apartments. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.
      We Must Compete for Management and Franchise Agreements. We compete with other hotel companies for management and franchise agreements. As a result, the terms of such agreements may not be as favorable as our current agreements. In connection with entering into management or franchise agreements, we may be required to make investments in or guarantee the obligations of third parties or guarantee minimum income to third parties.
      Any Failure to Protect our Trademarks Could Have a Negative Impact on the Value of our Brand Names and Adversely Affect our Business. We believe our trademarks are an important component of our business. We rely on trademark laws to protect our proprietary rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brand in both domestic and international markets. Monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. From time to time, we apply to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.
      Significant Owners of Our Properties May Concentrate Risks. Generally there has not been a concentration of ownership of hotels operated under our brands by any single owner. Following the acquisition of the Le Méridien brand business and the consummation of the transaction with Host Marriott, single ownership groups will own significant numbers of hotels operated by us. While the risks associated with such ownership are no different than exist generally (i.e., the financial position of the owner, the overall state of the relationship with the owner and their participation in optional programs and the impact on cost efficiencies if they choose not to participate), they are more concentrated.
      The Hotel Industry Is Seasonal in Nature. The hotel industry is seasonal in nature; however, the periods during which we experience higher revenue vary from property to property and depend principally upon location. Our revenue historically has been lower in the first quarter than in the second, third or fourth quarters.
      Third Party Internet Reservation Channels May Negatively Impact our Bookings. Some of our hotel rooms are booked through third party internet travel intermediaries such as Travelocity.com®, Expedia.com® and Priceline.com®. As the percentage of internet bookings increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to our lodging brands. Although we expect to derive most of our business from traditional channels and our websites, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.
      We Place Significant Reliance on Technology. The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of our customer loyalty program, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.
      Our Businesses Are Capital Intensive. For our owned, managed and franchised properties to remain attractive and competitive, the property owners and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent the property owners and we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. In addition, to continue growing our vacation ownership business and residential projects, we need to spend money to develop new units. Accordingly, our financial results may be sensitive to the cost and availability of funds and the carrying cost of VOI and residential inventory.
      Real Estate Investments Are Subject to Numerous Risks. We are subject to the risks that generally relate to investments in real property because we own and lease hotels and resorts. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments are difficult to sell quickly and we may not be able to adjust our portfolio of owned properties quickly in response to economic or other conditions. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.
      Hotel and Resort Development Is Subject to Timing, Budgeting and Other Risks. We intend to develop hotel and resort properties, including VOIs and residential components of hotel properties, as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation;

•	ability to raise capital; and

•	governmental restrictions on the nature or size of a project or timing of completion.
      We cannot assure you that any development project will be completed on time or within budget.
      Environmental Regulations. Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead or asbestos containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property.
      International Operations Are Subject to Special Political and Monetary Risks. We have significant international operations which as of December 31, 2005 included 259 owned, managed or franchised properties in Europe, Africa and the Middle East (including 27 properties with majority ownership); 55 owned, managed or franchised properties in Latin America (including 13 properties with majority ownership); and 119 owned, managed or franchised properties in the Asia Pacific region (including 4 properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the risk of war, terrorism, civil unrest, expropriation and nationalization as well as the impact in cases in which there are inconsistencies between U.S. law and the laws of an international jurisdiction. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the 12 properties we owned as of December 31, 2005, our international properties are geographically diversified and are not concentrated in any particular region.
Risks Relating to Operations in Syria
      During fiscal 2005, Starwood subsidiaries generated approximately $1 million of revenue from management and other fees from hotels located in Syria, a country that the United States has identified as a state sponsor of terrorism. This amount constitutes significantly less than 1% of our worldwide annual revenues. The United States does not prohibit U.S. investments in, or the exportation of services to, Syria, and our activities in that country are in full compliance with U.S. and local law. However, the United States has imposed limited sanctions as a result of Syria’s support for terrorist groups and its interference with Lebanon’s sovereignty, including a prohibition on the exportation of U.S.-origin goods to Syria and the operation of government-owned Syrian air carriers in the United States except in limited circumstances. However, the United States may impose further sanctions against Syria at any time for foreign policy reasons. If so, our activities in Syria may be adversely affected, depending on the nature of any further sanctions that might be imposed. In addition, our activities in Syria may reduce demand for our stock among certain investors.
Debt Financing
      As a result of our debt obligations, we are subject to: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest and (ii) interest rate risk. Although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancings will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us; (ii) a substantial decrease in operating cash flow or a substantial increase in our expenses could make it difficult for us to meet our debt service requirements and force us to sell assets and/or modify our operations; and (iii) our higher level of debt and resulting interest expense may place us at a competitive disadvantage with respect to certain competitors with lower amounts of indebtedness and/or higher credit ratings.
Risks Relating to So-Called Acts of God, Terrorist Activity and War
      Our financial and operating performance may be adversely affected by so-called acts of God, such as natural disasters, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results.
Some Potential Losses are Not Covered by Insurance
      We carry insurance coverage for general liability, property, business interruption and other risks with respect to our owned and leased properties and we make available insurance programs for owners of properties we manage and franchise. These policies offer coverage features and insured limits that we believe are usual and customary for our industry. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we can receive. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, debris removal, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our property policies also provide that for the coverage of critical earthquake (California and Mexico) and flood, all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the annual aggregate limits and sub-limits contained in our policies have been exceeded and any such claims will also be combined with the claims of owners of managed hotels that participate in our insurance program for the same purpose. Therefore, if insurable events occur that affect more than one of our owned hotels and/or managed hotels owned by third parties that participate in our insurance program, the claims from each affected hotel will be added together to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached and if the limits or sub-limits are exceeded each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. In addition, under those circumstances, claims by third party owners will reduce the coverage available for our owned and leased properties.
      In addition, there are also other risks including but not limited to war, certain forms of terrorism such as nuclear, biological or chemical terrorism, political risks, some environmental hazards and/or acts of God that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.
      We may also encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel or resort, as well as the anticipated future revenue from the hotel or resort. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.
Acquisitions/Dispositions
      We intend to make acquisitions that complement our business. There can be no assurance, however, that we will be able to identify acquisition candidates or complete acquisitions on commercially reasonable terms or at all. If acquisitions are made, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

      We periodically review our business to identify properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments and from time to time, may attempt to sell these identified properties and assets. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all. On November 14, 2005, we entered into an agreement under which Host Marriott Corporation will acquire 38 properties from us in a stock and cash transaction valued at approximately $4.1 billion (based on the closing price of Host Marriott common stock immediately prior to the November 14, 2005 announcement date). As part of the agreement, we will generally continue to manage the properties under their current brands for up to 40 years. If the Host Marriott transaction or other dispositions are made, there can be no assurance that any anticipated benefits will actually be realized.
Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk
      In addition to acquiring or developing hotels and resorts directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Although we generally seek to maintain sufficient control of any joint venture, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.
Our Vacation Ownership Business is Subject to Extensive Regulation and Risk of Default
      We market and sell VOIs, which typically entitle the buyer to ownership of a fully-furnished resort unit for a one-week period (or in the case of fractional ownership interests, generally for three or more weeks) on either an annual or an alternate-year basis. We also acquire, develop and operate vacation ownership resorts, and provide financing to purchasers of VOIs as well as market and sell residential units. These activities are all subject to extensive regulation by the federal government and the states in which vacation ownership resorts are located and in which VOIs are marketed and sold including regulation of our telemarketing activities under state and federal “Do Not Call” laws. In addition, the laws of most states in which we sell VOIs grant the purchaser the right to rescind the purchase contract at any time within a statutory rescission period. Although we believe that we are in material compliance with all applicable federal, state, local and foreign laws and regulations to which vacation ownership marketing, sales and operations are currently subject, changes in these requirements or a determination by a regulatory authority that we were not in compliance, could adversely affect us. In particular, increased regulations of telemarketing activities could adversely impact the marketing of our VOIs.
      We bear the risk of defaults under purchaser mortgages on VOIs. If a VOI purchaser defaults on the mortgage during the early part of the loan amortization period, we will not have recovered the marketing, selling (other than commissions in certain events), and general and administrative costs associated with such VOI, and such costs will be incurred again in connection with the resale of the repossessed VOI. Accordingly, there is no assurance that the sales price will be fully or partially recovered from a defaulting purchaser or, in the event of such defaults, that our allowance for losses will be adequate.
Recent Privacy Initiatives
      We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) may result in fines or restrictions on our use or transfer of data.
Ability to Manage Growth
      Our future success and our ability to manage future growth depend in large part upon the efforts of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. Since January 2004, we have experienced significant changes in our senior management, including executive officers (See Item 10. “Directors, Trustees and Executive Officers of the Registrant” of this Joint Annual Report). There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our growth and operating strategies. In addition, we recently announced a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business, and there can be no assurance that our new strategy will be successful.
Tax Risks
      Failure of the Trust to Qualify as a REIT Would Increase Our Tax Liability. Qualifying as a real estate investment trust (a “REIT”) requires compliance with highly technical and complex tax provisions that courts and administrative agencies have interpreted only to a limited degree. Due to the complexities of our ownership, structure and operations, the Trust is more likely than are other REITs to face interpretative issues for which there are no clear answers. Also, facts and circumstances that we do not control may affect the Trust’s ability to qualify as a REIT. The Trust believes that since the taxable year ended December 31, 1995, it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. The Trust intends to continue to operate so it qualifies as a REIT. However, the Trust cannot assure you that it will continue to qualify as a REIT. If the Trust fails to qualify as a REIT for any prior tax year, the Trust would be liable to pay a significant amount of taxes for those years. Similarly, if the Trust fails to qualify as a REIT in the future, our liability for taxes would increase. In connection with the transaction with Host Marriott, the Trust will no longer be owned by us and we will no longer be subject to this risk for actions following the closing.
      Additional Legislation Could Eliminate or Reduce Certain Benefits of Our Structure. On January 6, 1999, we consummated a reorganization (the “Reorganization”) pursuant to an Agreement and Plan of Restructuring dated as of September 16, 1998, as amended, among the Corporation, ST Acquisition Trust, a wholly owned subsidiary of the Corporation, and the Trust. Pursuant to the Reorganization, the Trust became a subsidiary of the Corporation, which, directly, as well as indirectly through a wholly-owned subsidiary, holds all the outstanding Class A shares of beneficial interest, par value $0.01 per share, of the Trust. The Reorganization was proposed in response to the Internal Revenue Service Restructuring and Reform Act of 1998 (“H.R. 2676”), which made it difficult for us to acquire and operate additional hotels while still maintaining our former status as a “grandfathered paired share real estate investment trust.” While we believe that the Reorganization was the best alternative in light of H.R. 2676 and that our current structure does not raise the same concerns that led Congress to enact such legislation, no assurance can be given that additional legislation, regulations or administrative interpretations will not be adopted that would eliminate or reduce certain benefits of the Reorganization and could have a material adverse effect on our results of operations, financial condition and prospects.
      As part of the Jobs and Growth Tax Relief Reconciliation Act of 2003, the tax rates on corporate dividends to shareholders were decreased to 15 and 5 percent, depending on the shareholders’ individual tax brackets. However, dividends paid by a REIT are generally not eligible for the reduced dividend tax rate. REIT dividends largely represent rents and other income that are passed through to shareholders as dividends deductible to the REIT, rather than corporate earnings subject to the corporate income tax.

      We undertake global tax planning in the normal course of business. These activities may be subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some matters could be resolved adversely to us. In connection with the transaction with Host Marriott, the Trust will no longer be owned by us and we will no longer be subject to this risk on an ongoing basis.
      Evolving government regulation could impose taxes or other burdens on our business. We rely upon generally available interpretations of tax laws and other types of laws and regulations in the countries and locales in which we operate. We cannot be sure that these interpretations are accurate or that the responsible taxing or other governmental authority is in agreement with our views. The imposition of additional taxes or causing us to change the way we conduct our business could cause us to have to pay taxes that we currently do not collect or pay or increase the costs of our services or increase our costs of operations.
      Our current business practice with our internet reservation channels is that the intermediary collects hotel occupancy tax from its customer based on the price that the intermediary paid us for the hotel room. We then remit these taxes to the various tax authorities. Several jurisdictions have stated that they may take the position that the tax is also applicable to the intermediaries’ gross profit on these hotel transactions. If jurisdictions take this position, they should seek the additional tax payments from the intermediary; however, it is possible that they may seek to collect the additional tax payment from us and we would not be able to collect these taxes from the customers. To the extent that any tax authority succeeds in asserting that the hotel occupancy tax applies to the gross profit on these transactions, we believe that any additional tax would be the responsibility of the intermediary. However, it is possible that we might have additional tax exposure. In such event, such actions could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Ownership of Our Shares
      No Person or Group May Own More Than 8% of Our Shares. Our governing documents provide (subject to certain exceptions) that no one person or group may own or be deemed to own more than 8% of our outstanding stock or Shares of beneficial interest, whether measured by vote, value or number of Shares. There is an exception for shareholders who owned more than 8% as of February 1, 1995, who may not own or be deemed to own more than the lesser of 9.9% or the percentage of Shares they held on that date, provided, that if the percentage of Shares beneficially owned by such a holder decreases after February 1, 1995, such a holder may not own or be deemed to own more than the greater of 8% or the percentage owned after giving effect to the decrease. We may waive this limitation if we are satisfied that such ownership will not jeopardize the Trust’s status as a REIT. In addition, if Shares which would cause the Trust to be beneficially owned by fewer than 100 persons are issued or transferred to any person, such issuance or transfer shall be null and void. This ownership limit may have the effect of precluding a change in control of us by a third party without the consent of our Board of Directors, even if such change in control would otherwise give the holders of Shares or other of our equity securities the opportunity to realize a premium over then-prevailing market prices, and even if such change in control would not reasonably jeopardize the status of the Trust as a REIT. In connection with the transaction with Host Marriott, the Trust will no longer be owned by us and we are considering submitting an amendment to our certificate of incorporation to eliminate this restriction at the next Annual Meeting of Stockholders.
      Our Board of Directors May Issue Preferred Stock and Establish the Preferences and Rights of Such Preferred Stock. Our charter provides that the total number of shares of stock of all classes which the Corporation has authority to issue is 1,350,000,000, initially consisting of one billion shares of common stock, 50 million shares of excess common stock, 200 million shares of preferred stock and 100 million shares of excess preferred stock. Our Board of Directors has the authority, without a vote of shareholders, to establish the preferences and rights of any preferred or other class or series of shares to be issued and to issue such shares. The issuance of preferred shares or other shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of our shareholders. Since our Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, our Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of our shares.

      Our Board of Directors May Implement Anti-Takeover Devices and our Charter and By-Laws Contain Provisions which May Prevent Takeovers. Certain provisions of Maryland law permit our Board of Directors, without stockholder approval, to implement possible takeover defenses that are not currently in place, such as a classified board. In addition, our charter contains provisions relating to restrictions on transferability of the Corporation Shares, which provisions may be amended only by the affirmative vote of our shareholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, our Bylaws provide that directors have the exclusive right to amend our Bylaws.
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
      Changes in Stock Option Accounting Rules May Adversely Impact Our Reported Operating Results Prepared in Accordance with Generally Accepted Accounting Principles, Our Stock Price and Our Competitiveness in the Employee Marketplace. We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce. Through December 31, 2005, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allowed companies the choice of either using a fair value method of accounting for options, which would have resulted in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on net income of using the fair value recognition method. Through December 31, 2005, we elected to apply APB No. 25 and accordingly, we did not recognize any expense with respect to employee stock options as long as such options were granted at exercise prices equal to the fair value of our common stock on the date of grant.
      In the fourth quarter of 2004, the Financial Accounting Standards Board (“FASB”) concluded that SFAS No. 123R, “Share-Based Payment,” will be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB later deferred the effective date to annual periods beginning after December 15, 2005. Under SFAS No. 123R, companies must measure compensation cost for all share-based payments, including employee stock options, using a fair value based method and these payments must be recognized as expenses in our statements of operations. The implementation of SFAS No. 123R beginning in the first quarter of 2006 may have an adverse impact on our consolidated statement of operations because we are required to expense the fair value of our stock options rather than disclosing the impact on results of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123 (see Note 1 of the Notes to Consolidated Financial Statements). This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could negatively impact our ability to utilize employee stock plans to recruit and retain employees and could result in a competitive disadvantage to us in the employee marketplace.

Item 2.	Properties.
      We are one of the largest hotel and leisure companies in the world, with operations in approximately 100 countries. We consider our hotels and resorts, including vacation ownership resorts (together “Resorts”), generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence arising from age and condition of facilities can adversely affect our Resorts, Starwood and third-party owners of managed and franchised Resorts expend substantial funds to renovate and maintain their facilities in order to remain competitive. For further information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Joint Annual Report.
      Our hotel business included 845 owned, managed or franchised hotels with approximately 258,000 rooms and our vacation ownership business included 19 vacation ownership resorts and residential properties at December 31, 2005, predominantly under seven brands. All brands (other than the Four Points by Sheraton and the newly announced aloft brands) represent full-service properties that range in amenities from luxury hotels and resorts to more moderately priced hotels. We also lease three stand-alone Bliss Spas, two in New York, New York and one in London, England and have opened three Bliss Spas in W Hotels. In addition, we have opened three Remedé Spas in St. Regis hotels.
      The following table reflects our hotel and vacation ownership properties, by brand:

	Hotels		VOI and Residential

	Properties	Rooms	Properties	Rooms

St. Regis and Luxury Collection	53	8,000	2	—
Sheraton	389	134,000	6	4,000
Westin	121	51,000	7	2,000
W	20	6,000	—	—
Four Points	127	22,000	—	—
Le Méridien	122	32,000	—	—
Independent/Other	13	5,000	4	—

Total	845	258,000	19	6,000

Hotel Business
      Owned, Leased and Consolidated Joint Venture Hotels. The following table summarizes revenue per available room (“REVPAR”)(1), average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for our 119 owned, leased and consolidated joint venture hotels (excluding 12 hotels sold or closed and 11 hotels undergoing significant repositionings or without comparable results in 2005 and 2004) (“Same-Store Owned Hotels”) for the years ended December 31, 2005 and 2004:

	Year Ended
	December 31,

	2005	2004	Variance

Worldwide (119 hotels with approximately 44,000 rooms)
REVPAR	$123.14	$111.01	10.9%
ADR	$174.70	$162.50	7.5%
Occupancy	70.5%	68.3%	2.2
North America (78 hotels with approximately 32,000 rooms)
REVPAR	$123.02	$110.13	11.7%
ADR	$170.93	$156.62	9.1%
Occupancy	72.0%	70.3%	1.7
International (41 hotels with approximately 12,000 rooms)
REVPAR	$123.48	$113.48	8.8%
ADR	$186.30	$181.21	2.8%
Occupancy	66.3%	62.6%	3.7

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

     During the years ended December 31, 2005 and 2004, we invested approximately $369 million and $299 million, respectively, excluding the inventory expenditures at the St. Regis Museum Tower in San Francisco, California discussed below, for capital improvements at owned hotels and capital expenditures on technology development. During 2005 and 2004, these capital expenditures included the renovation of the Sheraton Hotel & Towers in New York, New York, the St. Regis Hotel in New York, New York and the Sheraton Centre Toronto Hotel in Toronto, Canada.
      Managed and Franchised Hotels. Hotel and resort properties in the United States are often owned by entities that do not manage hotels or own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. Management believes that companies, such as Starwood, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management and marketing services.
      Managed Hotels. We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide reservation services and coordinate national advertising and certain marketing and promotional services. We prepare and implement annual budgets for the hotels we manage and are responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2005, we managed 378 hotels with approximately 121,000 rooms worldwide.
      Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In our experience, owners seek hotel managers that can provide attractively priced base, incentive, marketing and franchise fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand so as to align the interests of the owner and the Company. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept, or will retain a particular management contract. We added 103 Le Méridien hotels during 2005 in connection with our acquisition of the Le Méridien brand and management business. We also opened 13 additional managed hotels with approximately 3,000 rooms, and 15 hotels with approximately 5,000 rooms left the system. In addition, during 2005, we signed management agreements for 40 hotels with approximately 15,000 rooms, a portion of which opened in 2005 and a portion which will open in the future.
      Brand Franchising and Licensing. We franchise our Sheraton, Westin, Four Points by Sheraton, Luxury Collection, Le Méridien and aloft brand names and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. We approve certain plans for, and the location of, franchised hotels and review their design. At December 31, 2005, there were 337 franchised properties with approximately 90,000 rooms operating under the Sheraton, Westin, Four Points by Sheraton, Luxury Collection and Le Méridien brands. We added 19 Le Méridien hotels during 2005 in connection with our acquisition of the Le Méridien brand and management business. We also opened 18 additional franchised hotels with approximately 4,000 rooms, and 24 hotels with approximately 6,000 rooms left the system. In addition, during 2005, we signed franchise agreements for 59 hotels with approximately 15,000 rooms, a portion of which opened in 2005 and a portion which will open in the future.

Vacation Ownership and Residential Business
      We develop, own and operate vacation ownership resorts, market and sell the VOIs in the resorts and, in many cases, provide financing to customers who purchase such ownership interests. Owners of VOIs can trade their interval for intervals at other Starwood vacation ownership resorts, for intervals at certain vacation ownership resorts not otherwise sponsored by Starwood through an exchange company, or for hotel stays at Starwood properties. From time to time, we securitize or sell the receivables generated from our sale of VOIs.
      We have also entered into arrangements with several owners for mixed use hotel projects that will include a residential component. We entered into licensing agreements for the use of our W, Westin and St. Regis brands to allow the owners to offer branded condominiums to prospective purchasers. In consideration, we will receive a licensing fee equal to a percentage of the gross sales revenue of the units sold. The licensing arrangement terminates upon the earlier of sell-out of the units or a specified length of time.
      At December 31, 2005, we had 19 residential and vacation ownership resorts and sites in our portfolio with 12 actively selling VOIs and residences, three expected to start construction in 2006 and four that have sold all existing inventory. During 2005 and 2004, we invested approximately $231 million and $162 million, respectively, for capital expenditures, including VOI construction at Westin Ka’anapali Ocean Resort and Villas in Maui, Hawaii, Sheraton Vistana Villages in Orlando, Florida and Westin Kierland Villas in Scottsdale, Arizona.
      In December 2004, we completed the conversion of 98 guest rooms at the St. Regis in Aspen, Colorado into 25 fractional units which are being sold in four week intervals, and 20 new hotel rooms. Also in late 2004, we began selling condominiums at the St. Regis Museum Tower in San Francisco, California which opened in November 2005. For the years ended December 31, 2005 and 2004, the Company invested approximately $96 million and $75 million, respectively, for construction of the hotel and residences at the St. Regis Museum Tower. We recognized revenues of approximately $183 million and $15 million in 2005 and 2004, respectively, related to the sale of the condominiums.

Item 3.	Legal Proceedings.
      Incorporated by reference to the description of legal proceedings in Note 22. Commitments and Contingencies, in the notes to financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
Item 4.     Submission of Matters to a Vote of Security Holders.
      Not applicable.
Executive Officers of the Registrants
      See Part III, Item 10. of this Joint Annual Report for information regarding the executive officers of the Registrants, which information is incorporated herein by reference.
PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      The Shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HOT.” The Class A Shares are all directly or indirectly held by the Corporation and have never been traded.

      The following table sets forth, for the fiscal periods indicated, the high and low sale prices per Share on the NYSE Composite Tape.

	High	Low

2005
Fourth quarter	$65.22	$54.93
Third quarter	$64.36	$54.23
Second quarter	$61.04	$51.50
First quarter	$61.45	$55.00
2004
Fourth quarter	$59.50	$46.20
Third quarter	$46.65	$40.06
Second quarter	$45.04	$38.15
First quarter	$40.93	$34.81
Holders
      As of February 23, 2006, there were approximately 18,000 holders of record of Shares and two holders of record of the Class A Shares.
Distributions Made/ Declared
      The following table sets forth the frequency and amount of distributions made by the Trust to holders of Shares for the years ended December 31, 2005 and 2004:

	Distributions
	Made

2005
Annual distribution	$0.84	(a)
2004
Annual distribution	$0.84	(a)

(a)	The Trust declared distributions in the fourth quarter of 2005 and 2004 to shareholders of record on December 31, 2005 and 2004, respectively. The distributions were paid in January 2006 and 2005, respectively.
     Holders of Class B Shares are entitled, subject to certain conditions, to receive a non-cumulative annual distribution, which was set at an initial rate of $0.60 per Share for 1999, to the extent the distribution is authorized by the Board of Trustees of the Trust. The distribution was increased to an annual rate of $0.80 in 2001. In the beginning of 2002, we shifted from paying a quarterly distribution to paying an annual distribution. For 2005 and 2004, the Trust paid a distribution of $0.84 per Share. Unless distributions for the then current distribution period have been paid on the Class B Shares, the Trust is not permitted to pay a distribution on the Class A Shares (except in certain circumstances). In connection with the expected sale of 38 hotels to Host Marriott Corporation, on February 17, 2006, the Trust declared a dividend of $0.21 per Share to shareholders of record on February 28, 2006, which will be paid on March 10, 2006. In addition, on February 10, 2006, the Board approved a dividend policy pursuant to which it is anticipated that the dividend, including the first quarter dividend of $0.21, will be held constant at $0.84 per Share. The final determination of the amount of the distribution will be subject to economic and financial conditions, as well as approval by the Board of Directors of the Corporation.
Conversion of Securities; Sale of Unregistered Securities
      In accordance with the terms of the Class B Exchangeable Preferred Shares (“Class B EPS”), approximately 28,000 shares of Class B EPS were redeemed for approximately $1 million in cash in 2005. In addition, during 2005, approximately 36,000 shares of Class A Exchangeable Preferred Shares (“Class A

EPS”) were redeemed for approximately $2 million in cash. As of December 31, 2005 approximately 562,000 shares of Class A EPS, 25,000 shares of Class B EPS and 68,000 limited partnership units of the Realty Partnership and Operating Partnership remained outstanding. On February 21, 2006, we began the process to redeem the Class B EPS for $38.50 per share. The redemption is expected to be completed at the end of the first quarter.
Issuer Purchases of Equity Securities
      Pursuant to the Share Repurchase Program, Starwood repurchased 4.0 million Shares in the open market for an aggregate cost of $253 million during 2005. The Company repurchased the following Shares during the three months ended December 31, 2005:

				Maximum Number (or
				Approximate Dollar
	Total	Average	Total Number of Shares	Value) of Shares that
	Number of	Price	Purchased as Part	May Yet Be Purchased
	Shares	Paid for	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs (in millions)

October	—	$—	—	$1,296
November	1,100,000	$59.33	1,100,000	$1,231
December	2,938,100	$63.80	2,938,100	$1,043

Total	4,038,100		4,038,100

      Information relating to securities authorized for issuance under equity compensation plans is provided under Item 12 of this Joint Annual Report and is incorporated herein by reference.

Item 6.     Selected Financial Data.
      The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this Joint Annual Report and incorporated herein by reference.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In millions, except per Share data)
Income Statement Data
Revenues	$5,977	$5,368	$4,630	$4,588	$4,633
Operating income	$822	$653	$427	$551	$576
Income from continuing operations	$423	$369	$105	$251	$147
Diluted earnings per Share from continuing operations	$1.88	$1.72	$0.51	$1.22	$0.71
Operating Data
Cash from operating activities	$764	$578	$766	$759	$751
Cash from (used for) investing activities	$85	$(415)	$515	$(282)	$(617)
Cash used for financing activities	$(253)	$(273)	$(979)	$(487)	$(162)
Aggregate cash distributions paid	$176	$172	$170	$40 (a)	$156
Cash distributions declared per Share	$0.84	$0.84	$0.84	$0.84	$0.80

(a)	This balance reflects the payment made in January 2002 for the dividends declared for the fourth quarter of 2001. The Trust declared an annual dividend in 2002, which was paid in January 2003 and reflected in the 2003 column.

	At December 31,

	2005	2004	2003	2002	2001

	(In millions)
Balance Sheet Data
Total assets	$12,454	$12,298	$11,857	$12,190	$12,416
Long-term debt, net of current maturities and including exchangeable units and Class B preferred shares	$2,926	$3,823	$4,424	$4,500	$5,301
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

CRITICAL ACCOUNTING POLICIES
      We believe the following to be our critical accounting policies:
      Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. REVPAR is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of the our Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W and Luxury Collection brand names and termination fees, offset by payments by us under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership and Residential — We recognize revenue from VOI sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We anticipate developing future high end VOI projects adjacent to or as part of our luxury resorts, resulting in cross-selling opportunities and an audience of higher-end purchasers, yielding both higher revenues and reduced risks associated with financing these VOI sales. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
      Frequent Guest Program. SPG is our frequent guest incentive marketing program. SPG members earn points based on spending at our properties, as incentives to first time buyers of VOIs and residences and, to a lesser degree, through participation in affiliated partners’ programs. Points can be redeemed at most of our owned, leased, managed and franchised properties as well as through other redemption opportunities with third parties, such as conversion to airline miles. Properties are charged based on hotel guests’ expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.
      We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of December 31, 2005 and 2004 is $314 million and $255 million, respectively. A 10% reduction in the “breakage” of points would result in an increase of $47 million to the liability at December 31, 2005.
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
      Assets Held for Sale. We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of properties for which we have significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the life of the associated involvement (e.g., the initial term of the related agreement). The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless we will have continuing involvement (such as through a management or franchise agreement) after the sale.
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

RESULTS OF OPERATIONS
      The following discussion presents an analysis of results of our operations for the years ended December 31, 2005, 2004 and 2003.
      Our operating results for 2005 and 2004 improved significantly when compared to 2003 due, in large part, to the continued economic recovery in the United States, particularly its effect on the hospitality industry. Our operating results for a substantial part of 2003 were significantly impacted by the weakened worldwide economic environment, the war in Iraq and its aftermath and the Severe Acute Respiratory Syndrome (“SARS”) epidemic, all of which resulted in a dramatic slowdown in business and international travel. In the latter part of 2003 and continuing into 2004 and 2005, transient travel in North America, where we have our largest concentration of owned hotels, began to increase, more than offsetting the weaknesses in group travel.
      Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and, as discussed above, a significant portion of these results were driven by these hotels in North America. Total revenues generated from these hotels worldwide for the years ending December 31, 2005 and 2004 were $3.517 billion and $3.326 billion, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $2.571 billion and $2.423 billion for 2005 and 2004, respectively). The following represents the geographical breakdown of our owned, leased and consolidated joint venture revenues in North America by metropolitan area for the year ended December 31, 2005 (with comparable data for 2004):

Top Ten Metropolitan Areas as a % of Owned North America Revenues for
the Year Ended December 31, 2005 with Comparable Data for 2004

	2005	2004
Metropolitan Area	Revenues	Revenues

New York, NY	20.0%	19.2%
Boston, MA	9.1%	9.4%
San Diego, CA	5.3%	5.2%
Los Angeles-Long Beach, CA	5.1%	4.8%
Phoenix, AZ	4.8%	5.0%
Atlanta, GA	4.6%	4.4%
Seattle, WA	3.9%	3.8%
Toronto, Canada	3.9%	3.9%
Maui, HI	3.7%	3.5%
Houston, TX	3.0%	2.8%
All Other	36.6%	38.0%

Total	100%	100%

      An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.
Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $5.977 billion, an increase of $609 million when compared to 2004 levels. Revenues reflect a 5.7% increase in revenues from our owned, leased and consolidated joint venture hotels to $3.517 billion for the year ended December 31, 2005 when compared to $3.326 billion in the corresponding period of 2004, a 38.9% increase in vacation ownership and residential revenues to $889 million for the year ended December 31, 2005 when compared to $640 million in the corresponding period of 2004, a 19.6% increase in management fees, franchise fees and other income to $501 million for the year ended December 31, 2005 when compared to $419 million in the corresponding period of 2004 and an increase of $87 million in other revenues from managed and franchised properties to $1.070 billion for the year ended December 31, 2005 when compared to $983 million in the corresponding period of 2004.
      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to strong results at our owned hotels in New York, New York, the Hawaiian Islands, Los Angeles, California, San Diego California, Atlanta, Georgia, Seattle, Washington and Houston, Texas, partially offset by the loss of business due to Hurricanes Dennis, Katrina, Rita and Wilma at our two owned hotels and one joint venture hotel in New Orleans, two owned hotels in Florida and two owned hotels in Cancun, Mexico. Revenues at our Same-Store Owned Hotels (119 hotels for the years ended December 31, 2005 and 2004, excluding 12 hotels sold or closed and 11 hotels undergoing significant repositionings or without comparable results in 2005 and 2004) increased 8.2%, or $240 million, to $3.183 billion for the year ended December 31, 2005 when compared to $2.943 billion in the same period of 2004 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 10.9% to $123.14 for the year ended December 31, 2005 when compared to the corresponding 2004 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to increases in occupancy rates to 70.5% in the year ended December 31, 2005 when compared to 68.3% in the same period in 2004, and a 7.5% increase in ADR to $174.70 for the year ended December 31, 2005 compared to $162.50 for the corresponding 2004 period. REVPAR at Same-Store Owned Hotels in North America increased 11.7% for the year ended December 31, 2005 when compared to the same period of 2004 due to increased transient and group travel business for the period, primarily at our large owned hotels in the major United States cities and destinations discussed above. REVPAR at our international Same-Store Owned Hotels increased by 8.8% for the year ended December 31, 2005 when compared to the same period of 2004, with Europe, where we have our biggest concentration of international owned hotels, increasing 7.8%. REVPAR for Same-Store Owned Hotels internationally increased 6.8% for the year ended December 31, 2005 excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 6.5% excluding the favorable effects of foreign currency translation.
      The increase in vacation ownership and residential sales and services is primarily due to sales of residential units at the St. Regis Museum Tower in San Francisco, California, which did not begin until the fourth quarter of 2004. In the year ended December 31, 2005, we recognized approximately $183 million of revenues from the San Francisco project compared to sales of $15 million in 2004. The St. Regis Museum Tower opened in November 2005 with 260 hotel rooms and 102 condominium units. The increase in vacation ownership and residential sales and services in 2005 is also due to an increase in the sales of VOIs of 11.3% to $591 million in 2005 compared to $531 million in 2004. These increases represent increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles primarily at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, the Westin Kierland Resort and Spa in Scottsdale, Arizona, and the Sheraton Vistana Villages in Orlando, Florida, partially offset by reduced revenues at the Westin Mission Hills Resort in Rancho Mirage, California where substantially all of the available inventory has now been sold. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission and excluding fractional sales at the St. Regis Aspen, increased 14.7% in the year ended December 31, 2005 when compared to the same period in 2004.
      The increase in management fees, franchise fees and other income of $82 million was primarily a result of increased management and franchise fees of $59 million to $362 million for the year ended December 31, 2005 due to improved operating results at the underlying hotels, the addition of new managed and franchised hotels, including approximately $5 million of fees earned on the Le Méridien hotels for the six week period that we managed and franchised these hotels in 2005, and certain termination fees offset by lost fees from contracts that were terminated during 2005. The increase in other income is also due to increased revenues from our Bliss and Remede spas and from the sales of Bliss and Remede products.
      Other revenues and expenses from managed and franchised properties increased to $1.070 billion from $983 million for the year ended December 31, 2005 and 2004, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
      Operating Income. Our total operating income was $822 million in the year ended December 31, 2005 compared to $653 million in 2004. Excluding depreciation and amortization of $407 million and $431 million for the years ended December 31, 2005 and 2004, respectively, operating income increased 13.4% or $145 million to $1.229 billion for the year ended December 31, 2005 when compared to $1.084 billion in the same period in 2004, primarily due to the improved owned hotel performance and vacation ownership and residential sales discussed above.
      Operating income at our hotel segment was $792 million in the year ended December 31, 2005 compared to $664 million in the same period of 2004. Our strong results at owned, leased and consolidated joint venture hotels were partially offset by the negative impact of Hurricanes Dennis, Katrina, Rita and Wilma. In addition to the lost business at two owned hotels and a joint venture hotel in New Orleans, two owned hotels in Florida and two owned hotels in Cancun, Mexico, we incurred insurance deductible expenses associated with the property damage.
      Operating income for the vacation ownership and residential segment was $215 million in the year ended December 31, 2005 compared to $142 million for the same period in 2004 primarily due to the sale of residential units at the St. Regis Museum Tower in San Francisco, California, the significant increase in sales of VOIs and percentage of completion accounting methodology discussed above.
      Restructuring and Other Special Charges (Credits), Net. During the twelve months ended December 31, 2005, we recorded $13 million in restructuring and other special charges primarily related to severance costs in connection with our corporate restructuring as a result of our planned disposition of significant real estate assets and transition costs associated with the Le Méridien transaction. During the twelve months ended December 31, 2004, we reversed a $37 million reserve previously recorded through restructuring and other special charges due to a favorable judgment in a litigation matter.
      Depreciation and Amortization. Depreciation expense decreased $26 million to $387 million during the year ended December 31, 2005 compared to $413 million in the corresponding period of 2004 primarily due to reduced depreciation from assets sold during 2005 and due to the fact that we ceased depreciation in November and December 2005 on the 41 hotels classified as held for sale at December 31, 2005, partially offset by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense increased to $20 million in the year ended December 31, 2005 compared to $18 million in the corresponding period of 2004.
      Gain on Sale of VOI Notes Receivable. Gains from the sale of VOI receivables of $25 million and $14 million in 2005 and 2004, respectively, are primarily due to the sale of approximately $221 million and $113 million of vacation ownership receivables during the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, our remaining fixed rate VOI notes receivable were approximately $190 million and $180 million, respectively.
      Net Interest Expense. Net interest expense decreased to $239 million from $254 million for the years ended December 31, 2005 and 2004, respectively, due to a reduction in our level of debt as well as interest income earned from significant cash on hand in 2005. Our weighted average interest rate was 6.27% at December 31, 2005 versus 5.81% at December 31, 2004.
      Gain (Loss) on Asset Dispositions and Impairments, Net. During 2005, we recorded a net loss of $30 million primarily related to the impairment of a hotel and impairment charges associated with our owned Sheraton hotel in Cancun, Mexico that is being partially demolished to build vacation ownership units. These losses were offset by net gains recorded on the sale of several hotels in 2005.
      During 2004, we recorded a net loss of $33 million primarily related to the sale of two hotels in 2004, the sale of one hotel in January 2005, and three investments deemed impaired in 2004.

      Discontinued Operations. For the year ended December 31, 2005, the loss from operations represents a $2 million sales and use tax assessment related to periods prior to our disposal of our gaming business, which was disposed of in 1999, offset by a $1 million income tax benefit related to this business.
      For the year ended December 31, 2004, the net gain on dispositions includes $16 million related to the favorable resolution of certain tax matters and $10 million primarily related to the reversal of reserves, both of which related to our former gaming business. The reserves were reversed as the related contingencies were resolved.
      Income Tax Expense. The effective income tax rate for continuing operations for the year ended December 31, 2005 was 34.1% compared to 10.5% in 2004. The increase was primarily due to $47 million of tax expense on the adoption of a plan to repatriate foreign earnings in accordance with the American Jobs Creation Act of 2004 and $52 million of additional tax expense related to our 1998 disposition of ITT World Directories recorded in 2005. The effective tax rate for the year ended December 31, 2005 also includes a net tax credit of $15 million related to the deferred gain on the sale of the Hotel Danieli in Venice, Italy and an $8 million benefit related to tax refunds for tax years prior to the 1995 split-up of ITT Corporation. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The effective tax rate for the year ended December 31, 2004 includes a $28 million benefit primarily related to the reversal of tax reserves as a result of the resolution of certain tax matters during the year.
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $5.368 billion, an increase of $738 million when compared to 2003 levels. Revenues reflect a 7.8% increase in revenues from our owned, leased and consolidated joint venture hotels to $3.326 billion for the year ended December 31, 2004 when compared to $3.085 billion in the corresponding period of 2003, an increase of $164 million in management fees, franchise fees and other income to $419 million for the year ended December 31, 2004 when compared to $255 million in the corresponding period of 2003, an increase of $201 million in vacation ownership and residential revenues to $640 million for the year ended December 31, 2004 when compared to $439 million in the corresponding period of 2003 and an increase of $132 million in other revenues from managed and franchised properties to $983 million for the year ended December 31, 2004 when compared to $851 million in the corresponding period of 2003.
      The increase in revenues from owned, leased and consolidated joint venture hotels is due in large part to the continued economic recovery, particularly its effect on the hospitality industry. The war in Iraq, the SARS epidemic and the weakened worldwide economic environment in 2003 negatively impacted the results for a substantial part of the year ended December 31, 2003. Results in 2004 were also favorably impacted by the addition of the Sheraton Kauai in Hawaii, which we acquired in March 2004. These improved results in 2004 were offset, in part, by the absence in 2004 of the revenues generated by 16 non-strategic domestic hotels and four hotels in Costa Smeralda, Italy, which were, for the most part, sold in the first half of 2003. Revenues from these hotels in 2003 were $110 million. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (138 hotels for the year ended December 31, 2004 and 2003, excluding 26 hotels sold or closed or without comparable results in 2004 and 2003) increased 11.4%, or $333 million, to $3.266 billion for the year ended December 31, 2004 when compared to $2.933 billion in the same period of 2003 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 13.0% to $110.81 for the year ended December 31, 2004 when compared to the corresponding 2003 period. The increase in REVPAR was attributed to increases in occupancy rates to 68.5% in the year ended December 31, 2004 compared to 64.7% in the same period in 2003, and a 6.8% increase in ADR at these Same-Store Owned Hotels to $161.74 for the year ended December 31, 2004 compared to $151.49 for the corresponding 2003 period. REVPAR at Same-Store Owned Hotels in North America increased 12.1% for the year ended December 31, 2004 when compared to the same period of 2003 due to increased transient and group travel business for the period. REVPAR growth at these hotels, and thereby revenues, was strongest in major metropolitan cities such as

New York, Boston, Toronto and Los Angeles where we have a large concentration of owned hotels. REVPAR at our international Same-Store Owned Hotels increased by 15.6% for the year ended December 31, 2004 when compared to the same period of 2003, with Europe, where we have our biggest concentration of international owned hotels, increasing 13.2%. REVPAR for Same-Store Owned Hotels internationally increased 6.7% for the year ended December 31, 2004 excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 3.1% excluding the favorable effect of foreign currency translation.
      The increase in vacation ownership and residential sales and services is primarily due to the increase in the sales of VOIs of 47.1% to $531 million in 2004 compared to $361 million in 2003. These increases represent increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles primarily at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, The St. Regis in Aspen, Colorado, the Westin Kierland Resort and Spa in Scottsdale, Arizona, the Sheraton Vistana Villages in Orlando, Florida, and the Westin Mission Hills Resort in Rancho Mirage, California. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescissions and excluding fractional sales at the St. Regis Aspen and residential sales at the St. Regis Museum Tower in San Francisco, California described below, increased 28.4% in the year ended December 31, 2004 when compared to the same period in 2003. The increase in vacation ownership and residential sales in 2004, when compared to 2003, was also due to sales of fractional units at the St. Regis in Aspen, Colorado and residential units at the St. Regis Museum Tower in San Francisco, California, both of which were new projects in 2004. In December 2004, we completed the conversion of 98 guest rooms at the St. Regis in Aspen into 25 fractional units, which are being sold in four week intervals, and 20 new hotel rooms. In 2004, we recognized approximately $51 million of revenues from this project. We also began selling condominiums at the St. Regis Museum Tower in San Francisco in late 2004 and recognized approximately $15 million of revenues from this project in 2004. In 2004, the St. Regis Museum Tower was under construction and expected to open in the summer of 2005 with 260 hotel rooms and 102 condominium units.
      The increase in management fees, franchise fees and other income of $164 million was primarily due to the inclusion of approximately $49 million of revenues from the Bliss spas and product sales, which were acquired at the beginning of 2004, and approximately $46 million of income (including the impact of foreign exchange rates) earned on the Le Méridien debt participation acquired by us in late December 2003. Additionally, management and franchise fees increased approximately $53 million to $303 million for the year ended December 31, 2004, when compared to $250 million in the same period of 2003, due to strong top line growth resulting from the economic recovery discussed earlier.
      Other revenues and expenses from managed and franchised properties increased to $983 million from $851 million for the year ended December 31, 2004 and 2003, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
      Operating Income. Our total operating income was $653 million in the year ended December 31, 2004 compared to $427 million in 2003. Excluding depreciation and amortization of $431 million and $429 million for the years ended December 31, 2004 and 2003, respectively, operating income increased 26.6% or $228 million to $1.084 billion for the year ended December 31, 2004 when compared to $856 million in the same period in 2003, primarily due to the improved owned hotel performance and vacation ownership sales discussed above, offset in part by certain non-recurring increases in selling, general, and administrative costs, including the accrual, not payment, for separation costs for our Executive Chairman as provided for in his employment agreement, higher incentive compensation costs commensurate with our improved performance, certain legal settlement costs, and costs associated with our World Conference in January 2004 (we did not have a conference in the prior year).

      Operating income at our hotel segment was $664 million in the year ended December 31, 2004 compared to $445 million in the same period of 2003. The improved operating results at our owned, leased and consolidated joint venture hotels more than offset the absence of operating income from the hotels sold in 2003 as discussed above, as well as the increased energy and health insurance costs. Operating income for the vacation ownership and residential segment was $142 million in the year ended December 31, 2004 compared to $89 million for the same period in 2003 primarily due to the significant increase in income from the sales of VOIs and the percentage of completion accounting methodology discussed above.
      Restructuring and Other Special Credits, Net. During the twelve months ended December 31, 2004, we reversed a $37 million reserve previously recorded through restructuring and other special charges due to a favorable judgment in a litigation matter. During the twelve months ended December 31, 2003, we received $12 million in a favorable settlement of a litigation matter. This credit was offset by an increase of $13 million in a reserve for legal defense costs associated with a separate litigation matter. Additionally, we reversed a $9 million liability that was originally established in 1997 for the ITT Excess Pension Plan and is no longer required as we finalized the settlement of the remaining obligations associated with the plan and reversed $1 million related to the collection of receivables previously deemed impaired.
      Depreciation and Amortization. Depreciation expense increased $3 million to $413 million during the year ended December 31, 2004 compared to $410 million in the corresponding period of 2003. This slight increase was due to additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense decreased to $18 million in the year ended December 31, 2004 compared to $19 million in the corresponding period of 2003.
      Gain on Sale of VOI Notes Receivable. Gains from the sale of VOI receivables of $14 million and $15 million in 2004 and 2003, respectively, are primarily due to the sale of $113 million and $181 million of vacation ownership receivables during the years ended December 31, 2004 and 2003, respectively.
      Net Interest Expense. Interest expense, which is net of discontinued operations allocations of $7 million for the year ended December 31, 2003, decreased to $254 million from $282 million. This decrease was due primarily to the lower debt balances in 2004 compared to the same period of 2003 as a result of the paydown of debt in 2003 with the proceeds from asset sales, the payoff of the Series B Convertible Senior Notes in 2004, and the amortization of deferred gains recorded as a result of interest rate swap terminations completed in early March 2004, offset in part by slightly higher interest rates. Our weighted average interest rate was 5.81% at December 31, 2004 versus 5.46% at December 31, 2003.
      Loss On Asset Dispositions and Impairments, Net. During 2004, we recorded a net loss of $33 million primarily related to the sale of two hotels in 2004, the sale of one hotel in January 2005, and three investments deemed impaired in 2004.
      During 2003, we recorded a $181 million charge related to the impairment of 18 non-core domestic hotels that were held for sale. We sold 16 of these hotels for net proceeds of $404 million. We also recorded a $9 million gain on the sale of a 51% interest in undeveloped land in Costa Smeralda in Sardinia, Italy. This gain was offset by a $9 million write down of the value of a hotel which was formerly operated together with one of the non-core domestic hotels and is now closed and under review for alternative use and a $2 million charge related to an impairment of an investment.
      Discontinued Operations. For the year ended December 31, 2004, the net gain on dispositions includes $16 million related to the favorable resolution of certain tax matters and $10 million primarily related to the reversal of reserves, both of which related to our former gaming business which was disposed of in 1999. The reserves were reversed as the related contingencies were resolved.
      For the year ended December 31, 2003, loss from discontinued operations represents the results of the Principe di Savoia Hotel in Milan, Italy (“Principe”) net of $7 million of allocated interest expense. We sold the Principe in June 2003, with no continuing involvement. The net gain on dispositions for the year ended December 31, 2003 consists of $174 million of gains recorded in connection with the sale of the Principe on June 30, 2003 and the reversal of a $32 million accrual relating to our former gaming business disposed of in

1999 and 2000. We believe that these accruals are no longer required as the related contingencies have been resolved.
      Income Tax Expense. The effective income tax rate for continuing operations for the year ended December 31, 2004 was approximately 10.5%. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The effective tax rate for the year ended December 31, 2004 benefited from approximately $28 million primarily related to the reversal of tax reserves as a result of the resolution of certain tax matters during the year. For the year ended December 31, 2003 we had a tax benefit of $113 million on a pre-tax loss of $11 million, primarily due to the tax exempt Trust income and the favorable settlement of various tax matters.
LIQUIDITY AND CAPITAL RESOURCES
Cash From Operating Activities
      Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. We anticipate that cash flow provided by operating activities will be sufficient to service these cash requirements. We declared a distribution of $0.84 per Share to shareholders of record on December 31, 2005, 2004 and 2003. We paid the 2003 distribution in January 2004, the 2004 distribution in January 2005, and the 2005 distribution in January 2006. In connection with the expected sale of 38 hotels to Host Marriott Corporation, on February 17, 2006, the Trust declared a dividend of $0.21 per Share to shareholders of record on February 28, 2006, which will be paid on March 10, 2006. In addition, on February 10, 2006, the Board approved a dividend policy pursuant to which it is anticipated that the dividend will be held constant at $0.84 per Share, including the first quarter dividend of $0.21. We believe that existing borrowing availability together with capacity from additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, maintenance capital expenditures and distribution payments by the Trust for the foreseeable future.
      State and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days. As such, cash collected from such sales during the rescission period, as well as cash collected from sales before the certificate of occupancy is obtained, are both classified as restricted cash in our consolidated balance sheets. At December 31, 2005 and 2004, we have $216 million and $200 million, respectively, of such restricted cash.
      In addition, provisions of certain of our secured debt require that cash reserves be maintained. Additional cash reserves are required if aggregate operations of the related hotels fall below a specified level over a specified time period. Additional cash reserves became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq and the worldwide economic downturn. The industry performance has since improved substantially, and in August 2005, the aggregate hotel operations met the specified levels over the required time period, and the additional cash reserves, plus accrued interest, were released to us. As of December 31, 2005 and 2004, $9 million and $132 million, respectively, is classified as restricted cash in our consolidated balance sheets related to these required cash reserves.
Cash From (Used for) Investing Activities
      In November 2005, we acquired the Le Méridien brand and the related management and franchise business for the portfolio of 122 hotels and resorts for approximately $225 million. The purchase price was funded from available cash and the return of the original Le Méridien investment.
      In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $151 million at December 31, 2005. We evaluate these loans for impairment, and at December 31, 2005, believe these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $28 million were outstanding at

December 31, 2005, of which $8 million are expected to be funded in 2006 and $10 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $90 million of equity and other potential contributions associated with managed or joint venture properties, $18 million of which is expected to be funded in 2006.
      Additionally, during 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in mid-2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in our accompanying balance sheet as of December 31, 2005. In addition, we have issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, we would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. We would only be required to perform under the completion guaranty in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. We do not anticipate that we will be required to perform under these guarantees.
      Surety bonds issued on our behalf as of December 31, 2005 totaled $51 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
      To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of December 31, 2005, we had six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under the performance guarantees in 2006. In addition, we have agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, we do not believe that any payments under this guaranty will be significant. In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped, and we are still evaluating the potential impact. We do not anticipate losing a significant number of management or franchise contracts in 2006.
      In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity. At this time, we believe that it is unlikely that we will have to fund any of these liabilities.

      We had the following contractual obligations outstanding as of December 31, 2005 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$4,143	$1,219	$851	$481	$1,592
Capital lease obligations(1)	2	—	—	—	2
Operating lease obligations	1,142	78	140	125	799
Unconditional purchase obligations(2)	135	45	57	25	8
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$5,422	$1,342	$1,048	$631	$2,401

(1)	Excludes sublease income of $2 million.

(2)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.
     We had the following commercial commitments outstanding as of December 31, 2005 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$129	$129	$—	$—	$—
Hotel loan guarantees(1)	47	4	43	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$176	$133	$43	$—	$—

(1)	Excludes fair value of guarantees which are reflected in our consolidated balance sheet.
     In January 2004, we acquired a 95% interest in Bliss World LLC which at that time operated three stand alone spas (two in New York, New York and one in London, England) and a beauty products business with distribution through its own internet site and catalogue as well as through third party retail stores. The purchase price for the acquired interest was approximately $25 million, and was funded from available cash. In 2005, we acquired the remaining 5% interest for approximately $1 million.
      We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, through the issuance of additional equity or debt securities and from cash generated from operations.
      We are actively reviewing our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments. In 2005 we sold ten hotels for cash proceeds of approximately $510 million and, in January 2006, we sold four hotels for cash proceeds of approximately $234 million. Additionally, we have entered into an agreement to sell approximately $4.1 billion of assets to Host Marriott Corporation which we expect to consummate in the second quarter of 2006. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities
      The following is a summary of our debt portfolio (including capital leases) as of December 31, 2005:

	Amount			Interest Rate at
	Outstanding at			December 31,	Average
	December 31, 2005(a)		Interest Terms	2005	Maturity

	(Dollars in millions)				(In years)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$450		LIBOR(b) +1.25%	5.64%	0.7
Revolving Credit Facility	11		CBA + 1.25%	4.57%	0.8
Mortgages and Other	481		Various	4.05%	1.4
Interest Rate Swaps	300			8.77%	—

Total/ Average	$1,242			5.77%	1.0

Fixed Rate Debt
Sheraton Holding Public Debt	$148			7.75%	19.9
Senior Notes	1,494	(c)		6.70%	3.9
Convertible Debt	360			3.50%	0.4
Mortgages and Other	649			7.07%	4.6
Interest Rate Swaps	(300)			7.88%	—

Total/ Average	$2,351			6.23%	4.5

Floating Rate Debt Classified as Held for Sale	$25			4.30%	4.0
Fixed Rate Debt Classified as Held for Sale	$527			7.59%	10.1
Total Debt

Total Debt and Average Terms	$4,145			6.27%	4.4

(a)	Excludes approximately $469 million of our share of unconsolidated joint venture debt, all of which was non-recourse.

(b)	At December 31, 2005, one-month LIBOR was 4.39%

(c)	Includes approximately $(3) million at December 31, 2005 of fair value adjustments related to existing and terminated fixed-to-floating interest rate swaps.
     Recent Events. On February 21, 2006, we began the process to redeem the Class B EPS for $38.50 per share. The redemption is expected to be completed at the end of the first quarter.
      In February 2006, we closed a new, five-year $1.5 billion Senior Credit Facility (“2006 Facility”). The 2006 Facility replaces the existing $1.45 billion Revolving and Term Loan Credit Agreement (“Existing Facility”) which would have matured in October 2006. Approximately $240 million of the Term Loan balance under the Existing Facility was paid down with cash and the remainder was refinanced with the 2006 Facility. The 2006 Facility is expected to be used for general corporate purposes. The 2006 Facility matures February 10, 2011 and has a current interest rate of LIBOR + 0.70%. We currently expect to be in compliance with all covenants of the 2006 Facility.
      In February 2006 we defeased approximately $470 million of debt secured in part by several hotels that are part of the transaction with Host Marriott Corporation. In order to accomplish this, we purchased Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the loan agreement. The Treasury securities were then substituted for the real estate and hotels that originally served as collateral for the loan. As part of the defeasance, the Treasury securities and the debt were transferred to a third party successor borrower who in turn is “liable” for all obligations under this debt. As such, this debt will not be reflected on our balance sheet in the future.

      Fiscal 2005 Developments. On November 14, 2005, we entered into a definitive agreement to sell 38 properties to Host for approximately $4.1 billion (based on the closing price of Host’s stock immediately prior to that date) including 133.5 million shares of Host stock and approximately $1,767 million in cash and debt assumption. As part of this transaction, a subsidiary of Host will be acquiring, among other assets, all the stock of the Trust in a transaction that will be taxable to shareholders. Starwood’s shareholders will receive 0.6122 shares of Host stock and 50.3 cents in cash for each share of Class B stock they own. We will receive approximately $1,645 million of the proceeds in the form of cash and debt assumption.
      Under the terms of the Master Agreement and Plan of Merger (“Merger Agreement”) with Host, we are required to use commercially reasonable efforts and Host is required to cooperate with us in such efforts to receive the consent of the bondholders of the $450 million, 2015 Sheraton Holding Corporation (“SHC”) bonds to enable these bonds to remain obligations of SHC following the transaction with Host. We and Host are currently in discussions regarding the form and timing of this consent, including whether to amend the Merger Agreement such that a consent would not be pursued. In the event the consent is not received or we and Host agree not to go through the consent process, it is expected that we will seek to retain the debt and, if retained, will be paid an additional $450 million in cash. In addition, pursuant to the Merger Agreement, Host has given notice that Host is excluding the $150 million, 2025 SHC bonds as Specified Indebtedness (as defined in the Merger Agreement), and therefore SHC will not retain this debt. The Company expects that these bonds will be redeemed.
      In May 2003, we issued $360 million of convertible notes. Holders of these notes can force conversion if the underlying Shares trade at more than 120% of the conversion price for 20 out of 30 trading days ending on the last trading day of the calendar quarter preceding the calendar quarter in which the conversion occurs. This conversion right was met in the fourth quarter of 2005 as the share prices closed at over $60 for 20 days. We expect the principal portion of these notes will be settled in cash with the excess amount settled in shares. As a result, approximately 400,000 shares are included in our December 31, 2005 diluted shares based on our closing stock price of $63.86 on December 30, 2005.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In order to repatriate funds in accordance with the Act, in October 2005 we increased several existing bank credit lines available to our wholly owned subsidiary, Starwood Italia, from 129 million euros to 399 million euros, approximately 350 million euros of which was borrowed at that time. These credit lines had interest rates ranging from Euribor + 0.50% to Euribor + 0.85% and maturities ranging from April 1, 2006 to May 8, 2007. These proceeds, along with approximately 100 million euros which Starwood Italia borrowed from our Corporate Credit Line (total borrowings of 450 million euros) were used to temporarily finance the repatriation of approximately $550 million pursuant to the Act. These temporary borrowings are being paid off with Starwood Italia asset sales, and as of December 31, 2005, approximately 175 million euros had been repaid. We expect the remainder of these borrowings to be repaid over the course of 2006. In connection with the repatriation, we recorded a tax liability of approximately $47 million in the third quarter of 2005, when our Board of Directors adopted the repatriation plan. In accordance with the Act, the repatriated funds were reinvested pursuant to the terms of a domestic reinvestment plan which was approved by our Board of Directors.
      Fiscal 2004 Developments. In August 2004, we completed a $300 million addition to the term loan under our existing Senior Credit Facility. The proceeds were used to repay a portion of the existing revolving credit facility and for general corporate purposes. The existing Senior Credit Facility then consisted of a $1.0 billion revolving loan and a $600 million term loan. In February 2006, we closed a new Senior Credit Facility which replaced the existing facility. See further discussion under the subheading Recent Events.
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
      Other. We have approximately $1.219 billion of outstanding debt maturing in 2006. Based upon the current level of operations, management believes that our cash flow from operations and pending asset sales, together with our significant cash balances (approximately $1.204 billion at December 31, 2005, including $307 million, of restricted cash discussed earlier), available borrowings under the Revolving Credit Facility (approximately $860 million at December 31, 2005), available borrowings from international revolving lines of credit (approximately $83 million at December 31, 2005), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, we have a substantial amount of indebtedness at December 31, 2005. There can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.
      We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the year ended December 31, 2005, the effect of changes in foreign currency exchange rates was a net decrease in debt of approximately $23 million compared to a net increase in debt in 2004 of $13 million. Our debt balance is also affected by changes in interest rates as a result of our Fair Value Swaps. The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At December 31, 2005, our debt included a decrease of approximately $3 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap liabilities. At December 31, 2004 our debt included an increase of approximately $29 million related to Fair Value Swap liabilities.
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
      On January 27, 2005, Standard & Poor’s (“S & P”) gave us a BB+ rating with a stable outlook. On March 7, 2005, Moody’s Investor Services (“Moody’s”) gave us a Bal rating with a stable outlook. Following the announcement of the Host Marriott transaction on November 14, 2005, the rating agencies took the following actions:

•	S & P affirmed our BB+ rating and revised their outlook to positive from stable. At the same time, S & P placed the BB+ ratings of Sheraton Holding Corporation on CreditWatch with negative implications, reflecting the possibility that these obligations will be assumed by Host Marriott, a lower rated entity.

•	Moody’s affirmed our Ba1 rating and placed it on review for a potential upgrade, and simultaneously placed the Ba1 ratings of Sheraton Holding Corporation on review for possible downgrade for the same reasons cited above.
      A distribution of $0.84 per Share was paid in January 2006, January 2005 and January 2004 to shareholders of record as of December 31, 2005, 2004 and 2003, respectively. In connection with the expected sale of 38 hotels to Host Marriott Corporation, on February 17, 2006, the Trust declared a dividend of $0.21 per Share to shareholders of record on February 28, 2006, which will be paid on March 10, 2006. In addition, on February 10, 2006, the Board approved a dividend policy pursuant to which it is anticipated that the dividend will be held constant at $0.84 per Share, including the first quarter dividend of $0.21.
Stock Sales and Repurchases
      At December 31, 2005, we had outstanding approximately 217 million Shares, 1.1 million partnership units and 587,000 Class A EPS and Class B EPS. Through December 31, 2005, in accordance with the terms of the Class B EPS, approximately 28,000 shares of Class B EPS were redeemed for approximately $1 million in cash. In addition, during 2005, approximately 36,000 shares of Class A EPS were redeemed for approximately $2 million in cash.
      In October 2005, the Board of Directors of the Company authorized the repurchase of up to an additional $1 billion of Shares under our existing Share repurchase program (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, Starwood repurchased 4.0 million Shares in the open market for an aggregate cost of $253 million during 2005 and, through February 23, 2006, an additional 4.3 million Shares were repurchased for an aggregate cost of $272 million in 2006. Approximately $771 million remains available under the Share Repurchase Program.
Off-Balance Sheet Arrangements
      Our off-balance sheet arrangements include beneficial interest in securitizations of $68 million, third-party loan guarantees of $47 million, letters of credit of $129 million, unconditional purchase obligations of $135 million and surety bonds of $51 million. These items are more fully discussed earlier in this section and in the Notes to Financial Statements, and Item 8 of Part II of this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      In limited instances, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

      Interest rate swap agreements are the primary instruments used to manage interest rate risk. At December 31, 2005, we had two outstanding long-term interest rate swap agreements under which we pay variable interest rates and receive fixed interest rates. At December 31, 2005, we had no interest rate swap agreements under which we pay a fixed rate and receive a variable rate. The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

	Expected Maturity or
	Transaction Date							Total Fair
	At December 31,						Total at	Value at
							December 31,	December 31,
	2006	2007	2008	2009	2010	Thereafter	2005	2005

Liabilities
Fixed rate (in millions)	$380	$740	$22	$435	$7	$1,594	$3,178	$3,466
Average interest rate							6.61%
Floating rate (in millions)	$839	$85	$4	$36	$3	$—	$967	$967
Average interest rate							4.81%
Interest Rate Swaps
Fixed to variable (in millions)	$—	$—	$—	$—	$—	$300	$300
Average pay rate							8.77%
Average receive rate							7.88%
      We use foreign currency hedging instruments to manage exposure to foreign currency exchange rate fluctuations. The gains or losses on the hedging instruments are largely offset by gains or losses on the underlying asset or liability, and consequently, a sudden significant change in foreign currency exchange rates would not have a material impact on future net income or cash flows of the hedged item. We monitor our foreign currency exposure on a monthly basis to maximize the overall effectiveness of our foreign currency hedge positions. Changes in the fair value of hedging instruments are classified in the same manner as changes in the underlying assets or liabilities due to fluctuations in foreign currency exchange rates. At December 31, 2005, the notional amount of our open foreign exchange hedging contracts protecting the value of our foreign currency denominated assets and liabilities was approximately $162 million. A hypothetical 10% change in the spot currency exchange rates would result in an increase or decrease of approximately $16 million in the fair value of the hedges at December 31, 2005, which would be offset by an opposite effect on the related underlying net asset or liability.
      We enter into a derivative financial arrangement to the extent it meets the objectives described above, and we do not engage in such transactions for trading or speculative purposes.
      See Note 20. Derivative Financial Instruments in the notes to financial statements filed as part of this Joint Annual Report and incorporated herein by reference for further description of derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.
      The financial statements and supplementary data required by this Item are included in Item 15 of this Joint Annual Report and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports.

Management’s Report on Internal Control over Financial Reporting
      Management of Starwood Hotels & Resorts Worldwide Inc. and its subsidiaries and Starwood Hotels & Resorts and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15(d)-15(f). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that the transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.
      Management has engaged Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Joint Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. Its report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors, Board of Trustees and Shareholders of
Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) and Starwood Hotels & Resorts (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s and the Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s and the Trust’s internal control over financial reporting based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company and the Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company and the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and the Trust as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, equity, and cash flows of the Company for each of the three years in the period ended December 31, 2005 and the consolidated statements of income and cash flows of the Trust for each of the three years in the period ended December 31, 2005 and our report dated March 2, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
New York, New York
March 2, 2006

Changes in Internal Controls
      There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.
PART III

Item 10.	Directors, Trustees and Executive Officers of the Registrants.
      The Board of Directors of the Corporation and the Board of Trustees of the Trust are currently comprised of 10 members, each of whom is elected for a one-year term. The following table sets forth, for each of the members of the Board of Directors and the Board of Trustees as of the date of this Joint Annual Report, certain information regarding such Director or Trustee.

Name (Age)	Principal Occupation and Business Experience	Service Period

Steven J. Heyer (53)	Chief Executive Officer of the Company since October 2004. Served as President and Chief Operating Officer of The Coca-Cola Company from December 2002 to September 2004, President and Chief Operating Officer, Coca-Cola Ventures from April 2001 to December 2002. Mr. Heyer was President and Chief Operating Officer of Turner Broadcasting System, Inc. from 1996 until April 2001.	CEO, Director and Trustee since October 2004
Charlene Barshefsky (55)	Senior International Partner at the law firm of Wilmer Cutler Pickering LLP, Washington, D.C. From March 1997 to January 2001, Ambassador Barshefsky was the United States Trade Representative, the chief trade negotiator and principal trade policy maker for the United States and a member of the President’s Cabinet. Ambassador Barshefsky is a director of The Estee Lauder Companies, Inc., American Express Company and Intel Corporation. Ambassador Barshefsky also serves on the Board of Directors of the Council on Foreign Relations.	Director and Trustee since October 2001
Jean-Marc Chapus (46)	Group Managing Director and Portfolio Manager of Trust Company of the West, an investment management firm, and President of TCW/Crescent Mezzanine L.L.C., a private investment fund, since March 1995. Mr. Chapus is a director of MEMC Electronic Materials, Inc.	Director from August 1995 to November 1997; since April 1999 Trustee since November 1997

Name (Age)	Principal Occupation and Business Experience	Service Period

Bruce W. Duncan (54)	Private investor. From May 2005 to December 2005 Mr. Duncan was Chief Executive Officer and Trustee of Equity Residential (“EQR”) the largest publicly traded apartment company in the United States. From January 2003 to May 2005, he was President, Chief Executive Officer and Trustee, and from April 2002 to December 2002, President and Trustee of EQR. From April 2000 until March 2002, he was a private investor. From December 1995 until March 2000, Mr. Duncan served as Chairman, President and Chief Executive Officer of The Cadillac Fairview Corporation Limited, a real estate operating company.	Chairman of the Boards since May 2005 Director since April 1999 Trustee since August 1995
Lizanne Galbreath (48)	Managing Partner of Galbreath & Company, a real estate investment firm, since 1999. From April 1997 to 1999, Ms. Galbreath was Managing Director of LaSalle Partners/Jones Lang LaSalle where she also served as a Director. From 1984 to 1997, Ms. Galbreath served as a Managing Director then Chairman and CEO of The Galbreath Company, the predecessor entity of Galbreath & Company.	Director and Trustee since May 2005
Eric Hippeau (54)	Managing Partner of Softbank Capital Partners, a technology venture capital firm, since March 2000. Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis Inc., an integrated media and marketing company, from 1993 to March 2000 and held various other positions with Ziff-Davis from 1989 to 1993. Mr. Hippeau is a director of Yahoo! Inc.	Director and Trustee since April 1999
Stephen R. Quazzo (46)	Managing Director, Chief Executive Officer and co- founder of Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a subsidiary of Equity Group Investments, Inc., a Chicago-based holding company controlled by Samuel Zell.	Director since April 1999 Trustee since August 1995
Thomas O. Ryder (61)	Chairman of the Board of The Reader’s Digest Association, Inc. since January 1, 2006. Chairman of the Board and Chief Executive Officer of The Reader’s Digest Association, Inc. from April 1998 through December 31, 2005. Mr. Ryder was President, American Express Travel Related Services International, a division of American Express Company, which provides travel, financial and network services, from October 1995 to April 1998. He is a director of Amazon.com, Inc.	Director and Trustee since April 2001
Daniel W. Yih (47)	Principal and Chief Operating Officer of GTCR Golder Rauner, LLC, a private equity firm, since September 2000. From June 1995 until March 2000, Mr. Yih was a general partner of Chilmark Partners, L.P., a private equity firm.	Director since August 1995 Trustee since April 1999

Name (Age)	Principal Occupation and Business Experience	Service Period

Kneeland C. Youngblood (50)	Managing partner of Pharos Capital Group, L.L.C., a private equity fund focused on technology companies, business service companies and health care companies, since January 1998. From July 1985 to December 1997, he was in private medical practice. He is Chairman of the Board of the American Beacon Funds, a mutual fund company managed by AMR Investments, an investment affiliate of American Airlines.	Director and Trustee since April 2001
Executive Officers of the Registrants
      The following table includes certain information with respect to each of Starwood’s executive officers.

Name	Age	Position

Steven J. Heyer	53	Chief Executive Officer and a Director of the Corporation and Chief Executive Officer and a Trustee of the Trust
Vasant M. Prabhu	46	Executive Vice President and Chief Financial Officer of the Corporation and Vice President and Chief Financial Officer of the Trust
Kenneth S. Siegel	50	Executive Vice President, General Counsel and Secretary of the Corporation and Vice President, General Counsel and Secretary of the Trust
Theodore W. Darnall	48	President, Real Estate Group of the Corporation and the Trust
Javier Benito	42	Executive Vice President and Chief Marketing Officer of the Corporation and the Trust
Raymond L. Gellein Jr.	58	Chairman of the Board and Chief Executive Officer of Starwood Vacation Ownership
      Steven J. Heyer. See Item 10. Directors, Trustees and Executive Officers of the Registrants above.
      Vasant M. Prabhu. Mr. Prabhu has been the Executive Vice President and Chief Financial Officer of the Corporation and has served as Vice President and Chief Financial Officer of the Trust since January 2004. Prior to joining the Company, Mr. Prabhu served as Executive Vice President and Chief Financial Officer for Safeway Inc., from September 2000 through December 2003. Mr. Prabhu was previously the President of the Information and Media Group at the McGraw-Hill Companies, Inc., from June 1998 to August 2000, and held several senior positions at divisions of PepsiCo, Inc. from June 1992 to May 1998. From August 1983 to May 1992 he was a partner at Booz Allen Hamilton, an international management consulting firm.
      Kenneth S. Siegel. Mr. Siegel has been the Executive Vice President and General Counsel of the Corporation and Vice President and General Counsel of the Trust since November 2000. In February 2001, he was also appointed as the Secretary to both the Corporation and the Trust. Mr. Siegel was formerly the Senior Vice President and General Counsel of Gartner, Inc., a provider of research and analysis on information technology industries, from January 2000 to November 2000. Prior to that time, he served as Senior Vice President, General Counsel and Corporate Secretary of IMS Health Incorporated, an information services company, and its predecessors from February 1997 to December 1999. Prior to that time, Mr. Siegel was a Partner in the law firm of Baker & Botts, LLP.
      Theodore W. Darnall. Mr. Darnall has been the President of the Real Estate Group since August 2002. From July 1999 to August 2002, he was the President of the Company’s North America Group. From April 1998 to July 1999, Mr. Darnall was Executive Vice President, North American Division. Mr. Darnall was also Executive Vice President and COO of Starwood Lodging between April 1996 and April 1998.

      Javier Benito. Mr. Benito has been the Executive Vice President and Chief Marketing Officer of the Corporation and the Trust since April 2005. From November 2003 to March 2005, Mr. Benito was the U.S. Retail Division President and Chief Marketing Officer for Coca Cola North America. Mr. Benito joined Coke in 1994 and served in a variety of global positions including Division Marketing Director for Central and Eastern Europe, Senior Vice President of Marketing and Operations for Brazil and Division President of the Nordic and Baltic division.
      Raymond L. Gellein Jr. Mr. Gellein has been Chairman and Chief Executive Officer of Starwood Vacation Ownership, Inc. (formerly Vistana, Inc.), our vacation ownership division, since 1980.
Corporate Governance
      The Corporation and the Trust have an Audit Committee that is currently comprised of directors and trustees, Thomas O. Ryder (chairman), Daniel W. Yih, Kneeland C. Youngblood and Eric Hippeau. The Boards of Directors and Trustees have determined that each member of the Audit Committee is “independent” as defined by applicable federal securities laws and the Listing Requirements of the New York Stock Exchange, Inc. and that Messrs. Ryder and Yih are audit committee financial experts, as defined by federal securities laws.
      The Company has adopted a Finance Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Corporate Treasurer, Senior Vice President-Taxes and persons performing similar functions. The text of this code of ethics may be found on the Company’s web site at http://starwoodhotels.com/corporate/investor       relations.html. We intend to post amendments to and waivers from, the Finance Code of Ethics that require disclosure under applicable SEC rules on our web site. You may obtain a free copy of this code in print by writing to our Investor Relations Department, 1111 Westchester Avenue, White Plains, New York 10604.
      The Company has adopted a Worldwide Code of Conduct applicable to all of its directors, officers and employees. The text of this code of conduct may be found on the Company’s website at http://starwoodhotels.com/corporate/investor       relations.html. You may also obtain a free copy of this code in print by writing to our Investor Relations Department, 1111 Westchester Avenue, White Plains, New York 10604.
      The Company’s Corporate Governance Guidelines and the charters of its Audit Committee, Compensation Committee, Governance and Nominating Committee are also available on its website at http://starwoodhotels.com/corporate/investor       relations.html. The information on our website is not incorporated by reference into this Joint Annual Report on Form 10-K.
      We have submitted the CEO certification to the NYSE pursuant to NYSE Rule 303A.12(a) following the 2005 Annual Meeting of Shareholders.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Directors, Trustees and executive officers of the Company, and persons who own more than 10 percent of the outstanding Shares, file with the SEC (and provide a copy to the Company) certain reports relating to their ownership of Shares and other equity securities of the Company.
      To the Company’s knowledge, based solely on a review of the copies of these reports furnished to the Company for the fiscal year ended December 31, 2005, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its Directors, Trustees, executive officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year.

Item 11.	Executive Compensation.
      The information called for by Item 11 is incorporated by reference to the information under the following captions in the Proxy Statement: “Compensation of Directors and Trustees,” “Summary of Cash and Certain

Other Compensation,” “Executive Compensation,” “Option Grants,” “Option Exercises and Holdings,” “Employment and Compensation Agreements with Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation and Option Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information-December 31, 2005

		(b)	(c)
	(a)		Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in Column (a))

Equity compensation plans approved by security holders	26,768,910	$35.45	53,812,523	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	26,768,910	$35.45	53,812,523

(1)	Does not include deferred share units (that vest over three years and may be settled in Shares) that have been issued pursuant to the Executive Annual Incentive Plan (“Executive AIP”). The Executive AIP does not limit the number of deferred share units that may be issued. This plan has been amended to provide for a termination date of May 26, 2009 to comply with new NYSE requirements. In addition, 8,985,511 Shares remain available for issuance under our Employee Stock Purchase Plan, a stock purchase plan meeting the requirements of Section 423 of the Internal Revenue Code.
     The remaining information called for by Item 12 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.
Policies of the Board of Directors of the Corporation and the Board of Trustees of the Trust
      The policy of the Board of Directors of the Corporation and the Board of Trustees of the Trust provides that any contract or transaction between the Corporation or the Trust, as the case may be, and any other entity in which one or more of its Directors, Trustees or executive officers are directors or officers, or have a financial interest, must be approved or ratified by the Governance and Nominating Committee (which is currently comprised of Stephen R. Quazzo, Ambassador Barshefsky and Lizanne Galbreath) or by a majority of the disinterested Directors or Trustees in either case after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them.
Employee Loans
      We on occasion made loans to employees, including executive officers, prior to August 23, 2002, principally in connection with home purchases upon relocation. As of December 31, 2005, approximately $4.1 million in loans to 11 employees was outstanding of which approximately $2.9 million were non-interest bearing home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Theodore W. Darnall, President, Real Estate Group, an executive officer, received a home loan in connection with relocation in 1996 and 1998 (original balance of $750,000 ($150,000 bridge loan in 1996 and $600,000 home loan in 1998)). Mr. Darnall repaid $600,000 in 2003. As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Mr. Darnall in 1996 vested at a price for tax purposes of $53 per Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executive could be required to sell all of the Shares acquired by him to cover income taxes, in April 1999 we made an interest-bearing loan at 5.67% to Mr. Darnall of approximately $416,000 to cover the taxes payable. Mr. Darnall’s loan was repaid in 2004.
Other
      Brett Gellein is Manager, Acquisitions and Purchases for Starwood Vacation Ownership. Mr. Gellein’s salary and bonus were $42,182 for 2004 and $86,769 for 2005. Brett Gellein is the son of Raymond Gellein, who is the Chairman of the Board and Chief Executive Officer of Starwood Vacation Ownership.

Item 14.	Principal Accountant Fees and Services.
      The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Company by its independent auditors. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2005. All other services must be specifically pre-approved by the full Audit Committee or by a designated member of the Audit Committee who has been delegated the authority to pre-approve the provision of services.
      Fees paid by the Corporation to its independent auditors are set forth in the proxy statement under the heading “Audit Fees” and are incorporated herein by reference. The auditors do not specifically allocate any of the audit fees for the audit of the Trust.
PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.
(a) The following documents are filed as a part of this Joint Annual Report:

1.	The financial statements and financial statement schedules listed in the Index to Financial Statements and Schedules following the signature pages hereof.

2.	Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on September 25, 1997, as amended by the Form 8-K/A filed with the SEC on December 18, 1997).

Exhibit
Number	Description of Exhibit

2.4	Master Agreement and Plan of Merger, dated as of November 14, 2005, among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on From 8-K filed November 14, 2005).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated through April 16, 1999 (incorporated by reference to Exhibit 3.1 of the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10-Q1”).
3.2	Articles of Amendment to the Amended and Restated Declaration of Trust of the Trust, dated as of November 15, 2004 (incorporated by reference to Exhibit 3.2 of the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”)).
3.3	Articles of Restatement of the Corporation, as of May 7, 2004 (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “2004 Form 10-Q2”)).
3.4	Bylaws of the Trust, as amended and restated through November 8, 2004 (incorporated by reference to Exhibit 3.4 of the 2004 Form 10-K).
3.5	Amended and Restated Bylaws of the Corporation, as amended and restated through May 7, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 Form 10-Q2).
4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on March 15, 1999).
4.3	First Amendment to Rights Agreement, dated as of October 2, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/A filed on October 7, 2003).
4.4	Second Amendment to Rights Agreement, dated as of October 24, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/A filed on October 30, 2003).
4.5	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.6	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.7	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, the guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).
4.8	Indenture, dated as of April 19, 2002, among the Corporation, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed on November 19, 2002 (the “2002 Forms S-4”)).

Exhibit
Number	Description of Exhibit

4.9	Indenture dated May 16, 2003 between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.9 to the July 8, 2003 Form S-3) (Registration Nos. 333-106888, 333-106888-01, 333-106888-02) (the “Form S-3”).
4.10	First Indenture Supplement, dated as of January 11, 2006, between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 17, 2006).
The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”)).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Lease Agreement, entered into as of February 14, 1997, between the Trust (or a subsidiary) as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.3 to the 2004 Form 10-K).
10.4	Form of Amendment of Lease, dated as of June 1, 2002, between the Trust (or a subsidiary) as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.4 to the 2004 Form 10-K).
10.5	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the “1997 Form 10-K”)).
10.6	Credit Agreement, dated October 9, 2002, among the Corporation, certain additional alternative currency revolving loan borrowers and various lenders, Deutsche Bank, AG, New York Branch, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Bank of America, N.A., Fleet National Bank and Societe Generale, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and JP Morgan Securities Inc. as Co-Lead Arrangers and joint Book Running Managers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 11, 2002).
10.7	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.5 to the to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “2003 10-Q1”)).
10.8	Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003 (the “2003 10-Q2”)).
10.9	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004 (the “2004 10-Q3”)).
10.10	Form of Fourth Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed November 9, 2005).
10.11	Incremental Term Loan Commitment to Credit Agreement (incorporated by reference to Exhibit 10.2 to the 2004 10-Q3).
10.12	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.13	Credit Agreement, dated as of February 10, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed February 15, 2006).
10.14	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.15	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, Realty Partnership, Sheraton Phoenician Corporation, and Starwood Phoenician CMBS I LLC (incorporated by reference to Exhibit 10.13 to the 2004 Form 10-K).
10.16	Second Modification, dated as of December 30, 1999, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, Realty Partnership, the Trust and Starwood Hotels and Resorts Holdings, Inc (incorporated by reference to Exhibit 10.14 to the 2004 Form 10-K).
10.17	Third Modification, dated as of June 30, 2000, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, the Corporation, Realty Partnership, the Trust and Starwood Hotels and Resorts Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the 2004 Form 10-K).
10.18	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.19	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among the Corporation, Harbor-Cal S.D., Starwood Sheraton San Diego CMBS I LLC and Realty Partnership (incorporated by reference to Exhibit 10.17 to the 2004 Form 10-K).
10.20	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).
10.21	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among the Corporation, Harbor-Cal S.D., Starwood Sheraton San Diego CMBS I LLC and Realty Partnership (incorporated by reference to Exhibit 10.19 to the 2004 Form 10-K).
10.22	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Brothers Holding Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.23	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (the “Trust 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”))(1)
10.24	Second Amendment to the Trust 1995 LTIP (incorporated by reference to Exhibit 10.4 to the 2003 10-Q1).(1)
10.25	Form of Non-Qualified Stock Option Agreement pursuant to the Trust 1995 LTIP ((incorporated by reference to Exhibit 10.23 to the 2004 Form 10-K).(1)

Exhibit
Number	Description of Exhibit

10.26	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (the “Corporation 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.27	Second Amendment to the Corporation 1995 LTIP (incorporated by reference to Exhibit 10.3 to the 2003 10-Q1).(1)
10.28	Form of Non-Qualified Stock Option Agreement pursuant to the Corporation 1995 LTIP (incorporated by reference to Exhibit 10.26 to the 2004 Form 10-K).(1)
10.29	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.30	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.31	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1).(1)
10.32	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K).(1)
10.33	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K).(1)
10.34	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Corporation’s 2002 Proxy Statement).(1)
10.35	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1).(1)
10.36	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).(1)
10.37	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K).(1)
10.38	2004 Long-Term Incentive Compensation Plan (“2004 LTIP”) (incorporated by reference to the Corporation’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement, pages A-1 through A-20).(1)
10.39	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 10-Q2).(1)
10.40	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K).(1)
10.41	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed February 13, 2006 (the “February 2006 Form 8-K”)).(1)
10.42	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K).(1)
10.43	Starwood Hotels & Resorts Worldwide, Inc. 2005 Annual Incentive Plan for Certain Executives (incorporated by reference to Appendix A to the Corporation’s 2005 Proxy Statement).(1)

Exhibit
Number	Description of Exhibit

10.44	Starwood Hotels & Resorts Worldwide, Inc. Annual Incentive Plan, dated as of November 3, 2005 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the “2005 Form 10-Q3”)).(1)
10.45	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the 2001 Form 10-Q2).(1)
10.46	Amendment, dated as of November 3, 2005, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the 2005 Form 10-Q3).(1)
10.47	Form of Indemnification Agreement between the Corporation, the Trust and each of its Directors/Trustees and executive officers (incorporated by reference to Exhibit 10.10 to the 2003 Form 10-K).(1)
10.48	Registration Rights Agreement, dated May 16, 2003, among the Corporation, the Guarantor and the Initial Purchasers (incorporated by reference to Exhibit 4.10 to the Form S-3).
10.49	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.50	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.51	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.52	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.53	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.54	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.55	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.56	Amendment to Exchange Rights Agreement (Class A Realty Partnership Units), dated as of October 10, 2002, among the Trust, Realty Partnership and certain limited partners of the Realty Partnership (incorporated by reference to Exhibit 10.53 to the 2002 Form 10-K).
10.57	Amendment to Exchange Rights Agreement, dated as of December 17, 2003 for the Class A Realty Partnership Units (incorporated by reference to Exhibit 10.67 to the 2003 Form 10-K).
10.58	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.59	Amendment to Exchange Rights Agreement (Class B Operating Partnership Units), dated as of October 10, 2002, among the Corporation, Operating Partnership and certain limited partners of the Operating Partnership (incorporated by reference to Exhibit 10.54 to the 2002 form 10-K).

Exhibit
Number	Description of Exhibit

10.60	Employment Agreement, dated March 25, 1998, between Theodore Darnall and the Corporation (incorporated by reference to Exhibit 10.61 to the 2002 Form 10-K).(1)
10.61	Severance Agreement, dated December 1999, between the Corporation and Theodore Darnall (incorporated by reference to Exhibit 10.55 to the 2002 Form 10-K).(1)
10.62	Employment Agreement, dated as of November 13, 2003, between the Corporation and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K).(1)
10.63	Employment Agreement, dated as of September 20, 2004, between the Corporation and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on September 24, 2004).(1)
10.64	Amendment, dated as of May 4, 2005, to Employment Agreement between the Corporation and Steve J. Heyer (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).(1)
10.65	Form of Non-Qualified Stock Option Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.70 to the 2004 Form 10-K).(1)
10.66	Form of Restricted Stock Unit Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.71 to the 2004 Form 10-K).(1)
10.67	Employment Agreement, dated as of November 13, 2003, between the Corporation and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Corporation’s and Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”)).(1)
10.68	Form of Severance Agreement, dated as of September 26, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K).(1)
10.69	Letter Agreement, dated July 22, 2004 between the Corporation and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K).(1)
10.70	Employment Agreement, dated December 27, 1996, between Starwood Vacation Ownership and Raymond Gellein (incorporated by reference to Exhibit 10.1 to Vistana Inc.’s Registration Statement on Form S-1 filed with the SEC on February 27, 1997).(1)
10.71	Amendment Number 1 and Amendment Number 2 to the Employment Agreement between Starwood Vacation Ownership and Raymond Gellein (incorporated by reference to Exhibits 10.1(a) and 10.1(b) to Vistana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).(1)
10.72	Severance Agreement, dated October 1, 2003, between the Corporation and Raymond Gellein.(1)(2)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation.(2)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation.(2)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust. (2)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust.(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation.(2)

Exhibit
Number	Description of Exhibit

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation.(2)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust.(2)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ STEVEN J. HEYER

Steven J. Heyer
Chief Executive Officer and
Director

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Senior Vice President,
Corporate Controller and
Principal Accounting Officer
Date: March 2, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Heyer Steven J. Heyer	Chief Executive Officer and Director	March 2, 2006

/s/ Bruce W. Duncan Bruce W. Duncan	Chairman and Director	March 3, 2006

/s/ Vasant M. Prabhu Vasant M. Prabhu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2006

/s/ Charlene Barshefsky Charlene Barshefsky	Director	March 3, 2006

/s/ Jean-Marc Chapus Jean-Marc Chapus	Director	March 3, 2006

/s/ Lizanne Galbreath Lizanne Galbreath	Director	March 3, 2006

/s/ Eric Hippeau Eric Hippeau	Director	March 3, 2006

Signature	Title	Date

/s/ Stephen R. Quazzo Stephen R. Quazzo	Director	March 3, 2006

/s/ Thomas O. Ryder Thomas O. Ryder	Director	March 3, 2006

/s/ Daniel W. Yih Daniel W. Yih	Director	March 3, 2006

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	March 3, 2006

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS

By:	/s/ Steven J. Heyer

Steven J. Heyer
Chief Executive Officer and
Trustee

By:	/s/ Alan M. Schnaid

Alan M. Schnaid
Senior Vice President,
Corporate Controller and
Principal Accounting Officer
Date: March 2, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Heyer Steven J. Heyer	Chief Executive Officer and Trustee (Principal Executive Officer)	March 2, 2006

/s/ Bruce W. Duncan Bruce W. Duncan	Chairman and Trustee	March 3, 2006

/s/ Vasant M. Prabhu Vasant M. Prabhu	Vice President, Chief Financial Officer (Principal Financial Officer)	March 3, 2006

/s/ Charlene Barshefsky Charlene Barshefsky	Trustee	March 3, 2006

/s/ Jean-Marc Chapus Jean-Marc Chapus	Trustee	March 3, 2006

/s/ Lizanne Galbreath Lizanne Galbreath	Trustee	March 3, 2006

/s/ Eric Hippeau Eric Hippeau	Trustee	March 3, 2006

Signature	Title	Date

/s/ Stephen R. Quazzo Stephen R. Quazzo	Trustee	March 3, 2006

/s/ Thomas O. Ryder Thomas O. Ryder	Trustee	March 3, 2006

/s/ Daniel W. Yih Daniel W. Yih	Trustee	March 3, 2006

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Trustee	March 3, 2006

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors, Board of Trustees and Shareholders of
Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts
We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (a Maryland corporation) (the “Company”) and Starwood Hotels & Resorts (a Maryland real estate investment trust) (the “Trust”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, equity, and cash flows of the Company for each of the three years in the period ended December 31, 2005 and the consolidated statements of income and cash flows of the Trust for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index to Financial Statements and Schedules. These financial statements and schedules are the responsibility of the Company’s and Trust’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and the Trust at December 31, 2005 and 2004, and the consolidated results of the Company’s and the Trust’s operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s and the Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
New York, New York
March 2, 2006

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$897	$326
Restricted cash	295	347
Accounts receivable, net of allowance for doubtful accounts of $50 and $58	642	482
Inventories	280	371
Prepaid expenses and other	169	157

Total current assets	2,283	1,683
Investments	403	453
Plant, property and equipment, net	3,956	4,341
Assets held for sale	3,147	3,189
Goodwill and intangible assets, net	2,263	2,011
Other assets	402	621

	$12,454	$12,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$1,219	$590
Short-term borrowings held for sale	—	29
Accounts payable	156	200
Accrued expenses	1,049	867
Accrued salaries, wages and benefits	297	299
Accrued taxes and other	158	143

Total current liabilities	2,879	2,128
Long-term debt	2,374	3,297
Long-term debt held for sale	552	526
Deferred income taxes	562	880
Other liabilities	851	652

	7,218	7,483

Minority interest	25	27

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 562,222 and 597,825 shares at December 31, 2005 and 2004, respectively	—	—
Class B exchangeable preferred shares of the Trust; $0.01 par value; authorized 15,000,000 shares; outstanding 24,627 and 52,785 shares at December 31, 2005 and 2004, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 217,218,781 and 208,730,800 shares at December 31, 2005 and 2004, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 217,218,781 and 208,730,800 shares at December 31, 2005 and 2004, respectively	2	2
Additional paid-in capital	5,412	5,121
Deferred compensation	(53)	(14)
Accumulated other comprehensive loss	(322)	(255)
Retained earnings (accumulated deficit)	170	(68)

Total stockholders’ equity	5,211	4,788

	$12,454	$12,298

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)

	Year Ended December 31,

	2005	2004	2003

Revenues
Owned, leased and consolidated joint venture hotels	$3,517	$3,326	$3,085
Vacation ownership and residential sales and services	889	640	439
Management fees, franchise fees and other income	501	419	255
Other revenues from managed and franchised properties	1,070	983	851

	5,977	5,368	4,630
Costs and Expenses
Owned, leased and consolidated joint venture hotels	2,634	2,519	2,392
Vacation ownership and residential	661	488	340
Selling, general, administrative and other	370	331	200
Restructuring and other special charges (credits), net	13	(37)	(9)
Depreciation	387	413	410
Amortization	20	18	19
Other expenses from managed and franchised properties	1,070	983	851

	5,155	4,715	4,203
Operating income	822	653	427
Gain on sale of VOI notes receivable	25	14	15
Equity earnings from unconsolidated ventures, net	64	32	12
Interest expense, net of interest income of $19, $3 and $5	(239)	(254)	(282)
Loss on asset dispositions and impairments, net	(30)	(33)	(183)

Income (loss) from continuing operations before taxes and minority equity	642	412	(11)
Income tax benefit (expense)	(172)	(43)	113
Tax expense on repatriation of foreign earnings under the American Jobs Creation Act of 2004	(47)	—	—
Minority equity in net loss	—	—	3

Income from continuing operations	423	369	105
Discontinued operations:
Loss from operations, net of tax benefit of $(1), $0 and $0	(1)	—	(2)
Gain on dispositions, net of tax expense (benefit) of $0, $(10) and $40	—	26	206

Net income	$422	$395	$309

Earnings Per Share — Basic
Continuing operations	$1.95	$1.78	$0.52
Discontinued operations	—	0.13	1.01

Net income	$1.95	$1.91	$1.53

Earnings Per Share — Diluted
Continuing operations	$1.88	$1.72	$0.51
Discontinued operations	—	0.12	0.99

Net income	$1.88	$1.84	$1.50

Weighted average number of Shares	217	207	203

Weighted average number of Shares assuming dilution	225	215	207

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,

	2005	2004	2003

Net income	$422	$395	$309

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(60)	79	139
Minimum pension liability adjustments	(6)	(4)	(1)
Unrealized holding gains (losses)	(1)	4	3
Change in fair value of derivative instruments	—	—	(1)

	(67)	79	140

Comprehensive income	$355	$474	$449

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Exchangeable
	units and								Accumulated
	Class B EPS		Class A EPS		Shares				Other	Retained Earnings
							Additional Paid-in	Deferred	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital(b)	Compensation	Loss(a)	Deficit)

Balance at December 31, 2002	1	$51	—	$—	200	$4	$4,905	$(14)	$(474)	$(424)
Net income	—	—	—	—	—	—	—	—	—	309
Stock option and restricted stock award transactions, net	—	—	—	—	2	—	67	5	—	—
ESPP stock issuances	—	—	—	—	—	—	8	—	—	—
Share repurchases	—	—	—	—	—	—	(28)	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(20)	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	139	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(1)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	3	—
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(1)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(172)

Balance at December 31, 2003	1	31	—	—	202	4	4,952	(9)	(334)	(287)
Net income	—	—	—	—	—	—	—	—	—	395
Stock option and restricted stock award transactions, net	—	—	—	—	14	—	456	(5)	—	—
ESPP stock issuances	—	—	—	—	—	—	12	—	—	—
Share repurchases	—	—	—	—	(7)	—	(310)	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	(1)	(31)	1	—	—	—	11	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	79	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(4)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	4	—
Distributions declared	—	—	—	—	—	—	—	—	—	(176)

Balance at December 31, 2004	—	—	1	—	209	4	5,121	(14)	(255)	(68)
Net income	—	—	—	—	—	—	—	—	—	422
Stock option and restricted stock award transactions, net	—	—	—	—	12	—	542	(39)	—	—
ESPP stock issuances	—	—	—	—	—	—	12	—	—	—
Share repurchases	—	—	—	—	(4)	—	(253)	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—	—	—	—	—	(10)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(60)	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(6)	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	(1)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(184)

Balance at December 31, 2005	—	$—	1	$—	217	$4	$5,412	$(53)	$(322)	$170

(a)	As of December 31, 2005, this balance is comprised of $299 million of cumulative translation adjustments, $7 million of cumulative unrealized gains on securities, including derivative instruments, and $30 million of cumulative minimum pension liability adjustments.

(b)	Stock option exercises are net of a tax benefit of $66 million, $70 million and $5 million in 2005, 2004 and 2003, respectively.
The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2005	2004	2003

Operating Activities
Net income	$422	$395	$309
Adjustments to net income:
Discontinued operations:
Gain on dispositions, net	—	(26)	(206)
Other adjustments relating to discontinued operations	11	1	13
Depreciation and amortization	407	431	429
Amortization of deferred loan costs	12	12	14
Non-cash portion of restructuring and other special charges (credits), net	(3)	(37)	(9)
Non-cash foreign currency losses (gains), net	2	(9)	(4)
Provision for doubtful accounts	6	25	34
Minority equity in net loss	—	—	(3)
Distributions in excess of equity earnings	(7)	31	71
Gain on sale of VOI notes receivable	(25)	(14)	(15)
Loss on asset dispositions and impairments, net	30	33	183
Changes in working capital:
Restricted cash	50	(257)	17
Accounts receivable	(152)	(67)	6
Inventories	105	(22)	6
Prepaid expenses and other	(8)	(52)	8
Accounts payable and accrued expenses	157	118	55
Accrued and deferred income taxes	(245)	7	(138)
Other, net	2	9	(4)

Cash from operating activities	764	578	766

Investing Activities
Purchases of plant, property and equipment	(464)	(333)	(302)
Proceeds from asset sales, net	510	74	1,042
Collection (issuance) of notes receivable, net	11	(2)	(2)
Acquisitions, net of acquired cash	(242)	(65)	—
Investments	47	(73)	(11)
Proceeds from (acquisition of) senior debt	221	(4)	(203)
Other, net	2	(12)	(9)

Cash from (used for) investing activities	85	(415)	515

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	333	(20)	(344)
Long-term debt issued	9	300	446
Long-term debt repaid	(583)	(451)	(911)
Distributions paid	(176)	(172)	(170)
Proceeds from employee stock option exercises	405	379	54
Share repurchases	(228)	(310)	(28)
Other, net	(13)	1	(26)

Cash used for financing activities	(253)	(273)	(979)

Exchange rate effect on cash and cash equivalents	(25)	9	17

Increase (decrease) in cash and cash equivalents	571	(101)	319
Cash and cash equivalents — beginning of period	326	427	108

Cash and cash equivalents — end of period	$897	$326	$427

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$274	$293	$287

Income taxes, net of refunds	$447	$21	$17

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash	5	—
Receivable, Corporation	568	535
Accounts receivable, net	11	—

Total current assets	585	536
Investments, Corporation	848	848
Investments	28	28
Plant, property and equipment, net	2,959	3,254
Long-term receivables, Corporation, net	2,298	2,043
Goodwill and intangible assets, net	207	207
Other assets	8	9

	$6,933	$6,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$11	$10
Accounts payable	3	3
Accrued expenses	18	24
Distributions payable, Corporation	328	225
Distributions payable	184	176

Total current liabilities	544	438
Long-term debt	428	435

	972	873

Minority interest	31	29

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 562,222 and 597,825 shares at December 31, 2005 and 2004, respectively	—	—
Class B exchangeable preferred shares of the Trust; $0.01 par value; authorized 15,000,000 shares; outstanding 24,627 and 52,785 shares at December 31, 2005 and 2004, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at December 31, 2005 and 2004	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 217,218,781 and 208,730,800 shares at December 31, 2005 and 2004, respectively	2	2
Additional paid-in capital	7,787	7,761
Distributions in excess of net income	(1,859)	(1,740)

Total stockholders’ equity	5,930	6,023

	$6,933	$6,925

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,

	2005	2004	2003

Revenues
Rent and interest, Corporation	$565	$536	$526

	565	536	526

Costs and Expenses
Selling, general and administrative	3	3	3
Depreciation	148	156	165

	151	159	168

Operating income	414	377	358
Equity losses from unconsolidated joint venture	—	(1)	(2)
Interest expense, net	(34)	(36)	(35)
Gain (loss) on asset dispositions and impairments, net	18	(23)	(186)
Income tax benefit (expense)	(2)	7	(3)
Minority equity in net loss (income)	(3)	(2)	1

Net income	$393	$322	$133

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2005	2004	2003

Operating Activities
Net income	$393	$322	$133
Adjustments to net income:
Depreciation and amortization	148	156	165
Amortization of deferred loan costs	—	1	—
Minority equity in net income (loss)	3	2	(1)
Distributions in excess of equity earnings	—	—	2
(Gain) loss on asset dispositions and impairments, net	(18)	23	186
Receivable, Corporation	(287)	(52)	(441)
Other, net	(11)	3	(1)

Cash from operating activities	228	455	43

Investing Activities
Purchases of plant, property and equipment	(75)	(100)	(66)
Proceeds from asset sales, net	223	43	402
Other, net	11	(4)	—

Cash from (used for) investing activities	159	(61)	336

Financing Activities
Long-term debt issued	4	—	70
Long-term debt repaid	(10)	(9)	(63)
Distributions paid	(176)	(172)	(170)
Distributions paid to Corporation	(225)	(213)	(206)
Share repurchases	(17)	(30)	(3)
Proceeds from employee stock option exercises	47	56	10
Other, net	(10)	(27)	(17)

Cash used for financing activities	(387)	(395)	(379)

Decrease in cash and cash equivalents	—	(1)	—
Cash and cash equivalents — beginning of period	1	2	2

Cash and cash equivalents — end of period	$1	$1	$2

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$33	$33	$33

Income taxes, net of refunds	$2	$(21)	$3

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
      The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation and its subsidiaries (“Sheraton Holding”) (formerly ITT Corporation) and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and, together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.
      Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of more than 860 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.
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
      Pursuant to a reorganization in 1999, the Trust became a subsidiary of the Corporation, which directly and indirectly holds all outstanding shares of the new Class A shares of beneficial interest of the Trust (“Class A Shares”). Each Trust Share was converted into one share of the new non-voting Class B Shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share.
      The Corporation, through its subsidiaries, is the general partner of, and held, as of December 31, 2005, an aggregate 98.7% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.6% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of December 31, 2005. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At December 31, 2005, there were approximately 5.4 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.	Significant Accounting Policies
      Principles of Consolidation. The accompanying consolidated financial statements of the Company and the Trust and their subsidiaries include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which the Company and/or the Trust exercise control. Intercompany transactions and balances have been eliminated in consolidation.
      Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
      Restricted Cash. Restricted cash primarily consists of deposits received on sales of VOIs that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Inventories. Inventories are comprised principally of VOIs of $168 million and $187 million as of December 31, 2005 and 2004, respectively, and residential of $36 million and $108 million at December 31, 2005 and 2004, respectively, and hotel operating supplies. VOI and residential inventory is carried at the lower of cost or net realizable value and includes $15 million, $13 million and $7 million of capitalized interest incurred in 2005, 2004 and 2003, respectively. Hotel operating supplies are generally valued at the lower of cost (first-in, first-out) or market. Inventory also includes food and beverage stock items as well as linens, china, glass, silver, uniforms, utensils and guest room items. The food and beverage inventory items are recorded at the lower of FIFO cost (first-in, first-out) or market. Significant purchases of linens, china, glass, silver, uniforms, utensils and guest room items are recorded at purchased cost and amortized to 50% of their cost over 36 months. Normal replacement purchases are expensed as incurred.
      Loan Loss Reserves. For the hotel segment, the Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies the loan impairment policy individually to all loans in the portfolio and does not aggregate loans for the purpose of applying such policy. For loans that the Company has determined to be impaired, the Company recognizes interest income on a cash basis.
      For the vacation ownership segment, the Company provides for estimated mortgages receivable cancellations and defaults at the time the VOI sales are recorded with a charge to vacation ownership and residential expenses. The Company performs an analysis of factors such as economic condition and industry trends, defaults, past due aging and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.
      Assets Held for Sale. The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, the Company records the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of properties for which the Company has significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the life of the associated involvement (e.g., the initial term of the related agreement). The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless the Company will have continuing involvement (such as through a management or franchise agreement) after the sale.
      Investments. Investments in joint ventures are accounted for using the guidance of the revised Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46 “Consolidation of Variable Interest Entities” (“FIN 46(R)”) for all ventures deemed to be variable interest entities. See additional discussion in the “Impact of Recently Issued Accounting Standards” section to this footnote. All other joint venture investments are accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% or in certain cases, if the Company exercises control over the venture, the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.
      The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment, which is dependent on the performance of the investment as well as the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
volatility inherent in external markets for these types of investments. In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investment. If these forecasts are not met, the Company may have to record impairment charges.
      Plant, Property and Equipment. Plant, property and equipment, including capitalized interest of $10 million, $5 million and $7 million incurred in 2005, 2004 and 2003, respectively, applicable to major project expenditures, are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 7 years for information technology software and equipment and the lesser of the lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the assets sold are insignificant.
      The Company evaluates the carrying value of its assets for impairment. For assets in use when the trigger events specified in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are met, the expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of such assets. If the fair value of the assets which have been identified for sale is less than the net book value of the assets, the carrying value of the assets is reduced to fair value less selling costs. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.
      Goodwill and Intangible Assets. Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. In accordance with the guidance in SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives. The Company reviews all goodwill and intangible assets with indefinite lives for impairment by comparisons of fair value to book value annually, or upon the occurrence of a trigger event. Impairment charges, if any, are recognized in operating results.
      Frequent Guest Program. Starwood Preferred Guest® (“SPG”) is the Company’s frequent guest incentive marketing program. SPG members earn points based on their spending at the Company’s properties, as incentives to first-time buyers of VOIs and residences, and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines. Points can be redeemed at most of the Company’s owned, leased, managed and franchised properties as well as through other redemption opportunities with third parties, such as conversion of airline miles. Properties are charged based on hotel guests’ expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of December 31, 2005 and 2004 is $314 million and $255 million, respectively.
      Legal Contingencies. The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position or its results of operations.
      Derivative Financial Instruments. The Company enters into interest rate swap agreements to manage interest rate exposure. The net settlements paid or received under these agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. The related fair value of the swaps is included in other liabilities or assets.
      The Company enters into foreign currency hedging contracts to manage exposure to foreign currency fluctuations. All foreign currency hedging instruments have an inverse correlation to the hedged assets or liabilities. Changes in the fair value of the derivative instruments are classified in the same manner as the classification of the changes in the underlying assets or liabilities due to fluctuations in foreign currency exchange rates.
      The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.
      Foreign Currency Translation. Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net gain of $2 million, $9 million and $4 million in 2005, 2004 and 2003, respectively. Gains and losses from foreign currency transactions are reported currently in costs and expenses and amounted to a net loss of $4 million in 2005. Gains and losses from foreign currency transactions were insignificant in 2004 and 2003.
      Income Taxes. The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Earnings Per Share. The following represents a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Year Ended December 31,

	2005			2004			2003

			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share

Basic earnings from continuing operations	$423	217	$1.95	$369	207	$1.78	$105	203	$0.52
Effect of dilutive securities:
Employee options and restricted stock awards	—	8		—	8		—	4

Diluted earnings from continuing operations	$423	225	$1.88	$369	215	$1.72	$105	207	$0.51

      Included in the Basic Share numbers are approximately 1 million shares of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) for each of the years ended December 31, 2005, 2004 and 2003.
      The Company has contingently convertible debt, the terms of which allow for the Company to redeem such instruments in cash, and the Company has a history of settling convertible debt instruments in cash. The Company, in accordance with SFAS No. 128, “Earnings per Share,” has utilized the if-converted method if certain trigger events are met. One of the trigger events for the Company’s contingently convertible debt is met if the closing sale price per Share is $60 or more for a specified length of time. During the fourth quarter of 2005, this trigger event was met. The Company expects to settle the principal portion of the convertible debt in cash with the excess amount settled in Shares. As a result, approximately 400,000 Shares were included in the diluted Shares for the year ended December 31, 2005 based on the Company’s closing stock price of $63.86 on December 30, 2005.
      At December 31, 2004, 7 million shares issuable under convertible debt were excluded from the calculation of diluted earnings per Share numbers as the trigger events for conversion had not occurred.
      Stock-Based Compensation. The Company has four stock-based employee long-term incentive plans, which are described in Note 19. Stock Incentive Plans. Through December 31, 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Through December 31, 2005, in general, no stock-based employee compensation cost was reflected in net income as all options granted to employees under these plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31,

	2005	2004	2003

	(In millions, except per
	Share data)
Net income, as reported	$422	$395	$309
Deduct: SFAS No. 123 compensation cost	(75)	(83)	(75)
Tax effect	25	28	26

Proforma net income	$372	$340	$260

Earnings per Share:
Basic, as reported	$1.95	$1.91	$1.53

Basic, proforma	$1.72	$1.64	$1.28

Diluted, as reported	$1.88	$1.84	$1.50

Diluted, proforma	$1.65	$1.59	$1.26

      The Company has determined that a lattice valuation model provides the best estimate of the fair value of options granted under its long-term incentive plans and therefore, for all options granted subsequent to January 1, 2005, the Company changed its option pricing model from the Black Scholes model to the lattice model. The Company’s former Executive Chairman resigned in the second quarter of 2005 and in accordance with his employment agreement, all of his previously unvested stock options (approximately 800,000 options) immediately vested. The fair value of these options is included in the proforma compensation cost above for the year ended December 31, 2005.
      Average lattice model assumptions:

	Year Ended
	December 31, 2005

Dividend yield	1.80%
Volatility:
Near term	25%
Long term	40%
Expected life	6 y	rs
Yield curve:
6 month	2.80%
1 year	2.98%
3 year	3.45%
5 year	3.66%
10 year	4.08%

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Average Black Scholes assumptions:

	Year Ended
	December 31,

	2004		2003

Dividend Yield	2.5%		3.1%
Volatility	42%		42%
Risk-free rate	3.2%		3.2%
Expected life	6 y	rs	6 y	rs
      The weighted average fair value per Share of options granted in 2005, 2004 and 2003 was $17.23, $13.78 and $8.48, respectively, using the assumptions noted in the tables above.
      Revenue Recognition. The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W and Luxury Collection brand names and termination fees, offset by payments by the Company under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, when the provisions of the management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee.

•	Vacation Ownership and Residential — The Company recognizes revenue from VOI and residential sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes sales when a minimum of 10% of the purchase price for the VOI or residential deposit has been received in cash, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. The Company has also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. The fees from these arrangements are generally based on the gross sales revenue of the units sold.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income and net income.
      Insurance Retention. Through its captive insurance company, the Company provides insurance coverage for workers’ compensation, property and general liability claims arising at hotel properties owned or managed by the Company through policies written directly and through reinsurance arrangements. Estimated insurance claims payable represent expected settlement of outstanding claims and a provision for claims that have been incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information including pending claims, historical experience and current cost trends. The amount of the ultimate liability may vary from these estimates. Estimated costs of these self-insurance programs are accrued, based on the analysis of third-party actuaries.
      Costs Incurred to Sell VOIs. The Company capitalizes direct costs attributable to the sale of VOIs until the sales are recognized. Selling and marketing costs capitalized under this methodology were approximately $28 million and $23 million as of December 31, 2005 and 2004, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of SFAS No. 67, “Accounting for Costs and Initial Rental Operation of Real Estate Projects.” If a contract is cancelled, the Company charges the unrecoverable direct selling and marketing costs to expense and records forfeited deposits as income.
      VOI and Residential Inventory Costs. Real estate and development costs are valued at the lower of cost or net realizable value. Development costs include both hard and soft construction costs and together with real estate costs are allocated to VOIs and residential units on the relative sales value method. Interest, property taxes and certain other carrying costs incurred during the construction process are capitalized as incurred. Such costs associated with completed VOI and residential units are expensed as incurred.
      Advertising Costs. Starwood and its brand marketing co-ops enter into multi-media ad campaigns, including television, radio, internet and print advertisements. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7 “Reporting on Advertising Costs.” If it becomes apparent that the media campaign will not take place, all costs are expensed at that time. During the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $117 million, $120 million and $110 million of advertising expense, respectively, a significant portion of which was reimbursed by managed and franchised hotels.
      Retained Interests. The Company periodically sells notes receivable originated by our vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips. These Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Retained Interests through the accompanying consolidated statement of income for trading securities and through the accompanying consolidated statement of comprehensive income for available-for-sale securities. The Company had Retained Interests of $68 million and $58 million at December 31, 2005 and 2004, respectively.
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
      Impact of Recently Issued Accounting Standards. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Proforma disclosure is no longer an alternative. The new standard is effective for fiscal years beginning after June 15, 2005 and therefore will be implemented by Starwood in the first quarter of 2006. Adoption of this standard will reduce the Company’s net income and earnings per share. Based on the Company’s current share-based payment compensation plan, the adoption of SFAS No. 123(R) using the modified prospective method is expected to result in a pre-tax expense of approximately $45 million or $0.13 of diluted earnings per Share in 2006.
      In December 2004 the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66 and SFAS No. 67 in association with the issuance of AICPA SOP 04-2, “Accounting for Real Estate Time-Sharing Transactions.” These statements were issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005 and therefore will be implemented by the Company in the first quarter of 2006. The Company expects the adoption of this standard to have an impact on the timing of recognition of vacation ownership profits, primarily marketing costs and the changes to the percentage of completion calculation, and result in a one-time pre-tax charge to be recorded as a cumulative effect of an accounting change of approximately $100 million to $120 million in the first quarter of 2006.
      In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” in response to the American Jobs Creation Act of 2004 (the “Act”) which provides for a special one-time dividends received deduction of 85 percent for certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the December 2004 enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. In the third quarter of 2005, Starwood’s Board of Directors adopted a plan to repatriate approximately $550 million and, accordingly, the Company recorded a tax liability of approximately $47 million. In accordance with the Act, in the fourth quarter of 2005 the Company borrowed these funds in Italy, repatriated them to the United States and reinvested them pursuant to the terms of a domestic reinvestment plan which has been approved by the Company’s Board of Directors.
      In November 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which states that contingently convertible debt instruments are subject to the if-converted method under FASB Statement No. 128, regardless of the contingent features included in the instrument. As the terms of the contingently convertible debt instrument allow for the Company to redeem such instruments in cash and the Company has a history of settling convertible debt instruments in cash, the Company, in accordance with SFAS No. 128, has utilized the if-converted method if certain trigger events are met. Accordingly, EITF No. 04-8 did not have an impact to the Company’s net income or earnings per share.
      In January 2003, the FASB issued FIN 46 which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
expected losses and/or receives a majority of the expected residual returns. In December 2003, the FASB issued FIN 46(R) delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46 and FIN 46(R), the Company has evaluated its various variable interests to determine whether they are in VIE’s. These variable interests, which generally represent modest interests relative to the other investors in the ventures, are primarily related to the Company’s strategy to expand its role as a third-party manager of hotels and resorts, allowing the Company to increase the presence of its lodging brands and gain additional cash flow. The evaluation identified the following types of variable interests: (a) subordinated loans to ventures which have typically taken the form of first or second mortgage loans, (b) equity investments in ventures which have typically ranged from 10% to 30% of the equity, (c) guarantees to ventures which have typically related to loan guarantees on new construction projects that are well capitalized and which typically expire within a few years of the hotels opening and (d) other types of contributions to ventures owning hotels to secure the management or franchise contract. The Company also reviewed its other management and franchise agreements related to hotels that the Company has no other investments in and concluded that such arrangements were not variable interests since the Company is paid at a level commensurate with the services provided and on the same level as other operating liabilities and the hotel owners retain the right to terminate the arrangements under certain circumstances.
      Of the over 700 hotels that the Company manages or franchises for third-party owners, the Company has identified approximately 25 hotels that it has a variable interest in. For those ventures that the Company holds a variable interest, it determined that the Company was not the PB and such VIE’s should not be consolidated in the Company’s financial statements. The Company’s outstanding net loan balances exposed to losses as a result of its involvement in VIE’s totaled $70 million and $75 million at December 31, 2005 and 2004, respectively. Equity investments and other types of investments related to VIE’s totaled $12 million and $62 million, respectively, at December 31, 2005 and $34 million and $37 million, respectively, at December 31, 2004. Information concerning the Company’s exposure to loss on loan guarantees and commitments to fund other types of contributions is summarized in Note 22. Commitments and Contingencies.

Note 3.	Restricted Cash
      State and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days. As such, cash collected from such sales during the rescission period, as well as cash collected from sales before the certificate of occupancy is obtained are both classified as restricted cash in the Company’s consolidated balance sheets. At December 31, 2005 and 2004, the Company had $216 million and $200 million, respectively, of such restricted cash.
      In addition, provisions of certain of the Company’s secured debt require that cash reserves be maintained. Additional cash reserves are required if aggregate operations of the related hotels fall below a specified level over a specified time period. Additional cash reserves for certain debt became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq and the worldwide economic downturn. The industry performance has since improved substantially, and in August 2005, the aggregate hotel operations met the specified levels over the required time period, and the additional cash reserves, plus accrued interest, were released to the Company. As of December 31, 2005 and 2004, $9 million and $132 million, respectively, was included in restricted cash in the Company’s consolidated balance sheets related to these required cash reserves.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Significant Acquisitions
      Acquisition of Le Méridien. In November 2005, the Company acquired the Le Méridien brand and the related management and franchise business for the portfolio of 122 hotels and resorts. The purchase price of approximately $225 million was funded from available cash and the return of the original Le Méridien investment. The Company has accounted for this acquisition under the purchase method in accordance with SFAS No. 141, “Business Combinations,” and has preliminarily allocated $186 million of the purchase price to goodwill with the remainder assigned to the estimated fair value of the assets acquired and liabilities assumed of the Le Méridien brand.
      Recapitalization of the Joint Venture that Owns the Sheraton Imperial Hotel. In August 2005, the Company provided a $30 million loan related to the recapitalization of the joint venture that owns the Sheraton Imperial Hotel in Kuala Lumpur, Malaysia. The Company has a 49% ownership interest in the joint venture.
      Acquisition of the Remaining Interest in PT Indo-Pacific Sheraton. In August 2005, the Company acquired the remaining 55% ownership interest in PT Indo-Pacific Sheraton (“IPS”) for approximately $12 million. IPS is an Indonesian management company that has the exclusive right to manage all Sheraton hotels in Indonesia. IPS currently manages ten properties. Prior to August 2005, the Company owned 45% of IPS.
      Acquisition of Sheraton Kauai Resort. In March 2004, the Company acquired the 413-room Sheraton Kauai Resort on Poipu Beach in Kauai, Hawaii. The purchase price for the property was approximately $40 million and was funded from available cash. Prior to the acquisition, the Company managed the property for the former owner.
      Tender Offer to Acquire Partnership Units of Westin Hotels Limited Partnership. In the fourth quarter of 2003, the Company commenced a tender offer to acquire any and all of the outstanding limited partnership units of Westin Hotels Limited Partnership, the entity that indirectly owned the Westin Michigan Avenue Hotel in Chicago, Illinois, one of the Company’s managed hotels. The tender offer expired on February 20, 2004 and approximately 34,000 units were tendered to the Company and accepted for payment, representing approximately 25% of the outstanding units. The purchase price of approximately $26 million was funded from available cash. In January 2005, the Westin Michigan Avenue Hotel was sold and the Company received proceeds of approximately $27 million.
      Acquisition of Bliss World LLC. In January 2004, the Company acquired a 95% interest in Bliss World LLC which, at the time of the acquisition, operated three stand alone spas (two in New York, New York and one in London, England) and a beauty products business with distribution through its own internet site and catalogue as well as through third party retail stores. The aggregate purchase price for the acquired interest was approximately $25 million and was funded from available cash. The Company recorded approximately $22 million in goodwill associated with this acquisition. In 2005, the Company acquired the remaining 5% interest for approximately $1 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5.	Asset Dispositions and Impairments
      In December 2005, the Company sold the Hotel Danieli in Venice, Italy for approximately 177 million euros (approximately $213 million based on the exchange rate at the time the sale closed) in cash. The Company continues to manage the hotel subject to a long-term management contract. Accordingly, the gain on the sale of approximately $128 million was deferred and is being recognized in earnings over the 10-year life of the management contract.
      The Company sold four additional hotels for approximately $53 million in cash during 2005 and recorded losses totaling approximately $13 million associated with these sales. The Company had recorded impairment charges of $17 million in 2004 related to one of these properties.
      Also during 2005, the Company sold three hotels unencumbered by long-term management contracts for approximately $171 million in cash and recorded gains totaling approximately $38 million associated with these sales.
      In August 2005 the Company completed the sale of the St. Regis hotel in Washington D.C. for approximately $47 million in cash. The Company continues to manage the hotel subject to a long-term management contract. Accordingly, the gain on the sale of approximately $32 million was deferred and is being recognized in earnings over the 15-year life of the management contract.
      In April 2005, the Company completed the sale of the Sheraton Lisboa Hotel and Towers in Lisbon, Portugal for approximately $31 million in cash. The Company continues to manage the hotel subject to a long-term management contract. Accordingly, the gain on the sale of approximately $6 million was deferred and is being recognized in earnings over the 20-year life of the management contract.
      The hotels sold in 2005 were generally encumbered by long-term management or franchise contracts so their operations prior to the sale date are not classified as discontinued operations.
      The Company recorded an impairment charge of approximately $17 million in 2005 associated with the owned Sheraton hotel in Cancun, Mexico that is being partially demolished to build vacation ownership units. The Company also recorded an impairment charge of approximately $32 million in accordance with SFAS No. 144 in order to write down one hotel to its fair market value.
      Subsequent to December 31, 2005, Starwood entered into definitive agreements and later sold two hotels with a carrying value of approximately $74 million for approximately $123 million in cash. These hotels were sold subject to franchise agreements. The resulting gain net of allocated goodwill and other liabilities of approximately $31 million will be recognized in the first quarter of 2006.
      During 2004, the Company sold two hotels for approximately $56 million in cash. The Company recorded a net loss of $33 million primarily related to the sale of these hotels, the impairment of one hotel sold in January 2005, and three investments deemed impaired in 2004.
      During 2003 the Company recorded a $183 million charge primarily related to the impairment of 18 non-core domestic hotels that were held for sale. The Company sold 16 of these hotels for approximately $404 million in cash, the majority of which were sold subject to franchise agreements.
      In June 2003, the Company also sold a portfolio of assets including four hotels, a marina and shipyard, a golf club and a 51% interest in its undeveloped land in Costa Smeralda in Sardinia, Italy (“Sardinia Assets”) for 290 million euros (approximately $340 million based on exchange rates at the time the sale closed) in cash. The Company continues to manage the four hotels subject to long-term management contracts. Accordingly, the results related to the Sardinia Assets prior to the sale date are not classified as discontinued operations and the gain on sale of approximately $77 million was deferred and is being recognized in earnings over the 10.5 year life of the management contracts. The Company recorded a $9 million gain on the sale of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
the 51% interest in the undeveloped land. This gain was offset by a $9 million write down of the value of a hotel which was formerly operated together with one of the non-core domestic hotels and is now closed and under review for alternative use and a $2 million charge related to an impairment of an investment.

Note 6.	Notes Receivable Securitizations and Sales
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
      With respect to those transactions still outstanding at December 31, 2005, the Company retains economic interests (the “Retained Interests”) in securitized and sold VOI notes receivables through SPE ownership of QSPE beneficial interests (securitizations) and the right to a deferred purchase price payable by the purchaser of the sold VOI notes receivable. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests (securitizations) and VOI notes receivable (sales). Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable, QSPE fixed rate interest expense, the third party purchaser’s contractual floating rate yield (VOI notes receivable sales), and program fees (VOI note receivables sales).
      Retained Interests relating to pre-2002 securitizations and sales are classified and accounted for as “trading” while Retained Interests relating to subsequent securitizations and sales are classified and accounted for as “available-for-sale” securities, respectively, both in accordance with SFAS No. 115 and SFAS No. 140.
      The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $13 million, $15 million and $19 million during 2005, 2004, and 2003, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in net gains of approximately $1 million, $1 million and $6 million in 2005, 2004 and 2003, respectively, which amounts are included in gain on sale of VOI notes receivable in the Company’s statements of income and are not included in the 2005, 2004 and 2003 gain amounts indicated below.
      During 2005, the Company securitized approximately $221 million of VOI notes receivable (the “2005 Securitization”) resulting in gross cash proceeds of approximately $197 million. The related gain of $24 million is included in gain on sale of VOI notes receivable in the Company’s statements of income. In connection with the 2005 Securitization, the Company used a portion of the proceeds to repurchase all the remaining receivables under the 2004 Purchase Facility described below for approximately $64 million.
      Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2005 Securitization and at December 31, 2005, relating to the 2005 Securitization, were as follows: discount rate of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
10%; annual prepayments, which yields an average expected life of the prepayable VOI notes receivable of 99 months; and expected gross VOI notes receivable balance defaulting as a percentage of the total initial pool of 11.0%. These key assumptions are based on the Company’s experience.
      During 2004, the Company sold, in several sales, $113 million of VOI notes receivable pursuant to an arrangement (the “2004 Purchase Facility”) with third party purchasers. The Company’s net cash proceeds received from these sales were approximately $103 million. Total gains from these sales of $13 million are included in gain on sale of VOI notes receivable in the Company’s statements of income in 2004. As discussed above, in connection with the 2005 Securitization, the Company repurchased all the remaining receivables under the 2004 Purchase Facility.
      Key assumptions used in measuring the fair value of the Retained Interests at the time of sale at December 31, 2004 under the 2004 Purchase Facility were as follows: discount rate of 12%; annual prepayments, which yields an average expected life of the prepayable VOI notes receivable of 99 months; and expected gross VOI notes receivable balance defaulting as a percentage of the total initial pool of 15.1%. These key assumptions are based on the Company’s experience.
      During 2003, the Company securitized $181 million of VOI notes receivable (the “2003 Securitization”). The Company’s net cash proceeds from this securitization were approximately $63 million. The related gain of $9 million is included in gain on sale of VOI notes receivable in the Company’s statements of income. In connection with the 2003 Securitization, the Company repurchased all the remaining VOI notes receivable that had originally been sold in 2002.
      Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2003 Securitization and at December 31, 2004, relating to the 2003 Securitization, were as follows: discount rate of 14%; annual prepayments, which yields an average expected life of prepayable notes receivable of 89 months; and expected gross VOI notes receivable balance defaulting as a percentage of the total initial pool of 17.8%.
      At December 31, 2005, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $339 million. The delinquent principal amounts of those VOI notes receivables that were more than 90 days delinquent at December 31, 2005 was approximately $2 million.
      At December 31, 2005 and 2004, the Company owned approximately $190 million and $180 million, respectively, of fixed rate VOI notes receivable, which are included in accounts receivable and other assets in the Company’s balance sheets. The delinquent principal balance of those VOI notes receivables that were more than 90 days delinquent at December 31, 2005 was approximately $17 million.
      Net credit losses for all VOI notes receivable were $10 million, $14 million, and $19 million during 2005, 2004, and 2003, respectively.
      The Company received aggregate cash proceeds of $35 million, $32 million and $33 million from the Retained Interests during 2005, 2004, and 2003, respectively, and aggregate servicing fees of $3 million annually related to these VOI notes receivable in 2005, 2004, and 2003.
      At the time of each receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.
      The Company has completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at December 31, 2005 was approximately $68 million. The decrease in value of the Retained Interests that would

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.7
100 basis points-percentage	1.1%
200 basis points-dollars	$1.4
200 basis points-percentage	2.1%
Discount rate:
100 basis points-dollars	$1.4
100 basis points-percentage	2.2%
200 basis points-dollars	$2.8
200 basis points-percentage	4.3%
Gross annual rate of credit losses:
100 basis points-dollars	$4.6
100 basis points-percentage	7.1%
200 basis points-dollars	$9.1
200 basis points-percentage	14.0%

Note 7.	Assets and Debt Held for Sale
      The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, the Company records the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of properties, for which the Company continues to manage the property through a long-term management agreement, is deferred and recognized over the life of the associated involvement (e.g., the initial term of the related agreement). The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless the Company will have continuing involvement, through a management or franchise agreement, after the sale.
      In December 2005, the Company entered into a purchase and sale agreement for the sale of three hotels for $146 million and received a significant non-refundable deposit from the buyer. In accordance with SFAS No. 144, the Company classified these assets and the estimated goodwill to be allocated to the sale as held for sale and ceased depreciating them. As the hotels were sold subject to franchise agreements, the operations of the hotels are not classified as discontinued operations. The sale was completed in January 2006.
      On November 14, 2005, the Company entered into a definitive agreement to sell 38 properties to Host Marriott Corporation (“Host”) for approximately $4.1 billion (based on the closing price of Host’s stock immediately prior to that date) including 133.5 million shares of Host stock and approximately $1,767 million in cash and debt assumption. As part of this transaction, a subsidiary of Host will be acquiring, among other assets, all the stock of the Trust in a transaction that will be taxable to shareholders. Starwood’s shareholders will receive 0.6122 shares of Host stock and 50.3 cents in cash for each share of Class B stock they own. The Company will receive approximately $1,645 million of the proceeds in the form of cash and debt assumption. Since the Company has entered into a definitive agreement to sell these hotels, in accordance with SFAS No. 144, at December 31, 2005, the Company classified these hotels, the estimated goodwill to be

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
allocated to the sale and the debt to be assumed by Host as held for sale. The Company has also ceased depreciating these assets.
      Under the terms of the Master Agreement and Plan of Merger (“Merger Agreement”) with Host, Starwood is required to use commercially reasonable efforts and Host is required to cooperate with Starwood in such efforts to receive the consent of the bondholders of the $450 million, 2015 Sheraton Holding bonds to enable these bonds to remain obligations of Sheraton Holding following the transaction with Host. The Company and Host are currently in discussions regarding the form and timing of this consent, including whether to amend the Merger Agreement such that a consent would not be pursued. In the event the consent is not received or the Company and Host agree not to go through the consent process, it is expected that the Company will seek to retain the debt and, if retained, will be paid an additional $450 million in cash. In addition, pursuant to the Merger Agreement, Host has given notice that Host is excluding the $150 million, 2025 Sheraton Holding bonds as Specified Indebtedness (as defined in the Merger Agreement), and therefore, Sheraton Holding will not retain this debt. The Company expects that these bonds will be redeemed.
      As part of the agreement, the hotels sold will generally be encumbered by license and management agreements with a 20 year initial term and two 10 year extension options exercisable at the Company’s discretion. Accordingly, the operations of the hotels are not classified as discontinued operations and the expected gain on the sale will be deferred and recognized in earnings over the 20 year initial term of the agreements. The boards of directors of both companies have approved the proposed transaction. However, the transaction is subject to the approval of Host shareholders and to customary closing conditions, including necessary regulatory approvals. The transaction is expected to be completed in the second quarter of 2006.

Note 8.	Discontinued Operations
      In June 2003, the Company sold the Hotel Principe di Savoia in Milan, Italy (“Principe”) for 275 million euros (approximately $315 million based on exchange rates at the time the sale closed) in gross cash proceeds. The Company will have no continuing involvement with the Principe. Therefore, in accordance with SFAS No. 144, the accompanying consolidated financial statements reflect the results of operations of the Principe as a discontinued operation. Interest expense of $7 million for the year ended December 31, 2003 was allocated to discontinued operations based upon the amount of euro denominated debt that was required to be repaid upon the consummation of the sale. Summary financial information for discontinued operations is as follows (in millions):

	Year Ended
	December 31,

	2005	2004	2003

Income Statement Data
Revenues	$—	$—	$22
Operating income (loss)	$(2)	$—	$5
Interest expense on debt repaid with sales proceeds	$—	$—	$7
Income tax benefit	$1	$—	$—
Loss from operations, net of tax	$(1)	$—	$(2)
Gain on disposition, net of tax	$—	$26	$206
      For the year ended December 31, 2005, the loss from operations represents a $2 million sales and use tax assessment related to periods prior to the Company’s disposal of its gaming business which was disposed of in 1999, offset by a $1 million income tax benefit related to this business.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      For the year ended December 31, 2004, the net gain on disposition primarily consists of the reversal of $10 million of reserves set up in conjunction with the sale of the Company’s former gaming business in 1999. The related contingencies were resolved in January 2005 and, therefore, the reserves are no longer required. The gain on disposition also includes a tax benefit of $16 million associated with the disposition of the Company’s former gaming business as a result of the favorable resolution of certain tax matters.
      For the year ended December 31, 2003, the net gain on disposition consists of $174 million of gains recorded in connection with the sale of the Principe on June 30, 2003 and the reversal of $32 million of reserves relating to the Company’s former gaming business disposed of in 1999 that are no longer required as the related contingencies have been resolved.

Note 9.	Goodwill and Intangible Assets
      The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows (in millions):

		Vacation
	Hotel	Ownership
	Segment	Segment	Total

Balance at January 1, 2005	$1,383	$241	$1,624
Acquisitions	193	—	193
Settlement of tax contingency	(2)	—	(2)
Cumulative translation adjustment	(18)	—	(18)
Asset dispositions	(60)	—	(60)

Balance at December 31, 2005	$1,496	$241	$1,737

      Intangible assets consisted of the following (in millions):

	December 31,

	2005	2004

Trademarks and trade names	$339	$232
Management and franchise agreements	220	177
Other	61	64

	620	473
Accumulated amortization	(94)	(86)

	$526	$387

      As previously discussed in Note 4. Significant Acquisitions, the Company acquired the Le Méridien brand and the related management and franchise business for the portfolio of 122 hotels and resorts in November 2005. The Company preliminarily recorded approximately $186 million of goodwill, $107 million of trademarks and trade names, $26 million related to management and franchise agreements and $5 million of other intangible assets with finite lives in connection with this transaction.
      Amortization expense of $19 million, $15 million and $13 million, respectively, related to intangible assets with finite lives was recorded during the years ended December 31, 2005, 2004 and 2003. Amortization expense relating to these assets is expected to be at least $18 million in each of the fiscal years 2005 through 2011.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As previously discussed in Note 7. Assets and Debt Held for Sale, the Company has included approximately $533 million of goodwill in assets held for sale. This represents approximately $514 million of goodwill that the Company expects to allocate to the sale of 38 hotels to Host and approximately $19 million of goodwill that the Company expects to allocate to the sale of three hotels completed in January 2006.

Note 10.	Other Assets
      Other assets include notes receivable, net of $297 million and $295 million at December 31, 2005 and 2004, respectively, primarily related to the financing of VOIs (as discussed in Note 6. Notes Receivable Securitizations and Sales).
      Contractual Obligations. On December 30, 2003, the Company together with Lehman Brothers Holdings Inc. (“Lehman Brothers”), announced the acquisition of all of the outstanding senior debt (approximately $1.3 billion), at a discount, of Le Méridien Hotels and Resorts Ltd. (“Le Méridien”). At December 31, 2004, the approximate $200 million investment was represented by a high yield junior participation interest. As part of this investment, the Company entered into an agreement with Lehman Brothers whereby they would negotiate with the Company on an exclusive basis towards a recapitalization of Le Méridien. In November 2005 the Company acquired the Le Méridien brand and the related management and franchise business for the portfolio of 122 hotels and resorts for approximately $225 million, and the Company’s original investment in the outstanding senior debt of Le Méridien, together with accrued interest, was returned to the Company.

Note 11.	Restructuring and Other Special Charges (Credits)
      The Company had remaining accruals related to restructuring charges of $28 million at December 31, 2005 and $23 million at December 31, 2004, of which $6 million and $19 million is included in other liabilities in the accompanying December 31, 2005 and 2004 consolidated balance sheets, respectively. The following tables summarize restructuring and other special charges (credits) activity during the years ended December 31, 2005, 2004 and 2003:

	Noncash	Cash	Expenditures	Total Charge
	Credits	Receipts	Accrued	(Credit)

Year Ended December 31, 2005
Restructuring charges:
Severance costs associated with a corporate restructuring	$—	$—	$13	$13
Le Méridien transition costs	—	—	3	3

Total restructuring charges	$—	$—	$16	$16

Other special credits:
Adjustments to ITT merger related reserves	$(3)	$—	$—	$(3)

Total other special credits	$(3)	$—	$—	$(3)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Noncash	Cash	Expenditures	Total Charge
	Credits	Receipts	Accrued	(Credit)

Year Ended December 31, 2004
Restructuring charges (credits):
Adjustments to liability as a result of benefit plan termination	$—	$—	$—	$—

Other special credits:
Adjustments from favorable settlement of litigation	$(37)	$—	$—	$(37)

Total other special credits	$(37)	$—	$—	$(37)

Year Ended December 31, 2003
Restructuring credits:
Adjustments to liability as a result of benefit plan termination	$(9)	$—	$—	$(9)

Other special charges (credits):
Proceeds from favorable settlement of litigation	$—	$(12)	$—	$(12)
Legal defense costs	—	—	13	13
Adjustments to receivables previously written down	—	—	(1)	(1)

Total other special charges (credits)	$—	$(12)	$12	$—

      2005 Restructuring and Other Special Charges (Credits). During the year ended December 31, 2005, the Company recorded a $13 million charge primarily related to severance costs in connection with the Company’s restructuring as a result of its planned disposition of significant real estate assets. The Company also recorded $3 million of transition costs associated with the acquisition of the Le Méridien brand and management business in November 2005. These charges were offset by the reversal of $3 million of reserves related to the Company’s acquisition of Sheraton Holding Corporation and its subsidiaries (formerly ITT Corporation) in 1998 as the related obligations no longer exist.
      2004 Other Special Credits. During the year ended December 31, 2004, the Company reversed a $37 million special charge previously recorded in 1999 due to the favorable resolution of a litigation matter.
      2003 Restructuring and Other Special Charges (Credits). During the year ended December 31, 2003, the Company received $12 million in a favorable settlement of a litigation matter. This special credit was offset by an increase of $13 million in a reserve for legal defense costs associated with a separate litigation matter. Additionally, the Company reversed through restructuring credits a $9 million liability that was originally established in 1997 for the ITT Excess Pension Plan through restructuring charges and is no longer required as the Company finalized the settlement of its remaining obligations associated with the plan.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.	Plant, Property and Equipment
      Plant, property and equipment consisted of the following (in millions):

	December 31,

	2005	2004

Land and improvements	$924	$921
Buildings and improvements	3,479	3,757
Furniture, fixtures and equipment	1,361	1,384
Construction work in process	116	166

	5,880	6,228
Less accumulated depreciation and amortization	(1,924)	(1,887)

	$3,956	$4,341

Note 13.	Accrued Expenses
      Accrued expenses include accrued distributions of $184 million and $176 million at December 31, 2005 and 2004, respectively. Accrued expenses also include the current portion of insurance reserves (as discussed in Note 22. Commitments and Contingencies), SPG point liability and other marketing accruals and other restructuring reserves (as discussed in Note 11. Restructuring and Other Special Charges (Credits)).

Note 14.	Income Taxes
      Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,

	2005	2004	2003

Pretax income (loss)
U.S.	$535	$307	$(64)
Foreign	107	105	53

	$642	$412	$(11)

Provision (benefit) for income tax
Current:
U.S. federal	$258	$(33)	$1
State and local	14	6	4
Foreign	57	39	48

	329	12	53

Deferred:
U.S. federal	(19)	32	(108)
State and local	(60)	(7)	(14)
Foreign	(31)	6	(44)

	(110)	31	(166)

	$219	$43	$(113)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $372 million as of December 31, 2005, since these amounts are permanently reinvested.
      As discussed in Note 2. Significant Accounting Policies, in December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” in response to the American Jobs Creation Act of 2004 (the “Act”) which provides for a special one-time dividends received deduction of 85 percent for certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the December 2004 enactment date, or the first tax year that begins during the one-year period beginning on the date of the enactment. In 2005, Starwood’s Board of Directors adopted a plan to repatriate approximately $550 million and, accordingly, the Company recorded a tax liability of approximately $47 million. In accordance with the Act, the Company borrowed these funds in Italy, repatriated them to the United States and reinvested them pursuant to the terms of a domestic reinvestment plan which has been approved by the Company’s Board of Directors.
      Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,

	2005	2004

Plant, property and equipment	$(448)	$(546)
Intangibles	(158)	(157)
Allowances for doubtful accounts and other reserves	139	125
Employee benefits	51	53
Deferred gain on ITT World Directories disposition	—	(551)
Net operating loss and tax credit carryforwards	173	510
Deferred income	(154)	(134)
Other	(40)	(62)

	(437)	(762)
Less valuation allowance	(125)	(118)

Deferred income taxes	$(562)	$(880)

      At December 31, 2005, the Company had net operating loss and tax credit carryforwards of approximately $16 million and $25 million, respectively, for federal income tax purposes. In addition, the Company had state net operating loss carryforwards of approximately $2.4 billion. Substantially all operating loss carryforwards available to provide future tax benefits expire between 2006 and 2026. As the Company does not expect to utilize all of the state carryforwards prior to their expiration, substantially all of the tax benefit has been offset by a valuation allowance.
      In February 1998, the Company disposed of ITT World Directories. Through December 31, 2004, the Company had recorded $551 of income taxes relating to this transaction, which are included in deferred income taxes as of December 31, 2004 in the accompanying consolidated balance sheets. While the Company strongly believes this transaction was completed on a tax-deferred basis, this position is currently being challenged by the IRS. In 2002, the IRS proposed an adjustment to increase Starwood’s 1998 taxable income by approximately $1.4 billion. If the transaction is deemed to be fully taxable in 1998, then the Company’s federal tax obligation would be approximately $499 million, plus interest, and would be partially offset by the Company’s net operating loss carryforwards. During 2004, the matter was transferred from IRS Appeals to the jurisdiction of the United States Tax Court and the Company filed a petition in United States Tax Court on October 28, 2004 to contest the IRS’s proposed adjustment.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As a result of the United States Tax Court decision against another taxpayer in August 2005, the Company has decided to treat this transaction as if it were taxable in 1998 for accounting purposes and reclassified the taxes associated with this transaction to a current liability. As such, the Company has applied substantially all of its federal net operating loss carryforwards against this gain and accrued interest, which resulted in a $360 million obligation to the IRS. In October 2005, the Company made a cash payment to the IRS of this $360 million obligation in order to eliminate any future interest accrual associated with the pending dispute. As discussed above, the Company had previously reserved a substantial amount of the potential liability in connection with the disposition of ITT World Directories, but recorded a charge in 2005 of approximately $52 million, primarily relating to interest that would be owed to the IRS if the Company does not prevail. This charge is comprised of a federal tax expense of $103 million partially offset by a state tax benefit of $51 million. The Company believes that this transaction was completed on a tax deferred basis and will continue to vigorously defend its position with the IRS.
      A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,

	2005	2004	2003

Tax provision (benefit) at U.S. statutory rate	$225	$144	$(4)
U.S. state and local income taxes	(14)	(37)	(6)
Exempt Trust income	(64)	(62)	(60)
Tax on repatriation of foreign earnings	11	13	12
Tax on repatriation of foreign earnings under the American Jobs Creation Act of 2004	47	—	—
Foreign tax rate differential	(28)	(6)	(1)
Change in tax law and regulations	—	(15)	—
Deferred gain on ITT World Directories disposition	52	—	—
Tax settlements	(8)	(15)	(36)
Basis difference on asset sales	—	—	(5)
Change in valuation allowance	7	24	(13)
Other	(9)	(3)	—

Provision for income tax (benefit)	$219	$43	$(113)

      During 2005, the Company was notified by ITT Industries that a refund of tax and interest had been approved by the IRS for payment to ITT Industries related to its 1993-1995 tax returns. In connection with its acquisition of Sheraton Holding, the Company is party to a tax sharing agreement between ITT Industries, Hartford Insurance and Sheraton Holding as a result of their 1995 split of ITT Industries into these companies and is entitled to one-third of this refund. As a result of this notification, the Company recorded an $8 million tax benefit during 2005.
      During 2004, the IRS completed its audits of the Company’s 1999 and 2000 tax returns and issued its final audit adjustments to the Company. As a result of the completion of these audits and the receipt of the final audit adjustments, the Company recorded a $5 million tax benefit. In addition, the Company recognized a $10 million tax benefit related to the reversal of previously accrued income taxes after an evaluation of the applicable exposures and the expiration of the related statutes of limitations.
      In 2003, the Company filed for tax amnesty in Italy for certain of its Italian subsidiaries related to the 1997-2001 tax years. As a result of these filings, the Company recognized a $2 million tax benefit, which

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
represented the reversal of reserves associated with these tax years, net of the tax amnesty cost. In addition, the Company recognized a $26 million tax benefit for the reversal of a valuation allowance associated with a tax matter, which can no longer be contested as a result of the tax amnesty filings. Also in 2003, the Company recognized an $8 million tax benefit relating to the reduction of previously accrued taxes after an evaluation of the exposure items and the expiration of related statutes of limitation.

Note 15.	Debt
      Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,

	2005	2004

Senior Credit Facility:
Term loan, interest at LIBOR + 1.25% (5.64% at December 31, 2005) maturing through 2006	$450	$550
Revolving Credit Facility, interest at Canadian Bankers’ Acceptance rate + 1.25% (4.57% at December 31, 2005), maturing 2006	11	11
Senior Notes interest rates of 7.375% and 7.875%, maturing 2007 and 2012	1,494	1,514
Sheraton Holding public debt, interest rates ranging from 6.75% to 7.75%, maturing through 2025	597	1,058
Convertible Debt	360	360
Mortgages and other, interest rates ranging from 1.95% to 9.21%, various maturities	1,233	949

	4,145	4,442
Less current maturities	(1,219)	(590)
Less current maturities of long-term debt held for sale	—	(29)
Less long-term debt held for sale	(552)	(526)

Long-term debt	$2,374	$3,297

      Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2006	$1,219
2007	825
2008	26
2009	471
2010	10
Thereafter	1,594

$4,145

      In February 2006 the Company defeased approximately $470 million of debt secured in part by several hotels that are part of the transaction with Host Marriott Corporation. In order to accomplish this, the Company purchased Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the loan agreement. The Treasury securities were then substituted for the real estate and hotels that originally served as collateral for the loan. As part of the defeasance, the Treasury securities and the debt were transferred to a third party successor borrower who in turn is “liable” for all obligations under this debt. As such, this debt will not be reflected on the Company’s balance sheet in the future.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In order to repatriate funds in accordance with the Act, in October 2005 the Company increased several existing bank credit lines available to its wholly owned subsidiary, Starwood Italia, from 129 million euros to 399 million euros, 350 million euros of which was borrowed at that time. These credit lines had interest rates ranging from Euribor + 0.50% to Euribor + 0.85% and maturities ranging from April 1, 2006 to May 8, 2007. These proceeds, along with approximately 100 million euros which Starwood Italia borrowed from the Corporate Credit Line (total borrowings of 450 million euros) were used to temporarily finance the repatriation of approximately $550 million pursuant to the Act. These temporary borrowings are being paid off with Starwood Italia asset sales, and as of December 31, 2005, approximately 175 million euros had been repaid. The Company expects the remainder of these borrowings to be repaid over the course of 2006.
      In August 2004, the Company completed a $300 million addition to the term loan under its existing Senior Credit Facility. As of December 31, 2005, the Senior Credit Facility consisted of a $1.0 billion revolving loan and a $450 million term loan, each maturing in 2006 with a one year extension option and had an interest rate of LIBOR plus 1.25% (“Previous Senior Credit Facility”). The proceeds of the Previous Senior Credit Facility were used to repay a portion of the then existing revolving credit facility and for general corporate purposes. In February 2006 the Company closed a new, five-year $1.5 billion Senior Credit Facility (“2006 Facility”) which replaces the Previous Senior Credit Facility. Approximately $240 million of the Term Loan balance under the Previous Senior Credit Facility was paid down with cash and the remainder was refinanced with the 2006 Facility. The 2006 Facility is expected to be used for general corporate purposes. The 2006 Facility matures February 10, 2011 and has a current interest rate of LIBOR plus 0.70%. The Company currently expects to be in compliance with all covenants of the 2006 Facility.
      In May 2003, the Company sold an aggregate of $360 million 3.5% coupon convertible senior notes due 2023. The notes are convertible, subject to certain conditions, into 7.2 million Shares based on a conversion price of $50.00 per Share (the “Convertible Debt”). Gross proceeds received were used to repay a portion of the Company’s Senior Credit Facility and for other operational purposes. Holders may first present their Convertible Debt to the Company for repurchase in May 2006. One of the trigger events for the Convertible Debt is met if the closing sale price per Share is $60 or more for a specified length of time. During the fourth quarter of 2005, this trigger event was met. The Company expects to settle the principal portion of the Convertible Debt in cash with the excess amount settled in Shares. As a result, approximately 400,000 Shares were included in the diluted Shares for the year ended December 31, 2005 based on the Company’s closing stock price of $63.86 on December 30, 2005.
      The Company had the ability to draw down on its Revolving Credit Facility in various currencies. Drawdowns in currencies other than the U.S. dollar represent a natural hedge of the Company’s foreign denominated net assets and operations. At December 31, 2005, the Company had $11 million drawn in Canadian dollars.
      The Previous Senior Credit Facility (and now the 2006 Facility), the Senior Notes and the Convertible Debt are guaranteed by the Sheraton Holding Corporation, a wholly owned subsidiary of the Corporation. The Sheraton Holding public debt is guaranteed by the Corporation. See Note 24. Guarantor Subsidiary for consolidating financial information for Starwood Hotels & Resorts Worldwide, Inc. (the “Parent”), Sheraton Holding Corporation (the “Guarantor Subsidiary”) and all other legal entities that are consolidated into the Company’s results including the Trust, but which are not the Guarantor Subsidiary (the “Non-Guarantor Subsidiaries”).
      The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
approximately $943 million of available borrowing capacity under its domestic and foreign lines of credit as of December 31, 2005.
      The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, limitations on incurring additional debt, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. The Company was in compliance with all of the short-term and long-term debt covenants at December 31, 2005.
      The weighted average interest rate for short-term borrowings was 3.21% and 5.44% at December 31, 2005 and 2004, respectively, and their fair values approximated carrying value given their short-term nature. These average interest rates are composed of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.
      For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For non-public fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and the length to maturity for the debt. The estimated fair value of debt at December 31, 2005 and 2004 was $4.4 billion and $4.8 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows. See Note 20. Derivative Financial Instruments for additional discussion regarding the Company’s interest rate swap agreements.

Note 16.	Employee Benefit Plans
      Defined Benefit and Postretirement Benefit Plans. The Company and its subsidiaries sponsor or previously sponsored numerous funded and unfunded domestic and international pension plans, including the ITT Sheraton Corporation Ongoing Retirement Plan (“Ongoing Plan”), the ITT Corporation Excess Pension Plan (“Excess Plan”) and several other plans. All defined benefit plans covering U.S. employees are frozen. Certain plans covering non-U.S. employees remain active.
      The Ongoing Plan, a frozen pension plan, purchased annuities for $4 million in 2004. The Ongoing Plan also paid out $1 million in lump-sum benefit payments in 2004. The purchase of the annuities and lump-sum benefit payments settled the remaining pension liabilities of the Ongoing Plan. In conjunction with the settlement of the Ongoing Plan’s liabilities, the investment in 174,000 Company Shares were sold in 2003 for $6 million. The Excess Plan was a frozen plan providing benefits to certain former executives of ITT Corporation. Lump-sum distributions of $1 million were made from the Excess Plan in 2003, settling the remaining liabilities of the Excess Plan.
      As a result of annuity purchases and lump sum distributions from our domestic pension plans, the Company recorded net settlement gains of approximately $0.3 million, $2 million and $5 million during the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company also sponsors the Starwood Hotels & Resorts Worldwide, Inc. Retiree Welfare Program. This plan provides health care and life insurance benefits for certain eligible retired employees. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. The Company also funds this program on a pay-as-you-go basis.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the projected benefit obligation, fair value of plan assets, the funded status of the Company’s defined benefit pension and postretirement benefit plans, and the amounts recognized in the Company’s consolidated balance sheets at December 31, 2005 and 2004 (in millions):

	Pension		Foreign Pension		Postretirement
	Benefits		Benefits		Benefits

	2005	2004	2005	2004	2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of year	$16	$20	$156	$134	$27	$31
Service cost	—	—	4	4	—	—
Interest cost	1	1	8	8	1	2
Actuarial loss (gain)	—	1	13	9	(3)	(3)
Acquisitions	—	—	26	—	—	—
Settlements	—	(1)	(7)	—	—	—
Annuity purchase	—	(4)	—	—	—	—
Effect of foreign exchange rates	—	—	(8)	6	—	—
Benefits paid	(1)	(1)	(5)	(5)	(2)	(3)

Benefit obligation at end of year	$16	$16	$187	$156	$23	$27

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$5	$110	$97	$11	$13
Actual return on plan assets, net of expenses	—	—	12	9	—	1
Reimbursement of benefit payments	—	—	—	—	(2)	(3)
Employer contribution	1	1	6	5	3	3
Acquisitions	—	—	19	—	—	—
Settlements	—	(1)	(7)	—	—	—
Annuity purchase	—	(4)	—	—	—	—
Effect of foreign exchange rates	—	—	(6)	4	—	—
Benefits paid	(1)	(1)	(5)	(5)	(3)	(3)

Fair value of plan assets at end of year	$—	$—	$129	$110	$9	$11

Funded status	$(16)	$(16)	$(58)	$(46)	$(14)	$(16)
Unrecognized net actuarial loss (gain)	2	2	60	58	(3)	(1)
Unrecognized prior service cost	—	—	(2)	(3)	—	—

Net amount recognized at end of year	$(14)	$(14)	$—	$9	$(17)	$(17)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(18)	$(18)	$(39)	$(19)	$(17)	$(17)
Accumulated other comprehensive income	4	4	39	28	N/A	N/A

Net amount recognized at end of year	$(14)	$(14)	$—	$9	$(17)	$(17)

Increase (decrease) in additional minimum liability included in accumulated other comprehensive income	$—	$2	$11	$2	N/A	N/A

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      All domestic pension plans are frozen plans, where employees do not accrue additional benefits. Therefore, at December 31, 2005 and 2004, the projected benefit obligation is equal to the accumulated benefit obligation. At December 31, 2005 and 2004, the accumulated benefit obligation for the foreign pension plans was $166 million and $129 million, respectively. At December 31, 2005 and 2004, the projected benefit obligation and accumulated benefit obligation exceeded the fair value of plan assets for all of the Company’s domestic and foreign pension plans, and the accumulated postretirement benefit obligation exceeded plan assets of the postretirement benefit plan.
      The following table presents the components of net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 (in millions):

							Postretirement
	Pension Benefits			Foreign Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Service cost	$—	$—	$—	$4	$4	$4	$—	$—	$—
Interest cost	1	1	2	8	8	7	1	2	2
Expected return on plan assets	—	—	(1)	(8)	(8)	(7)	(1)	(1)	(1)
Amortization of actuarial loss (gain)	—	—	—	3	3	2	—	—	—

SFAS No. 87 cost/ SFAS No. 106 cost	1	1	1	7	7	6	—	1	1

SFAS No. 88 settlement gain	—	(2)	(5)	—	—	—	—	—	—

Net periodic benefit cost (income)	$1	$(1)	$(4)	$7	$7	$6	$—	$1	$1

      For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5% for 2009 and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would have approximately a $0.4 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost.
      The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension		Foreign Pension		Postretirement
	Benefits		Benefits		Benefits

	2005	2004	2005	2004	2005	2004

Discount rate	5.50%	5.51%	5.09%	5.49%	5.49%	5.50%
Rate of compensation increase	N/A	N/A	3.60%	3.63%	N/A	N/A
      The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

				Foreign Pension
	Pension Benefits			Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	5.51%	5.99%	5.86%	5.49%	5.87%	6.09%	5.50%	6.25%	6.75%
Rate of compensation increase	N/A	N/A	N/A	3.62%	3.74%	3.96%	N/A	N/A	N/A
Expected return on plan assets	N/A	6.00%	6.00%	7.10%	7.02%	7.37%	8.00%	8.00%	8.75%
      A number of factors were considered in the determination of the expected return on plan assets. These factors included current and expected allocation of plan assets, the investment strategy, historical rates of return and Company and investment expert expectations for investment performance over approximately a ten year period.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The weighted average asset allocations at December 31, 2005 and 2004 for the Company’s domestic defined benefit pension and postretirement benefit plans and the Company’s current target asset allocation ranges are as follows:

	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits

	Target	Percentage of		Target	Percentage of		Target	Percentage of
	Allocation	Plan Assets		Allocation	Plan Assets		Allocation	Plan Assets

		2005	2004		2005	2004		2005	2004

Equity securities	N/A	N/A	N/A	59%	64%	66%	60%	67%	63%
Debt securities	N/A	N/A	N/A	40%	32%	29%	40%	33%	35%
Cash and other	N/A	N/A	N/A	1%	4%	5%	0%	0%	2%

				100%	100%	100%	100%	100%	100%

      The investment objective of the foreign pension plans and postretirement benefit plan is to seek long-term capital appreciation and current income by investing in a diversified portfolio of equity and fixed income securities with a moderate level of risk. At December 31, 2005, all remaining domestic pension plans are unfunded plans.
      The Company expects to contribute approximately $1 million to its domestic pension plans, approximately $9 million to its foreign pension plans, and approximately $2 million to the postretirement benefit plan in 2006. The following table represents the Company’s expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits

2006	$1	$7	$2
2007	$1	$7	$2
2008	$1	$7	$2
2009	$1	$8	$2
2010	$1	$8	$1
2011 - 2015	$6	$52	$5
      Defined Contribution Plans. The Company and its subsidiaries sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a voluntary defined contribution plan allowing participation by employees on U.S. payroll who meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the plan subject to certain maximum limits. The plan also contains provisions for matching contributions to be made by the Company, which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $22 million in 2005, $20 million in 2004 and $18 million in 2003.
      Multi-Employer Pension Plans. Certain employees are covered by union sponsored multi-employer pension plans. Pursuant to agreements between the Company and various unions, contributions of $11 million in 2005, $10 million in 2004 and $8 million in 2003 were made by the Company and charged to expense.

Note 17.	Leases and Rentals
      The Corporation leases certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2015 and generally are for a fixed amount each month. In addition, several of the Corporation’s hotels are subject to leases of land or building facilities from third parties, which

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
extend for varying periods through 2069 and generally contain fixed and variable components, including a 25-year building lease of the Westin Dublin hotel in Dublin, Ireland (21 years remaining under the lease) with fixed annual payments of $3 million and a building lease of the W Times Square hotel in New York City which has a term of 25 years (21 years remaining under the lease) with fixed annual lease payments of $16 million.
      In June 2004, the Company entered into an agreement to lease the W Barcelona hotel in Spain, which is in the process of being constructed with an anticipated opening date of June 2008. The term of this lease is 15 years with annual fixed rent payments which range from approximately 7 million euros to 9 million euros. In conjunction with entering into this lease, the Company made a 9 million euro guarantee to the lessor that it will not terminate the lease prior to the lease commencement date. At the lease commencement date, the Company must provide a letter of credit to the lessor for 9 million euros as security for the first three years of rent. This letter of credit would supersede the Company’s guarantee once the hotel opens.
      The Company’s minimum future rents at December 31, 2005 payable under non-cancelable operating leases with third parties are as follows (in millions):

2006	$78
2007	$71
2008	$69
2009	$65
2010	$60
Thereafter	$799
      Rent expense under non-cancelable operating leases was $92 million, $85 million and $77 million in 2005, 2004 and 2003, respectively.
      The Trust owned equity interests in 73 hotels, all of which were leased to the Corporation for some portion of the year ended December 31, 2005 (eight of which were sold during 2005). The leases between the Trust and the Corporation are generally for five-year terms and provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are “triple-net” in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. Total rental expense incurred by the Corporation under such leases with the Trust was approximately $372 million for the year ended December 31, 2005, of which approximately $141 million related to percentage rent. The Trust’s rents receivable from the Corporation relating to leased hotel properties at December 31, 2005 and 2004 were $91 million and $70 million, respectively.
      The Corporation’s minimum future rents at December 31, 2005 payable under non-cancelable operating leases with the Trust, are as follows (in millions):

2006	$224
2007	$93

Note 18.	Stockholders’ Equity
      Share Repurchases. In October 2005, the Board of Directors of the Company authorized the repurchase of up to an additional $1 billion of Shares under the Company’s existing share repurchase program (the “Share Repurchase Program”). During the year ended December 31, 2005, the Company repurchased 4.0 million shares at a total cost of $253 million. Pursuant to the Share Repurchase Program, through

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
December 31, 2005, Starwood has repurchased 37.7 million Shares in the open market for an aggregate cost of $1.5 billion. As of December 31, 2005, approximately $1.0 billion remains available under the Share Repurchase Program.
      Exchangeable Preferred Shares. During 1998, 6.3 million shares of Class A EPS, 5.5 million shares of Class B EPS and approximately 800,000 limited partnership units of the Realty Partnership and Operating Partnership (“Exchangeable Units”) were issued by the Trust in connection with the acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (the “Westin Merger”). Class A EPS have a par value of $0.01 per share and the Company may choose to settle Class A EPS redemptions in Shares on a one-for-one basis (subject to certain adjustments) or in cash. Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, for a one year period, from and after the fifth anniversary of the closing date of the Westin Merger, which expired on January 3, 2004, to require the Trust to redeem such shares for cash at a price of $38.50 per share. Subsequent to January 3, 2004, the Company may choose to settle Class B EPS redemptions in cash at $38.50 per share or shares of Class A EPS at the equivalent of $38.50 per share. Exchangeable Units may be converted to Shares on a one-for-one basis (subject to certain adjustments). In the year ended December 31, 2005, in accordance with the terms of the Class B EPS discussed above, approximately 28,000 shares of Class B EPS were redeemed for approximately $1 million in cash. In addition, during the year ended December 31, 2005, approximately 36,000 shares of Class A EPS were redeemed for approximately $2 million in cash. At December 31, 2005, there were approximately 562,000 shares of Class A EPS, 25,000 shares of Class B EPS, and 68,000 Exchangeable Units outstanding.
      On February 21, 2006, the Company began the process to redeem the Class B EPS for $38.50 per share. The redemption is expected to be completed at the end of the first quarter.

Note 19.	Stock Incentive Plans
      In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long Term Incentive Compensation Plan (the “2002 LTIP”) and provides for the purchase of Shares by Directors, officers, employees, consultants and advisors, pursuant to equity award grants. Although no additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long Term Incentive Compensation Plan or the Company’s 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate number of Shares subject to non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 2004 LTIP at December 31, 2005 was approximately 53.8 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity for the Company:

		Weighted Average Exercise
	Options	Price Per Share

Outstanding at December 31, 2002	44,807,314	$32.22
Granted	682,596	26.01
Exercised	(2,336,980)	23.59
Forfeited	(3,851,559)	38.97

Outstanding at December 31, 2003	39,301,371	32.01
Granted	8,724,616	39.18
Exercised	(13,209,744)	28.73
Forfeited	(1,428,237)	36.90

Outstanding at December 31, 2004	33,388,006	34.98
Granted	4,486,017	59.14
Exercised	(11,070,392)	36.63
Forfeited	(1,890,028)	41.57

Outstanding at December 31, 2005	24,913,603	$38.09

Exercisable at December 31, 2005	13,690,925	$33.42

      The following table summarizes information about outstanding stock options at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price/Share	Exercisable	Price/Share

$15.00 — $23.92	2,403,716	3.43	$22.27	2,293,760	$22.24
$24.00 — $24.25	1,884,564	3.24	$24.00	1,882,495	$24.00
$24.88 — $24.88	3,688,001	4.98	$24.88	2,388,479	$24.88
$25.16 — $36.54	3,530,428	5.65	$34.45	2,209,014	$34.45
$37.25 — $38.50	1,589,644	5.13	$37.81	1,528,616	$37.83
$38.75 — $38.75	4,637,633	6.13	$38.75	612,001	$38.75
$38.76 — $54.85	3,244,588	3.55	$50.65	2,705,302	$51.76
$56.53 — $63.31	3,935,029	7.95	$59.15	71,258	$59.03

Total/ Average	24,913,603	5.30	$38.09	13,690,925	$33.42

      During 2005, the Company granted restricted stock awards for approximately 1.7 million Shares. Restricted stock awards outstanding as of December 31, 2005 totaled approximately 1.9 million Shares. The weighted average grant date fair value of the restricted stock awards was $55.59 per Share for the year ended December 31, 2005. Compensation expense of approximately $19.2 million, $14.5 million and $6.5 million was recorded during 2005, 2004 and 2003, respectively, related to restricted stock awards.

2002 Employee Stock Purchase Plan
      In April 2002, the Board of Directors adopted (and in May 2002 the shareholders approved) the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
an opportunity to purchase common stock through payroll deductions and reserved 10,000,000 Shares for issuance under the ESPP. The ESPP commenced in October 2002.
      All full-time regular employees who have completed 30 days of continuous service and who are employed by the Company on U.S. payrolls are eligible to participate in the ESPP. Eligible employees may contribute up to 20% of their total cash compensation to the ESPP. Amounts withheld are applied at the end of every three month accumulation period to purchase Shares. The value of the Shares (determined as of the beginning of the offering period) that may be purchased by any participant in a calendar year is limited to $25,000. Participants may withdraw their contributions at any time before Shares are purchased.
      For the purchase periods prior to June 1, 2005, the purchase price was equal to 85% of the lower of (a) the fair market value of Shares on the day of the beginning of the offering period or (b) the fair market value of Shares on the date of purchase. Effective June 1, 2005, the purchase price is equal to 95% of the fair market value of Shares on the date of purchase. Approximately 257,000 Shares were issued under the ESPP during the year ended December 31, 2005 at purchase prices ranging from $45.19 to $57.48. Approximately 334,000 Shares were issued under the ESPP during the year ended December 31, 2004 at purchase prices ranging from $29.66 to $37.91. Approximately 350,000 Shares were issued under the ESPP during the year ended December 31, 2003 at purchase prices ranging from $19.13 to $28.73.

Note 20.	Derivative Financial Instruments
      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At December 31, 2005, the Company had no outstanding interest rate swap agreements under which the Company pays a fixed rate and receives a variable rate of interest.
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
      The new Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The aggregate notional amount of the Fair Value Swaps was $300 million at December 31, 2005. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was a liability of approximately $22 million at December 31, 2005.
      From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At December 31, 2005, the Company had one Foreign Currency Hedge outstanding with a U.S. dollar equivalent of the contractual amount of the contract of approximately $162 million. This contract hedges certain euro-denominated assets. It matured in February 2006, and the Company extended the term until April 3, 2006. Changes in the fair value of the hedging instrument are classified in the same manner as changes in the underlying asset due to fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedge at December 31, 2005 was a liability of approximately $400,000.
      Periodically, the Company hedges the net assets of certain international subsidiaries (“Net Investment Hedges”) using various hedging instruments to manage the translation and economic exposures related to the Company’s net investments in these subsidiaries. The Company measures the effectiveness of derivatives

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
designated as Net Investment Hedges by using the changes in forward exchange rates because this method best reflects the Company’s risk management strategies and the economics of those strategies in the financial statements. Under this method, the change in fair value of the hedging instrument attributable to the changes in forward exchange rates is reported in stockholders’ equity to offset the translation results on the hedged net investment. The remaining change in fair value of the hedging instrument, if any, is recognized through income. As of December 31, 2005, the Company had no Net Investment Hedges outstanding.
      The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 21.	Related Party Transactions
      The Company on occasion made loans to employees, including executive officers, prior to August 23, 2002, principally in connection with home purchases upon relocation. As of December 31, 2005, approximately $4.1 million in loans to 11 employees was outstanding of which approximately $2.9 million were non-interest bearing home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Theodore W. Darnall, President, Real Estate Group, an executive officer, received a home loan in connection with relocation in 1996 and 1998 (original balance of $750,000 ($150,000 bridge loan in 1996 and $600,000 home loan in 1998)). Mr. Darnall repaid $600,000 in 2003. As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Mr. Darnall in 1996 vested at a price for tax purposes of $53 per Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executive could be required to sell all of the Shares acquired by him to cover income taxes, in April 1999 the Company made an interest-bearing loan at 5.67% to Mr. Darnall of approximately $416,000 to cover the taxes payable. Mr. Darnall’s loan was repaid in 2004.
      Brett Gellein is Manager, Acquisitions and Purchases for Starwood Vacation Ownership. Mr. Gellein’s salary and bonus were $42,182 for 2004 and $86,769 for 2005. Brett Gellein is the son of Raymond Gellein, who is Chairman of the Board and Chief Executive Officer of Starwood Vacation Ownership.

Note 22.	Commitments and Contingencies
      The Company had the following contractual obligations outstanding as of December 31, 2005 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Unconditional purchase obligations(a)	$135	$45	$57	$25	$8
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$135	$45	$57	$25	$8

(a)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
     The Company had the following commercial commitments outstanding as of December 31, 2005 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$129	$129	$—	$—	$—
Hotel loan guarantees(1)	47	4	43	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$176	$133	$43	$—	$—

(1)	Excludes fair value of guarantees which are reflected in the Company’s consolidated balance sheet.
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $151 million at December 31, 2005. The Company evaluates these loans for impairment, and at December 31, 2005, believes these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $28 million were outstanding at December 31, 2005, of which $8 million are expected to be funded in 2006 and $10 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $90 million of equity and other potential contributions associated with managed or joint venture properties, $18 million of which is expected to be funded in 2006.
      Additionally, during 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in mid-2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt, which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying balance sheets as of December 31, 2005 and 2004. In addition, Starwood has issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, Starwood would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. Starwood would only be required to perform under the completion guarantee in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. The Company does not anticipate that it would be required to perform under these guarantees.
      Surety bonds issued on behalf of the Company as of December 31, 2005 totaled $51 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by insurers to secure large deductible insurance programs.
      In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of December 31, 2005, the Company had six management contracts with performance guarantees with possible cash outlays of up to $75 million,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
$50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2006. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped and the Company is still evaluating the potential impact. The Company does not anticipate losing a significant number of management or franchise contracts in 2006.
      In connection with the purchase of the Le Méridien brand in November 2005, the Company was indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity. However, at this time, the Company believes that it is unlikely that it will have to fund any of these liabilities.
      Litigation. The Corporation, Sheraton Corporation and Sheraton Holding (“Company Defendants”) are defendants in certain litigations arising out of purported contracts allegedly requiring the purchase of telecommunication, video and power services from Intelnet International Corporation (“Intelnet”). The first suit was commenced in late 1997 by Intelnet in the Superior Court of New Jersey Law Division: Camden County, alleging that Sheraton Corporation violated what Intelnet claimed were Intelnet’s exclusive rights to provide telecommunications and other services to Sheraton Holding and its affiliates (“First Suit”). The complaint sought injunctive relief to enforce alleged exclusivity rights and unquantified monetary damages. The complaint was subsequently amended in November 1998 to seek specific monetary and unspecified punitive damages. Sheraton Holding and Sheraton Corporation served an answer denying Intelnet’s claims, and asserting counterclaims seeking damages and a declaration that the purported contracts at issue were unenforceable.
      In June 1999, Intelnet commenced a second lawsuit in the Superior Court of New Jersey Law Division: Camden County, naming Boardwalk Regency Corporation (formerly a subsidiary of the Corporation) and the Corporation (the “BRC Action”). The claims in this case are similar in nature to those made in the First Suit, and relate to an alleged breach of a purported exclusive contract to provide certain services to the Caesar’s Atlantic City Hotel and Casino. The two suits have been consolidated and were in mediation until 2001. The mediation ended during the first half of 2001. In late 2003, the Company Defendants filed several dispositive motions on various grounds. In February 2004, the court granted the Company Defendants’ motion for summary judgment dismissing Intelnet’s claims under one of the agreements at issue. The court denied summary judgment on the claims under the principal contract at issue, but directed a trial solely on the issue of whether that contract was valid and enforceable or fraudulently executed. A non-jury trial commenced in March 2004. At the conclusion of the evidentiary hearing, the court found that the principal contract was not signed until after the allegedly breaching event. Accordingly, the court dismissed all of the claims alleged by Intelnet against the Company Defendants under the principal contract. In June 2004, the court dismissed all of the remaining claims asserted against the Company Defendants. The Company filed a motion for summary judgment seeking dismissal of all claims pending in the BRC Action. On August 24, 2004, Intelnet agreed to sever and dismiss with prejudice the BRC Action in its entirety, with the condition that if its claims in the First Suit are reinstated on appeal, the BRC Action will be reinstated. On August 19, 2004, Intelnet filed a notice of appeal with respect to the First Suit. The Company has accrued for the expected legal costs associated with the dispute and does not expect that the resolution will have a material adverse effect on the consolidated results of operations, financial position or cash flows.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Starwood Asia Pacific Management Pte Ltd and Starwood Hotels and Resorts Worldwide, Inc. are Defendants in Suit No. 961 of 2002/ C commenced by Asia Hotel Investments Ltd (“AHIL”) in the High Court of Singapore. In connection with its interest in the acquisition of a majority stake in a hotel in Bangkok, Thailand, AHIL considered Starwood as a potential operator of the hotel and the parties signed a Confidentiality and Non-Circumvention Agreement (the “AHIL Agreement”) in December of 2001. The AHIL Agreement placed certain restrictions on Starwood’s dealings as they related to the hotel. AHIL proved unsuccessful in its acquisition attempt and Starwood was contacted by the successful bidder to manage the hotel as a Westin and a management contract was signed. AHIL is alleging that the new owner of the majority stake could not have completed the acquisition of that stake without an agreement by Starwood to operate the hotel as a Westin and that Starwood’s agreement to do so was in violation of the AHIL Agreement.
      AHIL brought suit in the trial court in Singapore and claimed loss of profits of approximately US$54 million. However, at the time of the trial AHIL reduced its claim to one of loss of chance and asked the court to assess damages. Starwood vigorously objected to such claims and put forth a two-fold defense claiming:

(a) that no breach had been committed; and

(b)	that even if a breach had been committed, it was merely technical, that is as AHIL was unsuccessful in acquiring the majority stake in the hotel, AHIL’s loss, if any, was not caused by Starwood, but by its own inability to consummate the acquisition.
The trial judge agreed with Starwood that the breach was merely technical and awarded AHIL nominal damages of ten Singapore dollars.
      AHIL appealed its case to the Court of Appeal (which is the highest court in the Singapore judicial system) and in a majority decision of 2-1 (with the Chief Justice strongly dissenting), AHIL’s appeal was allowed. The majority ruled that the matter should be sent for assessment of damages for the court to ascertain what chance AHIL had to acquire the majority stake in the hotel, and place a value on that chance.
      The hearing of the assessment of damages is expected to be completed in the first quarter of 2006. Starwood does not expect the resolution of this matter will have a material adverse effect on the consolidated results of operations, financial position or cash flows.
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
      Captive Insurance Company. Estimated insurance claims payable at December 31, 2005 and 2004 were $95 million and $106 million, respectively. At December 31, 2005 and 2004, standby letters of credit amounting to $103 million and $97 million, respectively, had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company.

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

Note 23.	Business Segment and Geographical Information
      The Company has two operating segments: hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W®, Le Méridien®, and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests and the sale of residential units.
      The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains (losses) on the sale of real estate, restructuring and other special charges (credits), and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segments (in millions):

	2005	2004	2003

Revenues:
Hotel	$4,995	$4,656	$4,130
Vacation ownership and residential	982	712	500

Total	$5,977	$5,368	$4,630

Operating income:
Hotel	$792	$664	$445
Vacation ownership and residential	215	142	89

Total segment operating income	1,007	806	534
Selling, general, administrative and other	172	190	116
Restructuring and other special credits, net	13	(37)	(9)

Operating income	822	653	427
Gain on sale of VOI notes receivable	25	14	15
Equity earnings (loss) from unconsolidated ventures, net:
Hotel	51	24	7
Vacation ownership and residential	13	8	5
Interest expense, net	(239)	(254)	(282)
Gain (loss) on asset dispositions and impairments, net	(30)	(33)	(183)

Income (loss) from continuing operations before taxes and minority interest	$642	$412	$(11)

Depreciation and amortization:
Hotel	$352	$372	$372
Vacation ownership and residential	13	11	10
Corporate	42	48	47

Total	$407	$431	$429

Assets:
Hotel	$11,126	$11,019	$10,885
Vacation ownership and residential	1,279	1,220	879
Corporate	49	59	93

Total	$12,454	$12,298	$11,857

Capital expenditures:
Hotel	$318	$245	$233
Vacation ownership and residential	95	34	43
Corporate	51	54	26

Total	$464	$333	$302

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents revenues and long-lived assets by geographical region (in millions):

	Revenues			Long-Lived Assets

	2005	2004	2003	2005	2004

			(In millions)
United States	$4,656	$4,157	$3,600	$4,490	$5,304
Italy	450	434	404	826	889
All other international	871	777	626	1,657	1,257

Total	$5,977	$5,368	$4,630	$6,973	$7,450

      Other than Italy, there were no individual international countries, which comprised over 10% of the total revenues of the Company for the years ended December 31, 2005, 2004 or 2003, or 10% of the total long-lived assets of the Company as of December 31, 2005 or 2004.

Note 24.	Guarantor Subsidiary
      The Company’s payment obligations under the Previous Senior Credit Facility, the Senior Notes and the Convertible Debt are fully and unconditionally guaranteed by the Sheraton Holding Corporation, a wholly-owned subsidiary (the “Guarantor Subsidiary”). The obligation of the Guarantor Subsidiary under its guarantee of the Senior Credit Facility, the Senior Notes and the Convertible Debt is equal in right of payment to its obligations under the public debt issued by Sheraton Holding.
      Under the terms of the new 2006 Facility (see Note 15. Debt for further discussion), the Sheraton Holding Corporation guarantee will be released if Starwood no longer owns the majority of Sheraton Holding Corporation. Under the proposed sale to Host, Starwood will be selling Sheraton Holding Corporation to Host. Therefore, after the sale to Host closes, Sheraton Holding Corporation will no longer be a guarantor to Starwood’s 2006 Facility. In addition, under the indentures for the Senior Notes and the Convertible Debt, the guarantee of Sheraton Holding Corporation will be removed if the guarantee is released by the 2006 Facility.
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
      The December 31, 2004 balance sheet provided below has been adjusted to re-allocate to the Parent certain cash payments made to ITT shareholders in connection with the 1998 acquisition of the Guarantor Subsidiary and to adjust for certain tax allocations between the Parent, the Guarantor Subsidiary and certain subsidiaries of the Guarantor Subsidiary. The adjustments increased the Guarantor Subsidiary’s stockholders’ equity by $772 million and reduced its intercompany obligation to the Parent by the same amount. These reclassifications had no impact on the December 31, 2004 consolidated balance sheet of the Company or the statements of income and cash flows of the Parent, the Guarantor Subsidiary, the Non-Guarantor Subsidiaries, or consolidated financial statements of the Company.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet December 31, 2005
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$618	$—	$279	$—	$897
Restricted cash	8	—	287	—	295
Inventories	20	—	260	—	280
Other current assets	178	—	633	—	811

Total current assets	824	—	1,459	—	2,283
Intercompany	(6,360)	(7,919)	14,279	—	—
Investments in consolidated subsidiaries	11,768	10,754	—	(22,522)	—
Plant, property and equipment, net	192	—	3,764	—	3,956
Assets held for sale	636	—	2,511	—	3,147
Goodwill and intangible assets, net	1,127	2	1,134	—	2,263
Other assets	141	17	647	—	805

	8,328	2,854	23,794	(22,522)	12,454

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$810	$—	$409	$—	$1,219
Other current liabilities	468	38	1,154	—	1,660

Total current liabilities	1,278	38	1,563	—	2,879
Long-term debt	1,494	148	732	—	2,374
Long-term debt held for sale	—	449	103	—	552
Deferred income taxes	293	—	269	—	562
Other liabilities	60	64	727	—	851

	3,125	699	3,394	—	7,218
Minority interest	(8)	—	33	—	25
Commitments and contingencies
Total stockholders’ equity	5,211	2,155	20,367	(22,522)	5,211

	$8,328	$2,854	$23,794	$(22,522)	$12,454

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet December 31, 2004
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$160	$—	$166	$—	$326
Restricted cash	5	—	342	—	347
Inventories	21	—	350	—	371
Other current assets	142	2	495	—	639

Total current assets	328	2	1,353	—	1,683
Intercompany	(5,526)	(7,541)	13,067	—	—
Investments in consolidated subsidiaries	11,214	10,754	—	(21,968)	—
Plant, property and equipment, net	170	—	4,171	—	4,341
Assets held for sale	632	—	2,557	—	3,189
Goodwill and intangible assets, net	1,148	1	862	—	2,011
Other assets	394	17	663	—	1,074

	8,360	3,233	22,673	(21,968)	12,298

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$101	$461	$28	$—	$590
Current maturities of long-term debt held for sale	—	—	29	—	29
Other current liabilities	466	30	1,013	—	1,509

Total current liabilities	567	491	1,070	—	2,128
Long-term debt	2,326	148	823	—	3,297
Long-term debt held for sale	—	449	77	—	526
Deferred income taxes	630	—	250	—	880
Other liabilities	53	80	519	—	652

	3,576	1,168	2,739	—	7,483
Minority interest	(4)	—	31	—	27
Commitments and contingencies
Total stockholders’ equity	4,788	2,065	19,903	(21,968)	4,788

	$8,360	$3,233	$22,673	$(21,968)	$12,298

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2005
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,125	$—	$2,392	$—	$3,517
Vacation ownership and residential sales and services	1	—	888	—	889
Management fees, franchise fees and other income	167	—	722	(388)	501
Other revenues from managed and franchised properties	951	—	119	—	1,070

	2,244	—	4,121	(388)	5,977
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,124	—	1,898	(388)	2,634
Vacation ownership and residential	2	—	659	—	661
Selling, general and administrative and other	224	(1)	147	—	370
Restructuring and other special charges (credits), net	13	(3)	3	—	13
Depreciation and amortization	35	—	372	—	407
Other expenses from managed and franchised properties	951	—	119	—	1,070

	2,349	(4)	3,198	(388)	5,155
Operating income (loss)	(105)	4	923	—	822
Gain on sale of VOI notes receivable	—	—	25	—	25
Equity earnings in consolidated subsidiaries	649	315	—	(964)	—
Equity earnings from unconsolidated ventures, net	(3)	—	67	—	64
Interest expense, net of interest income	(238)	(345)	344	—	(239)
Loss on asset dispositions and impairments, net	(25)	—	(5)	—	(30)

Income (loss) from continuing operations before taxes and minority equity	278	(26)	1,354	(964)	642
Income tax benefit (expense)	141	78	(438)	—	(219)
Minority equity in net loss (income)	4	—	(4)	—	—

Income from continuing operations	423	52	912	(964)	423
Discontinued operations:
Loss from operations, net of taxes	(1)	(1)	(1)	2	(1)

Net income	$422	$51	$911	$(962)	$422

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2004
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,062	$—	$2,264	$—	$3,326
Vacation ownership and residential sales and services	—	—	640	—	640
Management fees, franchise fees and other income	112	—	600	(293)	419
Other revenues from managed and franchised properties	888	—	95	—	983

	2,062	—	3,599	(293)	5,368
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,078	—	1,734	(293)	2,519
Vacation ownership and residential	—	—	488	—	488
Selling, general and administrative and other	263	(2)	70	—	331
Restructuring and other special credits, net	—	—	(37)	—	(37)
Depreciation and amortization	42	—	389	—	431
Other expenses from managed and franchised properties	888	—	95	—	983

	2,271	(2)	2,739	(293)	4,715
Operating income (loss)	(209)	2	860	—	653
Gain on sale of VOI notes receivable	—	—	14	—	14
Equity earnings in consolidated subsidiaries	604	410	—	(1,014)	—
Equity earnings from unconsolidated ventures, net	1	—	31	—	32
Interest expense, net of interest income	(197)	(346)	289	—	(254)
Loss on asset dispositions and impairments, net	(6)	—	(27)	—	(33)

Income from continuing operations before taxes and minority equity	193	66	1,167	(1,014)	412
Income tax benefit (expense)	174	120	(337)	—	(43)
Minority equity in net loss (income)	2	—	(2)	—	—

Income from continuing operations	369	186	828	(1,014)	369
Discontinued operations:
Gain on dispositions, net of taxes	26	17	18	(35)	26

Net income	$395	$203	$846	$(1,049)	$395

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,092	$—	$1,993	$—	$3,085
Vacation ownership and residential sales and services	—	—	439	—	439
Management fees, franchise fees and other income	51	—	501	(297)	255
Other revenues from managed and franchised properties	774	—	77	—	851

	1,917	—	3,010	(297)	4,630
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,128	—	1,561	(297)	2,392
Vacation ownership and residential	—	—	340	—	340
Selling, general and administrative and other	209	(2)	(7)	—	200
Restructuring and other special credits, net	—	(9)	—	—	(9)
Depreciation and amortization	49	—	380	—	429
Other expenses from managed and franchised properties	774	—	77	—	851

	2,160	(11)	2,351	(297)	4,203
Operating income (loss)	(243)	11	659	—	427
Gain on sale of VOI notes receivable	—	—	15	—	15
Equity earnings in consolidated subsidiaries	371	320	—	(691)	—
Equity earnings from unconsolidated ventures, net	—	1	11	—	12
Interest expense, net of interest income	(180)	(360)	258	—	(282)
Loss on asset dispositions and impairments, net	(3)	—	(180)	—	(183)

Income (loss) from continuing operations before taxes and minority equity	(55)	(28)	763	(691)	(11)
Income tax benefit (expense)	158	122	(167)	—	113
Minority equity in net loss	2	—	1	—	3

Income from continuing operations	105	94	597	(691)	105
Discontinued operations:
Loss from operations, net of taxes	(2)	(2)	(2)	4	(2)
Gain on dispositions, net of taxes	206	203	174	(377)	206

Net income	$309	$295	$769	$(1,064)	$309

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2005
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$422	$51	$911	$(962)	$422
Discontinued operations:
Gain on dispositions	—	—	—	—	—
Other adjustments relating to discontinued operations	10	—	1	—	11
Adjustments to net income, changes in working capital and other	(143)	399	(887)	962	331

Cash from (used for) operating activities	289	450	25	—	764
Investing Activities
Purchases of plant, property and equipment	(90)	—	(374)	—	(464)
Proceeds from asset sales	—	—	510	—	510
Acquisitions and investments	(10)	—	(185)	—	(195)
Proceeds from senior debt	221	—	—	—	221
Other, net	4	—	9	—	13

Cash from (used for) investing activities	125	—	(40)	—	85
Financing Activities
Revolving credit facility and short-term borrowings, net	—	—	333	—	333
Long-term debt issued	—	—	9	—	9
Long-term debt repaid	(101)	(450)	(32)	—	(583)
Distributions paid	—	—	(176)	—	(176)
Proceeds from employee stock option exercises	358	—	47	—	405
Share repurchases	(211)	—	(17)	—	(228)
Other, net	(2)	—	(11)	—	(13)

Cash from (used for) financing activities	44	(450)	153	—	(253)
Exchange rate effect on cash and cash equivalents	—	—	(25)	—	(25)

Increase (decrease) in cash and cash equivalents	458	—	113	—	571
Cash and cash equivalents-beginning of period	160	—	166	—	326

Cash and cash equivalents-end of period	$618	$—	$279	$—	$897

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2004
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$395	$203	$846	$(1,049)	$395
Discontinued operations:
Gain on dispositions	(26)	(17)	(18)	35	(26)
Other adjustments relating to discontinued operations	1	—	—	—	1
Adjustments to net income, changes in working capital and other	(391)	(195)	(220)	1,014	208

Cash from (used for) operating activities	(21)	(9)	608	—	578
Investing Activities
Purchases of plant, property and equipment	(63)	—	(270)	—	(333)
Proceeds from asset sales	—	—	74	—	74
Acquisitions and investments	(28)	—	(110)	—	(138)
Other, net	(2)	—	(16)	—	(18)

Cash used for investing activities	(93)	—	(322)	—	(415)
Financing Activities
Revolving credit facility and short-term borrowings, net	1	—	(21)	—	(20)
Long-term debt issued	300	—	—	—	300
Long-term debt repaid	(381)	—	(70)	—	(451)
Distributions paid	—	—	(172)	—	(172)
Proceeds from employee stock option exercises	323	—	56	—	379
Share repurchases	(280)	—	(30)	—	(310)
Other, net	49	9	(57)	—	1

Cash from (used for) financing activities	12	9	(294)	—	(273)
Exchange rate effect on cash and cash equivalents	—	—	9	—	9

Increase (decrease) in cash and cash equivalents	(102)	—	1	—	(101)
Cash and cash equivalents-beginning of period	262	—	165	—	427

Cash and cash equivalents-end of period	$160	$—	$166	$—	$326

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$309	$295	$769	$(1,064)	$309
Discontinued operations:
Gain on dispositions	(206)	(201)	(174)	375	(206)
Other adjustments relating to discontinued operations	2	—	13	(2)	13
Adjustments to net income, changes in working capital and other	341	155	(537)	691	650

Cash from operating activities	446	249	71	—	766
Investing Activities
Purchases of plant, property and equipment	(30)	—	(272)	—	(302)
Proceeds from asset sales	—	—	1,042	—	1,042
Acquisitions and investments	—	—	(11)	—	(11)
Acquisition of senior debt	(203)	—	—	—	(203)
Other, net	(10)	—	(1)	—	(11)

Cash from (used for) investing activities	(243)	—	758	—	515
Financing Activities
Revolving credit facility and short-term borrowings, net	(319)	—	(25)	—	(344)
Long-term debt issued	360	—	86	—	446
Long-term debt repaid	—	(250)	(661)	—	(911)
Distributions paid	—	—	(170)	—	(170)
Other, net	15	—	(15)	—	—

Cash from (used for) financing activities	56	(250)	(785)	—	(979)
Exchange rate effect on cash and cash equivalents	—	—	17	—	17

Increase (decrease) in cash and cash equivalents	259	(1)	61	—	319
Cash and cash equivalents-beginning of period	3	1	104	—	108

Cash and cash equivalents-end of period	$262	$—	$165	$—	$427

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 25.	Quarterly Results (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

		(In millions, except per Share data)
2005
Revenues	$1,406	$1,559	$1,496	$1,516	$5,977
Costs and expenses	$1,258	$1,309	$1,282	$1,306	$5,155
Income from continuing operations	$79	$145	$40	$159	$423
Discontinued operations	$—	$—	$(1)	$—	$(1)
Net income	$79	$145	$39	$159	$422
Earnings per Share:
Basic —
Income from continuing operations	$0.37	$0.67	$0.19	$0.72	$1.95
Discontinued operations	$—	$—	$(0.01)	$—	$—
Net income	$0.37	$0.67	$0.18	$0.72	$1.95
Diluted —
Income from continuing operations	$0.36	$0.65	$0.18	$0.70	$1.88
Discontinued operations	$—	$—	$(0.01)	$—	$—
Net income	$0.36	$0.65	$0.17	$0.70	$1.88
2004
Revenues	$1,227	$1,363	$1,336	$1,442	$5,368
Costs and expenses	$1,132	$1,190	$1,138	$1,255	$4,715
Income from continuing operations	$33	$120	$105	$111	$369
Discontinued operations	$1	$34	$2	$(11)	$26
Net income	$34	$154	$107	$100	$395
Earnings per Share:
Basic —
Income from continuing operations	$0.16	$0.57	$0.51	$0.53	$1.78
Discontinued operations	$—	$0.17	$0.01	$(0.05)	$0.13
Net income	$0.16	$0.74	$0.52	$0.48	$1.91
Diluted —
Income from continuing operations	$0.16	$0.56	$0.49	$0.51	$1.72
Discontinued operations	$—	$0.16	$0.01	$(0.05)	$0.12
Net income	$0.16	$0.72	$0.50	$0.46	$1.84

SCHEDULE II
STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)

		Charged to/	Charged
	Balance	Reversed from	to/from Other	Payments/	Balance
	January 1,	Expenses	Accounts(a)	Other	December 31,

2005
Trade receivables — allowance for doubtful accounts	$58	$9	$4	$(21)	$50
Notes receivable — allowance for doubtful accounts	$81	$(3)	$10	$(7)	$81
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$29	$13	$(1)	$(11)	$30
2004
Trade receivables — allowance for doubtful accounts	$53	$8	$2	$(5)	$58
Notes receivable — allowance for doubtful accounts	$85	$17	$(10)	$(11)	$81
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$77	$(37)	$—	$(11)	$29
2003
Trade receivables — allowance for doubtful accounts	$45	$17	$1	$(10)	$53
Notes receivable — allowance for doubtful accounts	$67	$17	$7	$(6)	$85
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$86	$(9)	$21	$(21)	$77

(a)	Charged to/from other accounts:

	Trade and Notes
	Receivable —	Restructuring
	Allowance for	and Other
	Doubtful Accounts	Special Charges

2005
Accounts receivable	$—	$(1)
Other assets	14	—

Total charged to/from other accounts	$14	$(1)

2004
Other assets	$(5)	$—
Other liabilities	(3)	—

Total charged to/from other accounts	$(8)	$—

2003
Other assets	$7	$12
Other liabilities	1	9

Total charged to/from other accounts	$8	$21

SCHEDULE III
STARWOOD HOTELS & RESORTS
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In millions)

							Gross Amount Book Value
			Initial Cost to		Costs Subsequent to		at December 31, 2005
			Company		Acquisition
								(a)(b)	Accumulated
				Building and		Building and	(a)	Building and	Depreciation &	Year of	Date
Description	City	State	Land	Improvements	Land	Improvements	Land	Improvements	Amortization	Construction	Acquired	Life

The St. Regis, New York	New York	NY	$65	$150	$—	$17	$65	$167	$30	1904	6/98	40
Hotel properties, each less than 5% of total	Various	Various	330	2,741	(25)	296	305	3,040	710	Various	Various	Various

			$395	$2,891	$(25)	$313	$370	$3,207	$740

Land								370	—
Furniture, fixtures and equipment								490	387
Construction in progress								19	—

								$4,086	$1,127

(a)	As of December 31, 2005, land, building and improvements, furniture, fixtures and equipment and construction in progress have a cost basis of $312 million, $1,754 million, $72 million and $20 million, respectively, for federal income tax purposes.
(b)	Building and improvements include amounts allocated for leasehold interest in land.

SCHEDULE III — (Continued)
STARWOOD HOTELS & RESORTS
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In millions)
      A reconciliation of the Trust’s investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

	Year Ended December 31,

	2005	2004	2003

Real Estate and Furniture and Fixtures
Balance at beginning of period	$4,298	$4,229	$4,108
Additions during period:
Improvements	76	153	62
Transfer from assets held for sale	—	—	80
Deductions during period:
Sale of properties	(217)	(84)	(21)
Write down of impaired assets	(71)	—	—

Balance at end of period	$4,086	$4,298	$4,229

Accumulated Depreciation
Balance at beginning of period	$(1,044)	$(905)	$(746)
Additions during period:
Depreciation expense	(148)	(156)	(155)
Transfer from assets held for sale	—	—	(16)
Deductions during period:
Sale of properties	45	17	12
Write down of impaired assets	20	—	—

Balance at end of period	$(1,127)	$(1,044)	$(905)

SCHEDULE IV
STARWOOD HOTELS & RESORTS
MORTGAGE LOANS ON REAL ESTATE
December 31, 2005
(In millions)

						Interest Earned
			Amount of			During the
			Principal			Twelve Months
		Carrying	Unpaid at	Amount	Interest Due at	Ended
	Prior	Amount of	December 31,	Being	December 31,	December 31,
Description	Liens	Mortgages(a)	2005	Foreclosed	2005	2005

Intercompany Mortgage Loans
First Mortgages:
Westin Maui — Hawaii	No	$209	$200	$—	$9	$12
Other, all(5) less than 3% of total carrying value	No	131	112	—	19	10
Sheraton Holding Corporation Mortgage Note	No	344	210	—	134	18
Sheraton Holding Corporation Mortgage Note	No	2,256	1,289	—	967	129
Starwood Hotels & Resorts Worldwide, Inc.	No	239	150	—	89	13

		$3,179	$1,961	$—	$1,218	$182

(a)	Per the mortgage loan agreements, several of the loans do not require monthly interest payments if cash flows are insufficient. Thus, the Trust has accrued interest on such loans.

	Year Ended December 31,

	2005	2004	2003

Balance at beginning of period	$2,974	$2,836	$2,661
Additions:
New mortgage loans	200	—	—
Accrued interest(a)	114	178	175
Deductions:
Principal repayments	(109)	(40)	—

Balance at end of period	$3,179	$2,974	$2,836

(a)	Per the mortgage loan agreements, several of the loans do not require monthly interest payments if cash flows are insufficient. Thus, the Trust has accrued interest on such loans.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on September 25, 1997, as amended by the Form 8-K/A filed with the SEC on December 18, 1997).
2.4	Master Agreement and Plan of Merger, dated as of November 14, 2005, among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on From 8-K filed November 14, 2005).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated through April 16, 1999 (incorporated by reference to Exhibit 3.1 of the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10-Q1”).
3.2	Articles of Amendment to the Amended and Restated Declaration of Trust of the Trust, dated as of November 15, 2004 (incorporated by reference to Exhibit 3.2 of the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”)).
3.3	Articles of Restatement of the Corporation, as of May 7, 2004 (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “2004 Form 10-Q2”)).
3.4	Bylaws of the Trust, as amended and restated through November 8, 2004 (incorporated by reference to Exhibit 3.4 of the 2004 Form 10-K).
3.5	Amended and Restated Bylaws of the Corporation, as amended and restated through May 7, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 Form 10-Q2).
4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on March 15, 1999).
4.3	First Amendment to Rights Agreement, dated as of October 2, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/A filed on October 7, 2003).

Exhibit
Number	Description of Exhibit

4.4	Second Amendment to Rights Agreement, dated as of October 24, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/A filed on October 30, 2003).
4.5	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.6	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.7	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, the guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).
4.8	Indenture, dated as of April 19, 2002, among the Corporation, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed on November 19, 2002 (the “2002 Forms S-4”)).
4.9	Indenture dated May 16, 2003 between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.9 to the July 8, 2003 Form S-3) (Registration Nos. 333-106888, 333-106888-01, 333-106888-02) (the “Form S-3”).
4.10	First Indenture Supplement, dated as of January 11, 2006, between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 17, 2006).
The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”)).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Lease Agreement, entered into as of February 14, 1997, between the Trust (or a subsidiary) as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.3 to the 2004 Form 10-K).
10.4	Form of Amendment of Lease, dated as of June 1, 2002, between the Trust (or a subsidiary) as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.4 to the 2004 Form 10-K).
10.5	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the “1997 Form 10-K”)).

Exhibit
Number	Description of Exhibit

10.6	Credit Agreement, dated October 9, 2002, among the Corporation, certain additional alternative currency revolving loan borrowers and various lenders, Deutsche Bank, AG, New York Branch, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Bank of America, N.A., Fleet National Bank and Societe Generale, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and JP Morgan Securities Inc. as Co-Lead Arrangers and joint Book Running Managers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 11, 2002).
10.7	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.5 to the to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “2003 10-Q1”)).
10.8	Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003 (the “2003 10-Q2”)).
10.9	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004 (the “2004 10-Q3”)).
10.10	Form of Fourth Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed November 9, 2005).
10.11	Incremental Term Loan Commitment to Credit Agreement (incorporated by reference to Exhibit 10.2 to the 2004 10-Q3).
10.12	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.13	Credit Agreement, dated as of February 10, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed February 15, 2006).
10.14	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.15	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, Realty Partnership, Sheraton Phoenician Corporation, and Starwood Phoenician CMBS I LLC (incorporated by reference to Exhibit 10.13 to the 2004 Form 10-K).
10.16	Second Modification, dated as of December 30, 1999, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, Realty Partnership, the Trust and Starwood Hotels and Resorts Holdings, Inc (incorporated by reference to Exhibit 10.14 to the 2004 Form 10-K).
10.17	Third Modification, dated as of June 30, 2000, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, the Corporation, Realty Partnership, the Trust and Starwood Hotels and Resorts Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the 2004 Form 10-K).
10.18	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.19	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among the Corporation, Harbor-Cal S.D., Starwood Sheraton San Diego CMBS I LLC and Realty Partnership (incorporated by reference to Exhibit 10.17 to the 2004 Form 10-K).
10.20	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).
10.21	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among the Corporation, Harbor-Cal S.D., Starwood Sheraton San Diego CMBS I LLC and Realty Partnership (incorporated by reference to Exhibit 10.19 to the 2004 Form 10-K).
10.22	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Brothers Holding Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.23	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (the “Trust 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”))(1)
10.24	Second Amendment to the Trust 1995 LTIP (incorporated by reference to Exhibit 10.4 to the 2003 10-Q1)(1)
10.25	Form of Non-Qualified Stock Option Agreement pursuant to the Trust 1995 LTIP ((incorporated by reference to Exhibit 10.23 to the 2004 Form 10-K).(1)
10.26	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (the “Corporation 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.27	Second Amendment to the Corporation 1995 LTIP (incorporated by reference to Exhibit 10.3 to the 2003 10-Q1).(1)
10.28	Form of Non-Qualified Stock Option Agreement pursuant to the Corporation 1995 LTIP (incorporated by reference to Exhibit 10.26 to the 2004 Form 10-K).(1)
10.29	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.30	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.31	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1).(1)
10.32	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K).(1)
10.33	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K).(1)
10.34	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Corporation’s 2002 Proxy Statement).(1)
10.35	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1).(1)

Exhibit
Number	Description of Exhibit

10.36	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).(1)
10.37	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K).(1)
10.38	2004 Long-Term Incentive Compensation Plan (“2004 LTIP”) (incorporated by reference to the Corporation’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement, pages A-1 through A-20).(1)
10.39	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 10-Q2).(1)
10.40	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K).(1)
10.41	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed February 13, 2006 (the “February 2006 Form 8-K”)).(1)
10.42	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K).(1)
10.43	Starwood Hotels & Resorts Worldwide, Inc. 2005 Annual Incentive Plan for Certain Executives (incorporated by reference to Appendix A to the Corporation’s 2005 Proxy Statement).(1)
10.44	Starwood Hotels & Resorts Worldwide, Inc. Annual Incentive Plan, dated as of November 3, 2005 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the “2005 Form 10-Q3”)).(1)
10.45	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the 2001 Form 10-Q2).(1)
10.46	Amendment, dated as of November 3, 2005, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the 2005 Form 10-Q3).(1)
10.47	Form of Indemnification Agreement between the Corporation, the Trust and each of its Directors/Trustees and executive officers (incorporated by reference to Exhibit 10.10 to the 2003 Form 10-K).(1)
10.48	Registration Rights Agreement, dated May 16, 2003, among the Corporation, the Guarantor and the Initial Purchasers (incorporated by reference to Exhibit 4.10 to the Form S-3).
10.49	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.50	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.51	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.52	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).

Exhibit
Number	Description of Exhibit

10.53	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.54	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.55	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.56	Amendment to Exchange Rights Agreement (Class A Realty Partnership Units), dated as of October 10, 2002, among the Trust, Realty Partnership and certain limited partners of the Realty Partnership (incorporated by reference to Exhibit 10.53 to the 2002 Form 10-K).
10.57	Amendment to Exchange Rights Agreement, dated as of December 17, 2003 for the Class A Realty Partnership Units (incorporated by reference to Exhibit 10.67 to the 2003 Form 10-K).
10.58	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.59	Amendment to Exchange Rights Agreement (Class B Operating Partnership Units), dated as of October 10, 2002, among the Corporation, Operating Partnership and certain limited partners of the Operating Partnership (incorporated by reference to Exhibit 10.54 to the 2002 form 10-K).
10.60	Employment Agreement, dated March 25, 1998, between Theodore Darnall and the Corporation (incorporated by reference to Exhibit 10.61 to the 2002 Form 10-K).(1)
10.61	Severance Agreement, dated December 1999, between the Corporation and Theodore Darnall (incorporated by reference to Exhibit 10.55 to the 2002 Form 10-K).(1)
10.62	Employment Agreement, dated as of November 13, 2003, between the Corporation and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K).(1)
10.63	Employment Agreement, dated as of September 20, 2004, between the Corporation and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on September 24, 2004).(1)
10.64	Amendment, dated as of May 4, 2005, to Employment Agreement between the Corporation and Steve J. Heyer (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).(1)
10.65	Form of Non-Qualified Stock Option Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.70 to the 2004 Form 10-K).(1)
10.66	Form of Restricted Stock Unit Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.71 to the 2004 Form 10-K).(1)
10.67	Employment Agreement, dated as of November 13, 2003, between the Corporation and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Corporation’s and Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”)).(1)
10.68	Form of Severance Agreement, dated as of September 26, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K).(1)
10.69	Letter Agreement, dated July 22, 2004 between the Corporation and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K).(1)
10.70	Employment Agreement, dated December 27, 1996, between Starwood Vacation Ownership and Raymond Gellein (incorporated by reference to Exhibit 10.1 to Vistana Inc.’s Registration Statement on Form S-1 filed with the SEC on February 27, 1997).(1)

Exhibit
Number	Description of Exhibit

10.71	Amendment Number 1 and Amendment Number 2 to the Employment Agreement between Starwood Vacation Ownership and Raymond Gellein (incorporated by reference to Exhibits 10.1(a) and 10.1(b) to Vistana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).(1)
10.72	Severance Agreement, dated October 1, 2003, between the Corporation and Raymond Gellein.(1)(2)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation.(2)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation.(2)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust. (2)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust.(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation.(2)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation.(2)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust.(2)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.