Form 10-Q
period 2006-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2006-05-08
CIK 316206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number: 1-7959
STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)
Maryland
(State or other jurisdiction
of incorporation or organization)
52-1193298
(I.R.S. employer identification no.)
1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)
(914) 640-8100
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:
     217,236,824 shares of common stock, par value $0.01 per share, outstanding as of April 30, 2006.

TABLE OF CONTENTS

Page
PART I.

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2006 and 2005
Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005
Notes to Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II.

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$760	$897
Restricted cash	286	295
Accounts receivable, net of allowance for doubtful accounts of $48 and $50	581	642
Inventories	363	280
Prepaid expenses and other	161	169

Total current assets	2,151	2,283
Investments	393	403
Plant, property and equipment, net	3,986	4,113
Assets held for sale	2,848	2,955
Goodwill and intangible assets, net	2,299	2,298
Other assets	405	402

	$12,082	$12,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current maturities of long-term debt	$758	$1,219
Accounts payable	151	156
Accrued expenses	931	1,049
Accrued salaries, wages and benefits	212	297
Accrued taxes and other	114	158

Total current liabilities	2,166	2,879
Long-term debt	3,361	2,818
Long-term debt held for sale	107	108
Deferred income taxes	514	562
Other liabilities	1,042	851

	7,190	7,218

Minority interest	23	25
Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of Starwood Hotels & Resorts (the “Trust”); $0.01 par value; authorized 30,000,000 shares; outstanding 562,222 and 562,222 shares at March 31, 2006 and December 31, 2005, respectively	—	—
Class B exchangeable preferred shares of the Trust; $0.01 par value; authorized 15,000,000 shares; outstanding 0 and 24,627 shares at March 31, 2006 and December 31, 2005, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 216,254,061 and 217,218,781 shares at March 31, 2006 and December 31, 2005, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 216,254,061 and 217,218,781 shares at March 31, 2006 and December 31, 2005, respectively	2	2
Additional paid-in capital	5,100	5,412
Deferred compensation	—	(53)
Accumulated other comprehensive loss	(318)	(322)
Retained earnings	83	170

Total stockholders’ equity	4,869	5,211

	$12,082	$12,454

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Owned, leased and consolidated joint venture hotels	$822	$813
Vacation ownership and residential sales and services	194	231
Management fees, franchise fees and other income	132	104
Other revenues from managed and franchised properties	293	258

	1,441	1,406

Costs and Expenses
Owned, leased and consolidated joint venture hotels	640	641
Vacation ownership and residential	165	167
Selling, general, administrative and other	106	82
Restructuring and other special charges, net	9	—
Depreciation	68	105
Amortization	5	5
Other expenses from managed and franchised properties	293	258

	1,286	1,258
Operating income	155	148
Equity earnings from unconsolidated ventures, net	6	13
Interest expense, net of interest income of $6 and $2	(97)	(62)
Gain on asset dispositions and impairments, net	25	1

Income from continuing operations before taxes and minority equity	89	100
Income tax expense	(14)	(21)
Minority equity in net loss	2	—

Income from continuing operations	77	79
Cumulative effect of accounting change, net of tax	(72)	—

Net income	$5	$79

Earnings (Loss) Per Share – Basic
Continuing operations	$0.35	$0.37
Cumulative effect of accounting change	(0.33)	—

Net income	$0.02	$0.37

Earnings (Loss) per Share – Diluted
Continuing operations	$0.34	$0.36
Cumulative effect of accounting change	(0.32)	—

Net income	$0.02	$0.36

Weighted average number of Shares	215	212

Weighted average number of Shares assuming dilution	225	221

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net income	$5	$79

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2	(32)
Minimum pension liability adjustments	—	3
Unrealized holding gains (losses)	2	(7)

	4	(36)

Comprehensive income	$9	$43

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net income	$5	$79
Depreciation and amortization	73	110
Gain on asset dispositions and impairments, net	(25)	(1)
Cumulative effect of accounting change	72	—
Stock-based compensation expense	23	6
Other adjustments to income from continuing operations	4	32
Decrease (increase) in restricted cash	12	(58)
Other changes in working capital	(23)	(70)
Accrued and deferred income taxes and other	4	(39)

Cash from operating activities	145	59

Investing Activities
Purchases of plant, property and equipment	(113)	(83)
Proceeds from asset sales, net	268	28
Collection of notes receivable, net	46	21
Acquisitions, net of acquired cash	(1)	—
Investments	(6)	(31)
Other, net	10	(4)

Cash from (used for) investing activities	204	(69)

Financing Activities
Revolving credit facility and short-term borrowings, net	1,105	2
Long-term debt issued	—	4
Long-term debt repaid	(1,020)	(33)
Distributions paid	(230)	(176)
Proceeds from employee stock option exercises	149	214
Share repurchases	(471)	—
Other, net	(20)	(9)

Cash from (used for) financing activities	(487)	2

Exchange rate effect on cash and cash equivalents	1	(5)

Decrease in cash and cash equivalents	(137)	(13)
Cash and cash equivalents — beginning of period	897	326

Cash and cash equivalents — end of period	$760	$313

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$55	$20

Income taxes, net of refunds	$41	$9

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”) including Starwood Hotels & Resorts and its subsidiaries (the “Trust” and together with the Corporation, “Starwood” or the “Company”). As a result of the transaction and events that took place in April 2006 and described below, the financial statements for the Trust are no longer required to be presented separately nor are we required to include a footnote containing certain financial information for Sheraton Holding Corporation (“Sheraton Holding”), a former subsidiary of the Corporation.
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
     Pursuant to a reorganization in 1999, the Trust became a subsidiary of the Corporation, which indirectly held all outstanding shares of the new Class A shares of beneficial interest of the Trust (“Class A Shares”). In the 1999 reorganization, each Trust Share was converted into one share of the new non-voting Class B Shares of beneficial interest in the Trust (a “Class B Share”). Prior to the transaction with Host Hotels & Resorts, Inc. (“Host”) discussed below and in detail in Note 5, the Corporation Shares and the Class B Shares traded together on a one-for-one basis, consisting of one Corporation Share and one Class B Share (the “Shares”).
     On April 10, 2006, in connection with a transaction (the “Host Transaction”) discussed in detail in Note 5, certain subsidiaries of Host acquired the Trust and Sheraton Holding from the Corporation. As part of the Host Transaction, among other things, (i) a subsidiary of Host was merged with and into the Trust, with the Trust surviving as a subsidiary of Host, (ii) all the capital stock of Sheraton Holding was sold to Host and (iii) a subsidiary of Host was merged with and into SLT Realty Limited Partnership (the “Realty Partnership”) with the Realty Partnership surviving as a subsidiary of Host.
     On April 7, 2006, in connection with the Host Transaction, the Shares were depaired and the Corporation Shares became transferable separately from the Class B Shares. As a result of the depairing, the Corporation Shares trade alone under the symbol “HOT” on the New York Stock Exchange (“NYSE”). As of April 10, 2006, neither Shares nor Class B Shares are listed or traded on the NYSE.
     The Corporation, through its subsidiaries, is the general partner of, and held, as of March 31, 2006, an aggregate 99.1% partnership interest in SLC Operating Limited Partnership (the “Operating Partnership” and, together with the Realty Partnership, the “Partnerships”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.7% partnership interest in the Realty Partnership as of March 31, 2006. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships were exchangeable on a one-for-one basis for Shares. At March 31, 2006, there were approximately 5.1 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 2. Significant Accounting Policies
     Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended March 31,
	2006			2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic earnings from continuing operations	$77	215	$0.35	$79	212	$0.37
Effect of dilutive securities:
Employee options and restricted stock awards	—	7		—	9
Convertible debt	—	2		—	—
Exchangeable preferred shares	—	1		—	—

Diluted earnings from continuing operations	$77	225	$0.34	$79	221	$0.36

     Included in the diluted Share numbers are approximately 582,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) for the three months ended March 31, 2006. Approximately 595,000 shares of Class A EPS and Class B EPS are included in the Basic Share numbers for the three months ended March 31, 2005. On March 15, 2006 the Company completed the redemption of the remaining 25,000 shares of Class B EPS for approximately $1 million.
     The Company has contingently convertible debt, the terms of which allow for the Company to redeem such instruments in cash, and the Company has a history of settling convertible debt instruments in cash. The Company, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” has utilized the if-converted method if certain trigger events are met. One of the trigger events for the Company’s contingently convertible debt is met if the closing sale price per Share is $60 or more for a specified length of time. During the first quarter of 2006, this trigger event was met. As a result, approximately 1.9 million Shares were included in the diluted Shares for the three months ended March 31, 2006 based on the Company’s closing stock price of $67.73 on March 31, 2006. On May 5, 2006, the Company gave notice of its intention to redeem the convertible debt on June 5, 2006. Under the terms of the convertible indenture, prior to this redemption date, the note holders have the right to convert their notes into Shares at the stated conversion rate. Subject to the terms of the indenture, the Company notified the trustee that it plans to settle any conversions by paying the principal portion of the notes in cash and any excess amount in Corporation Shares.
     At March 31, 2005, 7 million shares issuable under convertible debt were excluded from the calculation of diluted earnings per Share numbers as the trigger events for conversion had not occurred.
     In connection with the Host Transaction (as described in detail in Note 5), Starwood’s shareholders received 0.6122 Host shares and $0.503 in cash for each of their Class B Shares. Holders of Starwood employee stock options did not receive this consideration while the market price of our publicly traded shares was reduced to reflect the payment of this consideration directly to the holders of Shares. In order to preserve the value of the Company’s options immediately before and after the Host Transaction, the Company adjusted its stock options to reduce the strike price and increase the number of stock options using the intrinsic value method based on the Company’s stock price immediately before and after the transaction. As a result of this adjustment, the diluted stock options will increase by approximately 1 million Corporation Shares effective as of the closing of the Host Transaction. In accordance with SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” discussed below, this adjustment does not result in any incremental fair value, and as such, no additional compensation cost was recognized. Furthermore, in order to preserve the value of the contingently convertible debt discussed above, the Company modified the conversion rate of the contingently convertible debt. As a result of the modification, the Company expects to issue approximately 3 million Corporation Shares in order to settle the contingently convertible debt.
     Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
     Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Proforma disclosure is no longer an alternative. In accordance with the transition rules, the Company adopted SFAS No. 123(R) effective January 1, 2006. The Company recorded $12 million (pre-tax) of stock option expense in the first quarter of 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66, “Accounting for the Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association with the issuance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” These statements were issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Among other things, the new standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of accounting for uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, associations and upgrade and reload transactions. The new standard also requires a change in the classification of the provision for loan losses for VOI notes receivable from an expense to a reduction in revenue.
     In accordance with SFAS No. 66, as amended by SFAS No. 152, the Company recognizes sales when the period of cancellation with refund has expired, receivables are deemed collectible and a minimum of 10% of the purchase price for the VOI or residential deposit has been received in cash, plus 100% of all sales incentives. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and associated direct expenses are initially deferred and recognized in earnings through the percentage-of-completion method.
     The Company adopted SFAS No. 152 on January 1, 2006 and recorded a charge of $72 million, net of a $44 million tax benefit, in cumulative effect of accounting change on its 2006 statement of income.
Note 3. Restricted Cash
     State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is classified as restricted cash in the Company’s consolidated balance sheets. At March 31, 2006 and December 31, 2005, the Company had short-term restricted cash balances of $286 million and $295 million, respectively, primarily consisting of such restricted cash.
Note 4. Asset Dispositions
     In the first quarter of 2006, the Company sold five hotels for approximately $268 million in cash. The Company recorded a net gain of approximately $30 million associated with these sales. This net gain was partially offset by a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in the quarter.
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
     The hotels sold in the first quarters of 2005 and 2006 were generally encumbered by long-term franchise contracts and, therefore, their operations prior to the sale date are not classified as discontinued operations.
     Subsequent to March 31, 2006, the Company entered into a definitive agreement and later sold one hotel for approximately $57 million in cash. This hotel was sold subject to a franchise agreement. The resulting gain of approximately $3 million will be recognized in the second quarter of 2006.
Note 5. Assets and Debt Held for Sale
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
     On April 10, 2006, the Company consummated the first phase of the Host Transaction whereby subsidiaries of Host will acquire 35 properties and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust, from Starwood in a stock and cash transaction valued at approximately $4.23 billion, including debt assumption (based on Host’s stock price on April 7, 2006 of $20.53). In the first phase of the transaction, 28 hotels and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust, were sold to Host for consideration valued at $3.54 billion. On May 3, 2006, four additional hotels located in Europe were sold to Host for gross proceeds of approximately $488 million in cash. The remaining three hotels in Europe and Asia are expected to be sold in the second quarter of 2006 for approximately $203 million in cash and debt assumption. In connection with the first phase of the transaction, Starwood shareholders received approximately $2.8 billion in the form of Host common stock valued at $2.68 billion and $119 million in cash for their Class B shares. Based on Host’s closing price on April 7, 2006, this consideration had a per-Class B Share value of $13.07. Starwood received approximately $738 million of the proceeds in the first phase, including $600 million in cash, $77 million in debt assumption and $61 million in Host common stock. In addition, the Corporation assumed from its subsidiary, Sheraton Holding, debentures with a principal balance of $600 million. In connection with these sales, the Company expects to record a deferred gain of approximately $840 million which will be recognized over the initial 20 year term of the long-term management contracts.
     Since the Company had entered into a definitive agreement to sell these hotels in November 2005, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” at March 31, 2006 and December 31, 2005, the Company classified these hotels, the estimated goodwill to be allocated to the sale and the debt to be assumed by Host as held for sale. The Company also ceased depreciating these assets at that time.
     As discussed above, as part of the agreement with Host, the hotels sold will generally be encumbered by license and management agreements with a 20 year initial term and two 10 year extension options exercisable at the Company’s discretion. Accordingly, the operations of the hotels are not classified as discontinued operations.
Note 6. Other Assets
     Other assets include notes receivable, net of $300 million and $297 million at March 31, 2006 and December 31, 2005, respectively. Included in these balances at March 31, 2006 and December 31, 2005 are the following fixed rate notes receivable related to the financing of VOIs (in millions):

	March 31,	December 31,
	2006	2005
Gross VOI notes receivable	$268	$212
Allowance for uncollectible VOI notes receivable	(30)	(22)

Net VOI notes receivable	238	190
Less current maturities of gross VOI notes receivable	(24)	(30)
Current portion of the allowance for uncollectible VOI notes receivable	2	3

Long-term portion of net VOI notes receivable	$216	$163

     The current maturities of net VOI notes receivable are included in accounts receivable in the Company’s balance sheets.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     The interest rates of the owned VOI notes receivable are as follows:

	March 31, 2006	December 31, 2005
Range of stated interest rates	0% - 17.9%	0% - 17.9%
Weighted average interest rate	11.6%	12.3%
     The maturities of the gross VOI notes receivable are as follows (in millions):

	March 31,	December 31,
	2006	2005
Due in 1 year	$24	$30
Due in 2 years	20	15
Due in 3 years	21	16
Due in 4 years	22	17
Due in 5 years	24	19
Due beyond 5 years	157	115

Total gross VOI notes receivable	$268	$212

     The activity in the allowance for loan losses was as follows (in millions):

Three Months
Ended March 31,
2006
Balance at the beginning of the year	$22
Provision for loan losses	11
Write-offs of uncollectible receivables	(3)

Balance at the end of the period	$30

Note 7. Notes Receivable Securitizations and Sales
     From time to time, the Company securitizes or sells, without recourse, its fixed rate VOI notes receivable. To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to special purpose entities (together with the special purpose entities in the next sentence, the “SPEs”) and the SPEs transfer the VOI notes receivable to qualifying special purpose entities (“QSPEs”), as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125.” To accomplish these sales, the Company transfers a pool of VOI notes receivable to special purpose entities and the SPEs transfer the VOI notes receivable to a third party purchaser. The Company continues to service the securitized and sold VOI notes receivable pursuant to servicing agreements negotiated on an arms-length basis based on market conditions; accordingly, the Company has not recognized any servicing assets or liabilities. All of the Company’s VOI notes receivable securitizations and sales to date have qualified to be, and have been, accounted for as SFAS No.140 sales.
     With respect to those transactions still outstanding at March 31, 2006, the Company retains economic interests (the “Retained Interests”) in securitized and sold VOI notes receivables through SPE ownership of QSPE beneficial interests (securitizations) and the right to a deferred purchase price payable by the purchaser of the sold VOI notes receivable. The Retained Interest, which is comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests (securitizations) and VOI notes receivable (sales). Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
related VOI notes receivable, QSPE fixed rate interest expense, the third party purchaser’s contractual floating rate yield (VOI notes receivable sales), and program fees (VOI note receivables sales).
     Retained Interests relating to pre-2002 securitizations and sales are classified and accounted for as “trading” while Retained Interests relating to subsequent securitizations and sales are classified and accounted for as “available-for-sale” securities, respectively, both in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 140.
     The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $3 million and $3 million during the three months ended March 31, 2006 and 2005, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in an insignificant amount of net gains in the three months ended March 31, 2006 and 2005.
     At March 31, 2006, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $314 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at March 31, 2006 was approximately $3 million.
     Gross credit losses for all VOI notes receivable were $4 million and $5 million during the three months ended March 31, 2006 and 2005, respectively.
     The Company received aggregate cash proceeds of $9 million and $9 million from the Retained Interests during the three months ended March 31, 2006 and 2005, respectively, and aggregate servicing fees of $1 million and $1 million related to these VOI notes receivable during the three months ended March 31, 2006 and 2005, respectively.
     At the time of each receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.
     As of March 31, 2006, the Company has completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at March 31, 2006 was approximately $48 million. The decrease in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	0.8%
200 basis points-dollars	$0.8
200 basis points-percentage	1.7%
Discount rate:
100 basis points-dollars	$1.0
100 basis points-percentage	2.3%
200 basis points-dollars	$2.1
200 basis points-percentage	4.5%
Gross annual rate of credit losses:
100 basis points-dollars	$7.1
100 basis points-percentage	15.5%
200 basis points-dollars	$14.0
200 basis points-percentage	30.4%
Note 8. Restructuring and Other Special Charges
     The Company had remaining accruals related to restructuring charges of $16 million and $28 million, respectively, at March 31, 2006 and December 31, 2005, of which $6 million and $6 million, respectively, is included in other liabilities in the accompanying March 31, 2006 and December 31, 2005 consolidated balance sheets. In the three months ended March 31, 2006, the Company recorded net restructuring and other special charges of approximately $9 million primarily related to transition costs associated with the purchase of the Le Méridien brand in November 2005. There was no restructuring and other special charges activity in the three months ended March 31, 2005.
Note 9. Derivative Financial Instruments
     The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At March 31, 2006, the Company has two interest rate swap agreements with an aggregate notional amount of $300 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was a liability of approximately $27 million at March 31, 2006.
     From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At March 31, 2006, the Company had one Foreign Currency Hedge outstanding with a U.S. dollar equivalent of the contractual amount of the contract of approximately $164 million. This contract hedges certain Euro-denominated assets. This contract matured on April 3, 2006, and the Company extended the term through May 4, 2006. At that time, the hedge was settled in full. Changes in the fair value of the hedging instrument were classified in the same manner as changes in the underlying asset due to fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedge at March 31, 2006 was a liability of approximately $3 million.
     The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 10. Pension and Postretirement Benefit Plans
     The following table presents the components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,
	2006			2005
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$1.1	$—	$—	$1.1	$—
Interest cost	0.2	2.3	0.3	0.2	2.2	0.3
Expected return on plan assets	—	(2.3)	(0.2)	—	(2.0)	(0.2)
Amortization of:
Prior service income	—	—	—	—	(0.1)	—
Actuarial loss (gain)	—	0.8	—	0.1	0.9	(0.1)

SFAS No. 87 cost/SFAS No. 106 cost	0.2	1.9	0.1	0.3	2.1	—

SFAS No. 88 settlement (gain) loss	—	(2.5)	—	0.1	—	—

Net periodic benefit cost (income)	$0.2	$(0.6)	$0.1	$0.4	$2.1	$—

Note 11. Stock Based Compensation
     In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long Term Incentive Compensation Plan (the “2002 LTIP”) and provides for the purchase of Shares by Directors, officers, employees, consultants and advisors, pursuant to equity award grants. Although no additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long Term Incentive Compensation Plan or the Company’s 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate number of Shares subject to non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 2004 LTIP at March 31, 2006 was approximately 53 million.
     Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, no stock-based employee compensation cost related to stock options was reflected in 2005 net income, as all options granted to employees under these plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Under the modified prospective method of adoption selected by the Company, compensation cost recognized in 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123(R) been applied from its original effective date. The following table illustrates the effect on net income and earnings per Share if the Company had applied the fair value based method to all outstanding and unvested stock-based employee compensation awards in each period. The Company has included the estimated impact of reimbursements from third parties.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
	2006	2005
	(in millions, except per Share data)
Net income, as reported	$5	$79
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects of $8 and $2	15	4
Deduct: SFAS No. 123 compensation cost, net of related tax effects of $8 and $9	(15)	(18)

Proforma net income	$5	$65

Earnings per Share:
Basic, as reported	$0.02	$0.37

Basic, proforma	$0.02	$0.31

Diluted, as reported	$0.02	$0.36

Diluted, proforma	$0.02	$0.29

     The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans and therefore, for all options granted subsequent to January 1, 2005, the Company changed its option pricing model from the Black Scholes model to a lattice model.
     Lattice model assumptions:

	Three Months Ended
	March 31,
	2006	2005
Dividend yield	1.4%	1.8%
Volatility:
Near term	26%	25%
Long term	40%	40%
Expected life	6 yrs	6 yrs
Yield curve:
6 month	4.67%	2.78%
1 year	4.65%	2.96%
3 year	4.57%	3.43%
5 year	4.52%	3.65%
10 year	4.57%	4.07%
     The dividend yield is estimated based on historical data for the 12 month period immediately prior to the date of the grant.
     The estimated volatility is based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options. The weighted average volatility was 31.3% at March 31, 2006.
     The expected life represents the period that the Company’s stock-based awards are expected to be outstanding. It was determined based on an actuarial calculation which was based on historical experience, giving consideration to the contractual terms of the stock-based awards and vesting schedules.
     The yield curve (risk-free interest rate) is based on the implied zero-coupon yield from the U.S. Treasury yield curve over the expected term of the option.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     The following table summarizes stock option activity for the Company:

		Weighted Average
		Exercise
	Options	Price Per Share
Outstanding at December 31, 2005	24,913,603	$38.11
Granted	2,335,458	59.72
Exercised	(4,128,936)	35.60
Forfeited	(146,950)	45.08

Outstanding at March 31, 2006	22,973,175	40.70

Exercisable at March 31, 2006	13,114,589	$35.31

     The weighted-average fair value per option for options granted for the three months ended March 31, 2006 was $19.61, and the service period is typically four years. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $118 million and $140 million, respectively, resulting in tax benefits of approximately $35 million and $38 million, respectively. As of March 31, 2006, there was approximately $94 million of unrecognized compensation cost related to nonvested options, which is expected to be recognized over a weighted-average period of 1.69 years on a straight-line basis for 2006 and future grants and using an accelerated recognition method for grants prior to January 1, 2006.
     The following table summarizes information about outstanding stock options at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Range of		Contractual Life	Exercise	Number	Average Exercise
Exercise Prices	Number Outstanding	in Years	Price/Share	Exercisable	Price/Share
$15.00 - $24.00	3,612,307	3.48	$22.87	3,540,426	$22.87
$24.13 - $34.25	3,154,732	4.73	$25.48	1,822,951	$25.84
$34.58 - $38.50	3,727,221	5.20	$36.12	3,597,386	$36.14
$38.75 - $38.75	3,917,572	5.88	$38.75	1,271,333	$38.75
$38.76 - $58.81	2,504,857	3.79	$50.25	1,938,846	$51.57
$59.14 - $59.14	3,607,328	7.79	$59.14	902,022	$59.14
$59.22 - $63.31	2,449,158	7.82	$59.74	41,625	$59.63

Total/Average	22,973,175	5.68	$40.70	13,114,589	$35.31

     Subsequent to March 31, 2006, as part of the Host Transaction (discussed in detail in Note 5), the Company depaired its Corporation Shares and Class B Shares. As a result, the number of the Company’s options and their strike prices have been adjusted as discussed in Note 2.
     The aggregate intrinsic value of outstanding options as of March 31, 2006 was $628 million. The aggregate intrinsic value of exercisable options as of March 31, 2006 was $429 million. The weighted-average contractual life of exercisable options was 5.45 years as of March 31, 2006.
     The Company recognizes compensation expense for restricted stock and restricted stock unit grants over the service period, equal to the fair market value of the stock on the date of issuance. The service period is typically three years except in the case of restricted shares or units issued in lieu of a portion of an annual cash bonus where the vesting period is typically in equal installments over a two year period. Compensation expense of approximately $11 million and $6 million was recorded in the first quarters of 2006 and 2005, respectively, related to restricted stock awards.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     At March 31, 2006 and December 31, 2005, there were approximately $178 million and $53 million respectively, in deferred compensation cost related to restricted stock and restricted stock units. The weighted average remaining term was 2.33 years for restricted stock grants outstanding at March 31, 2006. The aggregate intrinsic value of restricted stock converted and distributed during the first quarter was $4 million.
     In accordance with SFAS No. 123(R), the deferred compensation line on the Company’s balance sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. In the first quarter of 2006, the amount previously included in the deferred compensation line was reversed through additional paid-in capital.
     Changes in our restricted stock grants in the first quarter of 2006 were as follows:

	Number of	Weighted Average
	Restricted	Grant Date Value
	Stock Units	Per Share
Outstanding at December 31, 2005	1,886,562	$51.91
Granted during the quarter	2,238,585	57.85
Distributed during the quarter	(58,491)	15.67
Forfeited during the quarter	(38,977)	53.73

Outstanding at March 31, 2006	4,027,679	$55.72

2002 Employee Stock Purchase Plan
     In April 2002, the Board of Directors adopted (and in May 2002 the shareholders approved) the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions and reserved 10,000,000 Shares for issuance under the ESPP. The ESPP commenced in October 2002.
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
     For the purchase periods prior to June 1, 2005, the purchase price was equal to 85% of the lower of (a) the fair market value of Shares on the day of the beginning of the offering period or (b) the fair market value of Shares on the date of purchase. Effective June 1, 2005, the purchase price is equal to 95% of the fair market value of Shares on the date of purchase. Approximately 27,000 Shares were issued under the ESPP during the quarter ended March 31, 2006 at a purchase price of $60.33. Approximately 257,000 Shares were issued under the ESPP during the year ended December 31, 2005 at purchase prices ranging from $45.19 to $57.48.
Note 12. Stockholders’ Equity
     Share Repurchases. During the three months ended March 31, 2006, the Company repurchased approximately 7.0 million Shares at a total cost of approximately $447 million. An additional $24 million was paid in the first quarter of 2006 related to share repurchases consummated at the end of December 2005. Pursuant to the Company’s share repurchase authorization (the “Share Repurchase Authorization”), from January 1, 1998 through March 31, 2006, Starwood has repurchased 44.8 million Shares in the open market for an aggregate cost of $1.9 billion. As of March 31, 2006, approximately $596 million remains available under the Share Repurchase Authorization.
     Exchangeable Preferred Shares. During 1998, 6.3 million shares of Class A EPS, 5.5 million shares of Class B EPS and approximately 800,000 limited partnership units of the Realty Partnership and Operating Partnership (“Exchangeable Units”) were issued by the Trust in connection with the acquisition of Westin Hotels & Resorts

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Worldwide, Inc. and certain of its affiliates (the “Westin Merger”). Class A EPS had a par value of $0.01 per share and the Company could choose to settle Class A EPS redemptions in Shares on a one-for-one basis (subject to certain adjustments) or in cash. Class B EPS had a liquidation preference of $38.50 per share and provided the holders with the right, for a one year period, from and after the fifth anniversary of the closing date of the Westin Merger, which expired on January 3, 2004, to require the Trust to redeem such shares for cash at a price of $38.50 per share. Subsequent to January 3, 2004, the Company could choose to settle Class B EPS redemptions in cash at $38.50 per share or shares of Class A EPS at the equivalent of $38.50 per share. Exchangeable Units could be converted to Shares on a one-for-one basis (subject to certain adjustments). On March 15, 2006, in accordance with the terms of the Class B EPS discussed above, the Company completed the redemption of the remaining 25,000 outstanding shares of Class B EPS for approximately $1 million in cash. At March 31, 2006, there were approximately 562,000 shares of Class A EPS and 68,000 Exchangeable Units outstanding. On May 4, 2006, the Company purchased approximately 18,000 Exchangeable Units of the Operating Partnership for approximately $1 million in cash.
     On April 10, 2006, when the Company consummated the first phase of the Host transaction (discussed in Note 5), holders of Class A EPS received from Host 50.3 cents in cash and 0.6122 shares of Host common stock. Also in connection with the Host transaction, the Company redeemed all of the Class A EPS and Realty Partnership units (approximately 40,000 units) for cash.
Note 13. Business Segment Information
     The Company has two operating segments: hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W®, Le Méridien®, aloft® and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests and the sale of residential units.
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Hotel	$1,221	$1,154
Vacation ownership and residential	220	252

Total	$1,441	$1,406

Operating income:
Hotel	$187	$127
Vacation ownership and residential	26	60

Total segment operating income	213	187
Selling, general, administrative and other	(49)	(39)
Restructuring and other special charges, net	(9)	—

Operating income	155	148
Equity earnings from unconsolidated ventures, net:
Hotel	2	10
Vacation ownership and residential	4	3
Interest expense, net	(97)	(62)
Gain on asset dispositions and impairments, net	25	1

Income from continuing operations before taxes and minority equity	$89	$100

Capital expenditures:
Hotel	$78	$77
Vacation ownership and residential	24	2
Corporate	11	4

Total	$113	$83

	March 31,	December 31,
	2006	2005
Assets:
Hotel	$10,540	$11,008
Vacation ownership and residential	1,379	1,279
Corporate	163	167

Total	$12,082	$12,454

Note 14. Commitments and Contingencies
     Variable Interest Entities. Of the over 700 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 25 hotels that it has a variable interest in. For those ventures that the Company holds a variable interest in, it determined that the Company was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $49 million and $70 million at March 31, 2006 and December 31, 2005, respectively. Equity investments and other types of investments related to VIEs totaled $13 million and $62 million, respectively, at March 31, 2006 and $12 million and $62 million, respectively, at December 31, 2005.
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $100 million at March 31, 2006. The Company evaluates these loans for impairment, and at March 31, 2006, believes these loans are

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $28 million were outstanding at March 31, 2006, of which $7 million are expected to be funded in 2006 and $12 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $113 million of equity and other potential contributions associated with managed or joint venture properties, $15 million of which is expected to be funded in 2006.
     Additionally, during 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in mid-2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt, which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying balance sheets as of March 31, 2006 and December 31, 2005. In addition, Starwood has issued a completion guarantee for this approximately $200 million project. In the event the completion guarantee is called on, Starwood would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. Starwood would only be required to perform under the completion guarantee in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. The Company does not anticipate that it will be required to perform under these guarantees.
     Surety bonds issued on behalf of the Company as of March 31, 2006 totaled $71 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
     In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of March 31, 2006, excluding the Le Méridien management agreement mentioned below, the Company had six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2006. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and considered the exposure in connection with its acquisition of the Le Méridien brand. The Company does not anticipate losing a significant number of management or franchise contracts in 2006.
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
     Litigation. From time to time in the course of general business activities, the Company becomes involved in legal disputes and proceedings. The Company does not expect the resolution of these matters to have a material adverse affect on the financial position or on the results of operations and cash flows of the Company, except as disclosed in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2005 incorporated herein by reference. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and labor unions, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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

•
Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W and Luxury Collection brand names and termination fees, offset by payments by us under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

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

     Frequent Guest Program. Starwood Preferred Guest (“SPG”) is our frequent guest incentive marketing program. SPG members earn points based on spending at our properties, as incentives to first time buyers of VOIs and residences and, to a lesser degree, through participation in affiliated partners’ programs. Points can be redeemed at substantially all of our owned, leased, managed and franchised properties as well as through other redemption opportunities with third parties, such as conversion to airline miles. Properties are charged based on hotel guests’ expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.
     We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of March 31, 2006 and December 31, 2005 is $323 million and $314 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $51 million to the liability at March 31, 2006.
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
RESULTS OF OPERATIONS
     The following discussion presents an analysis of results of our operations for the three months ended March 31, 2006 and 2005.
     Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. Total revenues generated from these hotels worldwide for the three months ending March 31, 2006 and 2005 were $822 million and $813 million, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $620 million and $594 million for same periods, respectively). The following represents the geographical breakdown of our owned, leased and consolidated joint venture revenues in North America by metropolitan area for the three months ended March 31, 2006 (with comparable data for 2005):

Top Ten Metropolitan Areas as a % of Owned North America Revenues for
the Three Months Ended March 31, 2006 with comparable data for 2005
Metropolitan Area	2006 Revenues	2005 Revenues
New York, NY	17.3%	15.9%
Boston, MA	7.3%	7.2%
Phoenix, AZ	7.2%	6.8%
San Diego, CA	6.3%	5.7%
Atlanta, GA	5.7%	4.8%
Los Angeles – Long Beach, CA	4.8%	5.3%
San Francisco, CA	4.3%	2.6%
Maui, HI	4.1%	3.9%
Seattle, WA	3.7%	3.1%
Houston, TX	3.6%	3.2%
All Other	35.7%	41.5%

Total	100%	100%

     An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.
Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
Continuing Operations
     Revenues. Total revenues, including other revenues from managed and franchised properties, were $1.441 billion, an increase of $35 million when compared to 2005 levels. Revenues reflect a 1.1% increase in revenues from our owned, leased and consolidated joint venture hotels to $822 million for the three months ended March 31, 2006 when compared to $813 million in the corresponding period of 2005, a 26.9% increase in management fees, franchise fees and other income to $132 million for the three months ended March 31, 2006 when compared to $104 million in the corresponding period of 2005, a 16.0% decrease in vacation ownership and residential revenues to $194 million for the three months ended March 31, 2006 when compared to $231 million in the corresponding period of 2005, and an increase of $35 million in other revenues from managed and franchised properties to $293 million for the three months ended March 31, 2006 when compared to $258 million in the corresponding period of 2005.
     The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to strong results at our owned hotels in New York, New York, San Diego, California, Atlanta, Georgia, Seattle, Washington and Chicago, Illinois partially offset by lost revenues from 16 hotels sold since the beginning of 2005. These hotels had revenues of $5 million in the first quarter of 2006 compared to $56 million in the corresponding period of 2005. Revenues were also negatively impacted by lost revenues from owned hotels in New Orleans, Louisiana and Cancun, Mexico which were impacted by hurricanes in 2005 which caused significant business interruption. In the first quarter of 2006 these hotels had revenues of $9 million, including business interruption insurance receipts, as compared to $21 million in the same period of 2005. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (111 hotels for the three months ended March 31, 2006 and 2005, excluding 16 hotels sold or closed and 14 hotels undergoing significant repositionings or without comparable results in 2006 and 2005) increased 8.9% to $735 million for the three months ended March 31, 2006 when compared to $675 million in the same period of 2005 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 9.8% to $119.15 for the three months ended March 31, 2006 when compared to the corresponding 2005 period. The increase in REVPAR was attributed to increases in occupancy rates to 67.3% in the three months ended March 31, 2006 when compared to 65.7% in the same period in 2005, and a 7.1% increase in the average daily rate (“ADR”) at these Same-Store Owned Hotels to $177.01 for the three months ended March 31, 2006 compared to $165.26 for the corresponding 2005 period. REVPAR at Same-Store Owned Hotels in North America increased 12.8% for the three months ended March 31, 2006 when compared to the same period of 2005 due to increased transient and group travel business for the period, primarily at our large owned hotels in the major United States cities discussed above. REVPAR at our international Same-Store Owned Hotels, increased by 1.8% for the three months ended March 31, 2006 when compared to the same period of 2005, with Europe, where we had our largest concentration of international owned hotels, decreasing 2.2%. REVPAR for Same-Store Owned Hotels internationally increased 3.4% excluding the unfavorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 1.6% excluding the unfavorable effects of foreign currency translation.
     The decrease in vacation ownership and residential sales and services was primarily due to the higher amount of contract sales at properties which were in the preliminary stages of construction during 2006 and the application of percentage of completion accounting to such sales. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, increased 18.5% in the three months ended March 31, 2006 when compared to the same period in 2005. The decrease in reported vacation ownership and residential sales in 2006, when compared to 2005, was also due to a reduction in revenue related to residential units at the St. Regis Museum Tower in San Francisco, California, where substantially all of the units have been sold.
     The increase in management fees, franchise fees and other income of $28 million was primarily a result of increased management and franchise revenue of $26 million to $102 million for the quarter ended March 31, 2006 due to improved operating results at the underlying hotels and the addition of new managed and franchised hotels, including approximately $14 million of management and franchise fees from Le Méridien hotels, partially offset by lost fees from contracts that were terminated in the last 12 months. The Le Méridien brand and related management and franchise business were acquired by us in November 2005.
     Other revenues and expenses from managed and franchised properties increased to $293 million from $258 million for the three months ended March 31, 2006 and 2005, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
     Operating Income. Our total operating income was $155 million in the three months ended March 31, 2006 compared to $148 million in 2005. Excluding depreciation and amortization of $73 million and $110 million for the three months ended March 31, 2006 and 2005, respectively, operating income decreased 11.6% or $30 million to $228 million for the three months ended March 31, 2006 when compared to $258 million in the same period in 2005, primarily due to the decrease in Starwood Vacation Ownership (“SVO”) and residential sales discussed above and approximately $12 million of stock option expense recorded in 2006 as a result of the implementation of SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation” on January 1, 2006. These items were offset, in part, by the increase in management fees, franchise fees and other income discussed above.
     Operating income at our hotel segment was $187 million in the three months ended March 31, 2006 compared to $127 million in the same period of 2005 primarily due to the increase in management and franchise revenue discussed above and reduced depreciation expense because, beginning in November 2005, we ceased depreciation on the 35 hotels classified as held for sale. Operating income was negatively impacted by the loss of revenues from the hotels sold since the beginning of 2005 as discussed above. Operating income for the vacation ownership and residential segment was $26 million in the three months ended March 31, 2006 compared to $60 million for the same period in 2005 primarily due to reduced vacation ownership revenues resulting from the impact of percentage of completion accounting for pre-sales at projects under construction and a reduction in revenue related to residential units at the St. Regis Museum Tower in San Francisco, California, where substantially all of the units have been sold. Operating income for the vacation ownership and residential segment was also negatively impacted by the accelerated recognition of sales and marketing expenses in accordance with SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.”
     Restructuring and Other Special Charges, Net. During the three months ended March 31, 2006, we recorded $9 million in net restructuring and other special charges primarily related to transition costs associated with the purchase of the Le Méridien brand and the related management and franchise business in November 2005.

     Depreciation and Amortization. Depreciation expense decreased $37 million to $68 million during the three months ended March 31, 2006 compared to $105 million in the corresponding period of 2005 primarily due to the fact that, beginning in November 2005, we ceased depreciation on the 35 hotels classified as held for sale, partially offset by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense was $5 million for both the three months ended March 31, 2006 and 2005.
     Net Interest Expense. Net interest expense increased to $97 million in the first quarter of 2006 as compared to $62 million in the same period of 2005. The increase was primarily due to $37 million of expenses related to the early extinguishment of debt in connection with two transactions completed in the first quarter of 2006 whereby we defeased and were released from certain debt obligations that allowed us to sell certain hotels that previously served as collateral for such debt. These transactions also resulted in the release of other owned hotels as collateral, providing the Company with flexibility to sell or reposition those hotels. Our weighted average interest rate was 6.09% at March 31, 2006 versus 5.95% at March 31, 2005.
     Gain (Loss) on Asset Dispositions and Impairments, Net. During the first quarter of 2006, we recorded a net gain of approximately $30 million primarily related to the sale of five hotels, offset in part by a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in the quarter.
     During the first quarter of 2005, we recorded a net gain of $1 million primarily related to the reversal of a $2 million reserve related to the financing of a hotel previously sold, which is no longer required as the loan has been repaid, offset in part by the net loss from the sale of two hotels.
     Income Tax Expense. The effective income tax rate for continuing operations for the first quarter of 2006 was 15.8% compared to 21.3% in the corresponding quarter in 2005, primarily due to lower pre-tax income and the corresponding tax benefits from the early extinguishment of debt and restructuring costs discussed earlier, partially offset by the increased expense on gains from asset dispositions. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.
     Cumulative Effect of Accounting Change, Net of Tax. On January 1, 2006, the Company adopted SFAS No. 152 and recorded a charge of $72 million, net of a $44 million tax benefit, in cumulative effect of accounting change.
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

     The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2006 and 2005. The results for the three months ended March 31, 2006 and 2005 represent results for 111 owned, leased and consolidated joint venture hotels (excluding 16 hotels sold or closed and 14 hotels undergoing significant repositionings or without comparable results in 2006 and 2005).

	Three Months Ended
	March 31,
	2006	2005	Variance
Worldwide (111 hotels with approximately 42,000 rooms)
REVPAR	$119.15	$108.54	9.8%
ADR	$177.01	$165.26	7.1%
Occupancy	67.3%	65.7%	1.6

North America (75 hotels with approximately 31,000 rooms)
REVPAR	$119.36	$105.85	12.8%
ADR	$177.57	$160.55	10.6%
Occupancy	67.2%	65.9%	1.3

International (36 hotels with approximately 11,000 rooms)
REVPAR	$118.54	$116.47	1.8%
ADR	$175.36	$179.38	(2.2%)
Occupancy	67.6%	64.9%	2.7
LIQUIDITY AND CAPITAL RESOURCES
Cash From Operating Activities
     Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust (and following the transaction (the “Host Transaction”) with Host Hotels & Resorts, Inc. (“Host”), dividend payments by the Corporation). We anticipate that cash flow provided by operating activities will be sufficient to service these cash requirements. In December 2005, the Trust declared a dividend of $0.84 per Share to shareholders of record on December 31, 2005, which was paid on January 20, 2006. In connection with the Host Transaction, on February 17, 2006, the Trust declared a dividend of $0.21 per Share to shareholders of record on February 28, 2006, which was paid on March 10, 2006. In addition, on March 15, 2006, the Trust declared a dividend of $0.21 per Share to shareholders of record on March 27, 2006, which was paid on April 7, 2006. Subject to the approval of the Board, it is anticipated that the remaining 2006 dividend will be declared by the Corporation in December 2006 to be paid in January 2007. We believe that existing borrowing availability together with capacity from additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, maintenance capital expenditures and distribution payments in the foreseeable future.
     State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is classified as restricted cash in our consolidated balance sheets. At March 31, 2006 and December 31, 2005, we have short-term restricted cash balances of $286 million and $295 million, respectively, primarily consisting of such restricted cash.
Cash Used for Investing Activities
     In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $100 million at March 31, 2006. We evaluate these loans for impairment, and at March 31, 2006, believe these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $28 million were outstanding at March 31, 2006, of which $7 million are expected to be funded in 2006 and $12 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $113 million of equity and other potential contributions associated with managed or joint venture properties, $15 million of which is expected to be funded in 2006.
     Additionally, during 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in mid-2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in our accompanying balance sheets as of March 31, 2006 and December 31, 2005. In addition, we have issued a completion guarantee for this approximately $200 million project. In the event the completion guarantee is called on, we would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. We would only be required to perform under the completion guaranty in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. We do not anticipate that we will be required to perform under these guarantees.
     Surety bonds issued on our behalf as of March 31, 2006 totaled $71 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
     To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of March 31, 2006, excluding the Le Méridien management agreement mentioned below, we had six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2006. In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated our exposure under this guarantee and considered the exposure in connection with our acquisition of the Le Méridien brand. We do not anticipate losing a significant number of management or franchise contracts in 2006.
     In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity. At this time, we believe that it is unlikely that we will have to fund any of the liabilities.
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
     We periodically review our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments. In the first quarter of 2006 we sold five hotels for cash proceeds of approximately $268 million in cash. Additionally, on April 10, 2006, in connection with the Host Transaction, we completed the sale of 28 hotels and the stock of certain controlled subsidiaries to Host for consideration valued at $3.54 billion which consisted of approximately $2.8 billion in the form of Host common stock and cash paid directly to our Shareholders and $738 million of consideration paid to Starwood, including $600 million in cash, $77 million in debt assumption and $61 million in Host common stock. On May 3, 2006, we sold four additional hotels, located in Europe, to Host for gross proceeds of approximately $488 million in cash.

The remaining three hotels in Europe and Asia are expected to be sold in the second quarter of 2006 for approximately $203 million in cash and debt assumption. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all.
Cash Used for Financing Activities
The following is a summary of our debt portfolio (including capital leases) as of March 31, 2006:

	Amount
	Outstanding at			Interest Rate at	Average
	March 31, 2006(a)		Interest Terms	March 31, 2006	Maturity
	(Dollars in millions)				(In years)
Floating Rate Debt
Senior Credit Facility:
Revolving Credit Facility	$1,116		Various + 0.525%	5.33%	4.7
Mortgages and Other	424		Various	4.05%	1.2
Interest Rate Swaps	300			9.23%

Total/Average	$1,840			5.67%	3.7

Fixed Rate Debt
Sheraton Holding Public Debt	$598			7.47%	12.1
Senior Notes	1,485	(b)		6.70%	3.7
Convertible Debt	360			3.50%	0.1
Mortgages and Other	136			7.52%	8.9
Interest Rate Swaps	(300)			7.88%

Total/Average	$2,279			6.34%	5.4

Floating Rate Debt Classified as Held for Sale	$30			5.30%	3.8
Fixed Rate Debt Classified as Held for Sale	$77			8.84%	11.3

Total Debt
Total Debt and Average Terms	$4,226			6.09%	4.9

(a)	Excludes approximately $478 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes approximately $(12) million at March 31, 2006 of fair value adjustments related to existing and terminated fixed-to-floating interest rate swaps for the Senior Notes.
     Fiscal 2006 Developments. On March 15, 2006, we completed the redemption of the remaining 25,000 outstanding Class B EPS for $38.50 per share in cash. On May 4, 2006, we redeemed approximately 18,000 Exchangeable Units of SLC Operating Limited Partnership for approximately $1 million in cash.
     In February 2006, we closed a new, five-year $1.5 billion Senior Credit Facility (“2006 Facility”). The 2006 Facility replaced the previous $1.45 billion Revolving and Term Loan Credit Agreement (“Existing Facility”) which would have matured in October 2006. Approximately $240 million of the Term Loan balance under the Existing Facility was paid down with cash and the remainder was refinanced with the 2006 Facility. The 2006 Facility is expected to be used for general corporate purposes. The 2006 Facility matures February 10, 2011 and has a current interest rate of LIBOR + 0.70%. We currently expect to be in compliance with all covenants of the 2006 Facility.
     During March 2006, we received additional commitments totaling $300 million under our 2006 Facility (“2006 Facility Add-On”) on a short-term basis to facilitate the close of the Host Transaction and for general working capital purposes. The 2006 Facility Add-On matures June 30, 2006, and we are currently evaluating whether we want to extend the 2006 Facility Add-On past that date.
     In the first quarter of 2006 in two separate transactions we defeased approximately $510 million of debt secured in part by several hotels that were part of the Host Transaction. In one transaction, in order to accomplish this, we purchased Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the loan agreement. The Treasury securities were then substituted for the real estate and hotels that originally served as collateral for the loan. As part of the defeasance, the Treasury securities and the debt were transferred to a third party successor borrower who in turn is “liable” for all obligations under this debt. In the second transaction, we placed Treasury securities in an escrow account which is held by an escrow agent to cover the debt service payments. As such, neither piece of debt is reflected on our balance sheet as of March 31, 2006. In connection with the defeasance, we incurred early extinguishment of debt costs of approximately $37 million.
     In May 2003, we issued $360 million of convertible notes. Holders of these notes can force conversion if the underlying Shares trade at more than 120% of the conversion price for 20 out of 30 trading days ending on the last trading day of the calendar quarter preceding the calendar quarter in which the conversion occurs. This conversion right was met in the first quarter of 2006 as the share prices closed at over $60 for 20 days. We expect the principal portion of these notes will be settled in cash with the excess amount settled in Corporation Shares. As a result, approximately 1.9 million shares are included in our March 31, 2006 diluted shares based on our closing stock price of $67.73 on March 31, 2006.
     On May 5, 2006, we gave notice of our intention to redeem, on June 5, 2006, the $360 million, 3.5% convertible bonds at the price of par plus accrued interest, effective June 5, 2006. Under the terms of the convertible indenture, prior to this redemption date, the note holders have the right to convert their notes into Shares at the stated conversion rate. Subject to the terms of the indenture, we have indicated to the Trustee that we plan to settle any conversions by paying the principal portion of the notes in cash, and any excess amount in Corporation Shares.
     In connection with the Host Transaction, a total of $600 million of notes issued by Sheraton Holding were assumed by the Corporation. On May 2, 2006, we gave notice of our intention to redeem, on June 2, 2006, $150 million in principal amount of these notes which had a coupon of 7.75% and a maturity in 2025. The stated redemption price for these notes is 103.186. We intend to draw down on the 2006 Facility and use existing unrestricted cash balances to fund the cash portions of these transactions.
     Other. We have approximately $758 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations and recent asset sales, together with our significant cash balances (approximately $1.055 billion at March 31, 2006, including $295 million of short-term and long-term restricted cash), available borrowings under the Revolving Credit Facility (approximately $560 million at March 31, 2006), available borrowings from international revolving lines of credit (approximately $4 million at March 31, 2006), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, we have a substantial amount of indebtedness at March 31, 2006. There can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels or that currently anticipated results will be achieved. Subsequent to March 31, 2006, we significantly reduced our outstanding debt by the gross proceeds from the Host Transaction discussed earlier and expect to further reduce our debt when the remaining three hotels are sold to Host in the second quarter of 2006.
     We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the three months ending March 31, 2006, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $5 million. Our debt balance is also affected by changes in interest rates as a result of our interest rate swap agreements under which we pay floating rates and receive fixed rates of interest (the “Fair Value Swaps”). The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At March 31, 2006, our debt included a decrease of approximately $12 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets. At December 31, 2005 our debt included a decrease of approximately $3 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets.
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

     We had the following contractual obligations outstanding as of March 31, 2006 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$4,224	$758	$807	$1,112	$1,547
Capital lease obligations (2)	2	—	—	—	2
Operating lease obligations	1,151	77	137	126	811
Unconditional purchase obligations (3)	131	48	48	26	9
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$5,508	$883	$992	$1,264	$2,369

(1)	In connection with the Host Transaction, a total of $600 million of notes issued by Sheraton Holding were assumed by the Corporation. Subsequent to March 31, 2006, we gave notice of our intention to redeem, on June 2, 2006, $150 million in principal amount of these notes which had a coupon of 7.75% and a maturity in 2025.

(2)	Excludes sublease income of $2 million.

(3)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.
     We had the following commercial commitments outstanding as of March 31, 2006 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Standby letters of credit	$124	$124	$—	$—	$—
Hotel loan guarantees (1)	51	7	44	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$175	$131	$44	$—	$—

(1)	Excludes fair value of guarantees which are reflected in our consolidated balance sheet.
     Following the announcement of the Host Transaction on November 14, 2005, the rating agencies took the following actions:
•
Standard & Poor’s (“S & P”) affirmed our BB+ rating and revised their outlook to positive from stable. At the same time, S & P placed the BB+ ratings of Sheraton Holding Corporation (“Sheraton Holding”) on CreditWatch with negative implications, reflecting the possibility that these obligations would have been assumed by Host, a lower rated entity.

•
Moody’s Investor Services (“Moody’s”) affirmed our Ba1 rating and placed it on review for a potential upgrade, and simultaneously placed the Ba1 ratings of Sheraton Holding on review for possible downgrade for the same reasons cited above.

     On March 27, 2006, S & P affirmed our BB+ rating and revised their outlook from stable to positive. At the same time, S & P removed Sheraton Holding from CreditWatch with negative implications as the Sheraton Holding Public Debt is being retained by us. On March 29, 2006, Moody’s affirmed our Bal rating and revised their outlook to positive. In addition, the Bal rating of Sheraton Holding was affirmed.
     We repurchased 7.0 million Shares for an average price of $63.45 per Share in the open market during the three months ended March 31, 2006.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We repurchased the following Shares during the three months ended March 31, 2006:

				Maximum Number (or
				Approximate Dollar
	Total			Value) of Shares that
	Number of	Average	Total Number of Shares	May Yet Be Purchased
	Shares	Price Paid	Purchased as Part of Publicly	Under the Plans or
Period	Purchased	for Share	Announced Plans or Programs	Programs (in millions)
January	1,876,100	$63.77	1,876,100	$923
February	3,062,800	$63.09	3,062,800	$730
March	2,100,000	$63.62	2,100,000	$596

Total	7,038,900	$63.45	7,038,900

     In October 2005, the Board of Directors of the Company authorized the repurchase of up to an additional $1 billion of Shares under our existing Share repurchase authorization (the “Share Repurchase Authorization”). As of March 31, 2006, approximately $596 million of Shares may yet be purchased under the Share Repurchase Authorization.
Item 6. Exhibits.
2.1
Amendment dated March 24, 2006, to the Master Agreement and Plan of Merger dated November 14, 2005, by and among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed March 29, 2006).

3.1
Articles Supplementary dated April 7, 2006, classifying and designating 1,000,000 shares of Series A Junior Participating Preferred Stock of the Corporation, par value $0.01 per share (incorporated by reference to Exhibit A of the Amended and Restated Rights Agreement filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 13, 2006 (the “April 13 8-K”)).

3.2	Amended and Restated Bylaws of the Corporation, as amended and restated through April 10, 2006 (Incorporated by reference to Exhibit 3.2 to the April 13 8-K).

4.1	Termination Agreement dated as of April 7, 2006, Starwood Hotels & Resorts Worldwide, Inc., and Starwood Hotels & Resorts (Incorporated by reference to Exhibit 4.1 to the April 13 8-K).

4.2
Amended and Restated Rights Agreement, dated as of April 7, 2006, between Starwood Hotels & Resorts Worldwide, Inc. and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the April 13 8-K).

4.3
Second Indenture Supplement, dated as of April 9, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the April 13 8-K).

4.4
Amendment to Exchange Rights Agreement dated as of April 10, 2006, by and among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership and SLC Operating Limited Partnership amending the Exchange Rights Agreement as of January 1, 1995 among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership, SLC Operating Limited Partnership, each of the limited partners of SLT Realty Limited Partnership and SLC Operating Limited Partnership listed on the signature pages thereto, and Firebird Consolidated Partners, L.P. (Incorporated by reference to Exhibit 4.4 to the April 13 8-K).

4.5
Amendment to Exchange Rights Agreement dated as of April 10, 2006, by and among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership and SLC Operating Limited Partnership amending the Exchange Rights Agreement dated as of June 3, 1996 among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership, SLC Operating Limited Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (Incorporated by reference to Exhibit 4.5 to the April 13 8-K).

4.6
Amendment to Units Exchange Rights Agreement dated as of April 10, 2006, by and among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership and SLC Operating Limited Partnership, amending the Units Exchange Rights Agreement dated as of February 14, 1997 among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership, SLC Operating Limited Partnership, and each of the limited partners of SLT Realty Limited Partnership and SLC Operating Limited Partnership listed on the signature pages thereto (Incorporated by reference to Exhibit 4.6 to the April 13 8-K).

10.1
Amendment dated as of March 31, 2006, to the Credit Agreement, dated as of February 10, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (Incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed April 4, 2006).

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer (1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer (1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer (1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer (1)

99.1
Amendment No. 1 to the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, as amended and restated effective January 1, 2006 (Incorporated by reference to Exhibit 99.1 to the April 13 8-K).

99.2	Amendment No. 1 to the Starwood Hotels & Resorts Worldwide, Inc. 2004 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 99.2 to the April 13 8-K).

99.3	Amendment No. 1 to the Starwood Hotels & Resorts Worldwide, Inc. Annual Incentive Plan for Certain Executives (Incorporated by reference to Exhibit 99.3 to the April 13 8-K).

99.4	Second Amendment to the Starwood Hotels & Resorts Worldwide, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.4 to the April 13 8-K).

99.5	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 2005 Annual Incentive Plan, amended as of November 3, 2005 (Incorporated by reference to Exhibit 99.5 to the April 13 8-K).

(1)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

	By:	/s/ Steven J. Heyer

Steven J. Heyer
Chief Executive Officer and Director

	By:	/s/ Alan M. Schnaid

Alan M. Schnaid
Senior Vice President, Corporate
Controller and Principal Accounting
Officer

Date: May 5, 2006

EXHIBIT INDEX
2.1
Amendment dated March 24, 2006, to the Master Agreement and Plan of Merger dated November 14, 2005, by and among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed March 29, 2006).

3.1
Articles Supplementary dated April 7, 2006, classifying and designating 1,000,000 shares of Series A Junior Participating Preferred Stock of the Corporation, par value $0.01 per share (incorporated by reference to Exhibit A of the Amended and Restated Rights Agreement filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 13, 2006 (the “April 13 8-K”)).

3.2	Amended and Restated Bylaws of the Corporation, as amended and restated through April 10, 2006 (Incorporated by reference to Exhibit 3.2 to the April 13 8-K).

4.1	Termination Agreement dated as of April 7, 2006, Starwood Hotels & Resorts Worldwide, Inc., and Starwood Hotels & Resorts (Incorporated by reference to Exhibit 4.1 to the April 13 8-K).

4.2
Amended and Restated Rights Agreement, dated as of April 7, 2006, between Starwood Hotels & Resorts Worldwide, Inc. and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the April 13 8-K).

4.3
Second Indenture Supplement, dated as of April 9, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the April 13 8-K).

4.4
Amendment to Exchange Rights Agreement dated as of April 10, 2006, by and among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership and SLC Operating Limited Partnership amending the Exchange Rights Agreement as of January 1, 1995 among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership, SLC Operating Limited Partnership, each of the limited partners of SLT Realty Limited Partnership and SLC Operating Limited Partnership listed on the signature pages thereto, and Firebird Consolidated Partners, L.P. (Incorporated by reference to Exhibit 4.4 to the April 13 8-K).

4.5
Amendment to Exchange Rights Agreement dated as of April 10, 2006, by and among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership and SLC Operating Limited Partnership amending the Exchange Rights Agreement dated as of June 3, 1996 among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership, SLC Operating Limited Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (Incorporated by reference to Exhibit 4.5 to the April 13 8-K).

4.6
Amendment to Units Exchange Rights Agreement dated as of April 10, 2006, by and among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership and SLC Operating Limited Partnership, amending the Units Exchange Rights Agreement dated as of February 14, 1997 among Starwood Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., SLT Realty Limited Partnership, SLC Operating Limited Partnership, and each of the limited partners of SLT Realty Limited Partnership and SLC Operating Limited Partnership listed on the signature pages thereto (Incorporated by reference to Exhibit 4.6 to the April 13 8-K).

10.1
Amendment dated as of March 31, 2006, to the Credit Agreement, dated as of February 10, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (Incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed April 4, 2006).

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer (1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer (1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer (1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer (1)

99.1
Amendment No. 1 to the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, as amended and restated effective January 1, 2006 (Incorporated by reference to Exhibit 99.1 to the April 13 8-K).

99.2	Amendment No. 1 to the Starwood Hotels & Resorts Worldwide, Inc. 2004 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 99.2 to the April 13 8-K).

99.3	Amendment No. 1 to the Starwood Hotels & Resorts Worldwide, Inc. Annual Incentive Plan for Certain Executives (Incorporated by reference to Exhibit 99.3 to the April 13 8-K).

99.4	Second Amendment to the Starwood Hotels & Resorts Worldwide, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.4 to the April 13 8-K).

99.5	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 2005 Annual Incentive Plan, amended as of November 3, 2005 (Incorporated by reference to Exhibit 99.5 to the April 13 8-K).

(1)    Filed herewith.