Form 10-Q
period 2006-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2006-08-04
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number: 1-7959
Starwood Hotels & Resorts Worldwide, Inc.
(Exact name of Registrant as specified in its charter)
Maryland
(State or other jurisdiction
of incorporation or organization)
52-1193298
(I.R.S. employer identification no.)
1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)
(914) 640-8100
(Registrant’s telephone number,
including area code)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑           No
        ☐Indicatebycheckmarkwhethertheregistrantisalargeacceleratedfiler,anacceleratedfileroranon-acceleratedfiler.Seedefinitionof“acceleratedfilerandlargeacceleratedfiler”inRule12b-2oftheExchangeAct.Largeacceleratedfiler ☑          Accelerated filer ☐           Non-accelerated filer
             ☐Indicatebycheckmarkwhethertheregistrantisashellcompany(asdefinedinRule12b-2oftheExchangeAct).Yesn          No ☑
      Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:
      217,807,565 shares of common stock, par value $0.01 per share, outstanding as of July 31, 2006.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements.
      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$306	$897
Restricted cash	320	295
Accounts receivable, net of allowance for doubtful accounts of $56 and $50	637	642
Inventories	407	280
Prepaid expenses and other	197	169

Total current assets	1,867	2,283
Investments	411	403
Plant, property and equipment, net	4,014	4,169
Assets held for sale	5	2,882
Goodwill and intangible assets, net	2,337	2,315
Deferred tax assets	328	40
Other assets	410	402

	$9,372	$12,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$742	$1,219
Accounts payable	144	156
Accrued expenses	887	1,049
Accrued salaries, wages and benefits	316	297
Accrued taxes and other	202	158

Total current liabilities	2,291	2,879
Long-term debt	2,078	2,849
Long-term debt held for sale	—	77
Deferred tax liabilities	52	602
Other liabilities	1,972	851

	6,393	7,258

Minority interest	25	25
Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of Starwood Hotels & Resorts (the “Trust”); $0.01 par value; authorized 30,000,000 shares; outstanding 0 and 562,222 shares at June 30, 2006 and December 31, 2005, respectively	—	—
Class B exchangeable preferred shares of the Trust; $0.01 par value; authorized 15,000,000 shares; outstanding 0 and 24,627 shares at June 30, 2006 and December 31, 2005, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 218,651,779 and 217,218,781 shares at June 30, 2006 and December 31, 2005, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 0 and 217,218,781 shares at June 30, 2006 and December 31, 2005, respectively	—	2
Additional paid-in capital	2,521	5,412
Deferred compensation	—	(53)
Accumulated other comprehensive loss	(249)	(322)
Retained earnings	680	170

Total stockholders’ equity	2,954	5,211

	$9,372	$12,494

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues
Owned, leased and consolidated joint venture hotels	$674	$939	$1,496	$1,752
Vacation ownership and residential sales and services	234	233	428	464
Management fees, franchise fees and other income	174	119	306	223
Other revenues from managed and franchised properties	423	268	716	526

	1,505	1,559	2,946	2,965
Costs and Expenses
Owned, leased and consolidated joint venture hotels	492	675	1,132	1,316
Vacation ownership and residential	184	167	349	334
Selling, general, administrative and other	121	94	227	176
Restructuring and other special charges, net	3	—	12	—
Depreciation	72	101	140	206
Amortization	5	4	10	9
Other expenses from managed and franchised properties	423	268	716	526

	1,300	1,309	2,586	2,567
Operating income	205	250	360	398
Equity earnings and gains and losses from unconsolidated ventures, net	32	18	38	31
Interest expense, net of interest income of $3, $3, $9 and $5	(50)	(60)	(147)	(122)
(Loss) gain on asset dispositions and impairments, net	(6)	(17)	19	(16)

Income from continuing operations before taxes and minority equity	181	191	270	291
Income tax benefit (expense)	501	(47)	487	(68)
Minority equity in net (income) loss	(2)	1	—	1

Income from continuing operations	680	145	757	224
Cumulative effect of accounting change, net of tax	—	—	(72)	—

Net income	$680	$145	$685	$224

Earnings (Loss) Per Share — Basic
Continuing operations	$3.16	$0.67	$3.51	$1.04
Cumulative effect of accounting change	—	—	(0.33)	—

Net income	$3.16	$0.67	$3.18	$1.04

Earnings (Loss) per Share — Diluted
Continuing operations	$3.01	$0.65	$3.34	$1.01
Cumulative effect of accounting change	—	—	(0.32)	—

Net income	$3.01	$0.65	$3.02	$1.01

Weighted average number of Shares	215	216	215	214

Weighted average number of Shares assuming dilution	226	223	227	222

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$680	$145	$685	$224
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	41	(33)	43	(65)
Recognition of accumulated foreign currency translation adjustments on sold hotels	29	—	29	—
Minimum pension liability adjustments	—	—	2	(3)
Unrealized holding (losses) gains	(1)	4	(1)	3

	69	(29)	73	(65)

Comprehensive income	$749	$116	$758	$159

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended
	June 30,

	2006	2005

Operating Activities
Net income	$685	$224
Depreciation and amortization	150	215
(Gain) loss on asset dispositions and impairments, net	(19)	16
Cumulative effect of accounting change	72	—
Stock-based compensation expense	46	21
Excess stock-based compensation tax benefit	(51)	—
Other adjustments to income from continuing operations	(9)	39
Increase in restricted cash	(27)	(161)
Other changes in working capital	(162)	(76)
Accrued and deferred income taxes and other	(555)	(48)

Cash from operating activities	130	230

Investing Activities
Purchases of plant, property and equipment	(197)	(182)
Proceeds from asset sales, net	1,410	59
Collection of notes receivable, net	55	18
Acquisitions, net of acquired cash	(1)	(1)
Investments	88	(35)
Other, net	(10)	(10)

Cash from (used for) investing activities	1,345	(151)

Financing Activities
Revolving credit facility and short-term borrowings, net	270	4
Long-term debt issued	—	4
Long-term debt repaid	(1,531)	(71)
Distributions paid	(276)	(176)
Proceeds from employee stock option exercises	264	239
Excess stock-based compensation tax benefit	51	—
Share repurchases	(776)	—
Other, net	(79)	(11)

Cash used for financing activities	(2,077)	(11)

Exchange rate effect on cash and cash equivalents	11	(13)

(Decrease) increase in cash and cash equivalents	(591)	55
Cash and cash equivalents — beginning of period	897	326

Cash and cash equivalents — end of period	$306	$381

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$155	$135

Income taxes, net of refunds	$92	$22

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
      The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”) including Starwood Hotels & Resorts and its subsidiaries (the “Trust” and together with the Corporation, “Starwood” or the “Company”) until April 10, 2006. As a result of the Host Transaction (as defined below) in April 2006, the financial statements for the Trust are no longer required to be consolidated or presented separately, nor are we required to include a guarantor footnote containing certain financial information for Sheraton Holding Corporation (“Sheraton Holding”), a former subsidiary of the Corporation.
      Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of more than 850 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.
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
      Pursuant to a reorganization in 1999, the Trust became a subsidiary of the Corporation, which indirectly held all outstanding shares of the new Class A shares of beneficial interest of the Trust (“Class A Shares”). In the 1999 reorganization, each Trust Share was converted into one share of the new non-voting Class B Shares of beneficial interest in the Trust (a “Class B Share”). Prior to the Host Transaction discussed below and in detail in Note 4, the Corporation Shares and the Class B Shares traded together on a one-for-one basis, consisting of one Corporation Share and one Class B Share (the “Shares”).
      On April 7, 2006, in connection with the transaction (the “Host Transaction”) with Host Hotels & Resorts, Inc. (“Host”) described below, the Shares were depaired and the Corporation Shares became transferable separately from the Class B Shares. As a result of the depairing, the Corporation Shares trade alone under the symbol “HOT” on the New York Stock Exchange (“NYSE”). As of April 10, 2006, neither Shares nor Class B Shares are listed or traded on the NYSE.
      On April 10, 2006, in connection with the Host Transaction, certain subsidiaries of Host acquired the Trust and Sheraton Holding from the Corporation. As part of the Host Transaction, among other things, (i) a subsidiary of Host was merged with and into the Trust, with the Trust surviving as a subsidiary of Host, (ii) all the capital stock of Sheraton Holding was sold to Host and (iii) a subsidiary of Host was merged with and into SLT Realty Limited Partnership (the “Realty Partnership”) with the Realty Partnership surviving as a subsidiary of Host.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Significant Accounting Policies
      Earnings Per Share. The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Three Months Ended June 30,

	2006			2005

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$680	215	$3.16	$145	216	$0.67
Effect of dilutive securities:
Employee options and restricted stock awards	—	9		—	7
Convertible debt	—	2		—	—

Diluted earnings from continuing operations	$680	226	$3.01	$145	223	$0.65

	Six Months Ended June 30,

	2006			2005

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$757	215	$3.51	$224	214	$1.04
Effect of dilutive securities:
Employee options and restricted stock awards	—	10		—	8
Convertible debt	—	2		—	—

Diluted earnings from continuing operations	$757	227	$3.34	$224	222	$1.01

      Included in the basic Share numbers are approximately 56,000 and 317,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) for the three and six months ended June 30, 2006, respectively. Approximately 600,000 shares of Class A EPS and Class B EPS are included in the Basic Share numbers for both the three and six months ended June 30, 2005. On March 15, 2006 the Company completed the redemption of the remaining 25,000 shares of Class B EPS for approximately $1 million. In April 2006 the Company completed the redemption of the remaining 562,000 shares of Class A EPS for approximately $33 million.
      Prior to June 5, 2006, the Company had contingently convertible debt, the terms of which allowed for the Company to redeem such instruments in cash or Shares. The Company, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” utilized the if-converted method to calculate dilution once certain trigger events were met. One of the trigger events for the Company’s contingently convertible debt was met during the first quarter of 2006 when the closing sale price per Share was $60 or more for a specified length of time. On May 5, 2006, the Company gave notice of its intention to redeem the convertible debt on June 5, 2006. Under the terms of the convertible indenture, prior to this redemption date, the note holders also had the right to convert their notes into Shares at the stated conversion rate. Under the terms of the indenture, the Company settled conversions by paying the principal portion of the notes in cash and the excess amount of the conversion spread in Corporation Shares. For the period prior to the conversion dates, approximately 2 million Shares were included in the computation of diluted Shares for the three and six months ended June 30, 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At June 30, 2005, 7 million Shares issuable under the above described convertible debt were excluded from the computation of diluted Shares as the trigger events for conversion had not occurred.
      In connection with the Host Transaction, Starwood’s shareholders received 0.6122 Host shares and $0.503 in cash for each of their Class B Shares. Holders of Starwood employee stock options did not receive this consideration while the market price of our publicly traded shares was reduced to reflect the payment of this consideration directly to the holders of the Class B Shares. In order to preserve the value of the Company’s options immediately before and after the Host Transaction, in accordance with the stock option agreements, the Company adjusted its stock options to reduce the strike price and increase the number of stock options using the intrinsic value method based on the Company’s stock price immediately before and after the transaction. As a result of this adjustment, the diluted stock options increased by approximately 1 million Corporation Shares effective as of the closing of the Host Transaction. In accordance with SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” discussed below, this adjustment did not result in any incremental fair value, and as such, no additional compensation cost was recognized. Furthermore, in order to preserve the value of the contingently convertible debt discussed above, the Company modified the conversion rate of the contingently convertible debt in accordance with the indenture.
      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
      Recently Issued Accounting Standards. In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation cost in the income statement based on their fair value. Proforma disclosure is no longer an alternative. In accordance with the transition rules, the Company adopted SFAS No. 123(R) effective January 1, 2006. The Company recorded $10 million and $22 million (pre-tax) of stock option expense in the three and six months ended June 30, 2006, respectively.
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company adopted SFAS No. 152 on January 1, 2006 and recorded a charge of $72 million, net of a $44 million tax benefit, as a cumulative effect of accounting change in its 2006 consolidated statement of income.

Note 3.	Restricted Cash
      State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is classified as restricted cash in the Company’s consolidated balance sheets. At June 30, 2006 and December 31, 2005, the Company had short-term restricted cash balances of $320 million and $295 million, respectively, primarily consisting of such restricted cash.

Note 4.	Asset Dispositions
      During the second quarter of 2006, the Company consummated the Host Transaction whereby subsidiaries of Host acquired 33 properties including through the sale of stock of certain controlled subsidiaries, including Sheraton Holding and the Trust. The stock and cash transaction was valued at approximately $4.1 billion, including debt assumption (based on Host’s closing stock price on April 7, 2006 of $20.53). In the first phase of the transaction, 28 hotels and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust, were acquired by Host for consideration valued at $3.54 billion. On May 3, 2006, four additional hotels located in Europe were sold to Host for net proceeds of approximately $481 million in cash. On June 13, 2006, the final hotel in Venice, Italy was sold to Host for net proceeds of approximately $74 million in cash. In connection with the first phase of the transaction, Starwood shareholders received approximately $2.8 billion in the form of Host common stock valued at $2.68 billion and $119 million in cash for their Class B shares. Based on Host’s closing price on April 7, 2006, this consideration had a per-Class B Share value of $13.07. Starwood directly received approximately $738 million of the proceeds in the first phase, including $600 million in cash, $77 million in debt assumption and $61 million in Host common stock. In addition, the Corporation assumed from its subsidiary, Sheraton Holding, debentures with a principal balance of $600 million. As the sale of the Class B shares involved a transaction with Starwood’s shareholders, the book value of the Trust associated with this sale was treated as a non-reciprocal transaction with owners and was removed through retained earnings up to the amount of retained earnings that existed at the sale date with the remaining balance reducing additional paid in capital. The portion of the transaction between the Company and Host was recorded as a disposition under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As Starwood sold these hotels subject to long-term management contracts, the calculated gain on the sale of approximately $920 million has been deferred and is being amortized over the initial management contract term of 20 years. The Company sold all of the Host common stock in the second quarter of 2006 and recorded a net gain of approximately $1 million.
      Also in the second quarter of 2006, the Company sold one hotel for approximately $56 million in cash. The Company recorded a net gain of approximately $3 million associated with this sale. In addition, the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company recorded an impairment charge of $6 million related to a hotel which is expected to be sold in the third quarter of 2006 and an impairment charge of $11 million related to the Sheraton hotel in Cancun, Mexico that was damaged by Hurricane Wilma in 2005 and will now be completely demolished in order to build additional vacation ownership units. These impairment charges were offset in part by a $7 million gain as a result of insurance proceeds received primarily for the Westin Cancun as reimbursement for property damage caused by the same storm.
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
      In the six months ended June 30, 2005, the Company sold three hotels for approximately $57 million in cash. The Company recorded a net loss of approximately $1 million associated with two of these sales. The Company had previously recorded impairment charges of $17 million related to these two properties. The Company recorded a $6 million gain on the sale of the third hotel. However, since the Company continues to manage this hotel, the gain was deferred and is being recognized in earnings over the initial term of the new management contract.
      Also during 2005, the Company recorded a $2 million gain as a result of the collection of a fully reserved note receivable issued by the Company in connection with the sale of an asset in 2000. In addition, the Company recorded a net loss of approximately $17 million primarily related to impairment charges associated with the owned Sheraton hotel in Cancun, Mexico that is being demolished to build vacation ownership units.
      The hotels sold in the six months ended June 30, 2006 and 2005 were generally encumbered by long-term management or franchise contracts and, therefore, their operations prior to the sale date are not classified as discontinued operations.
      Subsequent to June 30, 2006, the Company received non-refundable deposits on two hotels which it expects to sell in the third quarter of 2006 for approximately $86 million in cash. The Company expects to recognize losses totaling approximately $34 million related to these sales.

Note 5.	Assets and Debt Held for Sale
      In June 2006, the Company entered into a purchase and sale agreement for the sale of one hotel for approximately $6 million and received a significant non-refundable deposit from the buyer. In accordance with SFAS No. 144, the Company classified this asset and the estimated goodwill to be allocated to the sale as held for sale and ceased depreciating it. As discussed in Note 4, the Company also recorded an impairment charge of approximately $6 million related to this hotel. The Company expects to complete the sale in August 2006.
      In addition, as discussed above, the Company entered into a definitive agreement in November 2005 in connection with the Host Transaction. As such, in accordance with SFAS No. 144, at December 31, 2005, the Company classified these hotels, the estimated goodwill to be allocated to the sale and the debt to be assumed by Host as held for sale. The Company also ceased depreciating these assets at that time. During the six months ended June 30, 2006, five hotels were removed from the Host Transaction, and they are being retained by the Company. Accordingly, these hotels and the associated debt that was going to be assumed by Host are no longer included in assets and debt held for sale at June 30, 2006 or December 31, 2005, and the assets are being depreciated.

Note 6.	Deferred Gains
      The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the initial term of the related agreement. As of June 30, 2006 and December 31, 2005, the Company had total deferred gains of $1.208 billion and $267 million, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $16 million and $23 million in the three and six months ended June 30, 2006, respectively, and $3 million and $6 million in the three and six months ended June 30, 2005, respectively.
Note 7.     Other Assets
      Other assets include the following (in millions):

	June 30,	December 31,
	2006	2005

VOI notes receivable, net	$256	$163
Other notes receivable, net	65	134
Deposits and other	89	105

	$410	$402

Note 8.	Notes Receivable Securitizations and Sales
      From time to time, the Company securitizes or sells, without recourse, its fixed-rate VOI notes receivable. To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to special purpose entities (together with the special purpose entities in the next sentence, the “SPEs”) and the SPEs transfer the VOI notes receivable to qualifying special purpose entities (“QSPEs”), as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125.” To accomplish these sales, the Company transfers a pool of VOI notes receivable to SPEs and the SPEs transfer the VOI notes receivable to a third-party purchaser. The Company continues to service the securitized and sold VOI notes receivable pursuant to servicing agreements negotiated at arms-length based on market conditions; accordingly, the Company has not recognized any servicing assets or liabilities. All of the Company’s VOI notes receivable securitizations and sales to date have qualified to be, and have been, accounted for as sales in accordance with SFAS No. 140.
      With respect to those transactions still outstanding at June 30, 2006, the Company retains economic interests (the “Retained Interests”) in securitized and sold VOI notes receivables through SPE ownership of QSPE beneficial interests (securitizations) and the right to a deferred purchase price payable by the purchaser of the sold VOI notes receivable. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provide credit enhancement to the third-party purchasers of the related QSPE beneficial interests (securitizations) and VOI notes receivable (sales). Retained Interest cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable, QSPE fixed rate interest expense, the third-party purchaser’s contractual floating rate yield (VOI notes receivable sales), and program fees (VOI note receivables sales).
      The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $3 million and $6 million during the three and six months ended June 30, 2006 and $4 million and $7 million during the three and six months ended June 30, 2005, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in an insignificant amount of net gains in the three and six months ended June 30, 2006 and 2005.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At June 30, 2006, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $292 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at June 30, 2006 was approximately $3 million.
      Gross credit losses for all VOI notes receivable were $4 million and $8 million during the three and six months ended June 30, 2006 and $4 million and $9 million during the three and six months ended June 30, 2005, respectively.
      The Company received aggregate cash proceeds of $8 million and $17 million from the Retained Interests during the three and six months ended June 30, 2006 and $10 million and $19 million during the three and six months ended June 30, 2005, respectively. The Company received aggregate servicing fees of $1 million and $2 million related to these VOI notes receivable during the three and six months ended June 30, 2006 and $1 million and $2 million during the three and six months ended June 30, 2005, respectively.
      At the time of each receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.
      At June 30, 2006, the Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at June 30, 2006 was approximately $44 million. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	0.8%
200 basis points-dollars	$0.7
200 basis points-percentage	1.6%
Discount rate:
100 basis points-dollars	$1.0
100 basis points-percentage	2.2%
200 basis points-dollars	$1.9
200 basis points-percentage	4.4%
Gross annual rate of credit losses:
100 basis points-dollars	$6.5
100 basis points-percentage	15.1%
200 basis points-dollars	$12.8
200 basis points-percentage	29.7%

Note 9.	Restructuring and Other Special Charges
      The Company had remaining accruals related to restructuring charges of $13 million and $28 million, respectively, at June 30, 2006 and December 31, 2005, of which $6 million is included in other liabilities in the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accompanying consolidated balance sheets for both periods. The following table summarizes the activity in the restructuring accruals in 2006 (in millions):

	December 31,	Cash	Reversal of	June 30,
	2005	Payments	Accruals	2006

Reserves established by Sheraton Holding prior to its merger with the Company in 1998	$17	$—	$(4)	$13
Severance costs related to a corporate restructuring in 2005	11	(11)	—	—

Total	$28	$(11)	$(4)	$13

      In addition, the Company incurred and paid approximately $5 million and $16 million in the three and six months ended June 30, 2006, respectively, of transition costs associated with the purchase of the Le Méridien brand in November 2005. These costs were recorded in restructuring and other special charges, net in the Company’s consolidated statements of income. There was no restructuring and other special charges activity in the three or six months ended June 30, 2005.

Note 10.	Derivative Financial Instruments
      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rate fluctuations on the results of operations, cash flows and the market value of the Company’s debt. At June 30, 2006, the Company has two interest rate swap agreements with an aggregate notional amount of $300 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The fair value of the Fair Value Swaps was a liability of approximately $31 million at June 30, 2006 and is included in other liabilities in the Company’s consolidated balance sheet.
      From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At June 30, 2006, the Company had no Foreign Currency Hedges outstanding.
      The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Pension and Postretirement Benefit Plans
      The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,

	2006			2005

		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.1	$—	$—	$1.1	$—
Interest cost	0.2	2.3	0.3	0.2	2.2	0.3
Expected return on plan assets	—	(2.3)	(0.2)	—	(2.1)	(0.2)
Amortization of:
Prior service income	—	—	—	(0.1)	(0.1)	—
Actuarial loss	—	0.8	—	0.1	1.0	(0.1)

SFAS No. 87 cost/ SFAS No. 106 cost	0.2	1.9	0.1	0.2	2.1	—

SFAS No. 88 settlement loss	—	—	—	0.1	—	—

Net periodic benefit cost	$0.2	$1.9	$0.1	$0.3	$2.1	$—

	Six Months Ended June 30,

	2006			2005

		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$2.2	$—	$—	$2.2	$—
Interest cost	0.4	4.6	0.6	0.4	4.4	0.6
Expected return on plan assets	—	(4.6)	(0.4)	—	(4.1)	(0.4)
Amortization of:
Prior service income	—	—	—	(0.1)	(0.2)	—
Actuarial loss (gain)	—	1.6	—	0.2	1.9	(0.2)

SFAS No. 87 cost/ SFAS No. 106 cost	0.4	3.8	0.2	0.5	4.2	—

SFAS No. 88 settlement (gain) loss	—	(2.5)	—	0.2	—	—

Net periodic benefit cost	$0.4	$1.3	$0.2	$0.7	$4.2	$—

Note 12.	Stock-Based Compensation
      In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long Term Incentive Compensation Plan (the “2002 LTIP”) and provides for the purchase of Shares by directors, officers, employees, consultants and advisors, pursuant to equity award grants. Although no additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long Term Incentive Compensation Plan or the Company’s 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate number of Shares subject to non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 2004 LTIP at June 30, 2006 was approximately 66 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In millions, except per Share data)
Net income, as reported	$680	$145	$685	$224
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects of $8, $4, $16 and $6	15	8	30	12
Deduct: SFAS No. 123 compensation cost, net of related tax effects of $8, $12, $16 and $21	(15)	(24)	(30)	(42)

Proforma net income	$680	$129	$685	$194

Earnings per Share:
Basic, as reported	$3.16	$0.67	$3.18	$1.04

Basic, proforma	$3.16	$0.60	$3.18	$0.90

Diluted, as reported	$3.01	$0.65	$3.02	$1.01

Diluted, proforma	$3.01	$0.58	$3.02	$0.87

      The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans than a Black-Scholes model and therefore, for all options granted subsequent to January 1, 2005, the Company changed its option pricing model from the Black-Scholes model to a lattice model.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Lattice model weighted average assumptions:

	Six Months
	Ended
	June 30,

	2006	2005

Dividend yield	1.4%	1.8%
Volatility:
Near term	26%	25%
Long term	40%	40%
Expected life	6 yrs	6 yrs
Yield curve:
6 month	4.67%	2.96%
1 year	4.65%	3.13%
3 year	4.57%	3.57%
5 year	4.52%	3.76%
10 year	4.57%	4.13%
      The dividend yield is estimated based on historical data for the 12-month period immediately prior to the date of the grant.
      The estimated volatility is based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options. The weighted average volatility was 31.3% at June 30, 2006.
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
      The following table summarizes stock option activity for the Company:

		Weighted Average
		Exercise
	Options	Price Per
	(in millions)	Share(1)

Outstanding at December 31, 2005	24.9	$38.11
Granted	2.3	59.72
Exercised	(7.8)	33.30
Adjustment in connection with the Host Transaction	5.0	33.26
Forfeited	(0.4)	40.74

Outstanding at June 30, 2006	24.0	33.73

Exercisable at June 30, 2006	12.3	$28.51

(1)	For option activity prior to the consummation of the Host Transaction, the adjustment to the exercise price effected in connection with the Host Transaction is not reflected.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average fair value per option for options granted for the six months ended June 30, 2006 was $16.05, and the service period is typically four years. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $228 million and $159 million, respectively, resulting in tax benefits of approximately $69 million and $44 million, respectively. As of June 30, 2006, there was approximately $70 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 1.49 years on a straight-line basis for 2006 and future grants and using an accelerated recognition method for grants prior to January 1, 2006.
      The following table summarizes information about outstanding stock options at June 30, 2006:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Range of	Number Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	(in millions)	in Years	Price/Share	(In millions)	Price/Share

$12.28 - $19.64	3.0	3.52	$18.36	2.9	$18.35
$19.64 - $27.83	3.5	4.48	$20.85	2.0	$21.18
$27.83 - $31.51	4.0	4.92	$29.56	3.8	$29.58
$31.71 - $31.71	4.5	5.64	$31.71	1.3	$31.71
$31.71 - $48.12	2.0	4.25	$39.82	1.3	$41.18
$48.39 - $48.39	4.1	6.62	$48.39	0.9	$48.39
$48.46 - $51.80	2.9	7.58	$48.89	0.1	$48.81

Total/ Average	24.0	5.38	$33.73	12.3	$28.51

      In April 2006, as part of the Host Transaction, the Company depaired its Corporation Shares and Class B Shares. As a result, the number of the Company’s options and their strike prices have been adjusted as discussed in Note 2.
      The aggregate intrinsic value of outstanding options as of June 30, 2006 was $639 million. The aggregate intrinsic value of exercisable options as of June 30, 2006 was $392 million. The weighted-average contractual life of exercisable options was 4.54 years as of June 30, 2006.
      The Company recognizes compensation expense equal to the fair market value of the stock on the date of issuance for restricted stock and restricted stock unit grants over the service period. The service period is typically three years except in the case of restricted shares or units issued in lieu of a portion of an annual cash bonus where the vesting period is typically in equal installments over a two year period. Compensation expense of approximately $24 million and $18 million, net of reimbursements from third parties, was recorded in the six months ended June 30, 2006 and 2005, respectively, related to restricted stock awards.
      At June 30, 2006 and December 31, 2005, there were approximately $131 million (net of estimated forfeitures) and $53 million respectively, in unamortized compensation cost related to restricted stock and restricted stock units. The weighted average remaining term was 2.09 years for restricted stock grants outstanding at June 30, 2006. The aggregate intrinsic value of restricted stock converted and distributed during the six months ended June 30, 2006 was $4 million.
      In accordance with SFAS No. 123(R), the deferred compensation line on the Company’s consolidated balance sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. In the first quarter of 2006, the amount previously included in the deferred compensation line was reversed through additional paid-in capital.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in our restricted stock grants in the six months ended June 30, 2006 were as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Value
	(In millions)	Per Share

Outstanding at December 31, 2005	1.9	$51.91
Granted	2.3	57.82
Distributed	(0.1)	17.35
Adjustment in connection with the Host Transaction	0.9	55.70
Forfeited	(0.2)	48.10

Outstanding at June 30, 2006	4.8	$45.62

2002 Employee Stock Purchase Plan
      In April 2002, the Board of Directors adopted (and in May 2002 the shareholders approved) the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The Company reserved 10,000,000 Shares for issuance under the ESPP. The ESPP commenced in October 2002.
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
      For purchases prior to June 1, 2005, the purchase price was equal to 85% of the lower of (a) the fair market value of Shares on the day of the beginning of the offering period or (b) the fair market value of Shares on the date of purchase. Effective June 1, 2005, the purchase price is equal to 95% of the fair market value of Shares on the date of purchase. Approximately 61,000 Shares were issued under the ESPP during the six months ended June 30, 2006 at purchase prices ranging from $58.05 to $60.33. Approximately 257,000 Shares were issued under the ESPP during the year ended December 31, 2005 at purchase prices ranging from $45.19 to $57.48.

Note 13.	Stockholders’ Equity
      Share Repurchases. In May 2006, the Board of Directors of the Company authorized the repurchase of up to an additional $600 million of Shares under the Company’s existing Share repurchase authorization (the “Share Repurchase Authorization”). During the six months ended June 30, 2006, the Company repurchased approximately 12.1 million Shares at a total cost of approximately $752 million. An additional $24 million was paid in the first quarter of 2006 related to Share repurchases consummated before the end of December 2005. Pursuant to the Share Repurchase Authorization, from January 1, 1998 through June 30, 2006, Starwood repurchased approximately 49.9 million Shares in the open market for an aggregate cost of approximately $2.2 billion. As of June 30, 2006, approximately $891 million remains available under the Share Repurchase Authorization.
      Exchangeable Preferred Shares and Limited Partnership Units. On March 15, 2006, the Company completed the redemption of the remaining 25,000 outstanding shares of Class B EPS for approximately $1 million in cash. On April 10, 2006, when the Company consummated the first phase of the Host Transaction, holders of Class A EPS received from Host $0.53 in cash and 0.6122 shares of Host common

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock. Also in connection with the Host Transaction, the Company redeemed all of the Class A EPS (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. SLC Operating Limited Partnership units are convertible into Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Shares. In the six months ended June 30, 2006, the Company redeemed approximately 853,000 SLC Operating Limited Partnership units for approximately $52 million in cash, and there were approximately 251,000 units remaining at June 30, 2006.

Note 14.	Business Segment Information
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
      The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains (losses) on the sale of real estate, restructuring and other special charges, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues:
Hotel	$1,244	$1,305	$2,465	$2,459
Vacation ownership and residential	261	254	481	506

Total	$1,505	$1,559	$2,946	$2,965

Operating income:
Hotel	$221	$237	$408	$364
Vacation ownership and residential	45	63	71	123

Total segment operating income	266	300	479	487
Selling, general, administrative and other	(58)	(50)	(107)	(89)
Restructuring and other special charges, net	(3)	—	(12)	—

Operating income	205	250	360	398
Equity earnings from unconsolidated ventures, net:
Hotel	29	14	31	24
Vacation ownership and residential	3	4	7	7
Interest expense, net	(50)	(60)	(147)	(122)
(Loss) gain on asset dispositions and impairments, net	(6)	(17)	19	(16)

Income from continuing operations before taxes and minority equity	$181	$191	$270	$291

Capital expenditures:
Hotel	$66	$81	$144	$158
Vacation ownership and residential	7	6	31	8
Corporate	11	12	22	16

Total	$84	$99	$197	$182

	June 30,	December 31,
	2006	2005

Assets:
Hotel	$7,267	$10,854
Vacation ownership and residential	1,618	1,433
Corporate	487	207

Total	$9,372	$12,494

Note 15.	Commitments and Contingencies
      Variable Interest Entities. Of the over 750 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 25 hotels that it has a variable interest in. For those ventures in which the Company holds a variable interest, the Company determined that it was not the primary

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $47 million and $70 million at June 30, 2006 and December 31, 2005, respectively. Equity investments and other types of investments related to VIEs totaled $12 million and $61 million, respectively, at June 30, 2006 and $12 million and $62 million, respectively, at December 31, 2005.
      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $95 million at June 30, 2006. The Company evaluates these loans for impairment, and at June 30, 2006, believes these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $28 million were outstanding at June 30, 2006, of which $7 million are expected to be funded in 2006 and $12 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $113 million of equity and other potential contributions associated with managed or joint venture properties, $24 million of which is expected to be funded in 2006.
      Additionally, during 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt, which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying consolidated balance sheets at June 30, 2006 and December 31, 2005. In addition, Starwood issued a completion guarantee for this approximately $200 million project. In the event the completion guarantee is called on, Starwood would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. Starwood would only be required to perform under the completion guarantee in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. As the hotel has now opened, Starwood is working with the lenders of the senior debt to be released from the completion guarantee. The Company does not anticipate that it will be required to perform under these guarantees.
      Surety bonds issued on behalf of the Company at June 30, 2006 totaled $88 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
      To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. At June 30, 2006, excluding the Le Méridien management agreement mentioned below, the Company had six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2006. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The Company does not anticipate losing a significant number of management or franchise contracts in 2006.
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
CRITICAL ACCOUNTING POLICIES
      We believe the following to be our critical accounting policies:
      Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise revenues; (3) vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

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

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W and Luxury Collection brand names; termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement, offset by payments by us under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership and Residential — We recognize revenue from Vacation Ownership Interests (“VOIs”) sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold.

•	Revenues From Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

      Frequent Guest Program. Starwood Preferred Guest (“SPG”) is our frequent guest incentive marketing program. SPG members earn points based on spending at our properties, as incentives to first time buyers of VOIs and residences and through participation in affiliated partners’ programs. Points can be redeemed at substantially all of our owned, leased, managed and franchised properties as well as through other redemption opportunities with third parties, such as conversion to airline miles. Properties are charged based on hotel guests’ expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.
      We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of June 30, 2006 and December 31, 2005 is $359 million and $314 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $55 million to the liability at June 30, 2006.

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
      Assets Held for Sale. We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of a property for which we have significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement. The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless we will have continuing involvement (such as through a management or franchise agreement) after the sale.
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
RESULTS OF OPERATIONS
      The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2006 and 2005.
      Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since the beginning of the second quarter of 2005, we have sold 48 wholly owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint venture hotels. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the three and six months ending June 30, 2006 and 2005 were $674 million and $1.496 billion, respectively, and $939 million and $1.752 billion, respectively, for the same periods of 2005 (total revenues from our owned, leased and consolidated joint venture hotels in North America were $458 million, $1.078 billion, $679 million and $1.272 billion for same periods, respectively). The following represents the geographical breakdown of our owned, leased and consolidated joint venture revenues in North

America by metropolitan area for the three and six months ended June 30, 2006 (with comparable data for 2005):
Top Ten Metropolitan Areas as a % of Owned North America Revenues for
the Three Months Ended June 30, 2006 with Comparable Data for 2005(1)

Metropolitan Area	2006 Revenues	2005 Revenues

New York, NY	15.6%	10.3%
Phoenix, AZ	8.2%	4.7%
Atlanta, GA	6.9%	4.6%
Toronto, Canada	6.7%	3.8%
Boston, MA	6.3%	4.2%
San Francisco, CA	6.3%	2.7%
Maui, HI	5.9%	3.4%
Chicago, IL	5.1%	3.1%
Los Angeles — Long Beach, CA	4.2%	3.6%
Houston, TX	3.3%	1.9%
All Other	31.5%	57.7%

Total	100%	100%

(1)	Includes the revenues of hotels sold for the period prior to their sale.
Top Ten Metropolitan Areas as a % of Owned North America Revenues for
the Six Months Ended June 30, 2006 with Comparable Data for 2005(1)

Metropolitan Area	2006 Revenues	2005 Revenues

New York, NY	12.0%	9.8%
Phoenix, AZ	7.6%	5.6%
Atlanta, GA	6.2%	4.7%
San Francisco, CA	5.1%	2.7%
Maui, HI	4.9%	3.7%
Toronto, Canada	4.5%	3.7%
Boston, MA	4.4%	3.6%
Los Angeles — Long Beach, CA	3.6%	3.7%
Chicago, IL	3.5%	2.6%
Miami, FL	3.2%	2.7%
All Other	45.0%	57.2%

Total	100%	100%

(1)	Includes the revenues of hotels sold for the period prior to their sale.
      On a worldwide basis, Italy accounted for approximately 9.9% and 7.6% of our total revenues from owned, leased and consolidated joint venture hotels for the three and six months ended June 30, 2006, respectively.
      An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $1.505 billion, a decrease of $54 million when compared to 2005 levels. Revenues reflect a 28.2% decrease in revenues from our owned, leased and consolidated joint venture hotels to $674 million for the three months ended June 30, 2006 when compared to $939 million in the corresponding period of 2005, a 46.2% increase in management fees, franchise fees and other income to $174 million for the three months ended June 30, 2006 when compared to $119 million in the corresponding period of 2005, a 0.4% increase in vacation ownership and residential sales and services to $234 million for the three months ended June 30, 2006 when compared to $233 million in the corresponding period of 2005, and an increase of $155 million in other revenues from managed and franchised properties to $423 million for the three months ended June 30, 2006 when compared to $268 million in the corresponding period of 2005.
      The $265 million decrease in revenues from owned, leased and consolidated joint venture hotels is due to lost revenues from 48 hotels sold since the second quarter of 2005. These hotels had revenues of $47 million in the second quarter of 2006 compared to $371 million in the corresponding period of 2005. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (79 hotels for the three months ended June 30, 2006 and 2005, excluding 48 hotels sold or closed and 12 hotels undergoing significant repositionings or without comparable results in 2006 and 2005) increased 9.8% to $534 million for the three months ended June 30, 2006 when compared to $487 million in the same period of 2005 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 11.0% to $140.76 for the three months ended June 30, 2006 when compared to the corresponding 2005 period. The increase in REVPAR was attributable to increases in occupancy rates to 73.3% in the three months ended June 30, 2006 when compared to 71.9% in the same period in 2005, and an 8.7% increase in the average daily rate (“ADR”) at these Same-Store Owned Hotels to $191.90 for the three months ended June 30, 2006 compared to $176.55 for the corresponding 2005 period. REVPAR at Same-Store Owned Hotels in North America increased 12.8% for the three months ended June 30, 2006 when compared to the same period of 2005. REVPAR growth was particularly strong at our owned hotels in Boston, Massachusetts, Los Angeles, California, Chicago, Illinois and Toronto, Canada. REVPAR at our international Same-Store Owned Hotels, increased by 7.4% for the three months ended June 30, 2006 when compared to the same period of 2005, with Europe, where we have the most international owned hotels, increasing 9.6%. REVPAR for Same-Store Owned Hotels internationally increased 8.8% excluding the unfavorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 10.9% excluding the unfavorable effects of foreign currency translation.
      The slight increase in vacation ownership and residential sales and services was primarily due to residential sales at the St. Regis in New York which began in 2006 offset in part by reduced vacation ownership revenues due to the higher amount of contract sales at properties which were in the preliminary stages of construction during 2006 and the application of percentage of completion accounting to such sales. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, increased 31.0% in the three months ended June 30, 2006 when compared to the same period in 2005.
      The increase in management fees, franchise fees and other income of $55 million was primarily a result of a $54 million increase in management and franchise revenue to $145 million for the quarter ended June 30, 2006 due to improved operating results at the underlying managed and franchised hotels and the addition of new managed and franchised hotels. The increase includes approximately $13 million of management and franchise fees from the hotels sold to Host Hotels & Resorts, Inc. (“Host”), as well as approximately $10 million of revenues from the amortization of the deferred gain associated with the sale of the hotels to Host in April 2006 (the “Host Transaction”). The increase is also due to $16 million of management and franchise fees from the Le Méridien hotels. We acquired the Le Méridien brand and related management and franchise business in November 2005. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.

      Other revenues and expenses from managed and franchised properties increased to $423 million from $268 million for the three months ended June 30, 2006 and 2005, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
      Operating Income. Our total operating income was $205 million in the three months ended June 30, 2006 compared to $250 million in 2005. Excluding depreciation and amortization of $77 million and $105 million for the three months ended June 30, 2006 and 2005, respectively, operating income decreased 20.6% or $73 million to $282 million for the three months ended June 30, 2006 when compared to $355 million in the same period in 2005, primarly due to lost income from the 48 hotels sold since the second quarter of 2005, the decrease in vacation ownership revenues discussed above, the accelerated recognition of sales and marketing expenses in accordance with SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” and approximately $10 million of stock option expense recorded in 2006 as a result of the implementation of SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation” on January 1, 2006. These items were offset, in part, by the increase in management fees, franchise fees and other income discussed above.
      Restructuring and Other Special Charges, Net. During the three months ended June 30, 2006, we recorded $3 million in net restructuring and other special charges primarily related to transition costs associated with the purchase of the Le Méridien brand and the related management and franchise business in November 2005 offset, in part, by the reversal of accruals associated with a sublease arrangement which will terminate at the end of 2006 and, as a result, the related contingency no longer exists.
      Depreciation and Amortization. Depreciation expense decreased $29 million to $72 million during the three months ended June 30, 2006 compared to $101 million in the corresponding period of 2005 primarily due to the hotels sold in the last 12 months, partially offset by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense was $5 million in the three months ended June 30, 2006 as compared to $4 million in the three months ended June 30, 2005.
      Equity Earnings and Gains and Losses from Unconsolidated Joint Ventures, Net. Equity earnings and gains and losses from unconsolidated joint ventures increased to $32 million for the second quarter of 2006 as compared to $18 million in the second quarter of 2005, primarily due to our share of gains on the sale of several hotels in unconsolidated joint ventures during the second quarter of 2006.
      Net Interest Expense. Net interest expense decreased to $50 million in the second quarter of 2006 as compared to $60 million in the same period of 2005. The decrease was primarily due to a reduction in our debt which was significantly reduced with proceeds from the asset sales discussed earlier. Our weighted average interest rate was 6.86% at June 30, 2006 versus 6.03% at June 30, 2005.
      (Loss) Gain on Asset Dispositions and Impairments, Net. During the second quarter of 2006, we recorded a net loss of approximately $6 million primarily due to impairment charges related to a hotel which is expected to be sold in the third quarter of 2006 and due to the impairment of the Sheraton hotel in Cancun, Mexico that was damaged by Hurricane Wilma in 2005 and will now be completely demolished in order to build additional vacation ownership units. These impairment charges were offset in part by a gain as a result of insurance proceeds received for the Westin Cancun as reimbursement for property damage caused by Hurricane Wilma and a gain on the sale of a wholly-owned hotel.
      During the second quarter of 2005, we recorded a net loss of $17 million primarily related to impairment charges associated with our owned Sheraton hotel in Cancun, Mexico discussed above.
      Income Tax Benefit (Expense). We recorded an income tax benefit of $501 million in the second quarter of 2006 compared to an expense of $47 million in the second quarter of 2005. The 2006 benefit includes a one-time tax benefit of approximately $496 million realized in connection with the transaction with Host and a $23 million benefit due to the reversal of reserves following the favorable resolution of certain tax matters primarily associated with a transaction in previous years. Excluding these items and the tax impact of certain dispositions other than the Host Transaction, the effective income tax rate for continuing operations for the second quarter of 2006 was 13.7% compared to 24.7% in the corresponding quarter in 2005, primarily due to lower pre-tax income and the corresponding tax benefits from an $11 million favorable adjustment as a result of the closing of certain tax audits during the quarter. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $2.946 billion, a decrease of $19 million when compared to 2005 levels. Revenues reflect a 14.6% decrease in revenues from our owned, leased and consolidated joint venture hotels to $1.496 billion for the six months ended June 30, 2006 when compared to $1.752 billion in the corresponding period of 2005, a 37.2% increase in management fees, franchise fees and other income to $306 million for the six months ended June 30, 2006 when compared to $223 million in the corresponding period of 2005, a 7.8% decrease in vacation ownership and residential sales and services to $428 million for the six months ended June 30, 2006 when compared to $464 million in the corresponding period of 2005, and an increase of $190 million in other revenues from managed and franchised properties to $716 million for the six months ended June 30, 2006 when compared to $526 million in the corresponding period of 2005.
      The $256 million decrease in revenues from owned, leased and consolidated joint venture hotels is due to lost revenues from 50 hotels sold since the beginning of 2005. These hotels had revenues of $322 million in the six months ended June 30, 2006 compared to $673 million in the corresponding period of 2005. Revenues were also negatively impacted by lost revenues from owned hotels in New Orleans, Louisiana and Cancun, Mexico which were impacted by hurricanes in 2005 which caused significant business interruption. In the six months ended June 30, 2006 these hotels had revenues of $27 million, including business interruption insurance receipts, as compared to $37 million in the same period of 2005. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (79 hotels for the six months ended June 30, 2006 and 2005, excluding 50 hotels sold or closed and 12 hotels undergoing significant repositionings or without comparable results in 2006 and 2005) increased 9.0% to $986 million for the six months ended June 30, 2006 when compared to $904 million in the same period of 2005 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 9.9% to $130.40 for the six months ended June 30, 2006 when compared to the corresponding 2005 period. The increase in REVPAR was attributable to increases in occupancy rates to 70.1% in the six months ended June 30, 2006 when compared to 68.9% in the same period in 2005, and an 8.0% increase in the average daily rate (“ADR”) at these Same-Store Owned Hotels to $186.02 for the six months ended June 30, 2006 compared to $172.20 for the corresponding 2005 period. REVPAR at Same-Store Owned Hotels in North America increased 12.7% for the six months ended June 30, 2006 when compared to the same period of 2005. REVPAR growth was particularly strong at our owned hotels in Boston, Massachusetts, Chicago, Illinois, Atlanta, Georgia, and Seattle, Washington. REVPAR at our international Same-Store Owned Hotels, increased by 4.5% for the six months ended June 30, 2006 when compared to the same period of 2005, with Europe, where we have the most international owned hotels, increasing 4.0%. REVPAR for Same-Store Owned Hotels internationally increased 7.9% excluding the unfavorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 9.0% excluding the unfavorable effects of foreign currency translation.
      The $36 million decrease in vacation ownership and residential sales and services was primarily due to the higher amount of contract sales at properties which were in the preliminary stages of construction during 2006 and the application of percentage of completion accounting to such sales. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, increased 24.3% in the six months ended June 30, 2006 when compared to the same period in 2005.

      The increase in management fees, franchise fees and other income of $83 million was primarily a result of an $80 million increase in management and franchise revenue to $247 million for the six months ended June 30, 2006 due to improved operating results at the underlying managed and franchised hotels and the addition of new managed and franchised hotels. This increase includes approximately $13 million of management and franchise fees from the hotels sold to Host, as well as approximately $10 million of revenues from the amortization of the deferred gain associated with the Host Transaction. The increase is also due to $30 million of management and franchise fees from the Le Méridien hotels. We acquired the Le Méridien brand and related management and franchise business in November 2005. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.
      Other revenues and expenses from managed and franchised properties increased to $716 million from $526 million for the six months ended June 30, 2006 and 2005, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
      Operating Income. Our total operating income was $360 million in the six months ended June 30, 2006 compared to $398 million in 2005. Excluding depreciation and amortization of $150 million and $215 million for the six months ended June 30, 2006 and 2005, respectively, operating income decreased 16.8% or $103 million to $510 million for the six months ended June 30, 2006 when compared to $613 million in the same period in 2005, primarily due to the lost income from the 50 hotels sold since the beginning of 2005, the decrease in vacation ownership and residential sales discussed above and approximately $22 million of stock option expense recorded in 2006 as a result of the implementation of SFAS No. 123(R) on January 1, 2006. These items were offset, in part, by the increase in management fees, franchise fees and other income discussed above.
      Restructuring and Other Special Charges, Net. During the six months ended June 30, 2006, we recorded $12 million in net restructuring and other special charges primarily related to transition costs associated with the purchase of the Le Méridien brand and the related management and franchise business in November 2005 offset, in part, by the reversal of accruals associated with a sublease arrangement which will terminate at the end of 2006 and, as a result, the related contingency no longer exists.
      Depreciation and Amortization. Depreciation expense decreased $66 million to $140 million during the six months ended June 30, 2006 compared to $206 million in the corresponding period of 2005 primarily due to the fact that, beginning in November 2005, we ceased depreciation on the 33 hotels included in the Host Transaction, partially offset by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense was $10 million in the six months ended June 30, 2006 as compared to $9 million in the six months ended June 30, 2005.
      Equity Earnings and Gains and Losses from Unconsolidated Joint Ventures, Net. Equity earnings and gains and losses from unconsolidated joint ventures increased to $38 million for the six months ended June 30, 2006 as compared to $31 million in the corresponding period of 2005, primarily due to our share of gains on the sale of several hotels in unconsolidated joint ventures during the second quarter of 2006.
      Net Interest Expense. Net interest expense increased to $147 million in the six months ended June 30, 2006 as compared to $122 million in the same period of 2005. The increase was primarily due to $37 million of expenses related to the early extinguishment of debt in connection with two transactions completed in the first quarter of 2006 whereby we defeased and were released from certain debt obligations that allowed us to sell certain hotels that previously served as collateral for such debt. These transactions also resulted in the release of other owned hotels as collateral, providing the Company with flexibility to sell or reposition those hotels. These increases were offset by interest savings from the reduction of our debt with proceeds from the asset sales discussed earlier. Our weighted average interest rate was 6.86% at June 30, 2006 versus 6.03% at June 30, 2005.

      (Loss) Gain on Asset Dispositions and Impairments, Net. During the six months ended June 30, 2006, we recorded a net gain of approximately $19 million primarily related to the sale of six wholly-owned hotels and insurance proceeds received for the Westin Cancun as reimbursement for property damage caused by Hurricane Wilma in 2005. These gains were offset in part by the impairment of a hotel which is expected to be sold in the third quarter of 2006, the impairment of the Sheraton hotel in Cancun, Mexico that was damaged by Hurricane Wilma in 2005 and will now be completely demolished in order to build additional vacation ownership units and a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in 2006.
      During the six months ended June 30, 2005, we recorded a net loss of $16 million primarily related to impairment charges associated with our owned Sheraton hotel in Cancun, Mexico that is begin partially demolished to build vacation ownership units.
      Income Tax Benefit (Expense). We recorded an income tax benefit of $487 million in the six months ended June 30, 2006 compared to an expense of $68 million in the six months ended June 30, 2005. The 2006 benefit includes a one-time tax benefit of approximately $496 million realized in connection with the Host Transaction and an $23 million benefit due to the reversal of reserves following the favorable resolution of certain tax matters primarily associated with a transaction in previous years. Excluding these items and the tax impact of certain dispositions other than the Host Transaction, the effective income tax rate for continuing operations for the six months ended June 30, 2006 was 15.5% compared to 23.5% in the corresponding period of 2005, primarily due to lower pre-tax income and the corresponding tax benefits from an $11 million favorable adjustment as a result of the closing of certain tax audits in 2006. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.
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
Same-Store Owned Hotels Results
      We continually update and renovate our owned, leased and consolidated joint venture hotels. While undergoing major repositionings, these hotels are generally not operating at full capacity and, as such, these repositionings can negatively impact our hotel revenues. We may continue to reposition our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies. In addition, several owned hotels are located in regions which are seasonal and therefore, these hotels do not operate at full capacity throughout the year.

      The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three and six months ended June 30, 2006 and 2005. The results for the three and six months ended June 30, 2006 and 2005 represent results for 79 owned, leased and consolidated joint venture hotels (excluding 48 and 50 hotels sold or closed and 12 hotels undergoing significant repositionings or without comparable results in 2006 and 2005, respectively).

	Three Months Ended
	June 30,

	2006	2005	Variance

Worldwide (79 hotels with approximately 26,000 rooms)
REVPAR	$140.76	$126.86	11.0%
ADR	$191.90	$176.55	8.7%
Occupancy	73.3%	71.9%	1.4
North America (48 hotels with approximately 18,000 rooms)
REVPAR	$139.32	$123.53	12.8%
ADR	$182.51	$165.49	10.3%
Occupancy	76.3%	74.6%	1.7
International (31 hotels with approximately 8,000 rooms)
REVPAR	$143.82	$133.90	7.4%
ADR	$214.59	$203.05	5.7%
Occupancy	67.0%	65.9%	1.1

	Six Months Ended
	June 30,

	2006	2005	Variance

Worldwide (79 hotels with approximately 26,000 rooms)
REVPAR	$130.40	$118.62	9.9%
ADR	$186.02	$172.20	8.0%
Occupancy	70.1%	68.9%	1.2
North America (48 hotels with approximately 18,000 rooms)
REVPAR	$129.66	$115.06	12.7%
ADR	$181.03	$163.63	10.6%
Occupancy	71.6%	70.3%	1.3
International (31 hotels with approximately 8,000 rooms)
REVPAR	$132.02	$126.34	4.5%
ADR	$197.58	$192.05	2.9%
Occupancy	66.8%	65.8%	1.0
LIQUIDITY AND CAPITAL RESOURCES
Cash From Operating Activities
      Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments. In December 2005, the Trust declared a dividend of $0.84 per Share to shareholders of record on December 31, 2005, which was paid on January 20, 2006. In connection with the Host Transaction, on February 17, 2006, the Trust declared a dividend of $0.21 per Share to shareholders of record on February 28, 2006, which was paid on March 10, 2006. In addition, on March 15, 2006, the Trust declared a dividend of $0.21 per Share to shareholders of record on March 27, 2006, which was paid on April 7, 2006. Subject to the approval of the Board, it is anticipated that the remaining 2006 dividend will be declared by the Corporation in December 2006 to be paid in January 2007. We believe that existing borrowing availability together with capacity from additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, maintenance capital expenditures and dividend payments in the foreseeable future.
      State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is classified as restricted cash in our consolidated balance sheets. At June 30, 2006 and December 31, 2005, we had short-term restricted cash balances of $320 million and $295 million, respectively, primarily consisting of such restricted cash.
Cash Used for Investing Activities
      In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $95 million at June 30, 2006. We evaluate these loans for impairment, and at June 30, 2006, believe these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $28 million were outstanding at June 30, 2006, of which $7 million are expected to be funded in 2006 and $12 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $113 million of equity and other potential contributions associated with managed or joint venture properties, $24 million of which is expected to be funded in 2006.
      Additionally, during 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in our accompanying consolidated balance sheets at June 30, 2006 and December 31, 2005. In addition, we issued a completion guarantee for this approximately $200 million project. In the event the completion guarantee is called on, we would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. We would only be required to perform under the completion guaranty in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. As the hotel has now opened, we are working with the lenders of the senior debt to be released from the completion guarantee. We do not anticipate that we will be required to perform under these guarantees.
      Surety bonds issued on our behalf at June 30, 2006 totaled $88 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
      To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. At June 30, 2006, excluding the Le Méridien management agreement mentioned below, we had six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2006. In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated our exposure under this guarantee and do not anticipate that any payments made under the guarantee will be significant in any single year. We do not anticipate losing a significant number of management or franchise contracts in 2006.
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
      We periodically review our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments. In the first six months of 2006 we sold six hotels for cash proceeds of approximately $324 million in cash. Additionally, in the second quarter of 2006, in connection with the Host Transaction, we completed the sale of 33 hotels and the stock of certain controlled subsidiaries to Host for consideration valued at $4.1 billion which consisted of approximately $2.8 billion in the form of Host common stock and cash paid directly to our shareholders and $1.3 billion of consideration paid to Starwood, including $1.2 billion in cash, $77 million in debt assumption and $61 million in Host common stock. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.
Cash Used for Financing Activities
      The following is a summary of our debt portfolio (including capital leases) as of June 30, 2006:

	Amount Outstanding		Interest Rate at	Average
	at June 30, 2006(a)	Interest Terms	June 30, 2006	Maturity

	(Dollars in millions)			(In years)
Floating Rate Debt
Senior Credit Facility:
Revolving Credit Facility	$614	Various + 0.525%	5.81%	4.6
Mortgages and Other	144	Various	5.85%	1.8
Interest Rate Swaps	300		9.71%

Total/ Average	$1,058		6.92%	4.1

Fixed Rate Debt
Sheraton Holding Public Debt	$449		7.38%	9.4
Senior Notes	1,478 (b)		6.70%	3.4
Mortgages and Other	135		7.52%	8.8
Interest Rate Swaps	(300)		7.88%

Total/ Average	$1,762		6.82%	5.1

Total Debt
Total Debt and Average Terms	$2,820		6.86%	4.8

(a)	Excludes approximately $449 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes approximately $(19) million at June 30, 2006 of fair value adjustments related to existing and terminated fixed-to-floating interest rate swaps for the Senior Notes.
      Fiscal 2006 Developments. On March 15, 2006, we completed the redemption of the remaining 25,000 outstanding Class B EPS for $38.50 per share in cash. On April 10, 2006, in connection with the Host Transaction, we redeemed all of the Class A EPS and Realty Partnership units for approximately $34 million in cash. In the six months ended June 30, 2006, we redeemed approximately 853,000 SLC Operating Limited Partnership units for approximately $52 million in cash.
      In February 2006, we closed a new, five-year $1.5 billion Senior Credit Facility (“2006 Facility”). The 2006 Facility replaced the previous $1.45 billion Revolving and Term Loan Credit Agreement (“Existing Facility”) which would have matured in October 2006. Approximately $240 million of the Term Loan balance under the Existing Facility was paid down with cash and the remainder was refinanced with the 2006 Facility. The 2006 Facility is expected to be used for general corporate purposes. The 2006 Facility matures February 10, 2011 and has a current interest rate of LIBOR + 0.525%. We currently expect to be in compliance with all covenants of the 2006 Facility.
      During March 2006, we gave notice to receive additional commitments totaling $300 million under our 2006 Facility (“2006 Facility Add-On”) on a short-term basis to facilitate the close of the Host Transaction and for general working capital purposes. In June 2006, we amended the 2006 Facility such that the 2006 Facility Add-On will not mature until June 30, 2007.
      In the first quarter of 2006 in two separate transactions we defeased approximately $510 million of debt secured in part by several hotels that were part of the Host Transaction. In one transaction, in order to accomplish this, we purchased Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the loan agreement. The Treasury securities were then substituted for the real estate and hotels that originally served as collateral for the loan. As part of the defeasance, the Treasury securities and the debt were transferred to a third party successor borrower that is responsible for all remaining obligations under this debt. In the second transaction, we deposited Treasury securities in an escrow account to cover the debt service payments. As such, neither debt is reflected on our consolidated balance sheet as of June 30, 2006. In connection with the defeasance, we incurred early extinguishment of debt costs of approximately $37 million.
      In the second quarter of 2006, we gave notice to redeem the $360 million of 3.5% convertible notes, originally issued in May 2003. Under the terms of the convertible indenture, prior to the redemption date of June 5, 2006, the note holders had the right to convert their notes into Shares at the stated conversion rate. Under the terms of the indenture, we settled the conversions by paying the principal portion of the notes in cash and the excess amount by issuing approximately 3 million Corporation Shares. The notes that were not converted prior to the redemption date were redeemed at the price of par plus accrued interest, effective June 5, 2006.
      In connection with the Host Transaction, a total of $600 million of notes issued by Sheraton Holding were assumed by the Corporation. On June 2, 2006, we redeemed $150 million in principal amount of these notes which had a coupon of 7.75% and a maturity in 2025. The stated redemption price for these notes was 103.186%. We borrowed under the 2006 Facility and used existing unrestricted cash balances to fund the cash portions of these transactions.
      Other. We have approximately $742 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations and recent asset sales, together with our significant cash balances (approximately $635 million at June 30, 2006, including $329 million of short-term and long-term restricted cash), available borrowings under the 2006 Facility (approximately $1.029 billion at June 30, 2006), available borrowings from international revolving lines of credit (approximately $159 million at June 30, 2006), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels or that currently anticipated results will be achieved.
      We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the six months ending June 30, 2006, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $27 million. Our debt balance is also affected by changes in interest rates as a result of our interest rate swap agreements under which we pay floating rates and receive fixed rates of interest (the “Fair Value Swaps”). The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At June 30, 2006, our debt included a decrease of approximately $19 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets. At December 31, 2005 our debt included a decrease of approximately $3 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets.
      If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation ownership industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
      We had the following contractual obligations outstanding as of June 30, 2006 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$2,818	$742	$91	$659	$1,326
Capital lease obligations(1)	2	—	—	—	2
Operating lease obligations	1,051	75	134	121	721
Unconditional purchase obligations(2)	108	29	46	26	7
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$3,979	$846	$271	$806	$2,056

(1)	Excludes sublease income of $3 million.

(2)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.
      We had the following commercial commitments outstanding as of June 30, 2006 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$157	$157	$—	$—	$—
Hotel loan guarantees(1)	54	9	45	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$211	$166	$45	$—	$—

(1)	Excludes fair value of guarantees which are reflected in our consolidated balance sheet.
      In February 2006, Fitch’s Investors Service affirmed our BB+ rating and our outlook as positive.

      On March 29, 2006, Moody’s Investors Service affirmed our Bal rating and revised their outlook to positive.
      On July 26, 2006, Standard & Poor’s upgraded our rating to BBB- from BB+ and revised their outlook from positive to stable.
      We repurchased approximately 12.1 million Shares for an average price of $61.86 per Share in the open market during the six months ended June 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      There were no material changes to the information provided in Item 7A in our Joint Annual Report on Form 10-K regarding our market risk.

Item 4.	Controls and Procedures
      Our management conducted an evaluation, under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive and principal financial officers concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors.
      The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      We repurchased the following Shares during the three months ended June 30, 2006:

				Maximum Number (or
				Approximate Dollar
	Total		Total Number of Shares	Value) of Shares that
	Number of	Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	for Share	Plans or Programs	Programs (in millions)

April	—	$—	—	$596
May	2,239,000	$60.32	2,239,000	$1,061
June	2,871,100	$59.20	2,871,100	$891

Total	5,110,100	$59.69	5,110,100

      In addition, as more fully discussed in Note 13, Stockholders’ Equity, the Company redeemed various securities of its subsidiaries, which securities were convertible into Shares.
      In May 2006, the Board of Directors of the Company authorized the repurchase of up to an additional $600 million of Shares under our existing Share repurchase authorization (the “Share Repurchase Authorization”). As of June 30, 2006, approximately $891 million of Shares may yet be purchased under the Share Repurchase Authorization.

Item 4.	Submission of Matters to a Vote of Security Holders.
      On May 2, 2006, we held our 2006 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Ambassador Charlene Barshefsky, Jean-Marc Chapus, Bruce Duncan, Lizanne Galbreath, Steven J. Heyer, Eric Hippeau, Stephen R. Quazzo, Thomas O. Ryder, Daniel Yih and Kneeland Youngblood and (ii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm.

      The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matters:

	Votes For	Votes Withheld

Election of Directors:
Ambassador Charlene Barshefsky	91,590,643	84,571,917
Jean-Marc Chapus	100,157,914	76,004,645
Bruce Duncan	100,160,380	76,002,179
Lizanne Galbreath	166,537,274	9,625,285
Steven J. Heyer	98,300,589	77,861,971
Eric Hippeau	99,149,631	77,012,928
Stephen R. Quazzo	92,068,296	84,094,263
Thomas O. Ryder	99,948,373	76,214,186
Daniel Yih	99,933,205	76,229,354
Kneeland Youngblood	100,008,132	76,154,427

		Votes		Broker
	Votes For	Against	Abstentions	Non-Votes

Ratification of independent public accounting firm	175,048,057	79,055	1,035,446	—

Item 5.	Other Information.
      On August 2, 2006, the Company and each of Messrs. Darnall, Siegel, Prabhu, Gellein and Benito entered into (i) amended and restated option agreements and (ii) amended and restated restricted stock agreements (collectively, the “Award Agreements”). The Award Agreements amend and restate the terms of the executives’ February 2006 equity grants, without increasing the amount of the awards or the exercise price for the options granted. Among other things, the Award Agreements delete certain non-compete and claw back provisions that were contained in the original February award agreements. The Award Agreements conform the executives’ grant agreements to the grant agreements used for all other employees awarded equity in February 2006. The forms of the amended and restated stock option agreement and restricted stock agreement are attached hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.
      In addition, on August 2, 2006, the Company and each of Messrs. Siegel, Ouimet, Prabhu, Gellein and Benito entered into a severance agreement. The severance agreements provide for a term of three years, in each case with provision for automatic one-year extensions until either the executive or the Company notifies the other that such party does not wish to extend the agreement. If a Change in Control (as defined in the agreement) occurs, the agreements will continue for at least 24 months following the date of such Change in Control.
      The agreements provide that if, following a Change in Control, the executive’s employment is terminated without Cause (as defined in the agreement) or with Good Reason (as defined in the agreement), the executive would be entitled to receive (i) two times the sum of his base salary plus the average of the annual bonuses earned by the executive in the three fiscal years ending immediately prior to the fiscal year in which the termination occurs; (ii) continued medical benefits for two years, reduced to the extent benefits of the same type are received by or made available to the executive from another employer; (iii) a lump sum amount, in cash, equal to the sum of (A) any unpaid incentive compensation which had been allocated or awarded to the executive for any measuring period preceding termination under any annual or long term incentive plan and which, as of the date of termination, is contingent only upon the continued employment of the executive to a subsequent date, and (B) the aggregate value of all contingent incentive compensation awards allocated or awarded to the executive for all then uncompleted periods under any such plan that the executive would have earned on the last day of the performance award period, assuming the achievement, at the target level, of the individual and corporate performance goals established with respect to such award;

(iv) immediate vesting of stock options and restricted stock held by the executive under any stock option or incentive plan maintained by the Company; (v) outplacement services suitable to the executive’s position for a period of two years or, if earlier, until the first acceptance by the executive of an offer of employment, the cost of which will not exceed twenty percent (20%) of the executive’s base salary; (vi) a lump sum payment of any of the executive’s deferred compensation; and (vii) immediate vesting of all unvested 401(k) contributions in the executive’s 401(k) account or payment by the Company of an amount equal to any such unvested amounts that are forfeited by reason of the executive’s termination of employment. In addition, to the extent that any of the executives become subject to the “golden parachute” excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, the payments due such executive would be entitled to a gross-up payment in an amount sufficient to offset the effects of such excise tax.
      The form of the severance agreement is attached hereto as Exhibit 10.3 and incorporated herein by reference.

Item 6.	Exhibits.

10.1	Form of Amended and Restated Option Agreement(1)

10.2	Form of Amended and Restated Restricted Stock Award Agreement(1)

10.3	Form of Severance Agreement for Executive Officers(1)

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(1)

(1)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ Steven J. Heyer

Steven J. Heyer
Chief Executive Officer and Director

By:	/s/ Alan M. Schnaid

Alan M. Schnaid
Senior Vice President, Corporate Controller and Principal Accounting Officer
Date: August 2, 2006

EXHIBIT INDEX

10.1	Form of Amended and Restated Option Agreement(1)

10.2	Form of Amended and Restated Restricted Stock Award Agreement(1)

10.3	Form of Severance Agreement for Executive Officers(1)

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(1)

(1)	Filed herewith.