Form 10-Q
period 2006-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2006-11-06
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006

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

212,001,632 shares of common stock, par value $0.01 per share, outstanding as of November 1, 2006.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 14, 2006. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$315	$897
Restricted cash	312	295
Accounts receivable, net of allowance for doubtful accounts of $46 and $50	644	642
Inventories	516	280
Prepaid expenses and other	179	169

Total current assets	1,966	2,283
Investments	415	403
Plant, property and equipment, net	3,816	4,169
Assets held for sale	23	2,882
Goodwill and intangible assets, net	2,331	2,315
Deferred tax assets	375	40
Other assets	440	402

	$9,366	$12,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$729	$1,219
Accounts payable	151	156
Accrued expenses	904	1,049
Accrued salaries, wages and benefits	339	297
Accrued taxes and other	72	158

Total current liabilities	2,195	2,879
Long-term debt	2,345	2,849
Long-term debt held for sale	—	77
Deferred tax liabilities	65	602
Other liabilities	1,986	851

	6,591	7,258

Minority interest	25	25
Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of Starwood Hotels & Resorts (the “Trust”); $0.01 par value; authorized 30,000,000 shares; outstanding 0 and 562,222 shares at September 30, 2006 and December 31, 2005, respectively	—	—
Class B exchangeable preferred shares of the Trust; $0.01 par value; authorized 15,000,000 shares; outstanding 0 and 24,627 shares at September 30, 2006 and December 31, 2005, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 211,798,871 and 217,218,781 shares at September 30, 2006 and December 31, 2005, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 0 and 217,218,781 shares at September 30, 2006 and December 31, 2005, respectively	—	2
Additional paid-in capital	2,162	5,412
Deferred compensation	—	(53)
Accumulated other comprehensive loss	(249)	(322)
Retained earnings	835	170

Total stockholders’ equity	2,750	5,211

	$9,366	$12,494

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Owned, leased and consolidated joint venture hotels	$594	$871	$2,090	$2,623
Vacation ownership and residential sales and services	255	233	683	697
Management fees, franchise fees and other income	182	126	488	349
Other revenues from managed and franchised properties	430	266	1,146	792

	1,461	1,496	4,407	4,461
Costs and Expenses
Owned, leased and consolidated joint venture hotels	443	646	1,575	1,962
Vacation ownership and residential	183	169	532	503
Selling, general, administrative and other	115	98	342	274
Restructuring and other special (credits) charges, net	(1)	—	11	—
Depreciation	70	99	210	305
Amortization	11	4	21	13
Other expenses from managed and franchised properties	430	266	1,146	792

	1,251	1,282	3,837	3,849
Operating income	210	214	570	612
Equity earnings and gains and losses from unconsolidated ventures, net	8	9	46	40
Interest expense, net of interest income of $17, $6, $26 and $11	(28)	(59)	(175)	(181)
(Loss) gain on asset dispositions and impairments, net	(18)	(16)	1	(32)

Income from continuing operations before taxes and minority equity	172	148	442	439
Income tax (expense) benefit	(17)	(60)	470	(128)
Tax expense on repatriation of foreign earnings	—	(47)	—	(47)
Minority equity in net income	—	(1)	—	—

Income from continuing operations	155	40	912	264
Discontinued operations:
Loss from operations, net of tax benefit of $0, $1, $0, and $1	—	(1)	—	(1)
Cumulative effect of accounting change, net of tax	—	—	(72)	—

Net income	$155	$39	$840	$263

Earnings (Loss) Per Share — Basic
Continuing operations	$0.73	$0.19	$4.26	$1.22
Discontinued operations	—	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.33)	—

Net income	$0.73	$0.18	$3.93	$1.22

Earnings (Loss) per Share — Diluted
Continuing operations	$0.71	$0.18	$4.06	$1.18
Discontinued operations	—	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.32)	—

Net income	$0.71	$0.17	$3.74	$1.18

Weighted average number of Shares	212	218	214	216

Weighted average number of Shares assuming dilution	220	226	224	223

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$155	$39	$840	$263
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	—	22	43	(43)
Recognition of accumulated foreign currency translation adjustments on sold hotels	—	—	29	—
Minimum pension liability adjustments	—	—	2	3
Unrealized holding losses	—	—	(1)	(3)

	—	22	73	(43)

Comprehensive income	$155	$61	$913	$220

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Operating Activities
Net income	$840	$263
Adjustments to net income:
Discontinued operations:
Other adjustments relating to discontinued operations	—	1
Depreciation and amortization	231	318
(Gain) loss on asset dispositions and impairments, net	(1)	32
Cumulative effect of accounting change	72	—
Stock-based compensation expense	75	27
Excess stock-based compensation tax benefit	(72)	—
Equity earnings, net of distributions	(27)	28
Other non-cash adjustments to income from continuing operations	13	15
(Decrease) increase in restricted cash	(20)	97
Other changes in working capital	(33)	32
Accrued and deferred income taxes and other	(796)	5

Cash from operating activities	282	818

Investing Activities
Purchases of plant, property and equipment	(275)	(337)
Proceeds from asset sales, net	1,472	131
Collection of notes receivable, net	54	8
Acquisitions, net of acquired cash	(12)	(13)
Proceeds from (purchases of) investments, net	140	(22)
Other, net	(9)	(21)

Cash from (used for) investing activities	1,370	(254)

Financing Activities
Revolving credit facility and short-term borrowings, net	518	(2)
Long-term debt issued	2	4
Long-term debt repaid	(1,533)	(103)
Distributions paid	(276)	(176)
Proceeds from employee stock option exercises	302	323
Excess stock-based compensation tax benefit	72	—
Share repurchases	(1,253)	—
Other, net	(78)	(12)

Cash (used for) from financing activities	(2,246)	34

Exchange rate effect on cash and cash equivalents	12	(15)

(Decrease) increase in cash and cash equivalents	(582)	583
Cash and cash equivalents — beginning of period	897	326

Cash and cash equivalents — end of period	$315	$909

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$164	$154

Income taxes, net of refunds	$222	$34

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

The Company understands that the Staff of the Securities and Exchange Commission is evaluating how the timeshare industry classifies interest income associated with timeshare notes receivable. Starwood recorded $9 million and $22 million for the three and nine months ended September 30, 2006, respectively, and $7 million and $17 million for the three and nine months ended September 30, 2005, respectively, of such interest income as “Vacation ownership and residential sales and services” revenue. Similarly, revenues for our 2005 and 2004 fiscal years included interest income associated with these timeshare notes receivable of $24 million and $19 million respectively. Any change in the classification of this interest income would have no impact on the Company’s income from continuing operations, net income or earnings per share.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Significant Accounting Policies

Earnings Per Share.  The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Three Months Ended September 30,
	2006			2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$155	212	$0.73	$40	218	$0.19
Effect of dilutive securities:
Employee options and restricted stock awards	—	8		—	8
Convertible debt	—	—		—	—

Diluted earnings from continuing operations	$155	220	$0.71	$40	226	$0.18

	Nine Months Ended September 30,
	2006			2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$912	214	$4.26	$264	216	$1.22
Effect of dilutive securities:
Employee options and restricted stock awards	—	9		—	7
Convertible debt	—	1		—	—

Diluted earnings from continuing operations	$912	224	$4.06	$264	223	$1.18

Included in the computation of the basic Share number are 210,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) for the nine months ended September 30, 2006. Approximately 600,000 shares of Class A EPS and Class B EPS are included in the computation of Basic Share numbers for both the three and nine months ended September 30, 2005. On March 15, 2006 the Company completed the redemption of the remaining 25,000 shares of Class B EPS for approximately $1 million. In April 2006 the Company completed the redemption of the remaining 562,000 shares of Class A EPS for approximately $33 million.

Prior to June 5, 2006, the Company had contingently convertible debt, the terms of which allowed for the Company to redeem such instruments in cash or Shares. The Company, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” utilized the if-converted method to calculate dilution once certain trigger events were met. One of the trigger events for the Company’s contingently convertible debt was met during the first quarter of 2006 when the closing sale price per Share was $60 or more for a specified length of time. On May 5, 2006, the Company gave notice of its intention to redeem the convertible debt on June 5, 2006. Under the terms of the convertible indenture, prior to this redemption date, the note holders had the right to convert their notes into Shares at the stated conversion rate. Under the terms of the indenture, the Company settled conversions by paying the principal portion of the notes in cash and the excess amount of the conversion spread in Corporation Shares. For the period prior to the conversion dates, approximately 1 million Shares were included in the computation of diluted Shares for the nine months ended September 30, 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2005, 7 million Shares issuable under the above described convertible debt were excluded from the computation of diluted Shares as the trigger events for conversion had not occurred.

In connection with the Host Transaction, Starwood’s shareholders received 0.6122 Host shares and $0.503 in cash for each of their Class B Shares. Holders of Starwood employee stock options did not receive this consideration while the market price of our publicly traded shares was reduced to reflect the payment of this consideration directly to the holders of the Class B Shares. In order to preserve the value of the Company’s options immediately before and after the Host Transaction, in accordance with the stock option agreements, the Company adjusted its stock options to reduce the strike price and increase the number of stock options using the intrinsic value method based on the Company’s stock price immediately before and after the transaction. As a result of this adjustment, the diluted stock options increased by approximately 1 million Corporation Shares effective as of the closing of the Host Transaction. In accordance with SFAS No. 123(R), “Share-Based Payment, a revision of the Financial Accounting Standards Board (the “FASB”) Statement No. 123, Accounting for Stock-Based Compensation,” discussed below, this adjustment did not result in any incremental fair value, and as such, no additional compensation cost was recognized. Furthermore, in order to preserve the value of the contingently convertible debt discussed above, the Company modified the conversion rate of the contingently convertible debt in accordance with the indenture.

Reclassifications.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Standards.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating the impact the adoption of FIN 48 will have on the consolidated financial statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS No. 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation cost in the income statement based on their fair value. Proforma disclosure is no longer an alternative. In accordance with the transition rules, the Company adopted SFAS No. 123(R) effective January 1, 2006. The Company recorded $12 million and $34 million (pre-tax) of stock option expense in the three and nine months ended September 30, 2006, respectively.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66, “Accounting for the Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association with the issuance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” These statements were issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Among other things, the standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of accounting for uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, associations and upgrade and reload transactions. The standard also requires a change in the classification of the provision for loan losses for VOI notes receivable from an expense to a reduction in revenue.

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

State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is classified as restricted cash in the Company’s consolidated balance sheets. At September 30, 2006 and December 31, 2005, the Company had short-term restricted cash balances of $312 million and $295 million, respectively, primarily consisting of such restricted cash.

Note 4.	Asset Dispositions

During the third quarter of 2006, the Company sold two hotels for approximately $84 million in cash. The Company recorded a net loss of approximately $36 million associated with these sales. Also during the third quarter, the Company sold its 23% interest in a joint venture that owns the Westin La Cantera Hotel and recorded a gain of approximately $13 million. In addition, the Company recorded a gain of $6 million as a result of insurance proceeds received as reimbursement for property damage caused to the Sheraton Cancun in Cancun, Mexico, by Hurricane Wilma in 2005.

In September 2006, a joint venture, in which the Company has a minority interest, completed the sale of the Westin Kierland hotel in Scottsdale, Arizona and the Company realized net proceeds of approximately $45 million. The Company continues to manage the hotel subject to a newly amended, long-term management contract. Accordingly, the Company’s share of the gain on the sale of approximately $46 million was deferred and is being recognized in earnings over the remaining 21 years of the management contract.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2006, the Company consummated the Host Transaction whereby subsidiaries of Host acquired 33 properties including through the sale of stock of certain controlled subsidiaries, including Sheraton Holding and the Trust. The stock and cash transaction was valued at approximately $4.1 billion, including debt assumption (based on Host’s closing stock price on April 7, 2006 of $20.53). In the first phase of the transaction, 28 hotels and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust, were acquired by Host for consideration valued at $3.54 billion. On May 3, 2006, four additional hotels located in Europe were sold to Host for net proceeds of approximately $481 million in cash. On June 13, 2006, the final hotel in Venice, Italy was sold to Host for net proceeds of approximately $74 million in cash. In connection with the first phase of the transaction, Starwood shareholders received approximately $2.8 billion in the form of Host common stock valued at $2.68 billion and $119 million in cash for their Class B shares. Based on Host’s closing price on April 7, 2006, this consideration had a per-Class B Share value of $13.07. Starwood directly received approximately $738 million of the proceeds in the first phase, including $600 million in cash, $77 million in debt assumption and $61 million in Host common stock. In addition, the Corporation assumed from its subsidiary, Sheraton Holding, debentures with a principal balance of $600 million. As the sale of the Class B shares involved a transaction with Starwood’s shareholders, the book value of the Trust associated with this sale was treated as a non-reciprocal transaction with owners and was removed through retained earnings up to the amount of retained earnings that existed at the sale date with the remaining balance reducing additional paid in capital. The portion of the transaction between the Company and Host was recorded as a disposition under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As Starwood sold these hotels subject to long-term management contracts, the calculated gain on the sale of approximately $938 million has been deferred and is being amortized over the initial management contract term of 20 years. The Company sold all of the Host common stock in the second quarter of 2006 and recorded a net gain of approximately $1 million.

Also in the second quarter of 2006, the Company sold one hotel for approximately $56 million in cash. The Company recorded a net gain of approximately $3 million associated with this sale. In addition, the Company recorded an impairment charge of $6 million related to a hotel which is expected to be sold in the fourth quarter of 2006 and an impairment charge of $11 million related to the Sheraton Cancun in Cancun, Mexico that was damaged by Hurricane Wilma in 2005 and will now be completely demolished in order to build additional vacation ownership units. These impairment charges were offset in part by a $7 million gain as a result of insurance proceeds received primarily for the Westin Cancun as reimbursement for property damage caused by the same storm.

In the first quarter of 2006, the Company sold five hotels for approximately $268 million in cash. The Company recorded a net gain of approximately $30 million associated with these sales. This net gain was partially offset by a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in the quarter.

In the nine months ended September 30, 2005, the Company sold six hotels for approximately $132 million in cash. The Company recorded a net loss of approximately $14 million associated with four of these sales. The Company had previously recorded impairment charges of $17 million related to two of these properties. The Company recorded a $38 million gain on the sale of two of the hotels. However, since the Company continues to manage these hotels, the gains were deferred and are being recognized in earnings over the initial term of the new management contract.

Also during 2005, the Company recorded a $2 million gain as a result of the collection of a fully reserved note receivable issued by the Company in connection with the sale of an asset in 2000. In addition, the Company recorded a net loss of approximately $17 million primarily related to impairment charges associated with the owned Sheraton Cancun in Cancun, Mexico that is being demolished to build vacation ownership units.

The hotels sold in the nine months ended September 30, 2006 and 2005 were generally encumbered by long-term management or franchise contracts and, therefore, their operations prior to the sale date are not classified as discontinued operations.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Assets and Debt Held for Sale

During the third quarter of 2006, the Company received a non-refundable deposit from the potential buyer of a hotel which is being developed by the Company and the Company expects to sell the hotel upon completion of construction in the fourth quarter of 2006 for approximately $23 million in cash. The Company expects to recognize a gain of approximately $7 million related to the sale. In June 2006, the Company entered into a purchase and sale agreement for the sale of one hotel for approximately $6 million and received a non-refundable deposit from the buyer. In accordance with SFAS No. 144, the Company classified this asset and the estimated goodwill to be allocated to the sale as held for sale and ceased depreciating it. As discussed in Note 4, the Company also recorded an impairment charge of approximately $6 million in the second quarter of 2006 related to this hotel. The Company expects to complete the sale in the fourth quarter of 2006.

In addition, as discussed above, the Company entered into a definitive agreement in November 2005 in connection with the Host Transaction. As such, in accordance with SFAS No. 144, at December 31, 2005, the Company classified these hotels, the estimated goodwill to be allocated to the sale and the debt to be assumed by Host as held for sale. The Company also ceased depreciating these assets at that time. Subsequent to the end of 2005, five hotels were removed from the Host Transaction, and they were retained by the Company. Accordingly, these hotels and the associated debt that was going to be assumed by Host are no longer included in assets and debt held for sale at September 30, 2006 or December 31, 2005, and the assets are being depreciated.

Note 6.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of September 30, 2006 and December 31, 2005, the Company had total deferred gains of $1.244 billion and $267 million, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $19 million and $42 million in the three and nine months ended September 30, 2006, respectively, and $3 million and $9 million in the three and nine months ended September 30, 2005, respectively.

Note 7.  Other Assets

Other assets include the following (in millions):

	September 30,	December 31,
	2006	2005

VOI notes receivable, net	$316	$163
Other notes receivable, net	35	134
Deposits and other	89	105

	$440	$402

Note 8.	Notes Receivable Securitizations and Sales

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

With respect to those transactions still outstanding at September 30, 2006, the Company retains economic interests (the “Retained Interests”) in securitized and sold VOI notes receivables through SPE ownership of QSPE beneficial interests (securitizations) and the right to a deferred purchase price payable by the purchaser of the sold VOI notes receivable. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provide credit enhancement to the third-party purchasers of the related QSPE beneficial interests (securitizations) and VOI notes receivable (sales). Retained Interest cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable, QSPE fixed rate interest expense, the third-party purchaser’s contractual floating rate yield (VOI notes receivable sales), and program fees (VOI note receivables sales).

The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $6 million and $12 million during the three and nine months ended September 30, 2006 and $3 million and $10 million during the three and nine months ended September 30, 2005, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in an insignificant amount of net gains in the three and nine months ended September 30, 2006 and 2005.

At September 30, 2006, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $253 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at September 30, 2006 was approximately $3 million.

Gross credit losses for all VOI notes receivable were $5 million and $13 million during the three and nine months ended September 30, 2006 and $4 million and $13 million during the three and nine months ended September 30, 2005, respectively.

The Company received aggregate cash proceeds of $9 million and $26 million from the Retained Interests during the three and nine months ended September 30, 2006 and $7 million and $26 million during the three and nine months ended September 30, 2005, respectively. The Company received aggregate servicing fees of $1 million and $3 million related to these VOI notes receivable during the three and nine months ended September 30, 2006 and $1 million and $3 million during the three and nine months ended September 30, 2005, respectively.

At the time of each receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.

At September 30, 2006, the Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at September 30, 2006 was approximately $42 million. The decreases in value of the Retained Interests that would

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.3
100 basis points-percentage	0.9%
200 basis points-dollars	$0.6
200 basis points-percentage	1.7%
Discount rate:
100 basis points-dollars	$0.8
100 basis points-percentage	2.2%
200 basis points-dollars	$1.7
200 basis points-percentage	4.4%
Gross annual rate of credit losses:
100 basis points-dollars	$5.8
100 basis points-percentage	15.2%
200 basis points-dollars	$11.4
200 basis points-percentage	29.9%

Note 9.	Restructuring and Other Special Charges

The Company had remaining accruals related to restructuring charges of $10 million and $28 million, respectively, at September 30, 2006 and December 31, 2005, of which $6 million is included in other liabilities in the accompanying consolidated balance sheets for both periods. The following table summarizes the activity in the restructuring accruals in 2006 (in millions):

	December 31,	Cash	Reversal of	September 30,
	2005	Payments	Accruals	2006

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$17	$(1)	$(6)	$10
Severance costs related to a corporate restructuring in 2005	11	(11)	—	—

Total	$28	$(12)	$(6)	$10

In addition, the Company incurred and paid approximately $1 million and $17 million in the three and nine months ended September 30, 2006, respectively, of transition costs associated with the purchase of the Le Meridien brand in November 2005. These costs were offset by the reversal of $2 million and $6 million in the three and nine months ended September 30, 2006, respectively, of accruals for a lease the Company assumed as part of the merger with Sheraton Holding in 1998 as the reserve exceeds the Company’s maximum obligation. Both items were recorded in restructuring and other special charges, net, in the Company’s consolidated statements of income. There was no restructuring and other special charges activity in the three or nine months ended September 30, 2005.

Note 10.	Derivative Financial Instruments

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rate fluctuations on the results of operations, cash flows and the market value of the Company’s debt. At September 30, 2006, the Company has two interest rate swap agreements with an aggregate

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notional amount of $300 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The fair value of the Fair Value Swaps was a liability of approximately $22 million at September 30, 2006 and is included in other liabilities in the Company’s consolidated balance sheet.

From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At September 30, 2006, the Company had no Foreign Currency Hedges outstanding.

The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 11.  Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,
	2006			2005
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$0.9	$0.1	$—	$1.0	$—
Interest cost	0.3	2.3	0.3	0.3	2.0	0.4
Expected return on plan assets	—	(2.2)	(0.1)	—	(1.9)	(0.2)
Amortization of:
Prior service income	—	(0.1)	—	0.1	(0.1)	—
Actuarial loss (gain)	0.1	0.8	(0.1)	(0.1)	0.8	(0.2)

SFAS No. 87 cost/SFAS No. 106 cost	0.4	1.7	0.2	0.3	1.8	—

SFAS No. 88 settlement loss	—	—	—	—	—	—

Net periodic benefit cost	$0.4	$1.7	$0.2	$0.3	$1.8	$—

	Nine Months Ended September 30,
	2006			2005
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$3.1	$0.1	$—	$3.2	$—
Interest cost	0.7	6.9	0.9	0.7	6.4	1.0
Expected return on plan assets	—	(6.8)	(0.5)	—	(6.0)	(0.6)
Amortization of:
Prior service income	—	(0.1)	—	—	(0.3)	—
Actuarial loss (gain)	0.1	2.4	(0.1)	0.1	2.7	(0.4)

SFAS No. 87 cost/SFAS No. 106 cost	0.8	5.5	0.4	0.8	6.0	—

SFAS No. 88 settlement (gain) loss	—	(2.5)	—	0.2	—	—

Net periodic benefit cost	$0.8	$3.0	$0.4	$1.0	$6.0	$—

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.  Stock-Based Compensation

In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long Term Incentive Compensation Plan (the “2002 LTIP”) and provides for the purchase of Shares by directors, officers, employees, consultants and advisors, pursuant to equity award grants. Although no additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long Term Incentive Compensation Plan or the Company’s 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate award pool for non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 2004 LTIP at September 30, 2006 was approximately 68 million (with options counted as one share and restricted stock and performance units counted as 2.8 shares).

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, no stock-based employee compensation cost related to stock options was reflected in 2005 net income, as all options granted to employees under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Under the modified prospective method of adoption selected by the Company, compensation cost recognized in 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123(R) been applied from its original effective date. The following table illustrates the effect on net income and earnings per Share if the Company had applied the fair value based method to all outstanding and unvested stock-based employee compensation awards in each period. The Company has included the estimated impact of reimbursements from third parties.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions, except per Share data)

Net income, as reported	$155	$39	$840	$263
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects of $11, $3, $27 and $9	18	4	48	16
Deduct: SFAS No. 123 compensation cost, net of related tax effects of $11, $10, $27 and $31	(18)	(15)	(48)	(57)

Proforma net income	$155	$28	$840	$222

Earnings per Share:
Basic, as reported	$0.73	$0.18	$3.93	$1.22

Basic, proforma	$0.73	$0.12	$3.93	$1.02

Diluted, as reported	$0.71	$0.17	$3.74	$1.18

Diluted, proforma	$0.71	$0.12	$3.74	$0.98

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lattice model weighted average assumptions:

	Nine Months Ended
	September 30,
	2006	2005

Dividend yield	1.4%	1.8%
Volatility:
Near term	26%	25%
Long term	40%	40%
Expected life	6 yrs	6 yrs
Yield curve:
6 month	4.68%	2.96%
1 year	4.66%	3.13%
3 year	4.57%	3.57%
5 year	4.53%	3.76%
10 year	4.58%	4.13%

The dividend yield is estimated based on historical data for the 12-month period immediately prior to the date of the grant.

The estimated volatility is based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options. The weighted average volatility was 31.3% at September 30, 2006.

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

The following table summarizes stock option activity for the Company:

		Weighted Average
		Exercise
	Options	Price Per
	(In millions)	Share(1)

Outstanding at December 31, 2005	24.9	$38.11
Granted	2.4	$59.55
Exercised	(10.0)	$30.40
Adjustment in connection with the Host Transaction	5.0	$33.26
Forfeited	(0.5)	$40.52

Outstanding at September 30, 2006	21.8	$35.15

Exercisable at September 30, 2006	10.7	$30.74

(1)	For option activity prior to the consummation of the first phase of Host Transaction on April 10, 2006, the adjustment made to the exercise price in connection with the Host Transaction is not reflected.

The weighted-average fair value per option for options granted for the nine months ended September 30, 2006 was $16.09, and the service period is typically four years. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $300 million and $211 million, respectively,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting in tax benefits of approximately $105 million and $59 million, respectively. As of September 30, 2006, there was approximately $58 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 1.28 years on a straight-line basis for 2006 and future grants and using an accelerated recognition method for grants prior to January 1, 2006.

The following table summarizes information about outstanding stock options at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Range of	Number Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	(In millions)	in Years	Price/Share	(In millions)	Price/Share

$12.28 - $20.36	4.1	4.04	$19.83	2.6	$19.57
$20.36 - $31.51	4.3	4.63	$29.15	4.1	$29.18
$31.51 - $31.71	4.4	5.38	$31.71	1.3	$31.71
$31.71 - $48.13	1.9	4.00	$39.80	1.5	$40.58
$48.13 - $48.39	4.1	6.36	$48.39	1.0	$48.39
$48.39 - $61.04	3.0	7.34	$49.03	0.2	$48.97

Total/Average	21.8	5.31	$35.15	10.7	$30.74

In April 2006, as part of the Host Transaction, the Company depaired its Corporation Shares and Class B Shares. As a result, the number of the Company’s options and their strike prices have been adjusted as discussed in Note 2.

The aggregate intrinsic value of outstanding options as of September 30, 2006 was $489 million. The aggregate intrinsic value of exercisable options as of September 30, 2006 was $286 million. The weighted-average contractual life of exercisable options was 4.56 years as of September 30, 2006.

The Company recognizes compensation expense equal to the fair market value of the stock on the date of issuance for restricted stock and restricted stock unit grants over the service period. The service period is typically three years except in the case of restricted shares or units issued in lieu of a portion of an annual cash bonus where the vesting period is typically in equal installments over a two year period. Compensation expense of approximately $41 million and $25 million, net of reimbursements from third parties, was recorded in the nine months ended September 30, 2006 and 2005, respectively, related to restricted stock awards.

At September 30, 2006 and December 31, 2005, there were approximately $119 million (net of estimated forfeitures) and $53 million respectively, in unamortized compensation cost related to restricted stock and restricted stock units. The weighted average remaining term was 1.86 years for restricted stock grants outstanding at September 30, 2006. The aggregate intrinsic value of restricted stock converted and distributed during the nine months ended September 30, 2006 was $6 million.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in our restricted stock grants in the nine months ended September 30, 2006 were as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Value
	(In millions)	Per Share

Outstanding at December 31, 2005	1.9	$51.91
Granted	2.4	$57.85
Distributed	(0.1)	$22.96
Adjustment in connection with the Host Transaction	0.9	$55.70
Forfeited	(0.2)	$48.21

Outstanding at September 30, 2006	4.9	$46.15

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

For purchases prior to June 1, 2005, the purchase price was equal to 85% of the lower of (a) the fair market value of Shares on the day of the beginning of the offering period or (b) the fair market value of Shares on the date of purchase. Effective June 1, 2005, the purchase price is equal to 95% of the fair market value of Shares on the date of purchase. Approximately 90,000 Shares were issued under the ESPP during the nine months ended September 30, 2006 at purchase prices ranging from $50.60 to $60.33. Approximately 257,000 Shares were issued under the ESPP during the year ended December 31, 2005 at purchase prices ranging from $45.19 to $57.48.

Note 13.	Stockholders’ Equity

Share Repurchases.  In May 2006, the Board of Directors of the Company authorized the repurchase of up to an additional $600 million of Shares under the Company’s existing Share repurchase authorization (the “Share Repurchase Authorization”). During the nine months ended September 30, 2006, the Company repurchased approximately 21.1 million Shares at a total cost of approximately $1.229 billion. An additional $24 million was paid in the first quarter of 2006 related to Share repurchases consummated before the end of December 2005. Pursuant to the Share Repurchase Authorization, from January 1, 1998 through September 30, 2006, Starwood repurchased approximately 58.8 million Shares in the open market for an aggregate cost of approximately $2.7 billion. As of September 30, 2006, approximately $414 million remains available under the Share Repurchase Authorization.

Exchangeable Preferred Shares and Limited Partnership Units.  On March 15, 2006, the Company completed the redemption of the remaining 25,000 outstanding shares of Class B EPS for approximately $1 million in cash. On April 10, 2006, when the Company consummated the first phase of the Host Transaction, holders of Class A EPS received from Host $0.53 in cash and 0.6122 shares of Host common stock. Also in connection with the Host Transaction, the Company redeemed all of the Class A EPS (approximately 562,000 shares) and Realty

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership units (approximately 40,000 units) for approximately $34 million in cash. SLC Operating Limited Partnership units are convertible into Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Shares. In the nine months ended September 30, 2006, the Company redeemed approximately 926,000 SLC Operating Limited Partnership units for approximately $56 million in cash, and there were approximately 179,000 of these units remaining at September 30, 2006.

Note 14.  Business Segment Information

The Company has two operating segments: hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names, including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W®, Le Méridien®, and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests and the sale of residential units.

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains (losses) on the sale of real estate, restructuring and other special (credits) charges, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Hotel	$1,178	$1,240	$3,643	$3,699
Vacation ownership and residential	283	256	764	762

Total	$1,461	$1,496	$4,407	$4,461

Operating income:
Hotel	$200	$198	$608	$562
Vacation ownership and residential	67	61	138	184

Total segment operating income	267	259	746	746
Selling, general, administrative and other	(58)	(45)	(165)	(134)
Restructuring and other special credits (charges), net	1	—	(11)	—

Operating income	210	214	570	612
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	5	6	36	30
Vacation ownership and residential	3	3	10	10
Interest expense, net	(28)	(59)	(175)	(181)
(Loss) gain on asset dispositions and impairments, net	(18)	(16)	1	(32)

Income from continuing operations before taxes and minority equity	$172	$148	$442	$439

Capital expenditures:
Hotel	$49	$62	$193	$220
Vacation ownership and residential	19	80	50	88
Corporate	10	13	32	29

Total	$78	$155	$275	$337

	September 30,	December 31,
	2006	2005

Assets:
Hotel	$7,126	$10,854
Vacation ownership and residential	1,683	1,433
Corporate	557	207

Total	$9,366	$12,494

Note 15.  Commitments and Contingencies

Variable Interest Entities.  Of the over 765 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 28 hotels that it has a variable interest in. For those ventures in which the Company holds a variable interest, the Company determined that it was not the primary beneficiary and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $67 million and $70 million at September 30, 2006 and December 31, 2005, respectively. Equity investments and other types of investments related to VIEs totaled $18 million and $65 million, respectively, at September 30, 2006 and $12 million and $62 million, respectively, at December 31, 2005.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $110 million at September 30, 2006. The Company evaluates these loans for impairment, and at September 30, 2006, believes these loans are collectible. Subsequent to the end of the third quarter, the Company collected one such loan, in full, reducing the outstanding loan balances by $53 million. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $31 million were outstanding at September 30, 2006, of which $7 million are expected to be funded in the remainder of 2006 and $12 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $107 million of equity and other potential contributions associated with managed or joint venture properties, $17 million of which is expected to be funded in the remainder of 2006.

Additionally, during 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt which expires August 1, 2010 and which is capped at $40 million, and a debt service guarantee during the term of the senior debt, which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005. In addition, Starwood issued a completion guarantee for this approximately $200 million project. In the event the completion guarantee is called on, Starwood would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. Starwood would only be required to perform under the completion guarantee in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. As the hotel has now opened, Starwood is working with the lenders of the senior debt to be released from the completion guarantee. The Company does not anticipate that it will be required to perform under these guarantees.

Surety bonds issued on behalf of the Company at September 30, 2006 totaled $88 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. At September 30, 2006, excluding the Le Méridien management agreement mentioned below, the Company had six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2006. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipate that payments made under the guarantee will be significant in any single year. The fair value of this guarantee of $8 million is reflected in other liabilities in the accompanying consolidated balance sheet at September 30, 2006. The Company does not anticipate losing a significant number of management or franchise contracts in 2006.

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

In connection with the sale of 33 hotels to Host in 2006, the Company agreed to indemnify Host for certain liabilities, including operations and tax liabilities. At this time, the Company believes that it will not have to make any material payments under such indemnities.

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

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of September 30, 2006 and December 31, 2005 is $385 million and $314 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $58 million to the liability at September 30, 2006.

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

Legal Contingencies.  We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and changes in these factors could materially impact our financial position or our results of operations.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2006 and 2005.

Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since the beginning of the third quarter of 2005, we have sold 51 wholly owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint venture hotels. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the three and nine months ending September 30, 2006 and 2005 were $594 million and $2.090 billion, respectively, and $871 million and $2.623 billion, respectively, for the same periods of 2005 (total revenues from our owned, leased and consolidated joint venture hotels in North America were $393 million, $1.472 billion, $630 million and $1.902 billion for same periods, respectively). The following represents the geographical breakdown of our owned, leased and consolidated joint venture revenues in North America by metropolitan area for the three and nine months ended September 30, 2006 (with comparable data for 2005):

Top Ten Metropolitan Areas as a % of Owned North America Revenues for the
Three Months Ended September 30, 2006 with Comparable Data for 2005(1)

Metropolitan Area	2006 Revenues	2005 Revenues

New York, NY	16.8%	19.9%
Toronto, Canada	8.1%	4.3%
San Francisco, CA	7.6%	3.0%
Maui, HI	7.1%	4.1%
Chicago, IL	6.3%	3.3%
Boston, MA	6.2%	10.1%
Atlanta, GA	5.4%	4.4%
Phoenix, AZ	5.4%	3.0%
Los Angeles — Long Beach, CA	4.4%	5.4%
Scranton-Wilkes-Barre, PA	4.4%	2.5%
All Other	28.3%	40.0%

Total	100%	100%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Top Ten Metropolitan Areas as a % of Owned North America Revenues for the
Nine Months Ended September 30, 2006 with Comparable Data for 2005(1)

Metropolitan Area	2006 Revenues	2005 Revenues

New York, NY	17.0%	18.5%
Phoenix, AZ	7.0%	4.8%
Boston, MA	7.0%	9.0%
Atlanta, GA	6.0%	4.6%
San Francisco, CA	5.8%	2.8%
Maui, HI	5.5%	3.8%
Toronto, Canada	5.5%	3.9%
Los Angeles — Long Beach, CA	4.6%	5.2%
Chicago, IL	4.2%	2.8%
San Diego, CA	4.1%	5.5%
All Other	33.3%	39.1%

Total	100%	100%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

On a worldwide basis, Italy accounted for approximately 10.0% and 8.3% of our total revenues from owned, leased and consolidated joint venture hotels for the three and nine months ended September 30, 2006, respectively.

An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $1.461 billion, a decrease of $35 million when compared to 2005 levels. Revenues reflect a 31.8% decrease in revenues from our owned, leased and consolidated joint venture hotels to $594 million for the three months ended September 30, 2006 when compared to $871 million in the corresponding period of 2005, a 44.4% increase in management fees, franchise fees and other income to $182 million for the three months ended September 30, 2006 when compared to $126 million in the corresponding period of 2005, a 9.4% increase in vacation ownership and residential sales and services to $255 million for the three months ended September 30, 2006 when compared to $233 million in the corresponding period of 2005, and an increase of $164 million in other revenues from managed and franchised properties to $430 million for the three months ended September 30, 2006 when compared to $266 million in the corresponding period of 2005.

The $277 million decrease in revenues from owned, leased and consolidated joint venture hotels is due to lost revenues from 51 hotels sold since the third quarter of 2005. These hotels had revenues of $14 million in the third quarter of 2006 compared to $344 million in the corresponding period of 2005. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (76 hotels for the three months ended September 30, 2006 and 2005, excluding 51 hotels sold or closed and 11 hotels undergoing significant repositionings or without comparable results in 2006 and 2005) increased 8.0% to $500 million for the three months ended September 30, 2006 when compared to $463 million in the same period of 2005 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 10.6% to $142.08 for the three months ended September 30, 2006 when compared to the corresponding 2005 period. The increase in REVPAR was attributable to increases in occupancy rates to 74.6% in the three months ended September 30, 2006 when compared to 73.1% in the same period in 2005, and an 8.4% increase in the average daily rate (“ADR”) at these Same-Store Owned Hotels to $190.53 for the three months ended September 30, 2006 compared to $175.81 for the corresponding 2005 period. REVPAR at Same-Store Owned Hotels in North America increased 9.0% for the three months ended September 30, 2006 when compared to the same period of 2005. REVPAR growth was particularly strong at our owned hotels in Toronto, Chicago, Atlanta, and Philadelphia. REVPAR at our international Same-Store Owned Hotels, increased by 13.6% for the three months ended September 30, 2006 when compared to the same period of 2005, with Europe, where we have the most international owned hotels, increasing 19.4%. REVPAR for Same-Store Owned Hotels internationally increased 10.2% excluding the unfavorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 14.0% excluding the unfavorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $56 million was primarily a result of a $65 million increase in management and franchise revenue to $156 million for the quarter ended September 30, 2006 due to the addition of new managed and franchised hotels. The increase includes approximately $15 million of management and franchise fees from the hotels sold to Host Hotels & Resorts, Inc. (“Host”), as well as approximately $12 million of revenues from the amortization of the deferred gain associated with the sale of the hotels to Host in April 2006 (the “Host Transaction”). The increase is also due to $16 million of management and franchise fees from the Le Méridien hotels. We acquired the Le Méridien brand and related management and franchise business in November 2005 (the “Le Méridien Acquisition”). Additionally, improved operating results at the underlying managed and franchised hotels contributed to the increase for the quarter. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.

The $22 million increase in vacation ownership and residential sales and services was due to the increased vacation ownership revenues primarily due to the recognition of previously deferred revenues in accordance with percentage of completion accounting, offset by a decline in residential sales primarily associated with the residences at the St. Regis Museum Tower in San Francisco which sold out earlier in 2006. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, increased 13.5% in the three months ended September 30, 2006 when compared to the same period in 2005.

Other revenues and expenses from managed and franchised properties increased to $430 million from $266 million for the three months ended September 30, 2006 and 2005, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

Operating Income.  Our total operating income was $210 million in the three months ended September 30, 2006 compared to $214 million in 2005. Excluding depreciation and amortization of $81 million and $103 million for the three months ended September 30, 2006 and 2005, respectively, operating income decreased 8.2% or $26 million to $291 million for the three months ended September 30, 2006 when compared to $317 million in the same period in 2005. The decrease was primarily due to lost income from the 51 hotels sold since the beginning of the third quarter of 2005 discussed above and approximately $12 million of stock option expense recorded in 2006 as a result of the implementation of SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” on January 1, 2006, offset in part by the increase in vacation ownership revenues and management fees, franchise fees and other income discussed above. Operating income was also favorably impacted by the reduction in allowance for doubtful accounts during the third quarter of 2006 due to the collection of interest on a loan receivable which had been reserved, offset by severance costs for one of the Company’s senior executives.

Restructuring and Other Special (Credits) Charges, Net.  During the three months ended September 30, 2006, we recorded $1 million in net restructuring and other special credits primarily related to transition costs associated with the purchase of the Le Méridien brand and the related management and franchise business in November 2005 offset by the reversal of accruals associated with a sublease arrangement which will terminate at the end of 2006 and, as a result, the related contingency no longer exists.

Depreciation and Amortization.  Depreciation expense decreased $29 million to $70 million during the three months ended September 30, 2006 compared to $99 million in the corresponding period of 2005 primarily due to the hotels sold and held for sale in the last 12 months, partially offset by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense increased to $11 million in the three months ended September 30, 2006 as compared to $4 million in the three months ended September 30, 2005, primarily due to amortization of intangible assets that we acquired in connection with the Le Méridien Acquisition.

Equity Earnings and Gains and Losses from Unconsolidated Joint Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures was $8 million for the third quarter of 2006 as compared to $9 million in the third quarter of 2005.

Net Interest Expense.  Net interest expense decreased to $28 million in the third quarter of 2006 as compared to $59 million in the same period of 2005. The decrease was primarily due to a reduction in our debt with proceeds from the asset sales discussed earlier. Our weighted average interest rate was 6.76% at September 30, 2006 versus 6.15% at September 30, 2005. In addition, the Company recorded interest income of approximately $13 million in the third quarter of 2006 in association with the full payment of principal and interest on a loan receivable which was previously reserved.

(Loss) Gain on Asset Dispositions and Impairments, Net.  During the third quarter of 2006, we recorded a net loss of $18 million primarily due to a net loss of approximately $36 million associated with the sale of two hotels, a gain of $13 million on the sale of the Company’s interest in a joint venture, and a gain of $6 million for insurance proceeds received during the third quarter of 2006 as reimbursement for property damage caused by Hurricane Wilma in 2005.

During the third quarter of 2005, we recorded a net loss of $16 million primarily related to the loss on the sale of two hotels.

Income Tax (Expense) Benefit.  The effective income tax rate for continuing operations for the third quarter of 2006 was 9.9% compared to 72.3% in the corresponding quarter of 2005. The decrease in the effective income tax rate is due to the recognition of $47 million of tax expense as a result of the adoption of a plan to repatriate foreign earnings in accordance with the American Jobs Creation Act and the recording of an additional provision of $40 million related to our 1998 disposition of ITT World Directories, both of which were recorded in the third quarter of 2005. Additionally, the company recognized a $21 million tax benefit related to the disposition of certain unconsolidated joint venture interests during the third quarter of 2006, with no similar benefit realized in the corresponding quarter of 2005. The effective income tax rate for the three months ended September 30, 2005 also includes a benefit associated with the Trust which was not included in the Company’s results for the three months ended September 30, 2006 as a result of the Host Transaction. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state, and local taxes.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $4.407 billion, a decrease of $54 million when compared to 2005 levels. Revenues reflect a 20.3% decrease in revenues from our owned, leased and consolidated joint venture hotels to $2.090 billion for the nine months ended September 30, 2006 when compared to $2.623 billion in the corresponding period of 2005, a 39.8% increase in management fees, franchise fees and other income to $488 million for the nine months ended September 30, 2006 when compared to $349 million in the corresponding period of 2005, a 2.0% decrease in vacation ownership and residential sales and services to $683 million for the nine months ended September 30, 2006 when compared to $697 million in the corresponding period of 2005, and an increase of $354 million in other revenues from managed and franchised properties to $1.146 billion for the nine months ended September 30, 2006 when compared to $792 million in the corresponding period of 2005.

The $533 million decrease in revenues from owned, leased and consolidated joint venture hotels is due to lost revenues from 54 hotels sold since the beginning of 2005. These hotels had revenues of $376 million in the nine months ended September 30, 2006 compared to $1.058 billion in the corresponding period of 2005. Revenues were also negatively impacted by lost revenues from owned hotels in New Orleans, Louisiana and Cancun, Mexico which were impacted by hurricanes in 2005 which caused significant business interruption. In the nine months ended September 30, 2006 these hotels had revenues of $41 million, including business interruption insurance receipts, as compared to $47 million in the same period of 2005. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (75 hotels for the nine months ended September 30, 2006 and 2005, excluding 54 hotels sold or closed and 12 hotels undergoing significant repositionings or without comparable results in 2006 and 2005) increased 8.5% to $1.434 billion for the nine months ended September 30, 2006 when compared to $1.321 billion in the same period of 2005 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 9.9% to $134.65 for the nine months ended September 30, 2006 when compared to the corresponding 2005 period. The increase in REVPAR was attributable to increases in occupancy rates to 71.5% in the nine months ended September 30, 2006 when compared to 70.3% in the same period in 2005, and an 8.1% increase in the average daily rate (“ADR”) at these Same-Store Owned Hotels to $188.27 for the nine months ended September 30, 2006 compared to $174.10 for the corresponding 2005 period. REVPAR at Same-Store Owned Hotels in North America increased 11.1% for the nine months ended September 30, 2006 when compared to the same period of 2005. REVPAR growth was particularly strong at our owned hotels in Boston, Massachusetts, Chicago, Illinois, Atlanta, Georgia, Seattle, Washington and Los Angeles, California. REVPAR at our international Same-Store Owned Hotels, increased by 7.7% for the nine months ended September 30, 2006 when compared to the same period of 2005, with Europe, where we have the most international owned hotels, increasing 9.7%. REVPAR for Same-Store Owned Hotels internationally increased 8.7% excluding the unfavorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 10.8% excluding the unfavorable effects of foreign currency translation.

The $14 million decrease in vacation ownership and residential sales and services was primarily due to the decrease in residential sales associated with the residences at the St. Regis Museum Tower in San Francisco which sold out in the first half of 2006. This was offset by an increase in vacation ownership revenues due to the recognition of previously deferred revenues in accordance with percentage of completion accounting. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, increased 20.6% in the nine months ended September 30, 2006 when compared to the same period in 2005.

The increase in management fees, franchise fees and other income of $139 million was primarily a result of an $145 million increase in management and franchise revenue to $403 million for the nine months ended September 30, 2006 due to improved operating results at the underlying managed and franchised hotels and the addition of new managed and franchised hotels. This increase includes approximately $28 million of management and franchise fees from the hotels sold to Host, as well as approximately $22 million of revenues from the amortization of the deferred gain associated with the Host Transaction. The increase is also due to $46 million of management and franchise fees from the Le Méridien hotels. We acquired the Le Méridien brand and related management and franchise business in November 2005. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.

Other revenues and expenses from managed and franchised properties increased to $1.146 billion from $792 million for the nine months ended September 30, 2006 and 2005, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

Operating Income.  Our total operating income was $570 million in the nine months ended September 30, 2006 compared to $612 million in 2005. Excluding depreciation and amortization of $231 million and $318 million for the nine months ended September 30, 2006 and 2005, respectively, operating income decreased 13.9% or $129 million to $801 million for the nine months ended September 30, 2006 when compared to $930 million in the same period in 2005, primarily due to the lost income from the 54 hotels sold since the beginning of 2005, the decrease in vacation ownership and residential sales discussed above and approximately $34 million of stock option expense recorded in 2006 as a result of the implementation of SFAS No. 123(R) on January 1, 2006. These items were offset, in part, by the increase in management fees, franchise fees and other income discussed above.

Restructuring and Other Special (Credits) Charges, Net.  During the nine months ended September 30, 2006, we recorded $11 million in net restructuring and other special charges primarily related to transition costs associated with the purchase of the Le Méridien brand and the related management and franchise business in November 2005 offset, in part, by the reversal of accruals associated with a sublease arrangement which will terminate at the end of 2006 and, as a result, the related contingency no longer exists.

Depreciation and Amortization.  Depreciation expense decreased $95 million to $210 million during the nine months ended September 30, 2006 compared to $305 million in the corresponding period of 2005 primarily because, beginning in November 2005, we ceased depreciation on the hotels included in the Host Transaction, partially offset by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense was $21 million in the nine months ended September 30, 2006 as compared to $13 million in the nine months ended September 30, 2005, primarily due to amortization of intangible assets that we acquired in connection with the Le Méridien Acquisition.

Equity Earnings and Gains and Losses from Unconsolidated Joint Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures increased to $46 million for the nine months ended September 30, 2006 as compared to $40 million in the corresponding period of 2005, primarily due to our share of gains on the sale of several hotels in unconsolidated joint ventures in 2006.

Net Interest Expense.  Net interest expense decreased to $175 million in the nine months ended September 30, 2006 as compared to $181 million in the same period of 2005, primarily due to interest savings from the reduction of our debt with proceeds from the asset sales discussed earlier. The decrease was partially offset by $37 million of expenses related to the early extinguishment of debt in connection with two transactions completed in the first quarter of 2006 whereby we defeased and were released from certain debt obligations that allowed us to sell certain hotels that previously served as collateral for such debt. These transactions also resulted in the release of other owned hotels as collateral, providing the Company with flexibility to sell or reposition those hotels. Our weighted average interest rate was 6.76% at September 30, 2006 versus 6.15% at September 30, 2005.

(Loss) Gain on Asset Dispositions and Impairments, Net.  During the nine months ended September 30, 2006, we recorded a net gain of $1 million primarily related to several offsetting gains and losses, including the sale of eight wholly-owned hotels and insurance proceeds received for the Westin Cancun and the Sheraton Cancun as reimbursement for property damage caused by Hurricane Wilma in 2005. In addition, we recorded a $13 million gain on the sale of its interest in a joint venture to the partner. These gains were offset in part by the impairment of a hotel which was sold in the third quarter of 2006, the impairment of the Sheraton Cancun in Cancun, Mexico which was damaged by Hurricane Wilma in 2005 and will now be completely demolished in order to build additional vacation ownership units and a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in 2006.

During the nine months ended September 30, 2005, we recorded a net loss of $32 million primarily related to impairment charges associated with the Sheraton Cancun in Cancun, Mexico where one tower was demolished to build vacation ownership units.

Income Tax (Expense) Benefit.  We recorded an income tax benefit from continuing operations of $470 million for the nine months ended September 30, 2006 compared to an expense of $175 million in the corresponding period of 2005. The 2006 tax benefit includes a one-time benefit of approximately $514 million realized in connection with the Host Transaction, a $32 million benefit due to the reversal of reserves following the favorable resolution of certain tax matters primarily associated with transactions in previous years and a $21 million tax benefit related to the disposition of certain unconsolidated joint venture interests. The 2005 income tax expense for the nine months ended September 30, 2005 includes the recognition of $47 million of tax expense as a result of the adoption of a plan to repatriate foreign earnings in accordance with the American Jobs Creation Act and the recording tax of an additional provision of $40 million related to our 1998 disposition of ITT World Directories. The income expense for the nine months ended September 30, 2005 also includes a benefit associated with the Trust which is only included in the Company’s results for the first three months of 2006 as a result of the Host Transaction. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes.

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

Same-Store Owned Hotels Results

We continually update and renovate our owned, leased and consolidated joint venture hotels and include these hotels in our Same Store Owned Hotel results. We also undertake major repositionings of hotels. While undergoing major repositionings, hotels are generally not operating at full capacity and, as such, these repositionings can negatively impact our hotel revenues and are not included in Same-Store Hotel results. We may continue to reposition our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies. In addition, several owned hotels are located in regions which are seasonal and therefore, these hotels do not operate at full capacity throughout the year.

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three and nine months ended September 30, 2006 and 2005. The results for the three and nine months ended September 30, 2006 and 2005 represent results for 76 and 75 owned, leased and consolidated joint venture hotels, respectively (excluding 51 and 54 hotels sold or closed and 11 and 12 hotels undergoing significant repositionings or without comparable results in 2006 and 2005, respectively).

	Three Months Ended
	September 30,
	2006	2005	Variance

Worldwide (76 hotels with approximately 25,000 rooms)
REVPAR	$142.08	$128.52	10.6%
ADR	$190.53	$175.81	8.4%
Occupancy	74.6%	73.1%	1.5
North America (46 hotels with approximately 17,000 rooms)
REVPAR	$140.50	$128.85	9.0%
ADR	$178.87	$166.54	7.4%
Occupancy	78.5%	77.4%	1.1
International (30 hotels with approximately 8,000 rooms)
REVPAR	$145.31	$127.86	13.6%
ADR	$218.45	$198.29	10.2%
Occupancy	66.5%	64.5%	2.0

	Nine Months Ended
	September 30,
	2006	2005	Variance

Worldwide (75 hotels with approximately 25,000 rooms)
REVPAR	$134.65	$122.48	9.9%
ADR	$188.27	$174.10	8.1%
Occupancy	71.5%	70.3%	1.2
North America (45 hotels with approximately 17,000 rooms)
REVPAR	$134.01	$120.62	11.1%
ADR	$181.28	$165.62	9.5%
Occupancy	73.9%	72.8%	1.1
International (30 hotels with approximately 8,000 rooms)
REVPAR	$135.95	$126.25	7.7%
ADR	$204.01	$193.32	5.5%
Occupancy	66.6%	65.3%	1.3

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures, distribution payments and share repurchases. In December 2005, the Trust declared a dividend of $0.84 per Share to shareholders of record on December 31, 2005, which was paid on January 20, 2006. In connection with the Host Transaction, on February 17, 2006, the Trust declared a dividend of $0.21 per Share to shareholders of record on February 28, 2006, which was paid on March 10, 2006. In addition, on March 15, 2006, the Trust declared a dividend of $0.21 per Share to shareholders of record on March 27, 2006, which was paid on April 7, 2006. Subject to the approval of the Board, it is anticipated that the remaining 2006 dividend will be declared by the Corporation in December 2006 to be paid in January 2007. In the nine months ended September 30, 2006, the company bought back 21.1 million shares for $1.229 billion. We believe that existing borrowing availability together with capacity for additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, maintenance capital expenditures, dividend payments and share repurchases in the foreseeable future.

State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is classified as restricted cash in our consolidated balance sheets. At September 30, 2006 and December 31, 2005, we had short-term restricted cash balances of $312 million and $295 million, respectively, primarily consisting of such restricted cash.

Cash Used for Investing Activities

In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $110 million at September 30, 2006. We evaluate these loans for impairment, and at September 30, 2006, believe these loans are collectible. Subsequent to the end of the third quarter, we collected one such loan, in full, reducing the outstanding loan balances by $53 million. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $31 million were outstanding at September 30, 2006, of which $7 million are expected to be funded in the remainder of 2006 and $12 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $107 million of equity and other potential contributions associated with managed or joint venture properties, $17 million of which is expected to be funded in the remainder of 2006.

Additionally, during 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt which expires August 1, 2010 and which is capped at $40 million, and a debt service guarantee during the term of the senior debt which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in our accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005. In addition, we issued a completion guarantee for this approximately $200 million project. In the event the completion guarantee is called on, we would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. We would only be required to perform under the completion guaranty in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. As the hotel has now opened, we are working with the lenders of the senior debt to be released from the completion guarantee. We do not anticipate that we will be required to perform under these guarantees.

Surety bonds issued on our behalf at September 30, 2006 totaled $88 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. At September 30, 2006, excluding the Le Méridien management agreement mentioned below, we had six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2006. In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated our exposure under this guarantee and do not anticipate that any payments made under the guarantee will be significant in any single year. The fair value of this guarantee of $8 million is reflected in other liabilities in the accompanying consolidated balance sheet at September 30, 2006. We do not anticipate losing a significant number of management or franchise contracts in 2006.

In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity. At this time, we believe that it is unlikely that we will have to fund any of the liabilities.

In connection with the sale of 33 hotels to Host in 2006, we agreed to indemnify Host for certain liabilities including operations and tax liabilities. At this time, we believe that we will not have to make any material payments under such indemnities.

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

We periodically review our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on enhancing real estate returns and monetizing investments. In the first nine months of 2006, we sold eight hotels for cash proceeds of approximately $408 million in cash. Additionally, in the second quarter of 2006, in connection with the Host Transaction, we completed the sale of 33 hotels and the stock of certain controlled subsidiaries to Host for consideration valued at $4.1 billion which consisted of approximately $2.8 billion in the form of Host common stock and cash paid directly to our shareholders and $1.3 billion of consideration paid to Starwood, including $1.2 billion in cash, $77 million in debt assumption and $61 million in Host common stock. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of September 30, 2006:

	Amount			Interest Rate at
	Outstanding at			September 30,	Average
	September 30, 2006(a)		Interest Terms	2006	Maturity
	(Dollars in millions)				(In years)

Floating Rate Debt
Senior Credit Facility:
Revolving Credit Facility	$872		Various + 0.525%	5.83%	4.4
Mortgages and Other	134		Various	6.08%	1.7
Interest Rate Swaps	300			9.60%

Total/Average	$1,306			6.72%	4.0

Fixed Rate Debt
Sheraton Holding Public Debt	$449			7.38%	9.1
Senior Notes	1,483	(b)		6.70%	3.2
Mortgages and Other	136			7.46%	8.5
Interest Rate Swaps	(300)			7.88%

Total/Average	$1,768			6.80%	4.8

Total Debt
Total Debt and Average Terms	$3,074			6.76%	4.6

(a)	Excludes approximately $390 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes approximately $14 million at September 30, 2006 of fair value adjustments related to existing and terminated fixed-to-floating interest rate swaps for the Senior Notes.

Fiscal 2006 Developments.  On March 15, 2006, we completed the redemption of the remaining 25,000 outstanding Class B EPS for $38.50 per share in cash. On April 10, 2006, in connection with the Host Transaction, we redeemed all of the Class A EPS and Realty Partnership units for approximately $34 million in cash. In the nine months ended September 30, 2006, we redeemed approximately 926,000 SLC Operating Limited Partnership units for approximately $56 million in cash.

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

In the first quarter of 2006 in two separate transactions we defeased approximately $510 million of debt secured in part by several hotels that were part of the Host Transaction. In one transaction, in order to accomplish this, we purchased Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the loan agreement. The Treasury securities were then substituted for the real estate and hotels that originally served as collateral for the loan. As part of the defeasance, the Treasury securities and the debt were transferred to a third party successor borrower that is responsible for all remaining obligations under this debt. In the second transaction, we deposited Treasury securities in an escrow account to cover the debt service payments. As such, neither debt is reflected on our consolidated balance sheet as of September 30, 2006. In connection with the defeasance, we incurred early extinguishment of debt costs of approximately $37 million.

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

Other.  We have approximately $729 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $637 million at September 30, 2006, including $322 million of short-term and long-term restricted cash), available borrowing capacity under the 2006 Facility (approximately $772 million at September 30, 2006), available borrowing capacity from international revolving lines of credit (approximately $175 million at September 30, 2006), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels or that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the nine months ending September 30, 2006, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $25 million. Our debt balance is also affected by changes in interest rates as a result of our interest rate swap agreements under which we pay floating rates and receive fixed rates of interest (the “Fair Value Swaps”). The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At September 30, 2006, our debt included a decrease of approximately $14 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets. At December 31, 2005 our debt included a decrease of approximately $3 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets.

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

We had the following contractual obligations outstanding as of September 30, 2006 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$3,072	$729	$92	$918	$1,333
Capital lease obligations(1)	2	—	—	—	2
Operating lease obligations	1,067	74	140	126	727
Unconditional purchase obligations(2)	135	36	57	38	4
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$4,276	$839	$289	$1,082	$2,066

(1)	Excludes sublease income of $3 million.

(2)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of September 30, 2006 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$156	$156	$—	$—	$—
Hotel loan guarantees(1)	53	10	43	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$209	$166	$43	$—	$—

(1)	Excludes fair value of guarantees which are reflected in our consolidated balance sheet.

On July 26, 2006, Standard & Poor’s upgraded our rating to BBB− from BB+ and revised their outlook from positive to stable.

On August 28, 2006, Moody’s Investors Service upgraded our rating to Baa3 from Bal and revised their outlook from positive to stable.

On October 24, 2006, Fitch’s Investors Service upgraded our rating to BBB− from BB+ and revised their outlook from positive to stable.

We repurchased approximately 21.1 million Shares for an average price of $58.19 per Share in the open market during the nine months ended September 30, 2006.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At September 30, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We repurchased the following Shares during the three months ended September 30, 2006:

				Maximum Number (or
				Approximate Dollar
	Total		Total Number of Shares	Value) of Shares that
	Number of	Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	for Share	Plans or Programs	Programs (in millions)

July	1,011,900	$57.89	1,011,900	$832
August	7,404,200	$52.42	7,404,200	$444
September	545,400	$55.27	545,400	$414

Total	8,961,500	$53.23	8,961,500

In addition, as more fully discussed in Note 13, Stockholders’ Equity, we redeemed various securities of our subsidiaries, which securities were convertible into Shares.

In May 2006, the Board of Directors of the Company authorized the repurchase of up to an additional $600 million of Shares under our existing Share repurchase authorization (the “Share Repurchase Authorization”). As of September 30, 2006, approximately $414 million of Shares may yet be purchased under the Share Repurchase Authorization.

Item 6.	Exhibits.

10.1	Employment Agreement, dated as of September 21, 2006, between Matthew A. Ouimet and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006).
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer (1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

By:	/s/ Steven J. Heyer
Steven J. Heyer
Chief Executive Officer and Director

By:	/s/ Alan M. Schnaid
Alan M. Schnaid
Senior Vice President, Corporate Controller and Principal Accounting Officer

Date: November 6, 2006

EXHIBIT INDEX

10.1	Employment Agreement, dated as of September 21, 2006, between Matthew A. Ouimet and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006).
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(1)

(1)	Filed herewith.