Form 10-K
period 2006-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2007-02-27
CIK 316206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from            to

Commission File Number: 1-7959

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

Maryland
(State or other jurisdiction
of incorporation or organization)

52-1193298
(I.R.S. employer identification no.)

1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100
(Registrant’s telephone number,
including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of June 30, 2006, the aggregate market value of the Registrant’s voting and non-voting common equity (for purposes of this Annual Report only, includes all Shares other than those held by the Registrant’s Directors and executive officers) was $13,169,150,513.

As of February 16, 2007, the Corporation had outstanding 214,850,249 shares of common stock.

For information concerning ownership of Shares, see the Proxy Statement for the Company’s Annual Meeting of Stockholders that is currently scheduled for May 3, 2007 (the “Proxy Statement”), which is incorporated by reference under various Items of this Annual Report.

Document Incorporated by Reference:

Document	Where Incorporated

Proxy Statement	Part III (Items 11, 12 and 14)

This Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), which prior to April 10, 2006 included Starwood Hotels & Resorts, a Maryland real estate investment trust (the “Trust”), which was sold in the Host Transaction (defined below); all references to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the “Realty Partnership”); and all references to “we”, “us”, “our”, “Starwood”, or the “Company” refer to the Corporation, the Trust and its respective subsidiaries, collectively through April 7, 2006. Until April 7, 2006, the shares of common stock, par value $0.01 per share, of the Corporation (“Corporation Shares”) and the Class B shares of beneficial interest, par value $0.01 per share, of the Trust (“Class B Shares”) were attached and traded together and were held or transferred only in units consisting of one Corporation Share and one Class B Share (a “Share”). On April 7, 2006, in connection with a transaction (the “Host Transaction”) with Host Hotels & Resorts, Inc. (“Host”), the Shares were depaired and the Corporation Shares became transferable separately from the Class B Shares. As a result of the depairing, the Corporation Shares trade alone under the symbol “HOT” on the New York Stock Exchange (“NYSE”). As of April 10, 2006, neither Shares nor Class B Shares are listed or traded on the NYSE.

PART I

Forward-Looking Statements

This Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in several places in this Annual Report, including, without limitation, the section of Item 1. Business, captioned “Business Strategy” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements may include statements regarding the intent, belief or current expectations of Starwood, its Directors or its officers with respect to the matters discussed in this Annual Report. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements including, without limitation, the risks and uncertainties set forth below. Starwood undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

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

W Hotels (luxury and upscale full service hotels, retreats and residences) feature world class design, world class restaurants and “on trend” bars and lounges and its signature Whatever\Whenever service standard. It’s a sensory multiplex that not only indulges the senses, it delivers an emotional experience. Whether it’s “behind the scenes” access at Whappenings, or our cutting edge music, lighting and scent programs, W delivers an experience unmatched in the hotel segment.

Westin Hotels & Resorts (luxury and upscale full-service hotels and resorts) is a lifestyle brand competing in the upper upscale sector in nearly 30 countries around the globe. Each hotel offers renewing experiences that inspire guests to be at their best. First impressions at any Westin are fueled by signature sensory experiences of light, music, white tea scent and botanicals. Westin revolutionized the industry with its famous Heavenly Bed® and Heavenly Bath® and launched a multi-million dollar retail program featuring these products. Westin is the first global brand to offer in-room spa treatments at every hotel and the first to go smoke-free in North America. Westin guests stay in shape at WestinWORKOUT® Powered by Reeboksm.

Le Méridien (luxury and upscale full-service hotels, resorts and residences) is a European-inspired brand with a French accent. Each of its hotels, whether city, airport or resort has a distinctive character driven by its individuality and the Le Méridien brand values. With its underlying passion for food, art and style and its classic yet stylish design, Le Méridien offers a unique experience at some of the world’s top travel destinations.

Sheraton Hotels & Resorts (luxury and upscale full-service hotels and resorts) is the Company’s largest brand serving the needs of luxury and upscale business and leisure travelers worldwide. We offer the entire spectrum of comfort. From full-service hotels in major cities to luxurious resorts by the water, Sheraton can be found in the most sought-after cities and resort destinations around the world. Every guest at Sheraton hotels and resorts feels a warm and welcoming connection, the feeling you have when you walk into a place and your favorite song is playing — a sense of comfort and belonging. At Sheraton, we help our guests connect to what matters most to them, the office, home and the best spots in town.

Four Points by Sheraton (select-service hotels) delights the self-sufficient traveler with a new kind of comfort, approachable style and spirited, can-do service — all at the honest value our guests deserve. Our guests start their day feeling energized and finish up relaxed and free to enjoy little indulgences that make their time away from home special.

aloft (select-service hotels), a brand introduced in 2005 with the first hotel expected to open in 2007, is a hotel of new heights, an oasis where you least expect it, a spirited neighborhood outpost, a haven at the side of the road. Bringing a cozy harmony of modern elements to the classic American on-the-road tradition, aloft offers a sassy, refreshing, ultra effortless alternative for both the business and leisure traveler. Fresh, fun, and fulfilling, aloft is an experience to be discovered and rediscovered, destination after destination, as you ease on down the road.

Element (extended stay hotels), a brand introduced in 2006 with the first hotel expected to open in 2008, provides a modern, upscale and intuitively designed hotel experience that allows guests to live well and feel in control. Inspired by Westin, Element promotes balance through a thoughtful, upscale environment. Decidedly modern with an emphasis on nature, Element is intuitively constructed with an efficient use of space that encourages guests to stay connected, feel alive, and thrive while they are away. Element is the smart, renewing haven for extended stay travel.

Through our brands, we are well represented in most major markets around the world. Our operations are grouped into two business segments, hotels and vacation ownership and residential operations.

Our revenue and earnings are derived primarily from hotel operations, which include management and other fees earned from hotels we manage pursuant to management contracts, the receipt of franchise and other fees and the operation of our owned hotels.

Our hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. We seek to acquire interests in, or management or franchise rights with respect to properties in this segment. At December 31, 2006, our hotel portfolio included owned, leased, managed and franchised hotels totaling 871 hotels with approximately 266,000 rooms in approximately 100 countries, and is comprised of 85 hotels that we own or lease or in which we have a majority equity interest, 426 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 360 hotels for which we receive franchise fees.

Our revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling vacation ownership interests (“VOIs”) in the resorts and providing financing to customers who purchase such interests. Generally these resorts are marketed under the brand names described above. Additionally, our revenues and earnings are derived from the development, marketing and selling of residential units at mixed use hotel projects owned by us as well as fees earned from the marketing and selling of residential units at mixed use hotel projects developed by third-party owners of hotels operated under our brands. At December 31, 2006, we had 25 vacation ownership resorts and residential properties in the United States, Mexico, Aruba and the Bahamas.

The Corporation was incorporated in 1980 under the laws of Maryland. Sheraton Hotels & Resorts and Westin Hotels & Resorts, Starwood’s largest brands, have been serving guests for more than 60 years. Starwood Vacation Ownership (and its predecessor, Vistana, Inc.) has been selling VOIs for more than 20 years.

Our principal executive offices are located at 1111 Westchester Avenue, White Plains, New York 10604, and our telephone number is (914) 640-8100.

For a discussion of our revenues, profits, assets and geographical segments, see the notes to financial statements of this Annual Report. For additional information concerning our business, see Item 2. Properties, of this Annual Report.

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

Frequent Guest Program.  Our loyalty program, Starwood Preferred Guest® (“SPG”), made headlines when it launched in 1999 with a breakthrough policy of no blackout dates and no capacity controls, allowing members to redeem free nights anytime, anywhere. Since then, the program has grown to include more than 33 million members and continues to be cited for its hassle-free award redemption, outstanding customer service, dedicated member website and innovative promotions and benefits for elite members. The program yields repeat guest business by uniting a world of distinctive hotels and rewarding customers with the rewards and recognition they want — from points that can be used for free hotel stays, indulgent experiences and airline miles with 32 participating airlines.

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

Premier and Distinctive Properties.  We control a distinguished and diversified group of hotel properties throughout the world, including the St. Regis in New York, New York; The Phoenician in Scottsdale, Arizona; the Hotel Gritti Palace in Venice, Italy; and the St. Regis in Beijing, China. These are among the leading hotels in the industry and are at the forefront of providing the highest quality and service. Our properties are consistently recognized as the best of the best by readers of Condé Nast Traveler, who are among the world’s most sophisticated and discerning group of travelers. The January 2007 issue of the Condé Nast Traveler Magazine included 37 Starwood properties among its prestigious Gold List.

Scale.  As one of the largest hotel and leisure companies focusing on the luxury and upscale full-service lodging market, we have the scale to support our core marketing and reservation functions. We also believe that our scale will contribute to lower our cost of operations through purchasing economies in areas such as insurance, energy, telecommunications, technology, employee benefits, food and beverage, furniture, fixtures and equipment and operating supplies.

Diversification of Cash Flow and Assets.  Management believes that the diversity of our brands, market segments served, revenue sources and geographic locations provide a broad base from which to enhance revenue and profits and to strengthen our global brands. This diversity limits our exposure to any particular lodging or vacation ownership asset, brand or geographic region.

While we focus on the luxury and upscale portion of the full-service lodging, vacation ownership and residential markets, our brands cater to a diverse group of sub-markets within this market. For example, the St. Regis hotels cater to high-end hotel and resort clientele while Four Points by Sheraton hotels deliver extensive amenities and services at more affordable rates. The aloft brand will provide a youthful alternative to the “commodity lodging” of currently existing brands in the select-service market segment, and the Element brand will provide modern, upscale hotels for extended stay travel.

We derive our cash flow from multiple sources within our hotel and vacation ownership and residential segments, including owned hotels’ operations, management and franchise fees and the sale of VOIs and residential units. These operations are in geographically diverse locations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2006:

	Number of
	Properties	Rooms

Managed and unconsolidated joint venture hotels	426	142,000
Franchised hotels	360	95,800
Owned hotels(a)	85	27,800
Vacation ownership resorts and residential properties	25	6,900

Total properties	896	272,500

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of
	Properties	Rooms

North America	450	153,700
Europe, Africa and the Middle East	264	64,600
Asia Pacific	124	41,800
Latin America	58	12,400

Total	896	272,500

Business Segment and Geographical Information

Incorporated by reference in Note 24. Business Segment and Geographical Information, in the notes to financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

Business Strategy

We have implemented a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. In furtherance of this strategy, during 2006 we sold a total of 43 hotels for approximately $4.5 billion, including 33 properties to Host for approximately $4.1 billion in stock, cash and debt assumption. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements; acquiring and developing vacation ownership resorts and selling VOIs; and investing in real estate assets where there is a strategic rationale for doing so, which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global assets, broad customer base and other resources and by taking advantage of our scale to reduce costs. The implementation of our strategy and financial planning are impacted by the uncertainty relating to political and economic environments around the world and their consequent impact on travel in their respective regions and the rest of the world.

Growth Opportunities.  Management has identified several growth opportunities with a goal of enhancing our operating performance and profitability, including:

•	Continuing to build our brands to appeal to upscale business travelers and other customers seeking full-service hotels in major markets by establishing emotional connections to our brands by offering signature experiences at our properties. We plan to accomplish this in the following ways: (i) by continuing our tradition of innovation started with the Heavenly Bed® and Heavenly Bath®, the Westin Heavenly Spa, the Sheraton Sweet Sleepersm Bed, the Sheraton Service Promisesm and the Four Points by Sheraton Four Comfort Bedsm; (ii) with such ideas as Westin being the first major brand to go “smoke-free” in North America and aloft’s “see green” program created to introduce and promote ecologically friendly programs and services; and (iii) by placing Bliss® Spas, Remedesm Spas and their branded amenities and upscale restaurants in certain of our branded hotels;

•	Renovating, upgrading and expanding our branded hotels to further our strategy of strengthening brand identity;

•	Continuing to expand our role as a third-party manager of hotels and resorts including through the roll out of our new brands, aloft and Element, and the introduction of other new brands. This allows us to expand the presence of our lodging brands and gain additional cash flow generally with modest capital commitment;

•	Franchising certain of our brands to third-party operators and licensing certain of our brands to third parties in connection with luxury residential condominiums, thereby expanding our market presence, enhancing the exposure of our hotel brands and providing additional income through franchise and license fees;

•	Expanding our internet presence and sales capabilities to increase revenue and improve customer service;

•	Continuing to grow our frequent guest program, thereby increasing occupancy rates while providing our customers with benefits based upon loyalty to our hotels, vacation ownership resorts and branded residential projects;

•	Enhancing our marketing efforts by integrating our proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

•	Optimizing use of our real estate assets to improve ancillary revenue, such as restaurant, beverage and parking revenue from our hotels and resorts;

•	Establishing relationships with third parties to enable us to provide attractive restaurants and other amenities at our branded properties;

•	Developing additional vacation ownership resorts and leveraging our hotel real estate assets where possible through VOI construction or conversion and residential sales;

•	Leveraging the Bliss and Remede product lines and distribution channels; and

•	Increasing operating efficiencies through increased use of technology.

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

We may also selectively choose to develop and construct desirable hotels and resorts to help us meet our strategic goals, such as the current construction of a dual hotel campus in Lexington, Massachusetts featuring both an aloft hotel and an Element hotel.

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

We encounter strong competition as a hotel, residential, resort and vacation ownership operator and developer. While some of our competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners and develop and sell VOIs, under a variety of brands that compete directly with our brands. In addition, hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met. Our timeshare and residential business depends on our ability to obtain land for development of our timeshare and residential products and to utilize land already owned by us but used in hotel operations. Changes in the general availability of suitable land or the cost of acquiring or developing such land could adversely impact the profitability of our timeshare and residential business.

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

Although we have incurred and expect to incur remediation and various environmental-related costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on our operations or financial condition.

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

Regulation and Licensing of Gaming Facilities

We have an interest in the gaming operations of the Aladdin Resort and Casino in Las Vegas, Nevada and we and certain of our affiliates and officers have obtained from the Nevada Gaming Authorities (herein defined) the various registrations, approvals, permits and licenses required to engage in these gaming activities in Nevada. The casino gaming licenses are not transferable and must be renewed periodically by the payment of various gaming license fees and taxes. The gaming authorities may deny an application for licensing for any cause which they deem reasonable and may find an officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with us in which case all relationships with such person would be required to be severed. In addition, the gaming authorities may require us to terminate the employment of any person who refuses to file the appropriate applications or disclosures.

The ownership and/or operation of casino gaming facilities in the United States where permitted are subject to federal, state and local regulations which under federal law, govern, among other things, the ownership, possession, manufacture, distribution and transportation in interstate commerce of gaming devices, and the recording and reporting of currency transactions, respectively. Our Nevada casino gaming operations are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”), and the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”) and the Nevada State Gaming Control Board (the “Nevada Board”), as well as certain county government agencies (collectively referred to as the “Nevada Gaming Authorities”).

If it were determined that applicable laws or regulations were violated, the gaming licenses, registrations and approvals held by us and our affiliates and officers could be limited, conditioned, suspended or revoked and we and the persons involved could be subject to substantial fines for each separate violation. Furthermore, a supervisor could be appointed by the Nevada Commission to operate the gaming property and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental value of the affected gaming property) could be forfeited to the State of Nevada. Any suspension or revocation of the licenses, registrations or approvals, or the appointment of a supervisor, would not have a material adverse effect on us given the limited nature and extent of the investment by us in casino gaming.

We are also required to submit certain financial and operating reports to the Nevada Commission. Further, certain loans, leases, sales of securities and similar financing transactions by us must be reported to or approved by the Nevada Commission. We have a Nevada “shelf” approval for certain public offerings that expires in November 2008.

The Nevada Gaming Authorities may investigate and require a finding of suitability of any holder of any class of our voting securities at any time. Nevada law requires any person who acquires more than 5 percent of any class of our voting securities to report the acquisition to the Nevada Commission and such person may be investigated and found suitable or unsuitable. Any person who becomes a beneficial owner of more than 10 percent of any class of our voting securities must apply for finding of suitability by the Nevada Commission within 30 days after the Nevada Board Chairman mails a written notice requiring such filing. The applicant must pay the costs and fees incurred by the Nevada Board in connection with the investigation.

Under certain circumstances, an “institutional investor,” as defined by the Nevada Act, that acquires more than 10 percent but no more than 15 percent of our voting securities may apply to the Nevada Commission for a waiver of such finding of shareholder suitability requirements if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as a institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of either our Board of Directors, any change in our corporate charter, bylaws, management, policies or operations or any of our casino gaming operations, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. The Nevada Commission also may in its discretion require the holder of any debt security of a registered company to file an application, be investigated and be found suitable to own such debt security.

Any beneficial owner of our voting securities who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board may be found unsuitable. Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of our debt or equity voting securities beyond such periods or periods of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. We could be subject to disciplinary action if, without prior approval of the Nevada Commission, and after receipt of notice that a person is unsuitable to be an equity or debt security holder or to have any other relationship with us, either (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or, (v) fails to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities for cash at fair market value.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively “Licensees”), and who proposes to become involved in a gaming operation outside the State of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of the Licensees’ participation in such foreign gaming. The revolving fund is subject to an increase or decrease in the discretion of the Nevada Commission. Once such revolving fund is established, the Licensees may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Commission provided (i) such activities are lawful in the jurisdiction where they are to be conducted; and (ii) the Licensees comply with certain reporting requirements imposed by the Nevada Act. Licensees are subject to disciplinary action by the Nevada Commission if they (i) knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation; (ii) fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations; (iii) engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or, (iv) employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability. We own and/or operate through various affiliates gaming operations at the Sheraton Lima Hotel and Towers in Lima, Peru, the Sheraton Stockholm Hotel and Towers in Sweden and the Sheraton Cairo Hotel, Towers & Casino in Gaza, Egypt, respectively.

Employees

At December 31, 2006, we employed approximately 145,000 employees at our corporate offices, owned and managed hotels and vacation ownership resorts, of whom approximately 36% were employed in the United States. At December 31, 2006, approximately 38% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are satisfactory.

Where you can find more information

We file annual, quarterly and special reports, proxy statements and other information with the Securities & Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwoodhotels.com/corporate/investor relations.html as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling Jason Koval, Vice President, Investor Relations at (914) 640-4429.

Item 1A.	Risk Factors.

Risks Relating to Hotel, Resort, Vacation Ownership and Residential Operations

We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership and Residential Industries.  Operating risks common to the hotel and vacation ownership industries include:

•	changes in general economic conditions, including the prospects for improved performance in other parts of the world;

•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•	domestic and international political and geopolitical conditions;

•	travelers’ fears of exposures to contagious diseases;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	decreases in demand or increases in supply for vacation ownership interests;

•	the impact of internet intermediaries on pricing and our increasing reliance on technology;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•	changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	disputes with owners of properties, including condominium hotels, franchisees and homeowner associations which may result in litigation;

•	the availability of capital to allow us and potential hotel owners and franchisees to fund construction, renovations and investments;

•	foreign exchange fluctuations;

•	the financial condition of third-party property owners, project developers and franchisees, which may impact our ability to recover indemnity payments that may be owed to us and their ability to fund amounts required under development, management and franchise agreements and in most cases our recourse is limited to the equity value said party has in the property; and

•	the financial condition of the airline industry and the impact on air travel.

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

We utilize our brands in connection with the residential portions of certain properties that we develop and license our brands to third parties to use in a similar manner for a fee. Residential properties using our brands could become less attractive due to changes in mortgage rates, market absorption or oversupply in a particular market. As a result, we and our third party licensees may not be able to sell these residences for a profit or at the prices that we or they have anticipated.

General Economic Conditions May Negatively Impact Our Results.  While the lodging and travel industries have generally recovered from events occurring in the first half of the decade, the duration, pace and full extent of the current growth environment remains unclear. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in one or more geographic regions may result in fewer and/or less qualified applicants for job openings in our facilities. Higher wages, related labor costs and the increasing cost trends in the insurance markets may negatively impact our results as wages, related labor costs and insurance premiums increase.

We Must Compete for Customers.  The hotel, vacation ownership and residential industries are highly competitive. Our properties compete for customers with other hotel and resort properties, and, with respect to our vacation ownership resorts and residential projects, with owners reselling their VOIs, including fractional ownership, or apartments. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

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

Significant Owners of Our Properties May Concentrate Risks.  Generally there has not been a concentration of ownership of hotels operated under our brands by any single owner. Following the acquisition of the Le Méridien brand business and the Host Transaction, single ownership groups own significant numbers of hotels operated by us. While the risks associated with such ownership are no different than exist generally (i.e., the financial position of the owner, the overall state of the relationship with the owner and their participation in optional programs and the impact on cost efficiencies if they choose not to participate), they are more concentrated.

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

We Place Significant Reliance on Technology.  The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of our customer loyalty program, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. Further, the development and maintenance of these technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

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

International Operations Are Subject to Special Political and Monetary Risks.  We have significant international operations which as of December 31, 2006 included 264 owned, managed or franchised properties in Europe, Africa and the Middle East (including 21 properties with majority ownership); 55 owned, managed or franchised properties in Latin America (including 9 properties with majority ownership); and 124 owned, managed or franchised properties in the Asia Pacific region (including 4 properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the risk of war, terrorism, civil unrest, expropriation and nationalization as well as the impact in cases in which there are inconsistencies between U.S. law and the laws of an international jurisdiction. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various other international jurisdictions have laws limiting the ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the 9 properties we owned as of December 31, 2006, our international properties are geographically diversified and are not concentrated in any particular region.

Risks Relating to Operations in Syria

During fiscal 2006, Starwood subsidiaries generated approximately $2 million of revenue from management and other fees from hotels located in Syria, a country that the United States has identified as a state sponsor of terrorism. This amount constitutes significantly less than 1% of our worldwide annual revenues. The United States does not prohibit U.S. investments in, or the exportation of services to, Syria, and our activities in that country are in full compliance with U.S. and local law. However, the United States has imposed limited sanctions as a result of Syria’s support for terrorist groups and its interference with Lebanon’s sovereignty, including a prohibition on the exportation of U.S.-origin goods to Syria and the operation of government-owned Syrian air carriers in the United States except in limited circumstances. The United States may impose further sanctions against Syria at any time for foreign policy reasons. If so, our activities in Syria may be adversely affected, depending on the nature of any further sanctions that might be imposed. In addition, our activities in Syria may reduce demand for our stock among certain investors.

Debt Financing

As a result of our debt obligations, we are subject to: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest and (ii) interest rate risk. Although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancings will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us and (ii) a substantial decrease in operating cash flow or a substantial increase in our expenses could make it difficult for us to meet our debt service requirements and force us to sell assets and/or modify our operations.

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

Some Potential Losses are Not Covered by Insurance

We carry insurance coverage for general liability, property, business interruption and other risks with respect to our owned and leased properties and we make available insurance programs for owners of properties we manage. These policies offer coverage terms and conditions that we believe are usual and customary for our industry.

Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, debris removal, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our property policies also provide that for the coverage of critical earthquake (California and Mexico), hurricane and flood, all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the annual aggregate limits and sub-limits contained in our policies have been exceeded and any such claims will also be combined with the claims of owners of managed hotels that participate in our insurance program for the same purpose. Therefore, if insurable events occur that affect more than one of our owned hotels and/or managed hotels owned by third parties that participate in our insurance program, the claims from each affected hotel will be added together to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached and if the limits or sub-limits are exceeded each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. In addition, under those circumstances, claims by third party owners will reduce the coverage available for our owned and leased properties.

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

Acquisitions/Dispositions and New Brands

We intend to make acquisitions and investments that complement our business. There can be no assurance, however, that we will be able to identify acquisition or investment candidates or complete transactions on commercially reasonable terms or at all. If transactions are consummated, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

We periodically review our business to identify properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments and from time to time, may attempt to sell these identified properties and assets. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all or that any anticipated benefits will actually be received.

We have developed and launched two new hotel brands, aloft and Element, and may develop and launch additional brands in the future. There can be no assurance regarding the level of acceptance of these brands in the development and consumer marketplaces, that the cost incurred in developing the brands will be recovered or that the anticipated benefits from these new brands will be realized.

Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk

In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

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

Ability to Manage Growth

Our future success and our ability to manage future growth depend in large part upon the efforts of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. Since January 2004, we have experienced significant changes in our senior management, including executive officers (See Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report). There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our growth and operating strategies. In addition, we recently announced a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business, and there can be no assurance that our new strategy will be successful.

Tax Risks

Failure of the Trust to Qualify as a REIT Would Increase Our Tax Liability.  Qualifying as a real estate investment trust (a “REIT”) requires compliance with highly technical and complex tax provisions that courts and administrative agencies have interpreted only to a limited degree. Due to the complexities of our ownership, structure and operations, the Trust is more likely than are other REITs to face interpretative issues for which there are no clear answers. Also, facts and circumstances that we do not control may affect the Trust’s ability to qualify as a REIT. The Trust believes that for the taxable years ended December 31, 1995 through April 10, 2006, the date which Host acquired the Trust, it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. If the Trust fails to qualify as a REIT for any prior tax year, we would be liable to pay a significant amount of taxes for those years. Subsequent to the Host Transaction, the Trust is no longer owned by us and we are not subject to this risk for actions following the transaction.

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

Risks Relating to Ownership of Our Shares

No Person or Group May Own More Than 8% of Our Shares.  Our current governing documents provide (subject to certain exceptions) that no one person or group may own or be deemed to own more than 8% of our outstanding stock or Shares of beneficial interest, whether measured by vote, value or number of Shares. There is an exception for shareholders who owned more than 8% as of February 1, 1995, who may not own or be deemed to own more than the lesser of 9.9% or the percentage of Shares they held on that date, provided, that if the percentage of Shares beneficially owned by such a holder decreases after February 1, 1995, such a holder may not own or be deemed to own more than the greater of 8% or the percentage owned after giving effect to the decrease but we have the right to waive this limitation. This ownership limit may have the effect of precluding a change in control of us by a third party without the consent of our Board of Directors, even if such change in control would otherwise give the holders of Shares or other of our equity securities the opportunity to realize a premium over then-prevailing market prices.

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

We are one of the largest hotel and leisure companies in the world, with operations in approximately 100 countries. We consider our hotels and resorts, including vacation ownership resorts (together “Resorts”), generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence arising from age and condition of facilities can adversely affect our Resorts, Starwood and third-party owners of managed and franchised Resorts expend substantial funds to renovate and maintain their facilities in order to remain competitive. For further information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report.

Our hotel business included 871 owned, managed or franchised hotels with approximately 266,000 rooms and our vacation ownership business included 25 vacation ownership resorts and residential properties at December 31, 2006, predominantly under seven brands. All brands (other than the Four Points by Sheraton and the newly announced aloft and Element brands) represent full-service properties that range in amenities from luxury hotels and resorts to more moderately priced hotels. We also lease three stand-alone Bliss Spas, two in New York, New York and one in London, England and have opened five Bliss Spas in W Hotels. In addition, we have opened three Remède Spas in St. Regis hotels.

The following table reflects our hotel and vacation ownership properties, by brand as of December 31, 2006:

	Hotels		VOI and Residential
	Properties	Rooms	Properties	Rooms

St. Regis and Luxury Collection	60	9,500	3	100
W	21	6,000	—	—
Westin	131	54,200	11	2,100
Le Méridien	123	32,800	—	—
Sheraton	396	135,900	7	4,400
Four Points	126	21,900	—	—
Independent / Other	14	5,300	4	300

Total	871	265,600	25	6,900

Hotel Business

Owned, Leased and Consolidated Joint Venture Hotels.  Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, in 2005 and 2006 we have sold 56 wholly owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the years ending December 31, 2006 and 2005 were $2.692 billion and $3.517 billion, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $1.881 billion and $2.571 billion for 2006 and 2005, respectively). The following represents our top ten markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the year ended December 31, 2006 (with comparable data for 2005):

Top Ten Metropolitan Areas in the United States as a % of
Total Owned Revenues for the Year Ended December 31, 2006
with Comparable Data for 2005(1)
	2006	2005
Metropolitan Area	Revenues	Revenues

New York, NY	12.6%	14.6%
Phoenix, AZ	5.1%	3.5%
Boston, MA	4.6%	6.6%
San Francisco, CA	4.3%	2.1%
Atlanta, GA	4.0%	3.4%
Maui, HI	3.8%	2.7%
Chicago, IL	3.2%	2.1%
Los Angeles-Long Beach, CA	2.8%	3.8%
San Diego, CA	2.6%	3.9%
Houston, TX	2.6%	2.2%

The following represents our top ten international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the year ended December 31, 2006 (with comparable data for 2005):

Top Ten International Markets as a % of Total
Owned Revenues For the Year Ended December 31,
2006 with Comparable Data for 2005(1)
	2006	2005
Country	Revenues	Revenues

Italy	7.9%	8.1%
Canada	6.3%	4.3%
Mexico	4.5%	3.4%
United Kingdom	3.0%	2.6%
Australia	3.0%	2.3%
Spain	2.4%	2.9%
Austria	2.0%	1.4%
Argentina	1.7%	1.1%
Caribbean	1.4%	1.1%
Belgium	1.0%	0.7%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Following the sale of a significant number of our hotels, we currently own or lease 85 hotels. Our owned, leased and consolidated joint venture hotel revenues and operating income is generated substantially from the following hotels:

Hotel	Location	Rooms

U.S. Hotels:
The St. Regis Hotel, New York	New York, NY	229
St. Regis Resort, Aspen	Aspen, CO	179
The Phoenician	Phoenix, AZ	654
W New York — Times Square	New York, NY	507
W Chicago Lakeshore	Chicago, IL	520
W San Francisco	San Francisco, CA	410
W Los Angeles Westwood	Los Angeles, CA	258
W Chicago City Center	Chicago, IL	369
W New Orleans	New Orleans, LA	423
W New York — The Court	New York, NY	198
W Atlanta at Perimeter Center	Atlanta, GA	275
W New York — The Tuscany	New York, NY	120
The Westin Maui Resort & Spa	Maui, HI	759
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1068
The Westin Horton Plaza San Diego	San Diego, CA	450
The Westin Galleria Houston	Houston, TX	487
The Westin San Francisco Airport	San Francisco, CA	393
The Westin Fort Lauderdale	Fort Lauderdale, FL	293
Sheraton Manhattan Hotel	New York, NY	665
Sheraton Bal Harbour Beach Resort	Bal Harbour, FL	645
Sheraton Kauai Resort	Kauai, HI	394
The Boston Park Plaza Hotel & Towers	Boston, MA	941

International Hotels:
St. Regis Grand Hotel, Rome	Rome, Italy	161
Hotel Gritti Palace	Venice, Italy	91
Park Tower	Buenos Aires, Argentina	181
Hotel Alfonso XIII	Seville, Spain	147
The Westin Excelsior, Rome	Rome, Italy	319
The Westin Resort & Spa, Los Cabos	Los Cabos, Mexico	243
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico	279
The Westin Excelsior, Florence	Florence, Italy	171
The Westin Resort & Spa Cancun	Cancun, Mexico	379
The Westin St. John Resort & Villas	St John, Virgin Islands	174
Sheraton Centre Toronto Hotel	Toronto, Canada	1377
The Park Lane Hotel, London	London, England	302
Sheraton On The Park	Sydney, Australia	557
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	739
Sheraton Maria Isabel Hotel & Towers	Mexico City, Mexico	755
Sheraton Gateway Hotel in Toronto International Airport	Toronto, Canada	474
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Paris Airport Hotel & Conference Centre	Paris, France	252

An indicator of the performance of our owned, leased and consolidated joint venture hotels is revenue per available room (“REVPAR”)(1), as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

The following table summarizes REVPAR, average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for our 74 owned, leased and consolidated joint venture hotels (excluding 56 hotels sold or closed and 11 hotels undergoing significant repositionings or without comparable results in 2006 and 2005) (“Same-Store Owned Hotels”) for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005	Variance

Worldwide (74 hotels with approximately 25,000 rooms)
REVPAR	$136.33	$123.80	10.1%
ADR	$191.56	$177.04	8.2%
Occupancy	71.2%	69.9%	1.3
North America (43 hotels with approximately 17,000 rooms)
REVPAR	$135.46	$122.94	10.2%
ADR	$185.61	$170.47	8.9%
Occupancy	73.0%	72.1%	0.9
International (31 hotels with approximately 8,000 rooms)
REVPAR	$138.05	$125.51	10.0%
ADR	$204.33	$191.38	6.8%
Occupancy	67.6%	65.6%	2.0

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

During the years ended December 31, 2006 and 2005, we invested approximately $245 million and $318 million, respectively, for capital improvements at owned hotels, excluding the inventory expenditures at the St. Regis Museum Tower in San Francisco, California, discussed below. These capital expenditures included the renovation of the Sheraton Centre Toronto Hotel in Toronto, Canada, the Westin Resort & Spa in Cancun, Mexico and the Sheraton Kauai Resort in Kauai, Hawaii.

Managed and Franchised Hotels.  Hotel and resort properties in the United States are often owned by entities that do not manage hotels or own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. Management believes that companies, such as Starwood, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management, marketing and reservation services.

Managed Hotels.  We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide centralized reservation services and coordinate national advertising and certain marketing and promotional services. We prepare and implement annual budgets for the hotels we manage and are responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2006, we managed 426 hotels with approximately

142,000 rooms worldwide. During the year ended December 31, 2006, we generated management fees by geographic area as follows:

United States	43.7%
Europe	17.9%
Asia Pacific	15.7%
Middle East and Africa	15.4%
Americas (Latin America & Canada)	7.3%

Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In our experience, owners seek hotel managers that can provide attractively priced base, incentive, marketing and franchise fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand so as to align the interests of the owner and the Company. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept, or will retain a particular management contract. In addition to the management contracts we retained in connection with the sale of hotels discussed earlier, during the year ended December 31, 2006, we opened 29 managed hotels with approximately 7,000 rooms, and 13 hotels with approximately 3,000 rooms left the system. In addition, during 2006, we signed management agreements for 68 hotels with approximately 18,000 rooms, a portion of which opened in 2006 and a portion of which will open in the future.

Brand Franchising and Licensing.  We franchise our Sheraton, Westin, Four Points by Sheraton, Luxury Collection, Le Méridien, aloft and Element brand names and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. We approve certain plans for, and the location of, franchised hotels and review their design. At December 31, 2006, there were 360 franchised properties with approximately 96,000 rooms operating under the Sheraton, Westin, Four Points by Sheraton, Luxury Collection and Le Méridien brands. During the year ended December 31, 2006, we generated franchise fees by geographic area as follows:

United States	65.2%
Europe	14.3%
Americas (Latin America & Canada)	11.6%
Asia Pacific	8.0%
Middle East and Africa	0.9%

In addition to the franchise contracts we retained in connection with the sale of hotels discussed earlier, during the year ended December 31, 2006, we opened 27 franchised hotels with approximately 7,000 rooms, and 17 hotels with approximately 4,000 rooms left the system. In addition, during 2006, we signed franchise agreements for 88 hotels with approximately 18,000 rooms, a portion of which opened in 2006 and a portion of which will open in the future.

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

We have also entered into arrangements with several owners for mixed use hotel projects that will include a residential component. We have entered into licensing agreements for the use of certain of our brands to allow the owners to offer branded condominiums to prospective purchasers. In consideration, we typically receive a licensing fee equal to a percentage of the gross sales revenue of the units sold. The licensing arrangement generally terminates upon the earlier of sell-out of the units or a specified length of time.

At December 31, 2006, we had 25 residential and vacation ownership resorts and sites in our portfolio with 15 actively selling VOIs and residences, 6 expected to start construction in 2007 or 2008 and 4 that have sold all existing inventory. During 2006 and 2005, we invested approximately $411 million and $231 million, respectively, for vacation ownership capital expenditures, including VOI construction at Westin Ka’anapali Ocean Resort Villas North in Maui, Hawaii, and the Westin Princeville Resort in Kauai, Hawaii and the purchase of land in Aruba where we plan to build a 154-unit Westin-branded vacation ownership resort.

In late 2004, we began selling residential units at the St. Regis Museum Tower in San Francisco, California which opened in November 2005. We recognized revenues of approximately $53 million and $183 million in 2006 and 2005, respectively, related to the sale of these residential units which were sold out in the first half of 2006. In 2006 we began selling residential units at the St. Regis Hotel in New York, New York and recognized revenues of approximately $41 million. During 2006 and 2005, we invested approximately $23 million and $65 million, respectively, for residential inventory.

Item 3.	Legal Proceedings.

Incorporated by reference to the description of legal proceedings in Note 23. Commitments and Contingencies, in the notes to financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrants

See Part III, Item 10. of this Annual Report for information regarding the executive officers of the Registrants, which information is incorporated herein by reference.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Corporation Shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HOT.”

The following table sets forth, for the fiscal periods indicated, the high and low sale prices per Corporation Share (and Share until April 7, 2006) on the NYSE Composite Tape(a).

	High	Low

2006
Fourth quarter	$68.00	$56.22
Third quarter	$61.85	$49.68
Second quarter	$68.87	$52.41
First quarter	$68.50	$58.99
2005
Fourth quarter	$65.22	$54.93
Third quarter	$64.36	$54.23
Second quarter	$61.04	$51.50
First quarter	$61.45	$55.00

(a)	On April 7, 2006, in connection with the Host Transaction, the Shares were depaired and the Corporation Shares became transferable separately from the Class B Shares of the Trust. As a result of the depairing, the Corporation Shares now trade alone on the NYSE. Starwood shareholders received approximately $2.8 billion in the form of Host common stock valued at $2.68 billion and $119 million in cash for their Class B Shares. Based on Host’s closing price on April 7, 2006, this consideration had a per-Class B Share value of $13.07. As of April 10, 2006 neither Shares nor Class B Shares are listed or traded on the NYSE.

Holders

As of February 16, 2007, there were approximately 18,000 holders of record of Corporation Shares.

Distributions and Dividends Made/Declared

The following table sets forth the frequency and amount of distributions made by the Trust and dividends made by the Corporation to holders of Corporation Shares (and Shares until April 7, 2006) for the years ended December 31, 2006 and 2005:

	Distributions/Dividends
	Declared

2006
Fourth quarter	$0.42	(a)
First quarter	$0.21	(b)
First quarter	$0.21	(c)
2005
Annual distribution	$0.84	(d)

(a)	The Corporation declared a dividend in the fourth quarter of 2006 to shareholders of record on December 31, 2006, which was paid in January 2007.
(b)	In connection with the Host Transaction, the Trust declared a distribution of $0.21 per Share in March 2006 to shareholders of record on March 27, 2006, which was paid in April 2006.
(c)	In connection with the Host Transaction, the Trust declared a distribution of $0.21 per Share in February 2006 to shareholders of record on February 28, 2006, which was paid in March 2006.
(d)	The Trust declared a distribution in the fourth quarter of 2005 to shareholders of record on December 31, 2005. The distribution was paid in January 2006.

Conversion of Securities; Sale of Unregistered Securities

In 2006, we completed the redemption of the remaining 25,000 outstanding shares of Class B Exchangeable Preferred Shares (“Class B EPS”) for approximately $1 million in cash. Also in 2006, in connection with the Host Transaction, we redeemed all of the Class A Exchangeable Preferred Shares (“Class A EPS”) (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. SLC Operating Limited Partnership units are convertible into Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Shares. In 2006, we redeemed approximately 926,000 SLC Operating Limited Partnership units for approximately $56 million in cash, and there were approximately 179,000 of these units outstanding at December 31, 2006.

Issuer Purchases of Equity Securities

Pursuant to the Share Repurchase Program, Starwood repurchased 21.7 million Shares and Corporation Shares in the open market for an aggregate cost of $1.263 billion during 2006. The Company repurchased the following Corporation Shares during the three months ended December 31, 2006:

				Maximum Number (or
				Approximate Dollar
	Total	Average	Total Number of Shares	Value) of Shares that
	Number of	Price	Purchased as Part	May Yet Be Purchased
	Shares	Paid for	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs (in millions)

October	—	$—	—	$414
November	581,600	$58.82	581,600	$380
December	—	$—	—	$380

Total	581,600		581,600

Information relating to securities authorized for issuance under equity compensation plans is provided under Item 12 of this Annual Report and is incorporated herein by reference.

STOCKHOLDER RETURN PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return on the Corporation Shares (and Shares until April 7, 2006) against the cumulative total return on the S&P 500 and the S&P 500 Hotel Index (the “S&P 500 Hotel”) for the five fiscal years beginning December 31, 2001 and ending December 31, 2006. The graph assumes that the value of the investments was 100 on December 31, 2001 and that all dividends and other distributions were reinvested. In addition, the Share prices for the periods prior to the Host Transaction on April 10, 2006 have been adjusted based on the value shareholders received for their Class B shares. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	2001	2002	2003	2004	2005	2006
Starwood	100.00	82.35	127.69	210.32	233.05	286.00
S&P 500	100.00	77.90	100.24	111.15	116.61	135.02
S&P 500 Hotel	100.00	89.55	136.21	198.37	201.40	230.83

Item 6.  Selected Financial Data.

The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report and incorporated herein by reference.

	Year Ended December 31,
	2006		2005	2004	2003	2002
	(In millions, except per Share data)

Income Statement Data
Revenues	$5,979		$5,977	$5,368	$4,630	$4,588
Operating income	$839		$822	$653	$427	$551
Income from continuing operations	$1,115		$423	$369	$105	$251
Diluted earnings per Share from continuing operations	$5.01		$1.88	$1.72	$0.51	$1.22
Operating Data
Cash from operating activities	$500		$764	$578	$766	$759
Cash from (used for) investing activities	$1,402		$85	$(415)	$515	$(282)
Cash used for financing activities	$(2,635)		$(253)	$(273)	$(979)	$(487)
Aggregate cash distributions paid	$276		$176	$172	$170	$40 (a)
Cash distributions and dividends declared per Share	$0.84	(b)	$0.84	$0.84	$0.84	$0.84

(a)	This balance reflects the payment made in January 2002 for the dividends declared for the fourth quarter of 2001. The Trust declared an annual dividend in 2002, which was paid in January 2003 and reflected in the 2003 column.

(b)	In connection with the Host Transaction, in February and March 2006, the Trust declared distributions totaling $0.42 per Share. In December 2006, the Corporation declared a dividend of $0.42 per Corporation Share.

	At December 31,
	2006	2005	2004	2003	2002
	(In millions)

Balance Sheet Data
Total assets	$9,280	$12,494	$12,298	$11,857	$12,190
Long-term debt, net of current maturities and including exchangeable units and Class B preferred shares	$1,827	$2,926	$3,823	$4,424	$4,500

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition.  Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) vacation ownership and residential revenues; (3) management and franchise revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. REVPAR is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

•	Vacation Ownership and Residential — We recognize revenue from VOI sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer demonstrating a sufficient level of initial and continuing involvement. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of the our Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W and Luxury Collection brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement, offset by payments by us under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

Frequent Guest Program.  SPG is our frequent guest incentive marketing program. SPG members earn points based on spending at our properties, as incentives to first time buyers of VOIs and residences and through participation in affiliated programs. Points can be redeemed at substantially all of our owned, leased, managed and franchised properties as well as through other redemption opportunities with third parties, such as conversion to airline miles. Properties are charged based on hotel guests’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of December 31, 2006 and 2005 is $409 million and $314 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $59 million to the liability at December 31, 2006.

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

Legal Contingencies.  We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the years ended December 31, 2006, 2005 and 2004.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $5.979 billion, an increase of $2 million when compared to 2005 levels. Revenues reflected a 23.5% decrease in revenues from our owned, leased and consolidated joint venture hotels to $2.692 billion for the year ended December 31, 2006 when compared to $3.517 billion in the corresponding period of 2005, a 39.1% increase in management fees, franchise fees and other income to $697 million for the year ended December 31, 2006 when compared to $501 million in the corresponding period of 2005, a 13.0% increase in vacation ownership and residential revenues to $1.005 billion for the year ended December 31, 2006 when compared to $889 million in the corresponding period of 2005, and an increase of $515 million in other revenues from managed and franchised properties to $1.585 billion for the year ended December 31, 2006 when compared to $1.070 billion in the corresponding period of 2005.

The decrease in revenues from owned, leased and consolidated joint venture hotels of $825 million was primarily due to lost revenues from 45 wholly owned hotels sold or closed during 2006. These hotels had revenues of $384 million in the year ended December 31, 2006 compared to $1.299 billion in the corresponding period of 2005. The decrease in revenues from sold hotels was partially offset by business interruption insurance proceeds received in 2006 of approximately $33 million, primarily related to Hurricane Katrina and Hurricane Wilma in 2005, and by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (74 hotels for the years ended December 31, 2006 and 2005, excluding 56 hotels sold or closed and 11 hotels undergoing significant repositionings or without comparable results in 2006 and 2005) increased 8.8%, or $157 million, to $1.942 billion for the year ended December 31, 2006 when compared to $1.785 billion in the same period of 2005 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 10.1% to $136.33 for the year ended December 31, 2006 when compared to the corresponding 2005 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to increases in occupancy rates to 71.2% in the year ended December 31, 2006 when compared to 69.9% in the same period in 2005, and an 8.2% increase in ADR to $191.56 for the year ended December 31, 2006 compared to $177.04 for the corresponding 2005 period. REVPAR at Same-Store Owned Hotels in North America increased 10.2% for the year ended December 31, 2006 when compared to the same period of 2005. REVPAR growth was particularly strong at our owned hotels in Chicago, Illinois, Boston, Massachusetts, and Seattle, Washington. REVPAR at our international Same-Store Owned Hotels increased by 10.0% for the year ended December 31, 2006 when compared to the same period of 2005. REVPAR for Same-Store Owned Hotels internationally increased 9.5% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $196 million was primarily a result of a $202 million increase in management and franchise revenue to $564 million for the year ended December 31, 2006 due to the addition of new managed and franchised hotels. The increase included approximately $44 million of management and franchise fees from the 33 hotels sold to Host, as well as approximately $34 million of revenues from the amortization of the deferred gain associated with the Host Transaction. The increase was also due to $58 million of management and franchise fees from the Le Méridien hotels in 2006 as compared to $5 million in 2005. We acquired the Le Méridien brand and related management and franchise business in November 2005 (the “Le Méridien Acquisition”). Additionally, improved operating results at the underlying managed and franchised hotels, increased revenue from our Bliss spas and from the sale of Bliss products and income associated with the settlement of a dispute related to an agreement to manage a hotel contributed to the increase in 2006. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months and by lost income on the Le Méridien debt participation which was used to fund a portion of the Le Méridien Acquisition.

The increase in vacation ownership and residential sales and services of $116 million was primarily due to increased sales at ongoing projects in Hawaii and Orlando as well as sales of $41 million at a new project in New

York City. In addition, we recorded a gain of $17 million on the sale of approximately $133 million of vacation ownership receivables in 2006. The gain on the sale of VOI notes receivable in 2005, prior to our adoption of SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” of $25 million was reflected in a separate line in the consolidated statement of income, below operating income. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, increased 19.2% in the year ended December 31, 2006 when compared to the same period in 2005. These increases were offset by a decrease in residential sales associated with the residences at the St. Regis Museum Tower in San Francisco which sold out in the first half of 2006.

Other revenues and expenses from managed and franchised properties increased to $1.585 billion from $1.070 billion for the year ended December 31, 2006 and 2005, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements were made based upon the costs incurred with no added margin, these revenues and corresponding expenses had no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $470 million in the year ended December 31, 2006 when compared to $370 million in 2005. The increase was primarily due to the impact of stock-based compensation, including stock option expense of $47 million. The remaining increase includes investments in our global development capability and costs associated with the launch of our new brands, aloft and Element, as well as the addition of the Le Méridien business.

Operating Income.  Our total operating income was $839 million in the year ended December 31, 2006 compared to $822 million in 2005. Excluding depreciation and amortization of $306 million and $407 million for the years ended December 31, 2006 and 2005, respectively, operating income decreased 6.8% or $84 million to $1.145 billion for the year ended December 31, 2006 when compared to $1.229 billion in the same period in 2005, primarily due to the lost income from the 45 wholly owned hotels sold or closed during 2006 and approximately $47 million of stock option expense recorded in 2006 as a result of the implementation of SFAS No. 123(R), “Share-Based Payment, a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation,” on January 1, 2006. These items were offset, in part, by the increase in management fees, franchise fees and other income discussed above.

Restructuring and Other Special Charges (Credits), Net.  During the twelve months ended December 31, 2006, we recorded $20 million in net restructuring and other special charges primarily related to transition costs associated with the Le Méridien Acquisition in November 2005 and severance costs primarily related to certain executives in connection with the continued corporate restructuring that began at the end of 2005. These charges were offset, in part, by the reversal of accruals for a lease we assumed as part of the merger with Sheraton Holding Corporation (“Sheraton Holding”) and its subsidiaries (formerly ITT Corporation) in 1998 as the lease matured at the end of 2006 and the accruals exceeded our maximum remaining obligation under the lease.

During the twelve months ended December 31, 2005, we recorded $13 million in restructuring and other special charges primarily related to severance costs in connection with our corporate restructuring as a result of our planned disposition of significant real estate assets and transition costs associated with the Le Méridien Acquisition.

Depreciation and Amortization.  Depreciation expense decreased $107 million to $280 million during the year ended December 31, 2006 compared to $387 million in the corresponding period of 2005 primarily because, beginning in November 2005, we ceased depreciation on the hotels included in the Host Transaction, partially offset by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense increased to $26 million in the year ended December 31, 2006 compared to $20 million in the corresponding period of 2005 primarily due to amortization of intangible assets that we acquired in connection with the Le Méridien Acquisition in November 2005.

Gain on Sale of VOI Notes Receivable.  Gain on sale of VOI receivable was $25 million in 2005, primarily due to the sale of approximately $221 million of vacation ownership receivables during the year ended December 31, 2005. In 2006 we recorded a $17 million gain on sale of VOI notes receivable related to the sale of approximately $133 million of vacation ownership receivables during 2006. However, as discussed above, the gain is now included in vacation ownership and residential sales and services revenue.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net. Equity earnings and gains and losses from unconsolidated joint ventures decreased to $61 million for the year ended December 31, 2006 from $64 million in the same period of 2005.

Net Interest Expense.  Net interest expense decreased to $215 million for the year ended December 31, 2006 as compared to $239 million in the same period of 2005, primarily due to interest savings from the reduction of our debt with proceeds from the asset sales discussed earlier offset in part by increased interest rates. In addition, we recorded interest income in 2006 of approximately $13 million in association with the full payment of principal and interest on a loan receivable which was previously reserved. The decrease was partially offset by $37 million of expenses related to the early extinguishment of debt in connection with two transactions completed in the first quarter of 2006 whereby we defeased and were released from certain debt obligations that allowed us to sell certain hotels that previously served as collateral for such debt. These transactions also resulted in the release of other owned hotels as collateral, providing us with flexibility to sell or reposition those hotels. Our weighted average interest rate was 6.97% at December 31, 2006 versus 6.27% at December 31, 2005.

Loss on Asset Dispositions and Impairments, Net.  During 2006, we recorded a net loss of $3 million primarily related to several offsetting gains and losses, including the sale of ten wholly-owned hotels, which were sold unencumbered by management agreements, impairment charges related to various properties, including the Sheraton Cancun which was damaged by Hurricane Wilma in 2005, and an adjustment to reduce the previously recorded gain on the sale of a hotel consummated in 2004 as certain contingencies associated with the sale became probable in 2006. These losses were primarily offset by a gain of $29 million on the sale of our interests in two joint ventures and a $13 million gain as a result of insurance proceeds received as reimbursement for property damage caused by Hurricane Wilma.

During 2005, we recorded a net loss of $30 million primarily related to the impairment of a hotel and impairment charges associated with the Sheraton Cancun in Cancun, Mexico which was demolished in order to build vacation ownership units. These losses were offset by net gains recorded on the sale of several hotels in 2005.

Income Tax Expense.  We recorded an income tax benefit from continuing operations of $434 million for the year ended December 31, 2006 compared to an expense of $219 million in the corresponding period of 2005. The 2006 tax benefit includes a one-time benefit of approximately $524 million realized in connection with the Host Transaction, a $59 million benefit due primarily to the completion of various state and federal income tax audits of prior years, a $34 million benefit associated with Company’s election to claim U.S. foreign tax credits in 2006 and 2005 and a $32 million benefit associated with the Trust prior to its acquisition by Host. The 2005 income tax expense for the year ended December 31, 2005 included the recognition of $47 million of tax expense as a result of the adoption of a plan to repatriate foreign earnings in accordance with the American Jobs Creation Act and the recording of an additional provision of $52 million related to our 1998 disposition of ITT World Directories. The income tax expense for the year ended December 31, 2005 also included a net tax credit of $15 million related to the deferred gain on the sale of the Hotel Danieli in Venice, Italy, an $8 million benefit related to tax refunds for tax years prior to the 1995 split-up of ITT Corporation, and a $64 million benefit associated with the Trust. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes.

Discontinued Operations

For the year ended December 31, 2006, the loss on disposition represented a $2 million tax assessment associated with the disposition of our gaming business in 1999. For the year ended December 31, 2005, the loss from operations represented a $2 million sales and use tax assessment related to periods prior to our disposal of our gaming business, offset by a $1 million income tax benefit related to this business.

Cumulative Effect of Accounting Change, Net of Tax

On January 1, 2006, we adopted SFAS No. 152 and recorded a charge of $70 million, net of a $46 million tax benefit, in cumulative effect of accounting change.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $5.977 billion, an increase of $609 million when compared to 2004 levels. Revenues reflected a 5.7% increase in revenues from our owned, leased and consolidated joint venture hotels to $3.517 billion for the year ended December 31, 2005 when compared to $3.326 billion in the corresponding period of 2004, a 38.9% increase in vacation ownership and residential revenues to $889 million for the year ended December 31, 2005 when compared to $640 million in the corresponding period of 2004, a 19.6% increase in management fees, franchise fees and other income to $501 million for the year ended December 31, 2005 when compared to $419 million in the corresponding period of 2004 and an increase of $87 million in other revenues from managed and franchised properties to $1.070 billion for the year ended December 31, 2005 when compared to $983 million in the corresponding period of 2004.

The increase in revenues from owned, leased and consolidated joint venture hotels was due primarily to strong results at our owned hotels in New York, New York, the Hawaiian Islands, Los Angeles, California, San Diego California, Atlanta, Georgia, Seattle, Washington and Houston, Texas, partially offset by the loss of business due to Hurricanes Dennis, Katrina, Rita and Wilma at our two owned hotels and one joint venture hotel in New Orleans, two owned hotels in Florida and two owned hotels in Cancun, Mexico. Revenues at our Same-Store Owned Hotels (119 hotels for the years ended December 31, 2005 and 2004, excluding 12 hotels sold or closed and 11 hotels undergoing significant repositionings or without comparable results in 2005 and 2004) increased 8.2%, or $240 million, to $3.183 billion for the year ended December 31, 2005 when compared to $2.943 billion in the same period of 2004 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 10.9% to $123.14 for the year ended December 31, 2005 when compared to the corresponding 2004 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to increases in occupancy rates to 70.5% in the year ended December 31, 2005 when compared to 68.3% in the same period in 2004, and a 7.5% increase in ADR to $174.70 for the year ended December 31, 2005 compared to $162.50 for the corresponding 2004 period. REVPAR at Same-Store Owned Hotels in North America increased 11.7% for the year ended December 31, 2005 when compared to the same period of 2004 due to increased transient and group travel business for the period, primarily at our large owned hotels in the major United States cities and destinations discussed above. REVPAR at our international Same-Store Owned Hotels increased by 8.8% for the year ended December 31, 2005 when compared to the same period of 2004, with Europe, where we have our biggest concentration of international owned hotels, increasing 7.8%. REVPAR for Same-Store Owned Hotels internationally increased 6.8% for the year ended December 31, 2005 excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 6.5% excluding the favorable effects of foreign currency translation.

The increase in vacation ownership and residential sales and services of $249 million was primarily due to sales of residential units at the St. Regis Museum Tower in San Francisco, California, which did not begin until the fourth quarter of 2004. In the year ended December 31, 2005, we recognized approximately $183 million of revenues from the San Francisco project compared to sales of $15 million in 2004. The St. Regis Museum Tower opened in November 2005 with 260 hotel rooms and 102 condominium units. The increase in vacation ownership and residential sales and services in 2005 was also due to an increase in the sales of VOIs of 11.3% to $591 million in 2005 compared to $531 million in 2004. These increases represented increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles primarily at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, the Westin Kierland Resort and Spa in Scottsdale, Arizona, and the Sheraton Vistana Villages in Orlando, Florida, partially offset by reduced revenues at the Westin Mission Hills Resort in Rancho Mirage, California where substantially all of the available inventory was sold. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission and excluding fractional sales at the St. Regis Aspen, increased 14.7% in the year ended December 31, 2005 when compared to the same period in 2004.

The increase in management fees, franchise fees and other income of $82 million was primarily a result of increased management and franchise fees of $59 million to $362 million for the year ended December 31, 2005 due to improved operating results at the underlying hotels, the addition of new managed and franchised hotels, including approximately $5 million of fees earned on the Le Méridien hotels for the six week period that we managed and franchised these hotels in 2005, and certain termination fees offset by lost fees from contracts that were terminated during 2005. The increase in other income was also due to increased revenues from our Bliss and Remede spas and from the sales of Bliss and Remede products.

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

Restructuring and Other Special Charges (Credits), Net.  During the twelve months ended December 31, 2005, we recorded $13 million in restructuring and other special charges primarily related to severance costs in connection with our corporate restructuring as a result of our planned disposition of significant real estate assets and transition costs associated with the Le Méridien Acquisition. During the twelve months ended December 31, 2004, we reversed a $37 million reserve previously recorded through restructuring and other special charges due to a favorable judgment in a litigation matter.

Depreciation and Amortization.  Depreciation expense decreased $26 million to $387 million during the year ended December 31, 2005 compared to $413 million in the corresponding period of 2004 primarily due to reduced depreciation from assets sold during 2005 and due to the fact that we ceased depreciation in November and December 2005 on the hotels classified as held for sale at December 31, 2005, partially offset by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense increased to $20 million in the year ended December 31, 2005 compared to $18 million in the corresponding period of 2004.

Gain on Sale of VOI Notes Receivable.  Gains from the sale of VOI receivables of $25 million and $14 million in 2005 and 2004, respectively, were primarily due to the sale of approximately $221 million and $113 million of vacation ownership receivables during the years ended December 31, 2005 and 2004, respectively.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures increased to $64 million for the year ended December 31, 2005 from $32 million in the same period of 2004 primarily due to our share of gains on the sale of several hotels in unconsolidated joint ventures in 2005.

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

Income Tax Expense.  The effective income tax rate for continuing operations for the year ended December 31, 2005 was 34.1% compared to 10.5% in 2004. The increase was primarily due to $47 million of tax expense on the adoption of a plan to repatriate foreign earnings in accordance with the American Jobs Creation Act of 2004 and $52 million of additional tax expense related to our 1998 disposition of ITT World Directories recorded in 2005. The effective tax rate for the year ended December 31, 2005 also included a net tax credit of $15 million related to the deferred gain on the sale of the Hotel Danieli in Venice, Italy and an $8 million benefit related to tax refunds for tax years prior to the 1995 split-up of ITT Corporation. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The effective tax rate for the year ended December 31, 2004 included a $28 million benefit primarily related to the reversal of tax reserves as a result of the resolution of certain tax matters during the year.

Discontinued Operations

For the year ended December 31, 2005, the loss from operations represented a $2 million sales and use tax assessment related to periods prior to our disposal of our gaming business, which was disposed of in 1999, offset by a $1 million income tax benefit related to this business.

For the year ended December 31, 2004, the net gain on dispositions included $16 million related to the favorable resolution of certain tax matters and $10 million primarily related to the reversal of reserves, both of which related to our former gaming business. The reserves were reversed as the related contingencies were resolved.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from operating income from our owned hotels, sales of VOIs and residential units and management and franchise revenues. It is the principal source of cash used to fund our operating expenses, interest payments on debt, capital expenditures, distribution payments and share repurchases. We believe that existing borrowing availability together with capacity for additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments and share repurchases in the foreseeable future.

State and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is classified as restricted cash in our consolidated balance sheets. At December 31, 2006 and 2005, we had short-term restricted cash balances of $329 million and $295 million, respectively, primarily consisting of such restricted cash.

Cash From Investing Activities

In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $55 million at December 31, 2006. We evaluate these loans for impairment, and at December 31, 2006, believe these loans are collectible. Unfunded loan commitments aggregating $29 million were outstanding at December 31, 2006, of which $1 million are expected to be funded in 2007 and $11 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $105 million of equity and other potential contributions associated with managed or joint venture properties, $23 million of which is expected to be funded in 2007.

During 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt which was capped at $40 million, a debt service guarantee during the term of the senior debt, which was limited to the interest expense on the amounts drawn under such debt and principal amortization and a completion guarantee for this project. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying consolidated balance sheets at December 31, 2006 and 2005. In January 2007, this hotel was sold and the senior debt was repaid in full. As such, we do not expect to fund under these guarantees. In addition, the $28 million in mezzanine loans and other investments, together with accrued interest, was repaid in full.

Surety bonds issued on our behalf at December 31, 2006 totaled $122 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. At December 31, 2006, excluding the Le Méridien management agreement mentioned below, we had six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2007. In connection with the Le Méridien Acquisition, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated the exposure under this guarantee and do not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair value of this guarantee of $6 million is reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2006. We do not anticipate losing a significant number of management or franchise contracts in 2007.

In November 2005, we completed the Le Méridien Acquisition for a purchase price of approximately $252 million. The purchase price was funded from available cash and the return of the original Le Méridien investment. In connection with the Le Méridien Acquisition, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity. However, at this time, we believe that it is unlikely that we will have to fund any of these liabilities.

In connection with the sale of 33 hotels to Host in 2006, we agreed to indemnify Host for certain liabilities, including operations and tax liabilities. At this time, we believe that we will not have to make any material payments under such indemnities.

We had the following contractual obligations outstanding as of December 31, 2006 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$2,630	$805	$45	$447	$1,333
Capital lease obligations(1)	2	—	—	—	2
Operating lease obligations	1,075	66	127	120	762
Unconditional purchase obligations(2)	184	60	78	42	4
Other long-term obligations	4	—	—	3	1

Total contractual obligations	$3,895	$931	$250	$612	$2,102

(1)	Excludes sublease income of $2 million.

(2)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2006 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$148	$148	$—	$—	$—
Hotel loan guarantees(1)	51	10	41	—	—

Total commercial commitments	$199	$158	$41	$—	$—

(1)	Excludes fair value of guarantees which are reflected in our consolidated balance sheet.

In December 2006, we completed a transaction to, among other things, purchase real assets from Club Regina Resorts (“CRR”) in Mexico. These assets included land and fixed assets adjacent to The Westin Resort & Spa in Los Cabos, Mexico and terminated CRR’s rights to solicit guests at three Westin properties in Mexico. In addition to the purchase of these assets, the transaction included the settlement of all pending and threatened legal claims between the parties and the exchange of a new issue of CRR notes with a lower principal amount for the principal amount of existing CRR notes that had been previously fully reserved. Total consideration of approximately $41 million was paid by us for these items.

In May 2006, we partnered with Chef Jean-Georges Vongerichten and a private equity firm to create a joint venture that will develop, own, operate, manage and license world-class restaurant concepts created by Jean-Georges Vongerichten, including operating the existing Spice Market restaurant located in New York City. The concepts owned by the venture will be available for Starwood’s upper-upscale and luxury hotel brands including W, Westin, Le Méridien and St. Regis. Additionally, the venture may own and operate freestanding restaurants outside of Starwood’s hotels. We invested approximately $22 million in this venture.

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

We periodically review our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on enhancing real estate returns and monetizing investments. In the second quarter of 2006, in connection with the Host Transaction, we completed the sale of 33 hotels and the stock of certain controlled subsidiaries to Host for consideration valued at $4.1 billion which consisted of approximately $2.8 billion in the form of Host common stock and cash paid directly to our shareholders and $1.3 billion of consideration paid to Starwood, including $1.2 billion in cash, $77 million in debt assumption and $61 million in Host common stock. During the year ended December 31, 2006, we sold ten additional owned hotels and interests in nine unconsolidated joint ventures for gross proceeds of approximately $588 million in cash. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of December 31, 2006:

	Amount			Interest Rate at
	Outstanding at			December 31,	Average
	December 31, 2006(a)		Interest Terms	2006	Maturity
	(Dollars in millions)				(In years)

Floating Rate Debt
Senior Credit Facility:
Revolving Credit Facility	$435		Various + 0.475%	5.77%	4.1
Mortgages and Other	132		Various	7.10%	1.5
Interest Rate Swaps	300			9.59%

Total/Average	$867			7.30%	3.5

Fixed Rate Debt
Sheraton Holding Public Debt	$449			7.38%	8.9
Senior Notes	1,481	(b)		6.70%	3.0
Mortgages and Other	135			7.49%	8.3
Interest Rate Swaps	(300)			7.88%

Total/Average	$1,765			6.81%	4.6

Total Debt
Total Debt and Average Terms	$2,632			6.97%	4.4

(a)	Excludes approximately $484 million of our share of unconsolidated joint venture debt, all of which was non-recourse.

(b)	Includes approximately $(17) million at December 31, 2006 of fair value adjustments related to existing and terminated fixed-to-floating interest rate swaps for the Senior Notes.

Fiscal 2006 Developments.  On March 15, 2006, we completed the redemption of the remaining 25,000 outstanding Class B EPS for approximately $1 million in cash. On April 10, 2006, in connection with the Host Transaction, we redeemed all of the Class A EPS and Realty Partnership units for approximately $34 million in cash. In the year ended December 31, 2006, we redeemed approximately 926,000 SLC Operating Limited Partnership units for approximately $56 million in cash.

In February 2006, we closed a new, five-year $1.5 billion Senior Credit Facility (“2006 Facility”). The 2006 Facility replaced the previous $1.45 billion Revolving and Term Loan Credit Agreement (“Existing Facility”) which would have matured in October 2006. Approximately $240 million of the Term Loan balance under the Existing Facility was paid down with cash and the remainder was refinanced with the 2006 Facility. The 2006 Facility is expected to be used for general corporate purposes. The 2006 Facility matures February 10, 2011 and has a current interest rate of LIBOR + 0.475%. We currently expect to be in compliance with all covenants of the 2006 Facility.

During March 2006, we gave notice to receive additional commitments totaling $300 million under our 2006 Facility (“2006 Facility Add-On”) on a short-term basis to facilitate the close of the Host Transaction and for general working capital purposes. In June 2006, we amended the 2006 Facility such that the 2006 Facility Add-On will not mature until June 30, 2007.

In the first quarter of 2006 in two separate transactions we defeased approximately $510 million of debt secured in part by several hotels that were part of the Host Transaction. In one transaction, in order to accomplish this, we purchased Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the loan agreement. The Treasury securities were then substituted for the real estate and hotels that originally served as collateral for the loan. As part of the defeasance, the Treasury securities and the debt were transferred to a third party successor borrower that is responsible for all remaining obligations under this debt. In the second transaction, we deposited Treasury securities in an escrow account to cover the debt service payments. As such, neither debt is reflected on our consolidated balance sheet as of December 31, 2006. In connection with the defeasance, we incurred early extinguishment of debt costs of approximately $37 million which was recorded in interest expense in our consolidated statement of income.

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

Fiscal 2005 Developments.  On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In order to repatriate funds in accordance with the Act, in October 2005 we increased several existing bank credit lines available to our wholly owned subsidiary, Starwood Italia, from 129 million euros to 399 million euros, approximately 350 million euros of which was borrowed at that time. These credit lines had interest rates ranging from Euribor + 0.50% to Euribor + 0.85% and maturities ranging from April 1, 2006 to May 8, 2007. These proceeds, along with approximately 100 million euros which Starwood Italia borrowed from our Corporate Credit Line (total borrowings of 450 million euros) were used to temporarily finance the repatriation of approximately $550 million pursuant to the Act. The majority of these temporary borrowings were repaid in 2006. In connection with the repatriation, we recorded a tax liability of approximately $47 million in the third quarter of 2005, when our Board of Directors adopted the repatriation plan. In accordance with the Act, the repatriated funds were reinvested pursuant to the terms of a domestic reinvestment plan which was approved by our Board of Directors.

Other.  We have approximately $805 million of outstanding debt maturing in 2007. Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $519 million at December 31, 2006, including $336 million of short-term and long-term restricted cash), available borrowing capacity under the 2006 Facility (approximately $1.218 billion at December 31, 2006), available borrowing capacity from international revolving lines of credit (approximately $131 million at December 31, 2006), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels, that currently anticipated results will be achieved, or that we will be able to complete dispositions on commercially reasonable terms or at all.

We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the year ended December 31, 2006, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $32 million compared to a net decrease in debt in 2005 of approximately $23 million. Our debt balance is also affected by changes in interest rates as a result of our interest rate swap agreements under which we pay floating rates and receive fixed rates of interest (the “Fair Value Swaps”). The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At December 31, 2006, our debt included a decrease of approximately $17 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current

Fair Value Swap liabilities. At December 31, 2005 our debt included a decrease of approximately $3 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets.

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

On August 28, 2006, Moody’s Investors Service upgraded our rating to Baa3 from Ba1 and revised their outlook from positive to stable.

On October 24, 2006, Fitch’s Investors Service upgraded our rating to BBB− from BB+ and revised their outlook from positive to stable.

A distribution of $0.84 per Share was paid in January 2006 and January 2005 to shareholders of record as of December 31, 2005 and 2004, respectively. In connection with the Host Transaction, on February 17, 2006, the Trust declared a distribution of $0.21 per Share to shareholders of record on February 28, 2006, which was paid on March 10, 2006. In addition, on March 15, 2006, the Trust declared a distribution of $0.21 per Share to shareholders of record on March 27, 2006, which was paid on April 7, 2006. In December 2006 the Corporation declared a dividend of $0.42 per Corporation Share to shareholders of record on December 31, 2006, which was paid in January 2007.

Stock Sales and Repurchases

On March 15, 2006 we completed the redemption of the remaining 25,000 shares of Class B EPS for approximately $1 million in cash. In April 2006, in connection with the Host Transaction, we redeemed all of the Class A EPS (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. SLC Operating Limited Partnership units are convertible into Shares at the unit holder’s option, provided that we have the option to settle conversion requests in cash or Shares. In the year ended December 31, 2006, we redeemed approximately 926,000 SLC Operating Limited Partnership units for approximately $56 million in cash. At December 31, 2006, we had outstanding approximately 213 million Corporation Shares and 179,000 SLC Operating Limited Partnership units.

In May 2006, the Board of Directors of the Company authorized the repurchase of up to an additional $600 million of Corporation Shares under our existing Corporation Share repurchase authorization (the “Share Repurchase Authorization”). Pursuant to the Share Repurchase Authorization, we repurchased 21.7 million Shares and Corporation Shares in the open market for an aggregate cost of $1.263 billion during 2006. Approximately $380 million remains available under the Share Repurchase Authorization.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include retained interests in securitizations of $51 million, third-party loan guarantees of $51 million, letters of credit of $148 million, unconditional purchase obligations of $184 million and surety bonds of $122 million. These items are more fully discussed earlier in this section and in the Notes to Financial Statements and Item 8 of Part II of this report.

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

Interest rate swap agreements are the primary instruments used to manage interest rate risk. At December 31, 2006, we had two outstanding long-term interest rate swap agreements under which we pay variable interest rates and receive fixed interest rates. At December 31, 2006, we had no interest rate swap agreements under which we pay a fixed rate and receive a variable rate.

We enter into a derivative financial arrangement to the extent it meets the objectives described above, and we do not engage in such transactions for trading or speculative purposes.

See Note 21. Derivative Financial Instruments in the notes to financial statements filed as part of this Annual Report and incorporated herein by reference for further description of derivative financial instruments.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

	Expected Maturity or							Total Fair
	Transaction Date						Total at	Value at
	At December 31,						December 31,	December 31,
	2007	2008	2009	2010	2011	Thereafter	2006	2006

Liabilities
Fixed rate (in millions)	$709	$5	$5	$5	$6	$1,335	$2,065	$2,151
Average interest rate							6.97%
Floating rate (in millions)	$96	$—	$35	$1	$435	$—	$567	$567
Average interest rate							6.08%
Interest Rate Swaps
Fixed to variable (in millions)	$—	$—	$—	$—	$—	$300	$300
Average pay rate							9.59%
Average receive rate							7.88%

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this Item are included in Item 15 of this Annual Report and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Management has engaged Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. Its report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, equity, and cash flows of the Company for each of the three years in the period ended December 31, 2006 and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 23, 2007

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Board of Directors of the Company is currently comprised of 11 members, each of whom is elected for a one-year term. The following table sets forth, for each of the members of the Board of Directors as of the date of this Annual Report, certain information regarding such Director.

Name (Age)	Principal Occupation and Business Experience	Service Period

Steven J. Heyer (54)	Chief Executive Officer of the Company since October 2004. Served as President and Chief Operating Officer of The Coca-Cola Company from December 2002 to September 2004, President and Chief Operating Officer, Coca-Cola Ventures from April 2001 to December 2002. Mr. Heyer was President and Chief Operating Officer of Turner Broadcasting System, Inc. from 1996 until April 2001.	CEO, Director and Trustee(1) since October 2004
Adam M. Aron (51)	Chairman and Chief Executive Officer of World Leisure Partners, Inc. From 1996 through 2006, Mr. Aron served as Chairman and Chief Executive Officer of Vail Resorts, Inc. (an owner and operator of ski resorts).	Director since August 2006
Charlene Barshefsky (56)	Senior International Partner at the law firm of Wilmer Cutler Pickering Hale & Dorr LLP, Washington, D.C. since 2001. From March 1997 to January 2001, Ambassador Barshefsky was the United States Trade Representative, the chief trade negotiator and principal trade policy maker for the United States and a member of the President’s Cabinet. Ambassador Barshefsky is a director of The Estee Lauder Companies, Inc., American Express Company and Intel Corporation. Ambassador Barshefsky also serves on the Board of Directors of the Council on Foreign Relations.	Director and Trustee(1) since October 2001
Jean-Marc Chapus (47)	Group Managing Director and Portfolio Manager of Trust Company of the West, an investment management firm, and President of TCW/Crescent Mezzanine L.L.C., a private investment fund, since March 1995.	Director from August 1995 to November 1997 and since April 1999 Trustee(1) since November 1997

Name (Age)	Principal Occupation and Business Experience	Service Period

Bruce W. Duncan (55)	Private investor since January 2006. From May 2005 to December 2005 Mr. Duncan was Chief Executive Officer and Trustee of Equity Residential (“EQR”) the largest publicly traded apartment company in the United States. From January 2003 to May 2005, he was President, Chief Executive Officer and Trustee, and from April 2002 to December 2002, President and Trustee of EQR. From April 2000 until March 2002, he was a private investor. From December 1995 until March 2000, Mr. Duncan served as Chairman, President and Chief Executive Officer of The Cadillac Fairview Corporation Limited, a real estate operating company.	Chairman of the Boards since May 2005 Director since April 1999 Trustee(1) since August 1995
Lizanne Galbreath (49)	Managing Partner of Galbreath & Company, a real estate investment firm, since 1999. From April 1997 to 1999, Ms. Galbreath was Managing Director of LaSalle Partners/Jones Lang LaSalle where she also served as a Director. From 1984 to 1997, Ms. Galbreath served as a Managing Director then Chairman and CEO of The Galbreath Company, the predecessor entity of Galbreath & Company.	Director and Trustee(1) since May 2005
Eric Hippeau (55)	Managing Partner of Softbank Capital Partners, a technology venture capital firm, since March 2000. Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis Inc., an integrated media and marketing company, from 1993 to March 2000 and held various other positions with Ziff-Davis from 1989 to 1993. Mr. Hippeau is a director of Yahoo! Inc.	Director and Trustee(1) since April 1999
Stephen R. Quazzo (47)	Managing Director, Chief Executive Officer and co- founder of Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a subsidiary of Equity Group Investments, Inc., a Chicago-based holding company controlled by Samuel Zell.	Director since April 1999; Trustee(1) since August 1995
Thomas O. Ryder (62)	Retired as Chairman of the Board of The Reader’s Digest Association, Inc. on January 1, 2007. Prior to his retirement, Mr. Ryder was Chairman of the Board of Reader’s Digest Association, Inc. since January 1, 2006 and Chairman of the Board and Chief Executive Officer from April 1998 through December 31, 2005. Mr. Ryder was President, American Express Travel Related Services International, a division of American Express Company, which provides travel, financial and network services, from October 1995 to April 1998. He is a director of Amazon.com, Inc.	Director and Trustee(1) since April 2001

Name (Age)	Principal Occupation and Business Experience	Service Period

Daniel W. Yih (48)	Principal and Chief Operating Officer of GTCR Golder Rauner, LLC, a private equity firm, since September 2000. From June 1995 until March 2000, Mr. Yih was a general partner of Chilmark Partners, L.P., a private equity firm.	Director since August 1995; Trustee(1) since April 1999
Kneeland C. Youngblood (51)	Managing partner of Pharos Capital Group, L.L.C., a private equity fund focused on technology companies, business service companies and health care companies, since January 1998. From July 1985 to December 1997, he was in private medical practice. He is Chairman of the Board of the American Beacon Funds, a mutual fund company managed by AMR Investments, an investment affiliate of American Airlines. He is also a director of Burger King Holdings, Inc. and Gap, Inc.	Director and Trustee(1) since April 2001

(1)	Prior to the Host Transaction, the Trust was a subsidiary of the Corporation and directors may have also served as Trustees of the Trust. On April 10, 2006, in connection with the Host Transaction, the Trustees resigned.

Executive Officers of the Registrants

The following table includes certain information with respect to each of the Company’s executive officers.

Name	Age	Position

Steven J. Heyer	54	Chief Executive Officer and a Director of the Corporation
Matthew A. Ouimet	48	President, Hotel Group
Vasant M. Prabhu	47	Executive Vice President and Chief Financial Officer of the Corporation
Kenneth S. Siegel	51	Chief Administrative Officer, General Counsel and Secretary of the Corporation
Javier Benito	43	Executive Vice President and Chief Marketing Officer of the Corporation
Raymond L. Gellein Jr.	59	Chairman of the Board and Chief Executive Officer of Starwood Vacation Ownership and President of the Real Estate Group

Steven J. Heyer.  See Item 10. Directors, Executive Officers and Corporate Governance above.

Matthew A. Ouimet.  Mr. Ouimet has been President, Hotel Group since August 2006. Prior to joining the Company Mr. Ouimet spent 17 years at The Walt Disney Company, most recently serving as President of the Disneyland Resort. Mr. Ouimet joined The Walt Disney Company in 1989 and began his career there in a variety of finance and business development roles. During his tenure with Disney, Mr. Ouimet served as Executive General Manager of Disney’s Vacation Club; President of Disney’s Cruise Line and most recently President of the Disneyland Resort.

Vasant M. Prabhu.  Mr. Prabhu has been the Executive Vice President and Chief Financial Officer of the Corporation and has served as Vice President and Chief Financial Officer of the Company since January 2004. Prior to joining the Company, Mr. Prabhu served as Executive Vice President and Chief Financial Officer for Safeway Inc., from September 2000 through December 2003. Mr. Prabhu was previously the President of the Information and Media Group at the McGraw-Hill Companies, Inc., from June 1998 to August 2000, and held several senior positions at divisions of PepsiCo, Inc. from June 1992 to May 1998. From August 1983 to May 1992 he was a partner at Booz Allen Hamilton, an international management consulting firm.

Kenneth S. Siegel.  Mr. Siegel has been the Chief Administrative Officer, General Counsel and Secretary of the Corporation since March 2006 and Executive Vice President and General Counsel of the Corporation from November 2000 to March 2006. In February 2001, he was also appointed as the Secretary to the Corporation.

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

Javier Benito.  Mr. Benito has been the Executive Vice President and Chief Marketing Officer of the Corporation since April 2005. From November 2003 to March 2005, Mr. Benito was the U.S. Retail Division President and Chief Marketing Officer for Coca Cola North America. Mr. Benito joined Coke in 1994 and served in a variety of global positions including Division Marketing Director for Central and Eastern Europe, Senior Vice President of Marketing and Operations for Brazil and Division President of the Nordic and Baltic division.

Raymond L. Gellein Jr.  Mr. Gellein has been Chairman and Chief Executive Officer of Starwood Vacation Ownership, Inc. (formerly Vistana, Inc.), our vacation ownership division, since 1980. He was appointed President of the Real Estate Group in July of 2006.

Corporate Governance

The Company has an Audit Committee that is currently comprised of directors Thomas O. Ryder (chairman), Daniel W. Yih, Kneeland C. Youngblood and Lizanne Galbreath. The Board of Directors has determined that each member of the Audit Committee is “independent” as defined by applicable federal securities laws and the Listing Requirements of the New York Stock Exchange, Inc. and that Messrs. Ryder and Yih are audit committee financial experts, as defined by federal securities laws.

The Company has adopted a Finance Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Corporate Treasurer, Senior Vice President-Taxes and persons performing similar functions. The text of this code of ethics may be found on the Company’s web site at http://starwoodhotels.com/corporate/investor_relations.html. We intend to post amendments to and waivers from, the Finance Code of Ethics that require disclosure under applicable SEC rules on our web site. You may obtain a free copy of this code in print by writing to our Investor Relations Department, 1111 Westchester Avenue, White Plains, New York 10604.

The Company has adopted a Worldwide Code of Conduct applicable to all of its directors, officers and employees. The text of this code of conduct may be found on the Company’s website at http://starwoodhotels.com/corporate/investor_relations.html. You may also obtain a free copy of this code in print by writing to our Investor Relations Department, 1111 Westchester Avenue, White Plains, New York 10604.

The Company’s Corporate Governance Guidelines and the charters of its Audit Committee, Compensation and Options Committee, Governance and Nominating Committee are also available on its website at http://starwoodhotels.com/corporate/investor_relations.html.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

We have submitted the CEO certification to the NYSE pursuant to NYSE Rule 303A.12(a) following the 2006 Annual Meeting of Shareholders.

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

To the Company’s knowledge, based solely on a review of the copies of these reports furnished to the Company for the fiscal year ended December 31, 2006, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its Directors, Trustees, executive officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year, except that (i) Mr. Heyer failed to timely file one Form 4 with respect to two transactions, (ii) Mr. Gellein failed to timely file two Form 4s, one with respect to two transactions and one with respect to one transaction and (iii) each of the non-employee directors (other than

Mr. Aron) failed to timely file one Form 4 with respect to one transaction. These reports were filed late by the Company on behalf of the individuals.

Item 11.	Executive Compensation.

The information called for by Item 11 is incorporated by reference to the information under the following captions in the Proxy Statement: “Compensation of Directors,” “Summary of Cash and Certain Other Compensation,” “Executive Compensation,” “Option Grants,” “Option Exercises and Holdings,” “Employment and Compensation Agreements with Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation and Option Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information-December 31, 2006

(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in Column (a))

Equity compensation plans approved by security holders	23,947,218	$28.45	70,012,691	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	23,947,218	$28.45	70,012,691

(1)	Does not include deferred share units (that vest over three years and may be settled in Shares) that have been issued pursuant to the Executive Annual Incentive Plan (“Executive AIP”). The Executive AIP does not limit the number of deferred share units that may be issued. This plan has been amended to provide for a termination date of May 26, 2009 to comply with new NYSE requirements. In addition, 10,859,216 Corporation Shares remain available for issuance under our Employee Stock Purchase Plan, a stock purchase plan meeting the requirements of Section 423 of the Internal Revenue Code.

The remaining information called for by Item 12 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Policies of the Board of Directors of the Corporation

The policy of the Board of Directors of the Corporation provides that any contract or transaction between the Corporation, as the case may be, and any other entity in which one or more of its Directors or executive officers are directors or officers, or have a financial interest, must be approved or ratified by the Governance and Nominating Committee (which is currently comprised of Stephen R. Quazzo, Bruce W. Duncan, Ambassador Barshefsky and Eric Hippeau) or by a majority of the disinterested Directors in either case after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them.

Employee Loans

We on occasion made loans to employees, including executive officers, prior to August 23, 2002, principally in connection with home purchases upon relocation. As of December 31, 2006, approximately $1 million in loans to five employees were outstanding. All of these loans were non-interest bearing, and the majority were home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Theodore W. Darnall, a former executive officer, received a home loan in connection with relocation in 1996 and 1998 (original balance of $750,000 ($150,000 bridge loan in 1996 and $600,000 home loan in 1998)). Mr. Darnall repaid $600,000 in 2003. As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Mr. Darnall in 1996 vested at a price for tax purposes of $53 per

Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executive could be required to sell all of the Shares acquired by him to cover income taxes, in April 1999 we made an interest-bearing loan at 5.67% to Mr. Darnall of approximately $416,000 to cover the taxes payable. Mr. Darnall’s loan was repaid in 2004. The balance of the bridge loan was repaid in 2006 when Mr. Darnall left the Company.

Other

Brett Gellein is Director, Acquisitions and Pre-Development for Starwood Vacation Ownership. Mr. Gellein’s salary and bonus were $86,769 for 2005 and $99,201 for 2006. Brett Gellein is the son of Raymond Gellein, who is the Chairman of the Board and Chief Executive Officer of Starwood Vacation Ownership and President of the Real Estate Group.

The remaining information called for by Item 13 is incorporated by reference to the information under the caption “Corporate Governance” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Company by its independent auditors. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2006. All other services must be specifically pre-approved by the full Audit Committee or by a designated member of the Audit Committee who has been delegated the authority to pre-approve the provision of services.

Fees paid by the Company to its independent auditors are set forth in the proxy statement under the heading “Audit Fees” and are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this Annual Report:

1.	The financial statements and financial statement schedule listed in the Index to Financial Statements and Schedules following the signature pages hereof.

2.	Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Master Agreement and Plan of Merger, dated as of November 14, 2005, among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership (the “Merger Agreement”) (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on From 8-K filed November 14, 2005).

Exhibit
Number	Description of Exhibit

2.4	Amendment Agreement, dated as of March 24, 2006, to the Merger Agreement (incorporated by reference to Exhibit 2.1 of the Joint Current Report on Form 8-K filed with the SEC on March 29, 2006).
3.1	Articles of Restatement of the Corporation, as of May 7, 2004 (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “2004 Form 10-Q2”)).
3.2	Amended and Restated Bylaws of the Corporation, as amended and restated through April 10, 2006 (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2006 (the “April 13 Form 8-K”).
4.1	Termination Agreement dated as of April 7, 2006 between the Corporation and the Trust (incorporated by reference to Exhibit 4.1 of the April 13 Form 8-K).
4.2	Amended and Restated Rights Agreement, dated as of April 7, 2006, between the Corporation and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Amended and Restated Articles Supplementary of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.2 of the April 13 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	Second Indenture Supplement, dated as of April 9, 2006, among the Corporation, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 of the April 13 Form 8-K).
4.6	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, the guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).
4.7	Indenture, dated as of April 19, 2002, among the Corporation, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed on November 19, 2002 (the “2002 Forms S-4”)).
4.8	Indenture dated May 16, 2003 between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.9 to the July 8, 2003 Form S-3) (Registration Nos. 333-106888, 333-106888-01, 333-106888-02) (the “Form S-3”).
4.9	First Indenture Supplement, dated as of January 11, 2006, between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 17, 2006).
The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).

Exhibit
Number	Description of Exhibit

10.2	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the “1997 Form 10-K”)).
10.3	Credit Agreement, dated as of February 10, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed February 15, 2006).
10.4	First Amendment, dated as of March 31, 2006, to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Joint Current Report on Form 8-K filed with the SEC on April 4, 2006).
10.5	Second Amendment, dated as of June 29, 2006, to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 6, 2006).
10.6	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Brothers Holding Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.7	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (the “Corporation 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.8	Second Amendment to the Corporation 1995 LTIP (incorporated by reference to Exhibit 10.3 to the 2003 10-Q1).(1)
10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Corporation 1995 LTIP (incorporated by reference to Exhibit 10.26 to the 2004 Form 10-K).(1)
10.10	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.11	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.12	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1).(1)
10.13	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K).(1)
10.14	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K).(1)
10.15	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Corporation’s 2002 Proxy Statement).(1)
10.16	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1).(1)
10.17	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).(1)
10.18	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K).(1)

Exhibit
Number	Description of Exhibit

10.19	2004 Long-Term Incentive Compensation Plan (“2004 LTIP”) (incorporated by reference to the Corporation’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement, pages A-1 through A-20).(1)
10.20	Amendment No. 1 to the Starwood Hotels & Resorts Worldwide, Inc. 2004 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of the April 13 Form 8-K).
10.21	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 Form 10-Q2).(1)
10.22	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K).(1)
10.23	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed February 13, 2006 (the February 2006 Form 8-K”)).(1)
10.24	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K).(1)
10.25	Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the 2006 Form 10-Q2”)).(1)
10.26	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2).(1)
10.27	Starwood Hotels & Resorts Worldwide, Inc. 2005 Annual Incentive Plan for Certain Executives (incorporated by reference to Appendix A to the Corporation’s 2005 Proxy Statement).(1)
10.28	Amendment No. 1 to the Starwood Hotels & Resorts Worldwide, Inc. Annual Incentive Plan for Certain Executives (incorporated by reference to Exhibit 99.3 of the April 13 Form 8-K).
10.29	Starwood Hotels & Resorts Worldwide, Inc. Annual Incentive Plan, dated as of November 3, 2005 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the “2005 Form 10-Q3”)).(1)
10.30	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 2005 Annual Incentive Plan, amended as of November 3, 2005 (incorporated by reference to Exhibit 99.5 of the April 13 Form 8-K).
10.31	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the 2001 Form 10-Q2).(1)
10.32	Amendment, dated as of November 3, 2005, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the 2005 Form 10-Q3).(1)
10.33	Form of Indemnification Agreement between the Corporation, the Trust and each of its Directors/Trustees and executive officers (incorporated by reference to Exhibit 10.10 to the 2003 Form 10-K).(1)
10.34	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.35	Employment Agreement, dated March 25, 1998, between Theodore Darnall and the Corporation (incorporated by reference to Exhibit 10.61 to the 2002 Form 10-K).(1)
10.36	Severance Agreement, dated December 1999, between the Corporation and Theodore Darnall (incorporated by reference to Exhibit 10.55 to the 2002 Form 10-K).(1)
10.37	Separation Agreement and Mutual General Release of Claims between the Corporation and Theodore Darnall (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed with the SEC on October 18, 2006).
10.38	Employment Agreement, dated as of November 13, 2003, between the Corporation and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K).(1)

Exhibit
Number	Description of Exhibit

10.39	Employment Agreement, dated as of September 20, 2004, between the Corporation and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on September 24, 2004).(1)
10.40	Amendment, dated as of May 4, 2005, to Employment Agreement between the Corporation and Steve J. Heyer (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).(1)
10.41	Form of Non-Qualified Stock Option Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.70 to the 2004 Form 10-K).(1)
10.42	Form of Restricted Stock Unit Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.71 to the 2004 Form 10-K).(1)
10.43	Employment Agreement, dated as of November 13, 2003, between the Corporation and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Corporation’s and Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”)).(1)
10.44	Letter Agreement, dated July 22, 2004 between the Corporation and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K).(1)
10.45	Employment Agreement, dated July 18, 1999, between Starwood Vacation Ownership and Raymond Gellein, Jr.(1)(2)
10.46	Employment Agreement, dated as of September 21, 2006, between the Corporation and Matthew A. Ouimet (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Current Report on Form 8-K filed with the SEC on September 27, 2006).(1)
10.47	Form of Severance Agreement between the Corporation and each of Messrs. Ouimet, Siegel, Gellein, and Prabhu (incorporated by reference to Exhibit 10.3 to the 2006 Form 10-Q2.(1)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges.(2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation.(2)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation.(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation.(2)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

By:	/s/ STEVEN J. HEYER
Steven J. Heyer
Chief Executive Officer and Director

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Heyer Steven J. Heyer	Chief Executive Officer and Director	February 23, 2007

/s/ Bruce W. Duncan Bruce W. Duncan	Chairman and Director	February 23, 2007

/s/ Vasant M. Prabhu Vasant M. Prabhu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/s/ Alan M. Schnaid Alan M. Schnaid	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 23, 2007

/s/ Adam M. Aron Adam M. Aron	Director	February 23, 2007

/s/ Charlene Barshefsky Charlene Barshefsky	Director	February 23, 2007

/s/ Jean-Marc Chapus Jean-Marc Chapus	Director	February 23, 2007

/s/ Lizanne Galbreath Lizanne Galbreath	Director	February 23, 2007

/s/ Eric Hippeau Eric Hippeau	Director	February 23, 2007

/s/ Stephen R. Quazzo Stephen R. Quazzo	Director	February 23, 2007

Signature	Title	Date

/s/ Thomas O. Ryder Thomas O. Ryder	Director	February 23, 2007

/s/ Daniel W. Yih Daniel W. Yih	Director	February 23, 2007

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	February 23, 2007

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Starwood Hotels & Resorts Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-based Payment, and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, on January 1, 2006 and adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 23, 2007

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$183	$897
Restricted cash	329	295
Accounts receivable, net of allowance for doubtful accounts of $49 and $50	593	642
Inventories	566	280
Prepaid expenses and other	139	169

Total current assets	1,810	2,283
Investments	436	403
Plant, property and equipment, net	3,831	4,169
Assets held for sale	2	2,882
Goodwill and intangible assets, net	2,302	2,315
Deferred tax assets	518	40
Other assets	381	402

	$9,280	$12,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$805	$1,219
Accounts payable	179	156
Accrued expenses	955	1,049
Accrued salaries, wages and benefits	383	297
Accrued taxes and other	139	158

Total current liabilities	2,461	2,879
Long-term debt	1,827	2,849
Long-term debt held for sale	—	77
Deferred income taxes	31	602
Other liabilities	1,928	851

	6,247	7,258

Minority interest	25	25

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 0 and 562,222 shares at December 31, 2006 and 2005, respectively	—	—
Class B exchangeable preferred shares of the Trust; $0.01 par value; authorized 15,000,000 shares; outstanding 0 and 24,627 shares at December 31, 2006 and 2005, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 213,484,439 and 217,218,781 shares at December 31, 2006 and 2005, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 0 and 217,218,781 shares at December 31, 2006 and 2005, respectively	—	2
Additional paid-in capital	2,286	5,412
Deferred compensation	—	(53)
Accumulated other comprehensive loss	(228)	(322)
Retained earnings	948	170

Total stockholders’ equity	3,008	5,211

	$9,280	$12,494

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)

	Year Ended December 31,
	2006	2005	2004

Revenues
Owned, leased and consolidated joint venture hotels	$2,692	$3,517	$3,326
Vacation ownership and residential sales and services	1,005	889	640
Management fees, franchise fees and other income	697	501	419
Other revenues from managed and franchised properties	1,585	1,070	983

	5,979	5,977	5,368
Costs and Expenses
Owned, leased and consolidated joint venture hotels	2,023	2,634	2,519
Vacation ownership and residential	736	661	488
Selling, general, administrative and other	470	370	331
Restructuring and other special charges (credits), net	20	13	(37)
Depreciation	280	387	413
Amortization	26	20	18
Other expenses from managed and franchised properties	1,585	1,070	983

	5,140	5,155	4,715
Operating income	839	822	653
Gain on sale of VOI notes receivable	—	25	14
Equity earnings and gains and losses from unconsolidated ventures, net	61	64	32
Interest expense, net of interest income of $29, $19 and $3	(215)	(239)	(254)
Loss on asset dispositions and impairments, net	(3)	(30)	(33)

Income from continuing operations before taxes and minority equity	682	642	412
Income tax benefit (expense)	434	(172)	(43)
Tax expense on repatriation of foreign earnings under the American Jobs Creation Act of 2004	—	(47)	—
Minority equity in net income	(1)	—	—

Income from continuing operations	1,115	423	369
Discontinued operations:
Loss from operations, net of tax benefit of $0, $(1) and $0	—	(1)	—
(Loss) gain on dispositions, net of tax expense (benefit) of $2, $0 and $(10)	(2)	—	26
Cumulative effect of accounting change, net of tax	(70)	—	—

Net income	$1,043	$422	$395

Earnings (Losses) Per Share — Basic
Continuing operations	$5.25	$1.95	$1.78
Discontinued operations	(0.01)	—	0.13
Cumulative effect of accounting change	(0.33)	—	—

Net income	$4.91	$1.95	$1.91

Earnings (Losses) Per Share — Diluted
Continuing operations	$5.01	$1.88	$1.72
Discontinued operations	(0.01)	—	0.12
Cumulative effect of accounting change	(0.31)	—	—

Net income	$4.69	$1.88	$1.84

Weighted average number of Shares	213	217	207

Weighted average number of Shares assuming dilution	223	225	215

Distributions and dividends declared per Share	$0.84	$0.84	$0.84

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2006	2005	2004

Net income	$1,043	$422	$395

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	72	(60)	79
Recognition of accumulated foreign currency translation adjustments on sold hotels	29	—	—
Minimum pension liability adjustments	2	(6)	(4)
Unrealized holding gains (losses)	(1)	(1)	4

	102	(67)	79

Comprehensive income	$1,145	$355	$474

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Exchangeable								Accumulated	Retained
	units and						Additional		Other	Earnings
	Class B EPS		Class A EPS		Shares		Paid-in	Deferred	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital(b)	Compensation	Loss(a)	Deficit)
Balance at December 31, 2003	1	$31	—	$—	202	$4	$4,952	$(9)	$(334)	$(287)
Net income	—	—	—	—	—	—	—	—	—	395
Stock option and restricted stock award transactions, net	—	—	—	—	14	—	456	(5)	—	—
ESPP stock issuances	—	—	—	—	—	—	12	—	—	—
Share repurchases	—	—	—	—	(7)	—	(310)	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	(1)	(31)	1	—	—	—	11	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	79	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(4)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	4	—
Distributions declared	—	—	—	—	—	—	—	—	—	(176)

Balance at December 31, 2004	—	—	1	—	209	4	5,121	(14)	(255)	(68)
Net income	—	—	—	—	—	—	—	—	—	422
Stock option and restricted stock award transactions, net	—	—	—	—	12	—	542	(39)	—	—
ESPP stock issuances	—	—	—	—	—	—	12	—	—	—
Share repurchases	—	—	—	—	(4)	—	(253)	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—	—	—	—	—	(10)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(60)	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(6)	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	(1)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(184)

Balance at December 31, 2005	—	—	1	—	217	4	5,412	(53)	(322)	170
Net income	—	—	—	—	—	—	—	—	—	1,043
Implementation of SFAS No. 123(R)	—	—	—	—	—	—	(53)	53	—	—
Disposition of the Trust(c)	—	—	—	—	—	—	(2,368)	—	—	(83)
Stock option and restricted stock award transactions, net	—	—	—	—	15	—	588	—	—	—
ESPP stock issuances	—	—	—	—	—	—	7	—	—	—
Share repurchases	—	—	—	—	(22)	—	(1,263)	—	—	—
Redemption of convertible debt	—	—	—	—	3	—	—	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—	(1)	—	—	(2)	(37)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	72	—
Recognition of accumulated foreign currency translation adjustments on sold hotels	—	—	—	—	—	—	—	—	29	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	2	—
Implementation of SFAS No. 158, net	—	—	—	—	—	—	—	—	(8)	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	(1)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(182)

Balance at December 31, 2006	—	$—	—	$—	213	$2	$2,286	$—	$(228)	$948

(a)	As of December 31, 2006, this balance is comprised of $198 million of cumulative translation adjustments, $6 million of cumulative unrealized gains on securities, including derivative instruments, and $36 million of cumulative minimum pension liability adjustments.

(b)	Stock option and restricted stock award transactions are net of a tax benefit of $143 million, $66 million and $70 million in 2006, 2005 and 2004, respectively.

(c)	As part of the Host Transaction, the Company sold the Class A Shares of the Trust and shareholders sold the Class B Shares of the Trust. The book value of the Trust associated with this sale was removed through retained earnings up to the amount of retained earnings that existed at the sale date with the remaining balance reducing additional paid-in capital. See Notes 1 and 5 for additional information on the Host Transaction.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2006	2005	2004

Operating Activities
Net income	$1,043	$422	$395
Adjustments to net income:
Discontinued operations:
Loss (gain) on dispositions, net	2	—	(26)
Other adjustments relating to discontinued operations	—	11	1
Cumulative effect of accounting change	70	—	—
Stock-based compensation expense	103	31	16
Excess stock-based compensation tax benefit	(87)	—	—
Depreciation and amortization	306	407	431
Amortization of deferred loan costs	5	12	12
Non-cash portion of restructuring and other special charges (credits), net	(7)	(3)	(37)
Non-cash foreign currency losses (gains), net	(8)	2	(9)
Provision for doubtful accounts	25	6	25
Equity earnings, net of distributions	(30)	(7)	31
Gain on sale of VOI notes receivable	(17)	(25)	(14)
Loss on asset dispositions and impairments, net	3	30	33
Non-cash portion of income tax (benefit) expense	(620)	(110)	31
Changes in working capital:
Restricted cash	(35)	50	(257)
Accounts receivable	49	(152)	(67)
Inventories	(82)	105	(22)
Prepaid expenses and other	(11)	(8)	(52)
Accounts payable and accrued expenses	12	157	118
Accrued income taxes	(64)	(135)	(24)
VOI notes receivable activity, net	(138)	(40)	(114)
Other, net	(19)	11	107

Cash from operating activities	500	764	578

Investing Activities
Purchases of plant, property and equipment	(371)	(464)	(333)
Proceeds from asset sales, net	1,515	510	74
Collection (issuance) of notes receivable, net	95	11	(2)
Acquisitions, net of acquired cash	(25)	(242)	(65)
Proceeds from (purchases of) investments	191	47	(73)
Proceeds from (acquisition of) senior debt	—	221	(4)
Other, net	(3)	2	(12)

Cash from (used for) investing activities	1,402	85	(415)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	73	333	(20)
Long-term debt issued	2	9	300
Long-term debt repaid	(1,534)	(583)	(451)
Distributions paid	(276)	(176)	(172)
Proceeds from employee stock option exercises	380	405	379
Excess stock-based compensation tax benefit	87	—	—
Share repurchases	(1,287)	(228)	(310)
Other, net	(80)	(13)	1

Cash used for financing activities	(2,635)	(253)	(273)

Exchange rate effect on cash and cash equivalents	19	(25)	9

Increase (decrease) in cash and cash equivalents	(714)	571	(101)
Cash and cash equivalents — beginning of period	897	326	427

Cash and cash equivalents — end of period	$183	$897	$326

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$247	$274	$293

Income taxes, net of refunds	$249	$447	$21

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, which prior to April 10, 2006 included Starwood Hotels & Resorts (the “Trust”). All references to “Starwood” or the “Company” refer to the Corporation, the Trust and its respective subsidiaries, collectively through April 7, 2006. As a result of the Host Transaction (as defined below) in April 2006, the financial statements for the Trust are no longer required to be consolidated or presented separately, nor are we required to include a guarantor footnote containing certain financial information for Sheraton Holding Corporation (“Sheraton Holding”), a former subsidiary of the Corporation.

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

The Trust was formed in 1969 and elected to be taxed as a real estate investment trust under the Internal Revenue Code. In 1980, the Trust formed the Corporation and made a distribution to the Trust’s shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a “Corporation Share”) for each common share of beneficial interest, par value $0.01 per share, of the Trust (a “Trust Share”).

Pursuant to a reorganization in 1999, the Trust became a subsidiary of the Corporation, which indirectly held all outstanding shares of the new Class A shares of beneficial interest of the Trust (“Class A Shares”). In the 1999 reorganization, each Trust Share was converted into one share of the new non-voting Class B Shares of beneficial interest in the Trust (a “Class B Share”). Prior to the Host Transaction discussed below and in detail in Note 5, the Corporation Shares and the Class B Shares traded together on a one-for-one basis, consisting of one Corporation Share and one Class B Share (the “Shares”).

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

Principles of Consolidation.  The accompanying consolidated financial statements of the Company and its subsidiaries include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restricted Cash.  Restricted cash primarily consists of deposits received on sales of VOIs and residential properties that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records.

Inventories.  Inventories are comprised principally of VOIs of $472 million and $168 million as of December 31, 2006 and 2005, respectively, residential of $38 million and $36 million at December 31, 2006 and 2005, respectively, and hotel inventory. VOI and residential inventory is carried at the lower of cost or net realizable value and includes $22 million, $15 million and $13 million of capitalized interest incurred in 2006, 2005 and 2004, respectively. Hotel inventory includes operating supplies and food and beverage inventory items which are generally valued at the lower of FIFO cost (first-in, first-out) or market. Hotel inventory also includes linens, china, glass, silver, uniforms, utensils and guest room items. Significant purchases of these items are recorded at purchased cost and amortized to 50% of their cost over 36 months. Normal replacement purchases are expensed as incurred.

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

For the vacation ownership and residential segment, the Company provides for estimated mortgages receivable cancellations and defaults at the time the VOI sales are recorded with a charge to vacation ownership and residential sales and services. The Company performs an analysis of factors such as economic condition and industry trends, defaults, past due aging and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.

Assets Held for Sale.  The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, the Company records the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of a property for which the Company has significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement (See Note 11). The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless the Company will have continuing involvement (such as through a management or franchise agreement) after the sale.

Investments.  Investments in joint ventures are accounted for using the guidance of the revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” for all ventures deemed to be variable interest entities (“VIEs”). See additional information regarding the Company’s VIEs in Note 23. All other joint venture investments are accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% or in certain cases, if the Company exercises control over the venture, the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment, which is dependent on the performance of the investment as well as the volatility inherent in external markets for these types of investments. In assessing potential impairment for these investments, the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company will consider these factors as well as forecasted financial performance of its investment. If these forecasts are not met, the Company may have to record impairment charges.

Plant, Property and Equipment.  Plant, property and equipment, including capitalized interest of $5 million, $10 million and $5 million incurred in 2006, 2005 and 2004, respectively, applicable to major project expenditures, are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 7 years for information technology software and equipment and the lesser of the lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the assets sold are insignificant.

The Company evaluates the carrying value of its assets for impairment. For assets in use when the trigger events specified in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” occur, the expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of such assets. If the fair value of the assets which have been identified for sale is less than the net book value of the assets including allocable segment goodwill, the carrying value of the assets is reduced to fair value less estimated selling costs. Fair value is based upon discounted cash flows of the assets at rates deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

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

Frequent Guest Program.  Starwood Preferred Guest® (“SPG”) is the Company’s frequent guest incentive marketing program. SPG members earn points based on spending at the Company’s properties, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs. Points can be redeemed at substantially all of the Company’s owned, leased, managed and franchised properties as well as through other redemption opportunities with third parties, such as conversion to airline miles. Properties are charged based on hotel guests’ expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of December 31, 2006 and 2005 is $409 million and $314 million, respectively, of which $132 million and $99 million, respectively, is included in accrued expenses.

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

From time to time, the Company enters into foreign currency hedging contracts to manage exposure to foreign currency fluctuations. All foreign currency hedging instruments have an inverse correlation to the hedged assets or liabilities. Changes in the fair value of the derivative instruments are classified in the same manner as the classification of the changes in the underlying assets or liabilities due to fluctuations in foreign currency exchange rates.

The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

Foreign Currency Translation.  Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net gain of $8 million, $2 million and $9 million in 2006, 2005 and 2004, respectively. Gains and losses from foreign currency transactions are reported currently in costs and expenses and amounted to a net loss of $4 million in 2005. Gains and losses from foreign currency transactions were insignificant in 2006 and 2004.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Earnings Per Share.  The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Year Ended December 31,
	2006			2005			2004
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share

Basic earnings from continuing operations	$1,115	213	$5.25	$423	217	$1.95	$369	207	$1.78
Effect of dilutive securities:
Employee options and restricted stock awards	—	9		—	8		—	8
Convertible debt	—	1		—	—		—	—

Diluted earnings from continuing operations	$1,115	223	$5.01	$423	225	$1.88	$369	215	$1.72

Approximately 2 million Shares and 4 million Shares were excluded from the computation of diluted Shares in 2006 and 2005, respectively, as their impact would have been anti-dilutive.

On March 15, 2006, the Company completed the redemption of the remaining 25,000 shares of Class B EPS for approximately $1 million. In April 2006 the Company completed the redemption of the remaining 562,000 shares of Class A EPS for approximately $33 million. For the period prior to the redemption dates, 157,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) are included in the computation of basic Shares for the year ended December 31, 2006. Approximately 1 million shares of Class A EPS and Class B EPS are included in the computation of the basic Share numbers for the years ended December 31, 2005 and 2004.

Prior to June 5, 2006, the Company had contingently convertible debt, the terms of which allowed for the Company to redeem such instruments in cash or Shares. The Company, in accordance with SFAS No. 128, “Earnings per Share,” utilized the if-converted method to calculate dilution once certain trigger events were met. One of the trigger events for the Company’s contingently convertible debt was met during the first quarter of 2006 when the closing sale price per Share was $60 or more for a specified length of time. On May 5, 2006, the Company gave notice of its intention to redeem the convertible debt on June 5, 2006. Under the terms of the convertible indenture, prior to this redemption date, the note holders had the right to convert their notes into Shares at the stated conversion rate. Under the terms of the indenture, the Company settled conversions by paying the principal portion of the notes in cash and the excess amount of the conversion spread in Corporation Shares. For the period prior to the conversion dates, approximately 1 million Shares were included in the computation of diluted Shares for the year ended December 31, 2006.

At December 31, 2005, approximately 400,000 Shares issuable under the above described convertible debt were included in the calculation of diluted Shares as the trigger events for conversion had occurred.

In connection with the Host Transaction, Starwood’s shareholders received 0.6122 Host shares and $0.503 in cash for each of their Class B Shares. Holders of Starwood employee stock options did not receive this consideration while the market price of our publicly traded shares was reduced to reflect the payment of this consideration directly to the holders of the Class B Shares. In order to preserve the value of the Company’s options immediately before and after the Host Transaction, in accordance with the stock option agreements, the Company adjusted its stock options to reduce the strike price and increase the number of stock options using the intrinsic value method based on the Company’s stock price immediately before and after the transaction. As a result of this adjustment, the diluted stock options increased by approximately 1 million Corporation Shares effective as of the closing of the Host Transaction. In accordance with SFAS No. 123(R), “Share-Based Payment, a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation,” discussed below, this adjustment did not result in any incremental fair value, and as such, no additional compensation cost was recognized. Furthermore, in order to preserve the value of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the contingently convertible debt discussed above, the Company modified the conversion rate of the contingently convertible debt in accordance with the indenture.

Revenue Recognition.  The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) vacation ownership and residential revenues; (3) management and franchise revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered.

•	Vacation Ownership and Residential — The Company recognizes revenue from VOI and residential sales in accordance with SFAS No. 152, “Accounting for Real Estate Time Sharing Transactions,” and SFAS No. 66, “Accounting for Sales of Real Estate,” as amended. The Company recognizes sales when the buyer has demonstrated a sufficient level of initial and continuing involvement, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. Interest income associated with timeshare notes receivable is also included in vacation ownership and residential sales and services revenue and totaled $30 million, $24 million and $19 million in 2006, 2005 and 2004, respectively. The Company has also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. The fees from these arrangements are generally based on the gross sales revenue of the units sold.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W and Luxury Collection brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement, offset by payments by the Company under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, when the provisions of the management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income or net income.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

liability may vary from these estimates. Estimated costs of these self-insurance programs are accrued, based on the analysis of third-party actuaries.

Costs Incurred to Sell VOIs.  The Company capitalizes direct costs attributable to the sale of VOIs until the sales are recognized. Selling and marketing costs capitalized under this methodology were approximately $21 million and $28 million as of December 31, 2006 and 2005, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of SFAS No. 152. If a contract is cancelled, the Company charges the unrecoverable direct selling and marketing costs to expense and records forfeited deposits as income.

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

Advertising Costs.  The Company enters  into multi-media ad campaigns, including television, radio, internet and print advertisements. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” If it becomes apparent that the media campaign will not take place, all costs are expensed at that time. During the years ended December 31, 2006, 2005 and 2004, the Company incurred approximately $135 million, $117 million and $120 million of advertising expense, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

Retained Interests.  The Company periodically sells notes receivable originated by our vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips. These retained interests are treated as “available-for-sale” for transactions under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Retained Interests through the accompanying consolidated statement of comprehensive income. The Company had Retained Interests of $51 million and $68 million at December 31, 2006 and 2005, respectively.

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

Impact of Recently Issued Accounting Standards.  In November 2006, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007. The cumulative effect of applying EITF 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact, if any, the adoption of EITF 06-8 will have on the consolidated financial statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “Benefit Plans”) to recognize the funded status of their Benefit Plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 has been applied prospectively and does not impact the Company’s prior year financial statements. SFAS No. 158’s provisions regarding the change in the measurement date of Benefit Plans are not applicable as the Company currently uses a measurement date of December 31 for its pension plan. See Note 17 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company expects the adoption of FIN 48 will result in an adjustment to its tax reserves previously accrued under SFAS No. 5 and is currently quantifying the overall impact to retained earnings.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 changes SFAS No. 140 by requiring that Mortgage Servicing Rights (“MSRs”) be initially recognized at their fair value and by providing the option to either: (1) carry MSRs at fair value with changes in fair value recognized in earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS No. 140. This option may be applied by class of servicing asset or liability. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. As the Company’s servicing agreements are negotiated at arms-length based on market conditions, the Company has not recognized any servicing assets or liabilities. As such, SFAS No. 156 has no impact on the Company.

In December 2004, the FASB issued SFAS No. 123(R), which requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair value. Proforma disclosure is no longer an alternative. In accordance with the transition rules, the Company adopted SFAS No. 123(R) effective January 1, 2006 under the modified prospective method. The Company recorded

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$47 million of stock option expense in the year ended December 31, 2006, net of the estimated impact of reimbursements from third parties.

In December 2004, the FASB issued SFAS No. 152, which amends SFAS No. 66, and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association with the issuance of American Institute of Certified Public Accountants Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions.” These statements were issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Among other things, the standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of accounting for uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, associations and upgrade and reload transactions. The standard also requires a change in the classification of the provision for loan losses for VOI notes receivable from an expense to a reduction in revenue.

In accordance with SFAS No. 66, as amended by SFAS No. 152, the Company recognizes sales when the period of cancellation with refund has expired, receivables are deemed collectible and the buyer has demonstrated a sufficient level of initial and continuing involvement. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and associated direct expenses are initially deferred and recognized in earnings through the percentage-of-completion method.

The Company adopted SFAS No. 152 on January 1, 2006 and recorded a charge of $70 million, net of a $46 million tax benefit, as a cumulative effect of accounting change in its 2006 consolidated statement of income.

Note 3.	Restricted Cash

State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is classified as restricted cash in the Company’s consolidated balance sheets. At December 31, 2006 and 2005, the Company had short-term restricted cash balances of $329 million and $295 million, respectively, primarily consisting of such restricted cash.

Note 4.	Significant Acquisitions

Acquisition of Real, Tangible and Intangible Assets from Club Regina Resorts.  In December 2006, Starwood completed a transaction to, among other things, purchase real assets from Club Regina Resorts (“CRR”) in Mexico. These assets included land and fixed assets adjacent to The Westin Resort & Spa in Los Cabos, Mexico, and terminated CRR’s rights to solicit guests at three Westin properties in Mexico. In addition to the purchase of these assets, the transaction included the settlement of all pending and threatened legal claims between the parties and the exchange of a new issue of CRR notes with a lower principal amount for the principal amount of existing CRR notes that had been previously fully reserved. Total consideration of approximately $41 million was paid by Starwood for these items. The portion related to the legal settlement was expensed.

Development of Restaurant Concepts with Chef Jean-Georges Vongerichten.  In May 2006, Starwood partnered with Chef Jean-Georges Vongerichten and a private equity firm to create a joint venture that will develop, own, operate, manage and license world-class restaurant concepts created by Jean-Georges Vongerichten, including operating the existing Spice Market restaurant located in New York City. The concepts owned by the venture will be available for Starwood’s upper-upscale and luxury hotel brands including W, Westin, Le Meridien and St. Regis. Additionally, the venture may own and operate freestanding restaurants outside of Starwood’s hotels. Starwood invested approximately $22 million in this venture.

Acquisition of Le Méridien.  In November 2005, the Company acquired the Le Méridien brand and the related management and franchise business for the portfolio of 122 hotels and resorts (the “Le Méridien

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Acquisition”). The purchase price of approximately $252 million was funded from available cash and the return of the original Le Méridien investment. The Company has accounted for this acquisition under the purchase method in accordance with SFAS No. 141 and has allocated $114 million of the purchase price to goodwill with the remainder assigned to the estimated fair value of the assets acquired and liabilities assumed.

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

Note 5.	Asset Dispositions and Impairments

During the second quarter of 2006, the Company consummated the Host Transaction whereby subsidiaries of Host acquired 33 properties and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust. The stock and cash transaction was valued at approximately $4.1 billion, including debt assumption (based on Host’s closing stock price on April 7, 2006 of $20.53). In the first phase of the transaction, 28 hotels and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust, were acquired by Host for consideration valued at $3.54 billion. On May 3, 2006, four additional hotels located in Europe were sold to Host for net proceeds of approximately $481 million in cash. On June 13, 2006, the final hotel in Venice, Italy was sold to Host for net proceeds of approximately $74 million in cash. In connection with the first phase of the transaction, Starwood shareholders received approximately $2.8 billion in the form of Host common stock valued at $2.68 billion and $119 million in cash for their Class B shares. Based on Host’s closing price on April 7, 2006, this consideration had a per – Class B share value of $13.07. Starwood directly received approximately $738 million of consideration in the first phase, including $600 million in cash, $77 million in debt assumption and $61 million in Host common stock. In addition, the Corporation assumed from its subsidiary, Sheraton Holding, debentures with a principal balance of $600 million. As the sale of the Class B shares involved a transaction with Starwood’s shareholders, the book value of the Trust associated with this sale was treated as a non-reciprocal transaction with owners and was

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

removed through retained earnings up to the amount of retained earnings that existed at the sale date with the remaining balance reducing additional paid in capital. This portion of the transaction was treated as a non-cash exchange by Starwood and, consequently, was excluded from the consolidated statement of cash flows. The portion of the transaction between the Company and Host was recorded as a disposition under the provisions of SFAS No. 144. As Starwood sold these hotels subject to long-term management contracts, the calculated gain on the sale of approximately $955 million has been deferred and is being amortized over the initial management contract term of 20 years. This transaction also generated a capital loss, net of carry back and current year utilization, of $2.4 billion for federal tax purposes. The entire tax benefit of the loss has been offset by a valuation allowance due to the uncertainty of realizing the tax benefit of this capital loss carryforward before its expiration in 2011. See Note 13. The Company sold all of the Host common stock in the second quarter of 2006 and recorded a net gain of approximately $1 million.

During 2006, the Company sold ten additional hotels in multiple transactions for approximately $437 million in cash. The Company recorded a net loss of approximately $7 million associated with these sales. In addition, the Company recorded a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in 2006.

Also in 2006, the Company recorded a loss of approximately $23 million primarily in connection with the impairment of two properties, one of which is expected to be demolished and rebuilt under the aloft and Element brands and another which is land that was sold to a developer who plans to build two Starwood branded hotels. This loss was offset by a gain of approximately $29 million on the sale of the Company’s interests in two joint ventures.

Also during 2006, the Company recorded an impairment charge of $11 million related to the Sheraton Cancun in Cancun, Mexico that was damaged by Hurricane Wilma in 2005 and will now be completely demolished in order to build additional vacation ownership units. This impairment charge was offset by a $13 million gain as a result of insurance proceeds received primarily for the Sheraton Cancun and the Company’s other owned hotel in Cancun, the Westin Cancun, as reimbursement for property damage caused by the same storm.

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

Subsequent to December 31, 2006, Starwood entered into a definitive agreement to sell one hotel with a carrying value of approximately $24 million for approximately $42 million in cash and received a significant non-refundable deposit from the buyer. The hotel will be sold subject to a franchise agreement. The sale is expected to be completed in the first quarter of 2006.

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

The Company recorded an impairment charge of approximately $17 million in 2005 associated with the Sheraton Cancun that is being demolished to build vacation ownership units. The Company also recorded an impairment charge of approximately $32 million in accordance with SFAS No. 144 in order to write down one hotel to its fair market value.

During 2004, the Company sold two hotels for approximately $56 million in cash. The Company recorded a net loss of $33 million primarily related to the sale of these hotels, the impairment of one hotel sold in January 2005, and three investments deemed impaired in 2004.

The hotels sold in 2006, 2005 and 2004 were generally encumbered by long-term management or franchise contracts, and therefore, their operations prior to the sale date are not classified as discontinued operations.

Note 6.	Assets and Debt Held for Sale

In October 2006, Starwood closed on the sale of land near the Montreal Airport to a developer who plans to build two Starwood branded hotels on the site. The purchase agreement contains a provision that may allow, but not obligate, Starwood to repurchase the land for the purchase price it received less a non-refundable amount if the hotels are not built. As a result of this provision, Starwood has not treated this transaction as a sale. In accordance with SFAS No. 144, the Company classified this asset as held for sale at December 31, 2006. As discussed in Note 5, the Company also recorded an impairment charge of approximately $5 million in 2006 related to this land.

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

In addition, as discussed earlier, the Company entered into a definitive agreement in November 2005 in connection with the Host Transaction. As such, in accordance with SFAS No. 144, at December 31, 2005, the Company classified these hotels, estimated goodwill of $462 million to be allocated to the sale and the debt to be assumed by Host as held for sale. The Company also ceased depreciating these assets at that time. During 2006, five hotels were removed from the Host Transaction, and they were retained by the Company. Accordingly, these hotels and the associated debt that was going to be assumed by Host are no longer included in assets and debt held for sale at December 31, 2006 or December 31, 2005, and the assets are being depreciated.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Plant, Property and Equipment

Plant, property and equipment, excluding assets held for sale, consisted of the following (in millions):

	December 31,
	2006	2005

Land and improvements	$760	$936
Buildings and improvements	3,603	3,682
Furniture, fixtures and equipment	1,566	1,449
Construction work in process	153	143

	6,082	6,210
Less accumulated depreciation and amortization	(2,251)	(2,041)

	$3,831	$4,169

Note 8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (in millions):

		Vacation
	Hotel	Ownership
	Segment	Segment	Total

Balance at January 1, 2006	$1,548	$241	$1,789
Adjustments related to the Le Méridien Acquisition(a)	(71)	—	(71)
Cumulative translation adjustment	28	—	28
Asset dispositions	(35)	—	(35)

Balance at December 31, 2006	$1,470	$241	$1,711

(a)	Represents purchase price adjustments related to the Le Meridien Acquisition previously discussed in Note 4. In 2006, the Company received the final third-party valuation of the intangible assets acquired and adjusted their value and the related deferred tax asset accordingly.

Intangible assets consisted of the following (in millions):

	December 31,
	2006	2005

Trademarks and trade names	$315	$317
Management and franchise agreements	291	220
Other	81	61

	687	598
Accumulated amortization	(96)	(72)

	$591	$526

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The intangible assets related to management and franchise agreements have finite lives, and accordingly, the Company recognized amortization expense of $25 million, $19 million and $15 million, respectively, related to these assets during the years ended December 31, 2006, 2005 and 2004. The other intangible assets noted above have indefinite lives. Amortization expense relating to intangible assets with finite lives for each of the years ended December 31 is expected to be as follows (in millions):

2007	$27
2008	$27
2009	$24
2010	$24
2011	$23

Note 9.	Other Assets

Other assets include notes receivable of $293 million and $297 million, net of allowance for doubtful accounts, at December 31, 2006 and 2005, respectively. Included in these balances at December 31, 2006 and 2005 are the following fixed rate notes receivable related to the financing of VOIs (in millions):

	December 31,
	2006	2005

Gross VOI notes receivable	$296	$212
Allowance for uncollectible VOI notes receivable	(31)	(22)

Net VOI notes receivable	265	190
Less current maturities of gross VOI notes receivable	(25)	(30)
Current portion of the allowance for uncollectible VOI notes receivable	2	3

Long-term portion of net VOI notes receivable	$242	$163

The current maturities of net VOI notes receivable are included in accounts receivable in the Company’s balance sheets.

The interest rates of the owned VOI notes receivable are as follows:

	December 31,
	2006	2005

Range of stated interest rates	0% - 18.0%	0% - 17.9%
Weighted average interest rate	11.9%	12.3%

The maturities of the gross VOI notes receivable are as follows (in millions):

	December 31,
	2006	2005

Due in 1 year	$25	$30
Due in 2 years	22	15
Due in 3 years	24	16
Due in 4 years	26	17
Due in 5 years	28	19
Due beyond 5 years	171	115

Total gross VOI notes receivable	$296	$212

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The activity in the allowance for loan losses was as follows (in millions):

Balance at January 1, 2006	$22
Provision for loan losses	40
Removal of allowance related to notes receivable sold	(14)
Write-offs of uncollectible receivables	(17)

Balance at December 31, 2006	$31

Note 10.	Notes Receivable Securitizations and Sales

From time to time, the Company securitizes or sells, without recourse, its fixed rate VOI notes receivable. To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to special purpose entities (together with the special purpose entities in the next sentence, the “SPEs”) and the SPEs transfer the VOI notes receivable to qualifying special purpose entities (“QSPEs”), as defined in SFAS No. 140. To accomplish these sales, the Company transfers a pool of VOI notes receivable to SPEs and the SPEs transfer the VOI notes receivables to a third party purchaser. The Company continues to service the securitized and sold VOI notes receivable pursuant to servicing agreements negotiated at arms-length based on market conditions; accordingly, the Company has not recognized any servicing assets or liabilities. All of the Company’s VOI notes receivable securitizations and sales to date have qualified to be, and have been, accounted for as sales in accordance with SFAS No. 140.

With respect to those transactions still outstanding at December 31, 2006, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at December 31, 2006, the Retained Interests are classified and accounted for as “available-for-sale” securities in accordance with SFAS No. 115 and SFAS No. 140.

The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $15 million, $13 million and $15 million during 2006, 2005, and 2004, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in net gains of approximately $1 million annually in 2006, 2005 and 2004, respectively, which amounts are included in vacation ownership and residential sales and services in 2006 and in gain on sale of VOI notes receivable in 2005 and 2004 in the Company’s consolidated statements of income. These amounts are excluded from the gain amounts indicated below.

In September 2006, the Company repurchased all of the VOI notes receivables still outstanding ($20 million) that had been securitized in 2001 for $18 million. In addition, in November 2006 the Company securitized approximately $133 million of VOI notes receivable (the “2006 Securitization”) resulting in net cash proceeds of approximately $116 million. In accordance with SFAS No. 152, the related gain of $17 million is included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2006 Securitization and at December 31, 2006, relating to the 2006 Securitization, were as follows: discount rate of 10%; annual prepayments, which yields an average expected life of the prepayable VOI notes receivable of 94 months; and expected gross VOI notes receivable balance defaulting as a percentage of the total initial pool of 14.2%. These key assumptions are based on the Company’s experience.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In November 2005, the Company securitized approximately $221 million of VOI notes receivable (the “2005 Securitization”), resulting in gross cash proceeds of approximately $197 million. The related gain of $24 million is included in gain on sale of VOI notes receivable in the Company’s statements of income. In connection with the 2005 Securitization, the Company used a portion of the proceeds to repurchase all the remaining VOI notes receivable sold under the 2004 Purchase Facility described below for approximately $64 million.

Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2005 Securitization and at December 31, 2005, relating to the 2005 Securitization, were as follows: discount rate of 10%; annual prepayments, which yields an average expected life of the prepayable VOI notes receivable of 99 months; and expected gross VOI notes receivable balance defaulting as a percentage of the total initial pool of 11.0%. These key assumptions are based on the Company’s experience.

During 2004, the Company sold, in several sales, $113 million of VOI notes receivable pursuant to an arrangement (the “2004 Purchase Facility”) with third party purchasers. The Company’s net cash proceeds received from these sales were approximately $103 million. Total gains from these sales of $13 million are included in gain on sale of VOI notes receivable in the Company’s statements of income in 2004. As discussed above, in connection with the 2005 Securitization, the Company repurchased all the remaining VOI notes receivable sold under the 2004 Purchase Facility.

Key assumptions used in measuring the fair value of the Retained Interests at the time of sale and at December 31, 2004 under the 2004 Purchase Facility were as follows: discount rate of 12%; annual prepayments, which yields an average expected life of the prepayable VOI notes receivable of 99 months; and expected gross VOI notes receivable balance defaulting as a percentage of the total initial pool of 15.1%. These key assumptions are based on the Company’s experience.

At December 31, 2006, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $361 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at December 31, 2006 was approximately $3 million.

Gross credit losses for all VOI notes receivable were $17 million, $17 million, and $22 million during 2006, 2005, and 2004, respectively.

The Company received aggregate cash proceeds of $36 million, $35 million and $32 million from the Retained Interests during 2006, 2005, and 2004, respectively, and aggregate servicing fees of $4 million, $3 million and $3 million related to these VOI notes receivable in 2006, 2005, and 2004, respectively.

At the time of each VOI notes receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.

At December 31, 2006, the Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at December 31, 2006 was approximately $51 million. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	0.9%
200 basis points-dollars	$0.8
200 basis points-percentage	1.7%
Discount rate:
100 basis points-dollars	$1.1
100 basis points-percentage	2.2%
200 basis points-dollars	$2.1
200 basis points-percentage	4.3%
Gross annual rate of credit losses:
100 basis points-dollars	$8.0
100 basis points-percentage	16.2%
200 basis points-dollars	$15.7
200 basis points-percentage	31.9%

Note 11.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of December 31, 2006 and 2005, the Company had total deferred gains of $1.258 billion and $267 million, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $62 million, $12 million and $11 million in 2006, 2005 and 2004, respectively. The increase in deferred gains and their amortization in 2006 is primarily due to the Host Transaction discussed in Note 5.

Note 12.	Restructuring and Other Special Charges (Credits)

The Company had remaining accruals related to restructuring charges of $11 million and $28 million, respectively, at December 31, 2006 and 2005, of which $6 million is included in other liabilities in the accompanying consolidated balance sheets for both periods. The following table summarizes the activity in the restructuring accruals in 2006 (in millions):

	December 31,	Expenses	Cash	Reversal of	December 31,
	2005	Accrued	Payments	Accruals	2006

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$17	$—	$(1)	$(8)	$8
Severance costs related to a corporate restructuring which began in 2005	11	3	(11)	—	3

Total	$28	$3	$(12)	$(8)	$11

2006 Restructuring and Other Special Charges (Credits).  During the year ended December 31, 2006, the Company incurred and paid approximately $21 million of transition costs associated with the Le Meridien Acquisition. Also during 2006, the Company recorded a charge of approximately $7 million related to severance costs primarily related to certain executives in connection with the continued corporate restructuring that began at the end of 2005, of which approximately $4 million related to compensation expense due to the accelerated vesting of previously granted stock-based awards. These charges were offset by the reversal of $8 million of accruals for a lease the Company assumed as part of the merger with Sheraton Holding in 1998 as the lease matured at the end of 2006 and the accruals exceeded the Company’s maximum obligation under the lease.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Note 13.	Income Taxes

Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Pretax income
U.S.	$556	$535	$307
Foreign	126	107	105

	$682	$642	$412

Provision (benefit) for income tax
Current:
U.S. federal	$104	$258	$(33)
State and local	31	14	6
Foreign	51	57	39

	186	329	12

Deferred:
U.S. federal	(517)	(19)	32
State and local	(84)	(60)	(7)
Foreign	(19)	(31)	6

	(620)	(110)	31

	$(434)	$219	$43

No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $344 million as of December 31, 2006, since these amounts are permanently reinvested.

n December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” in response to the American Jobs Creation Act of 2004 (the “Act”) which provided for a special one-time dividends received deduction of 85 percent for certain foreign earnings that were repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the December 2004 enactment date, or the first tax year that began during the one-year period beginning on the date of the enactment. In 2005, Starwood’s Board of Directors adopted a plan to repatriate approximately $550 million and, accordingly, the Company recorded a tax liability of approximately $47 million. The Company borrowed these funds in Italy, repatriated them to the United States and reinvested them pursuant to the terms of a domestic reinvestment plan which has been approved by the Company’s Board of Directors in accordance with the Act.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,
	2006	2005

Plant, property and equipment	$236	$(448)
Intangibles	6	(158)
Allowances for doubtful accounts and other reserves	151	139
Employee benefits	80	51
Net operating loss, capital loss and tax credit carryforwards	1,052	173
Deferred income	(103)	(154)
Other	74	(40)

	1,496	(437)
Less valuation allowance	(1,009)	(125)

Deferred income taxes	$487	$(562)

As a result of the Host Transaction, discussed in Note 5, certain deferred tax liabilities related to plant, property and equipment of the assets sold, including those owned by the Trust, were no longer necessary and were adjusted accordingly at the consummation dates. In addition, the tax basis of certain assets, including plant, property and equipment and intangibles, retained by the Company was adjusted to the then fair market value resulting in an overall increase in deferred tax assets on the consolidated balance sheet.

At December 31, 2006, the Company had federal and state net operating losses of approximately $16 million and $2.8 billion, respectively. The Company also had foreign net operating loss and tax credit carryforwards of approximately $111 million and $24 million, respectively. Substantially all federal and state net operating losses, which are expected to provide future tax benefits, expire by 2026. As the Company does not expect to utilize all of the federal, state and foreign carryforwards and credits prior to their expiration, substantially all of the tax benefit has been offset by a valuation allowance.

The Company generated a federal capital loss of approximately $2.6 billion in connection with the Host Transaction. At December 31, 2006, approximately $200 million of this loss has been utilized to offset 2006 and prior year capital gains. The remaining $2.4 billion of capital loss is available to offset U.S. capital gains through 2011. Due to the uncertainty of realizing the tax benefit of this capital loss carryforward, the entire tax benefit of the loss has been offset by a valuation allowance. The Company is currently considering certain tax-planning strategies that may allow it to utilize these tax attributes within the statutory carryforward period.

In February 1998, the Company disposed of ITT World Directories. Through December 31, 2004, the Company had recorded $551 of income taxes relating to this transaction, which were included in deferred income taxes as of December 31, 2004. While the Company strongly believes this transaction was completed on a tax-deferred basis, this position is currently being challenged by the IRS. In 2002, the IRS proposed an adjustment to increase Starwood’s 1998 taxable income by approximately $1.4 billion. If the transaction is deemed to be fully taxable in 1998, then the Company’s federal tax obligation would be approximately $499 million, plus interest, and would be partially offset by the Company’s net operating loss carryforwards. During 2004, the matter was transferred from IRS Appeals to the jurisdiction of the United States Tax Court and the Company filed a petition in United States Tax Court on October 28, 2004 to contest the IRS’s proposed adjustment.

As a result of the United States Tax Court decision against another taxpayer in August 2005, the Company has decided to treat this transaction as if it were taxable in 1998 for accounting purposes and reclassified the taxes associated with this transaction to a current liability. As such, the Company has applied substantially all of its federal net operating loss carryforwards against this gain and accrued interest, which resulted in a $360 million

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

obligation to the IRS. In October 2005, the Company made a cash payment to the IRS of this $360 million obligation in order to eliminate any future interest accrual associated with the pending dispute. As discussed above, the Company had previously reserved a substantial amount of the potential liability in connection with the disposition of ITT World Directories, but recorded a charge in 2005 of approximately $52 million, primarily relating to interest that would be owed to the IRS if the Company does not prevail. This charge is comprised of a federal tax expense of $103 million partially offset by a state tax benefit of $51 million. The Company strongly believes that this transaction was completed on a tax-deferred basis and will continue to vigorously defend its position with the IRS.

A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Tax provision at U.S. statutory rate	$239	$225	$144
U.S. state and local income taxes	(10)	(14)	(37)
Exempt Trust income	(32)	(64)	(62)
Tax on repatriation of foreign earnings	(16)	11	13
Tax on repatriation of foreign earnings under the American Jobs Creation Act of 2004	—	47	—
Foreign tax rate differential	(15)	(28)	(6)
Change in tax law and regulations	—	—	(15)
Deferred gain on ITT World Directories disposition	—	52	—
Tax settlements	(59)	(8)	(15)
Tax benefit on the deferred gain from the Host Transaction	(356)	—	—
Tax benefits recognized on Host Transaction	(1,017)	—	—
Basis difference on asset sales	(41)	—	—
Change in of valuation allowance	884	7	24
Other	(11)	(9)	(3)

Provision for income tax (benefit)	$(434)	$219	$43

During 2006, the IRS completed its audits of the Company’s 2001, 2002 and 2003 tax returns and issued its final audit adjustments to the Company. In addition, state income tax audits for various jurisdictions and tax years were completed during the year. As a result of the completion of these audits, the Company recorded a $50 million tax benefit. The Company also recognized a $9 million tax benefit related to the reversal of previously accrued income taxes after an evaluation of the applicable exposures and the expiration of the related statutes of limitations.

During 2006, the Company completed an evaluation of its ability to claim U.S. foreign tax credits on its federal income tax return. As a result of this analysis, the Company determined that it can claim the credits for the 2005 and 2006 tax years. The Company had not previously accrued this benefit since the realization of the benefit was determined to be unlikely. Therefore, during 2006, a $15 million and $19 million tax benefit was recorded for 2006 and 2005, respectively.

As discussed in Note 5, the Company completed the Host Transaction during the second quarter of 2006 which included the sale of 33 hotel properties. As the Company sold these hotels subject to long-term management contracts, the gain of approximately $955 million has been deferred over the life of those contracts. As a result of the recognition of this deferred gain, the Company has established a deferred tax asset and recognized the related tax benefit of approximately $356 million for the book-tax difference on the deferred gain liability. Additional tax benefits of $1,017 million resulted from the Host Transaction consisting primarily of the tax benefit of $832 million

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

on the $2.4 billion capital loss generated for federal tax purposes. The remaining benefit consisted of an adjustment to deferred income taxes for the increased tax basis of certain retained assets, partially offset by current tax liabilities generated in the transaction.

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

Note 14.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,
	2006	2005

Senior Credit Facility:
Revolving Credit Facility, interest rates ranging from 4.74% to 6.84% at December 31, 2006, maturing 2011	$435	$—
Senior Credit Facility (fully repaid during 2006):
Term loan, interest at LIBOR + 1.25% (5.64% at December 31, 2005)	—	450
Revolving Credit Facility, interest at Canadian Bankers’ Acceptance rate + 1.25% (4.57% at December 31, 2005)	—	11
Senior Notes interest rates of 7.375% and 7.875%, maturing 2007 and 2012	1,481	1,494
Sheraton Holding public debt, interest at 7.375%, maturing in 2015	449	597
Convertible Debt	—	360
Mortgages and other, interest rates ranging from 4.25% to 8.60%, various maturities	267	1,233

	2,632	4,145
Less current maturities	(805)	(1,219)
Less long-term debt held for sale	—	(77)

Long-term debt	$1,827	$2,849

Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2007	$805
2008	5
2009	40
2010	6
2011	441
Thereafter	1,335

$2,632

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In February 2006, the Company closed a new, five-year $1.5 billion Senior Credit Facility (“2006 Facility”). The 2006 Facility replaced the previous $1.45 billion Revolving and Term Loan Credit Agreement (“Existing Facility”) which would have matured in October 2006. Approximately $240 million of the Term Loan balance under the Existing Facility was paid down with cash and the remainder was refinanced with the 2006 Facility. The 2006 Facility is expected to be used for general corporate purposes. The 2006 Facility matures February 10, 2011.

During March 2006, the Company gave notice to receive additional commitments totaling $300 million under the 2006 Facility (“2006 Facility Add-On”) on a short-term basis to facilitate the close of the Host Transaction and for general working capital purposes. In June 2006, the Company amended the 2006 Facility such that the 2006 Facility Add-On will not mature until June 30, 2007.

In the first quarter of 2006 in two separate transactions the Company defeased approximately $510 million of debt secured in part by several hotels that were part of the Host Transaction. In one transaction, in order to accomplish this, the Company purchased Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the loan agreement. The Treasury securities were then substituted for the real estate and hotels that originally served as collateral for the loan. As part of the defeasance, the Treasury securities and the debt were transferred to a third party successor borrower that is responsible for all remaining obligations under this debt. In the second transaction, the Company deposited Treasury securities in an escrow account to cover the debt service payments. As such, neither debt is reflected on the Company’s consolidated balance sheet as of December 31, 2006. In connection with the defeasance, the Company incurred early extinguishment of debt costs of approximately $37 million which was recorded in interest expense in the Company’s consolidated statement of income.

In the second quarter of 2006, the Company gave notice to redeem the $360 million of 3.5% convertible notes, originally issued in May 2003. Under the terms of the convertible indenture, prior to the redemption date of June 5, 2006, the note holders had the right to convert their notes into Shares at the stated conversion rate. Under the terms of the indenture, the Company settled the conversions by paying the principal portion of the notes in cash and the excess amount by issuing approximately 3 million Corporation Shares. The settlement of the excess amount was treated as a non-cash exchange and, consequently, was excluded from the consolidated statement of cash flows. The notes that were not converted prior to the redemption date were redeemed at the price of par plus accrued interest, effective June 5, 2006.

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

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In order to repatriate funds in accordance with the Act, in October 2005 the Company increased several existing bank credit lines available to its wholly owned subsidiary, Starwood Italia, from 129 million euros to 399 million euros, 350 million euros of which was borrowed at that time. These credit lines had interest rates ranging from Euribor + 0.50% to Euribor + 0.85% and maturities ranging from April 1, 2006 to May 8, 2007. These proceeds, along with approximately 100 million euros which Starwood Italia borrowed from the Corporate Credit Line (total borrowings of 450 million euros) were used to temporarily finance the repatriation of approximately $550 million pursuant to the Act. As of December 31, 2006, the majority of these temporary borrowings were repaid.

The Company has the ability to draw down on its Revolving Credit Facility in various currencies. Drawdowns in currencies other than the U.S. dollar represent a natural hedge of the Company’s foreign denominated net assets

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and operations. At December 31, 2006, the Company had $18 million drawn in Canadian dollars and $7 million drawn in Australian dollars.

The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $1.349 billion of available borrowing capacity under its domestic and foreign lines of credit as of December 31, 2006.

The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, limitations on incurring additional debt, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. The Company was in compliance with all of the short-term and long-term debt covenants at December 31, 2006.

The weighted average interest rate for short-term borrowings was 4.40% and 3.21% at December 31, 2006 and 2005, respectively, and their fair values approximated carrying value given their short-term nature. These average interest rates are composed of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.

For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For non-public fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and the length to maturity for the debt. The estimated fair value of debt at December 31, 2006 and 2005 was $2.7 billion and $4.4 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows. See Note 21. Derivative Financial Instruments for additional discussion regarding the Company’s interest rate swap agreements.

Note 15.	Other Liabilities

Other liabilities consisted of the following (in millions):

	December 31,
	2006	2005

Deferred gains on asset sales	$1,178	$240
SPG point liability	277	215
Deferred income on VOI and residential sales	161	68
Benefit plan liabilities	74	77
Insurance reserves	73	75
Other	165	176

	$1,928	$851

Note 16.	Discontinued Operations

Summary financial information for discontinued operations is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Income Statement Data
Operating income (loss)	$—	$(2)	$—
Income tax benefit	$—	$1	$—
Loss from operations, net of tax	$—	$(1)	$—
(Loss) gain on disposition, net of tax	$(2)	$—	$26

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2006, the loss on disposition represents a $2 million tax assessment associated with the disposition of the Company’s former gaming business in 1999.

For the year ended December 31, 2005, the loss from operations represents a $2 million sales and use tax assessment related to periods prior to the Company’s disposal of its gaming business in 1999, offset by a $1 million income tax benefit related to this business.

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

Note 17.	Employee Benefit Plans

Adoption of SFAS No. 158.  On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, which were previously netted against the plan’s funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table (in millions). The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Application of SFAS No. 158.”

	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	Prior to	Effect of		Prior to	Effect of		Prior to	Effect of
	Adopting	Adopting		Adopting	Adopting		Adopting	Adopting
	SFAS	SFAS	As	SFAS	SFAS	As	SFAS	SFAS	As
	No. 158	No. 158	Reported	No. 158	No. 158	Reported	No. 158	No. 158	Reported

Other assets	$—	$—	$—	$—	$1	$1	$—	$—	$—
Accrued expenses	$—	$1	$1	$—	$—	$—	$—	$—	$—
Deferred income taxes	$—	$—	$—	$—	$2	$2	$—	$1	$1
Other liabilities	$18	$(2)	$16	$24	$12	$36	$17	$(5)	$12
Accumulated other comprehensive income	$(4)	$1	$(3)	$(38)	$(12)	$(50)	$—	$5	$5

Included in accumulated other comprehensive income at December 31, 2006 is unrecognized actuarial losses of $48 million ($36 million, net of tax) that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2007 is $2 million ($2 million, net of tax).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Defined Benefit and Postretirement Benefit Plans.  The Company and its subsidiaries sponsor or previously sponsored numerous funded and unfunded domestic and international pension plans. All defined benefit plans covering U.S. employees are frozen. Certain plans covering non-U.S. employees remain active.

As a result of annuity purchases and lump sum distributions from our domestic pension plans, the Company recorded net settlement gains (losses) of approximately $(0.1) million, $(0.3) million and $2 million during the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following table sets forth the projected benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation of the Company’s defined benefit pension and postretirement benefit plans at December 31, 2006 and 2005 (in millions):

	Pension
	Benefits		Foreign Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005	2006		2005

Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$16	$16	$187	$156		$23		$27
Service cost	—	—	4	4		—		—
Interest cost	1	1	10	8		1		1
Actuarial loss (gain)	1	—	(3)	13		(3)		(3)
Acquisitions	—	—	—	26		—		—
Settlements and curtailments	—	—	(2)	(7)		—		—
Effect of foreign exchange rates	—	—	11	(8)		—		—
Benefits paid	(1)	(1)	(8)	(5)		(2)		(2)
Adjustment to pension plans acquired	—	—	(3)	—		—		—

Benefit obligation at end of year	$17	$16	$196	$187		$19		$23

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$129	$110		$9		$11
Actual return on plan assets, net of expenses	—	—	16	12		—		—
Reimbursement of benefit payments	—	—	—	—		—		(2)
Employer contribution	1	1	16	6		2		3
Acquisitions	—	—	—	19		—		—
Settlements and curtailments	—	—	—	(7)		—		—
Effect of foreign exchange rates	—	—	8	(6)		—		—
Asset transfer	—	—	—	—		(2)		—
Benefits paid	(1)	(1)	(8)	(5)		(2)		(3)

Fair value of plan assets at end of year	$—	$—	$161	$129		$7		$9

Funded status	$(17)	$(16)	$(35)	$(58)		$(12)		$(14)

Accumulated benefit obligation	$17	$16	$181	$166	$	N/A	$	N/A

The underfunded status of the plans of $1 million and $64 million at December 31, 2006 is recognized in the accompanying consolidated balance sheet in accrued expenses and other liabilities, respectively. The overfunded

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

status of the plan of $1 million at December 31, 2006 is recognized in other assets in the Company’s consolidated balance sheet.

The following table reconciles the funded status to the amounts recognized in the Company’s consolidated balance sheet at December 31, 2005 (in millions):

	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits

Funded status	$(16)	$(58)	$(14)
Unrecognized net actuarial loss (gain)	2	60	(3)
Unrecognized prior service cost	—	(2)	—

Net amount recognized at end of year	$(14)	$—	$(17)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(18)	$(39)	$(17)
Accumulated other comprehensive income	4	39	N/A

Net amount recognized at end of year	$(14)	$—	$(17)

Increase (decrease) in additional minimum liability included in accumulated other comprehensive income	$—	$11	N/A

All domestic pension plans are frozen plans, where employees do not accrue additional benefits. Therefore, at December 31, 2006 and 2005, the projected benefit obligation is equal to the accumulated benefit obligation. In March 2006, the Company elected to freeze its pension plans in the United Kingdom. Its other foreign pension plans are not frozen, and accordingly, at December 31, 2006 and 2005, the accumulated benefit obligation for the foreign pension plans was $181 million and $166 million, respectively.

The following table presents the components of net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Pension			Foreign Pension			Postretirement
	Benefits			Benefits			Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Service cost	$—	$—	$—	$4	$4	$4	$—	$—	$—
Interest cost	1	1	1	10	8	8	1	1	2
Expected return on plan assets	—	—	—	(9)	(8)	(8)	(1)	(1)	(1)
Amortization of actuarial loss	—	—	—	3	3	3	—	—	—

SFAS No. 87 cost/SFAS No. 106 cost	1	1	1	8	7	7	—	—	1

SFAS No. 88 settlement and curtailment gain	—	—	(2)	(3)	—	—	—	—	—

Net periodic benefit cost (income)	$1	$1	$(1)	$5	$7	$7	$—	$—	$1

For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5% for 2009 and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would have approximately a $0.3 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension		Foreign Pension		Postretirement
	Benefits		Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Discount rate	5.75%	5.50%	5.46%	5.09%	5.74%	5.49%
Rate of compensation increase	N/A	N/A	3.90%	3.60%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension			Foreign Pension			Postretirement
	Benefits			Benefits			Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	5.51%	5.99%	5.09%	5.49%	5.87%	5.49%	5.50%	6.25%
Rate of compensation increase	N/A	N/A	N/A	3.60%	3.62%	3.74%	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	6.00%	6.91%	7.10%	7.02%	7.50%	8.00%	8.00%

A number of factors were considered in the determination of the expected return on plan assets. These factors included current and expected allocation of plan assets, the investment strategy, historical rates of return and Company and investment expert expectations for investment performance over approximately a ten year period.

The weighted average asset allocations at December 31, 2006 and 2005 for the Company’s defined benefit pension and postretirement benefit plans and the Company’s current target asset allocation ranges are as follows:

	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	Target	Percentage of Plan Assets		Target	Percentage of Plan Assets		Target	Percentage of Plan Assets
	Allocation	2006	2005	Allocation	2006	2005	Allocation	2006	2005

Equity securities	N/A	N/A	N/A	59%	59%	64%	60%	75%	67%
Debt securities	N/A	N/A	N/A	40%	39%	32%	40%	25%	33%
Cash and other	N/A	N/A	N/A	1%	2%	4%	0%	0%	0%

				100%	100%	100%	100%	100%	100%

The investment objective of the foreign pension plans and postretirement benefit plan is to seek long-term capital appreciation and current income by investing in a diversified portfolio of equity and fixed income securities with a moderate level of risk. At December 31, 2006, all remaining domestic pension plans are unfunded plans.

The Company expects to contribute approximately $1 million to its domestic pension plans, approximately $11 million to its foreign pension plans, and approximately $2 million to the postretirement benefit plan in 2007. The following table represents the Company’s expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits

2007	$1	$7	$2
2008	$1	$7	$2
2009	$1	$7	$2
2010	$1	$7	$2
2011	$1	$8	$2
2012 - 2016	$7	$52	$7

Defined Contribution Plans.  The Company and its subsidiaries sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a voluntary

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

defined contribution plan allowing participation by employees on U.S. payroll who meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the plan subject to certain maximum limits. The plan also contains provisions for matching contributions to be made by the Company, which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $25 million in 2006, $22 million in 2005 and $20 million in 2004.

Multi-Employer Pension Plans.  Certain employees are covered by union sponsored multi-employer pension plans. Pursuant to agreements between the Company and various unions, contributions of $8 million in 2006, $11 million in 2005 and $10 million in 2004 were made by the Company and charged to expense.

Note 18.	Leases and Rentals

The Company leases certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2014 and generally are for a fixed amount each month. In addition, several of the Company’s hotels are subject to leases of land or building facilities from third parties, which extend for varying periods through 2089 and generally contain fixed and variable components, including a 25-year building lease of the Westin Dublin hotel in Dublin, Ireland (20 years remaining under the lease) with fixed annual payments of $3 million and a building lease of the W Times Square hotel in New York City which has a term of 25 years (20 years remaining under the lease) with fixed annual lease payments of $16 million. The variable components of leases of land or building facilities are based on the operating profit of the related hotels.

In June 2004, the Company entered into an agreement to lease the W Barcelona hotel in Spain, which is in the process of being constructed with an anticipated opening date of December 2009. The term of this lease is 15 years with annual fixed rent payments which range from approximately 7 million euros to 9 million euros. In conjunction with entering into this lease, the Company made a 9 million euro guarantee to the lessor that it will not terminate the lease prior to the lease commencement date. At the lease commencement date, the Company must provide a letter of credit to the lessor for 9 million euros as security for the first three years of rent. This letter of credit would supersede the Company’s guarantee once the hotel opens.

The Company’s minimum future rents at December 31, 2006 payable under non-cancelable operating leases with third parties are as follows (in millions):

2007	$66
2008	$65
2009	$62
2010	$62
2011	$58
Thereafter	$762

Rent expense under non-cancelable operating leases consisted of the following (in millions):

	Year Ended December 31,
	2006	2005	2004
Minimum rent	$76	$80	$72
Contingent rent	11	19	14
Sublease rent	(4)	(7)	(6)

	$83	$92	$80

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.	Stockholders’ Equity

Share Repurchases.  In May 2006, the Board of Directors of the Company authorized the repurchase of up to an additional $600 million of Corporation Shares under the Company’s existing Corporation Share repurchase authorization (the “Share Repurchase Authorization”). During the year ended December 31, 2006, the Company repurchased 21.7 million Shares and Corporation Shares at a total cost of $1.263 billion. Pursuant to the Share Repurchase Authorization, through December 31, 2006, Starwood has repurchased 59.4 million Shares and Corporation Shares in the open market for an aggregate cost of $2.7 billion. As of December 31, 2006, approximately $380 million remains available under the Share Repurchase Authorization.

Disposition of the Trust.  As part of the Host Transaction, the Company sold the Class A Shares of the Trust, and shareholders sold the Class B Shares of the Trust. As this sale involved a transaction with Starwood’s shareholders, the book value of the Trust associated with this sale was treated as a non-reciprocal transaction with owners and was removed through retained earnings up to the amount of retained earnings that existed at the sale date with the remaining balance reducing additional paid-in capital. See Notes 1 and 5 for additional information on the Host Transaction.

Exchangeable Preferred Shares.  During 1998, 6.3 million shares of Class A EPS, 5.5 million shares of Class B EPS and approximately 800,000 limited partnership units of the SLT Realty Limited Partnership (the “Realty Partnership”) and SLC Operating Limited Partnership (the “Operating Partnership”) were issued by the Trust and Corporation in connection with the acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates.

On March 15, 2006, the Company completed the redemption of the remaining 25,000 outstanding shares of Class B EPS for approximately $1 million in cash. On April 10, 2006, when the Company consummated the first phase of the Host Transaction, holders of Class A EPS received from Host $0.503 in cash and 0.6122 shares of Host common stock. Also in connection with the Host Transaction, the Company redeemed all of the Class A EPS (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. The Operating Partnership units are convertible into Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Shares. For the year ended December 31, 2006, the Company redeemed approximately 926,000 Operating Partnership units for approximately $56 million in cash, and there were approximately 179,000 of these units outstanding at December 31, 2006.

Note 20.  Stock-Based Compensation

In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long Term Incentive Compensation Plan (“2002 LTIP”) and provides for the purchase of Shares by directors, officers, employees, consultants and advisors, pursuant to equity award grants. Although no additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long Term Incentive Compensation Plan or the Company’s 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate award pool for non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 2004 LTIP at December 31, 2006 was approximately 70 million (with options counted as one share and restricted stock and performance units counted as 2.8 shares).

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, no stock-based employee compensation cost related to stock options was reflected in 2005 or 2004 net income, as options granted to employees under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Under the modified prospective method of adoption selected by the Company, compensation cost recognized in 2006 is the same as that which would have

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

been recognized had the recognition provisions of SFAS No. 123(R) been applied from its original effective date. The following table illustrates the effect on net income and earnings per Share if the Company had applied the fair value based method to all outstanding and unvested stock-based employee compensation awards in each period. The Company has included the estimated impact of reimbursements from third parties.

	Year Ended December 31,
	2006	2005	2004
	(In millions, except per Share data)

Net income, as reported	$1,043	$422	$395
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects of $36, $12 and $6	67	19	10
Deduct: SFAS No. 123 compensation cost, net of related tax effects of $36, $37, and $34	(67)	(69)	(65)

Proforma net income	$1,043	$372	$340

Earnings per Share:
Basic, as reported	$4.91	$1.95	$1.91

Basic, proforma	$4.91	$1.72	$1.64

Diluted, as reported	$4.69	$1.88	$1.84

Diluted, proforma	$4.69	$1.65	$1.59

The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans than a Black-Scholes model and therefore, for all options granted subsequent to January 1, 2005, the Company changed its option pricing model from the Black-Scholes model to a lattice model.

Lattice model weighted average assumptions:

	Year Ended December 31,
	2006	2005

Dividend yield	1.41%	1.80%
Volatility:
Near term	26%	25%
Long term	40%	40%
Expected life	6 yrs	6 yrs
Yield curve:
6 month	4.68%	2.80%
1 year	4.66%	2.98%
3 year	4.58%	3.45%
5 year	4.53%	3.66%
10 year	4.58%	4.08%

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Black Scholes model weighted average assumptions:

Year Ended
December 31,
2004

Dividend yield	2.5%
Volatility	42%
Risk-free rate	3.2%
Expected life	6 yrs

The dividend yield is estimated based on historical data for the 12-month period immediately prior to the date of the grant.

The estimated volatility is based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options. The weighted average volatility was 31.3% at December 31, 2006.

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

The following table summarizes stock option activity for the Company:

	Options	Weighted Average Exercise
	(in millions)	Price Per Share(1)

Outstanding at December 31, 2003	39.3	$32.01
Granted	8.7	39.18
Exercised	(13.2)	28.73
Forfeited	(1.4)	36.90

Outstanding at December 31, 2004	33.4	34.98
Granted	4.5	59.14
Exercised	(11.1)	36.63
Forfeited	(1.9)	41.57

Outstanding at December 31, 2005	24.9	38.09
Granted	2.4	59.55
Exercised	(12.3)	30.74
Adjustment in connection with the Host Transaction	5.0	33.26
Forfeited	(0.8)	40.87

Outstanding at December 31, 2006	19.2	$35.40

Exercisable at December 31, 2006	10.0	$28.93

(1)	For option activity prior to the consummation of the first phase of the Host Transaction on April 10, 2006, the adjustment made to the exercise price in connection with the Host Transaction is not reflected.

The weighted-average fair value per option for options granted during 2006, 2005 and 2004 was $16.12, $17.23 and $13.78, respectively, and the service period is typically four years. The total intrinsic value of options exercised during 2006, 2005 and 2004 was approximately $370 million, $257 million and $199 million,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

respectively, resulting in tax benefits of approximately $128 million, $88 million and $67 million, respectively. As of December 31, 2006, there was approximately $47 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 1.15 years on a straight-line basis for 2006 and future grants and using an accelerated recognition method for grants prior to January 1, 2006.

The following table summarizes information about outstanding stock options at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining		Number
	Outstanding	Contractual Life	Weighted Average	Exercisable	Weighted Average
Range of Exercise Prices	(in millions)	in Years	Exercise Price	(in millions)	Exercise Price

$12.28 — $20.36	3.6	3.78	$19.78	3.6	$19.79
$20.36 — $31.49	3.7	4.34	$29.12	3.6	$29.14
$31.49 — $31.71	3.9	5.13	$31.71	0.9	$31.71
$31.71 — $48.13	1.4	3.40	$40.27	1.0	$41.65
$48.13 — $48.39	3.8	6.11	$48.39	0.8	$48.39
$48.39 — $61.04	2.8	7.08	$49.04	0.1	$49.12

$12.28 — $61.04	19.2	5.07	$35.40	10.0	$28.93

In April 2006, as part of the Host Transaction, the Company depaired its Corporation Shares and Class B Shares. As a result, the number of the Company’s options and their strike prices have been adjusted as discussed in Note 2.

The aggregate intrinsic value of outstanding options as of December 31, 2006 was $530 million. The aggregate intrinsic value of exercisable options as of December 31, 2006 was $338 million. The weighted-average contractual life of exercisable options was 4.16 years as of December 31, 2006.

The Company recognizes compensation expense equal to the fair market value of the stock on the date of issuance for restricted stock and restricted stock unit grants over the service period. The service period is typically three years except in the case of restricted shares or units issued in lieu of a portion of an annual cash bonus where the vesting period is typically in equal installments over a two year period. Compensation expense of approximately $56 million, $31 million and $16 million, net of reimbursements from third parties, was recorded during 2006, 2005 and 2004, respectively, related to restricted stock awards.

At December 31, 2006 and 2005 there were approximately $103 million (net of estimated forfeitures) and $53 million, respectively, in unamortized compensation cost related to restricted stock and restricted stock units. The weighted average remaining term was 1.52 years for restricted stock grants outstanding at December 31, 2006. The aggregate intrinsic value of restricted stock converted and distributed during 2006 was $7 million.

In accordance with SFAS No. 123(R), the deferred compensation line on the Company’s consolidated balance sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. In 2006 the amount previously included in the deferred compensation line was reversed through additional paid-in capital.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s restricted stock activity during 2006:

	Number of
	Restricted	Weighted Average
	Stock Units	Grant Date Value
	(in millions)	Per Share

Outstanding at December 31, 2005	1.9	$51.91
Granted	2.4	$57.84
Distributed	(0.1)	$23.81
Adjustment in connection with the Host Transaction	0.9	$55.70
Forfeited	(0.4)	$47.25

Outstanding at December 31, 2006	4.7	$46.21

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

For the purchase periods prior to June 1, 2005, the purchase price was equal to 85% of the lower of (a) the fair market value of Shares on the day of the beginning of the offering period or (b) the fair market value of Shares on the date of purchase. Effective June 1, 2005, the purchase price is equal to 95% of the fair market value of Shares on the date of purchase. Approximately 115,000 Shares were issued under the ESPP during the year ended December 31, 2006 at purchase prices ranging from $50.60 to $60.96. Approximately 257,000 Shares were issued under the ESPP during the year ended December 31, 2005 at purchase prices ranging from $45.19 to $57.48. Approximately 334,000 Shares were issued under the ESPP during the year ended December 31, 2004 at purchase prices ranging from $29.66 to $37.91.

Note 21.	Derivative Financial Instruments

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rate fluctuations on the results of operations, cash flows and the market value of the Company’s debt. At December 31, 2006, the Company had no outstanding interest rate swap agreements under which the Company pays a fixed rate and receives a variable rate of interest.

In March 2004, the Company terminated certain interest rate swap agreements, with a notional amount of $1 billion under which the Company was paying floating rates and receiving fixed rates of interest (“Fair Value Swaps”), resulting in a $33 million cash payment to the Company. The proceeds were used for general corporate purposes and will result in a reduction of the interest expense on the corresponding underlying debt (Sheraton Holding Public Debt and Senior Notes) through 2007, the scheduled maturity of the terminated Fair Value Swaps. In order to adjust its fixed versus floating rate debt position, the Company immediately entered into two new Fair Value Swaps.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The new Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The aggregate notional amount of the Fair Value Swaps was $300 million at December 31, 2006. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was a liability of approximately $22 million at December 31, 2006 and is included in other liabilities in the Company’s consolidated balance sheet.

From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At December 31, 2006, the Company had no Foreign Currency Hedges outstanding.

The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 22.	Related Party Transactions

The Company on occasion made loans to employees, including executive officers, prior to August 23, 2002, principally in connection with home purchases upon relocation. As of December 31, 2006, approximately $1 million in loans to five employees were outstanding. All of these loans were non-interest bearing, and the majority were home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Theodore W. Darnall, a former executive officer, received a home loan in connection with relocation in 1996 and 1998 (original balance of $750,000 ($150,000 bridge loan in 1996 and $600,000 home loan in 1998)). Mr. Darnall repaid $600,000 in 2003. As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Mr. Darnall in 1996 vested at a price for tax purposes of $53 per Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executive could be required to sell all of the Shares acquired by him to cover income taxes, in April 1999 the Company made an interest-bearing loan at 5.67% to Mr. Darnall of approximately $416,000 to cover the taxes payable. Mr. Darnall’s loan was repaid in 2004. The balance of the bridge loan was repaid in 2006 when Mr. Darnall left the Company.

Brett Gellein is Director, Acquisitions and Pre-Development for Starwood Vacation Ownership. Mr. Gellein’s salary and bonus were $86,769 for 2005 and $99,201 for 2006. Brett Gellein is the son of Raymond Gellein, who is Chairman of the Board and Chief Executive Officer of Starwood Vacation Ownership and President of the Real Estate Group.

Note 23.	Commitments and Contingencies

The Company had the following contractual obligations outstanding as of December 31, 2006 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Unconditional purchase obligations(a)	$184	$60	$78	$42	$4
Other long-term obligations	4	—	—	3	1

Total contractual obligations	$188	$60	$78	$45	$5

(a)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company had the following commercial commitments outstanding as of December 31, 2006 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$148	$148	$—	$—	$—
Hotel loan guarantees(1)	51	10	41	—	—

Total commercial commitments	$199	$158	$41	$—	$—

(1)	Excludes fair value of guarantees which are reflected in the Company’s consolidated balance sheet.

Variable Interest Entities.  Of the over 780 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 25 hotels that it has a variable interest in. For those ventures in which the Company holds a variable interest, the Company determined that it was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $14 million and $70 million at December 31, 2006 and 2005, respectively. Equity investments and other types of investments related to VIEs totaled $18 million and $64 million, respectively, at December 31, 2006 and $12 million and $62 million, respectively, at December 31, 2005.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $55 million at December 31, 2006. The Company evaluates these loans for impairment, and at December 31, 2006, believes these loans are collectible. Unfunded loan commitments aggregating $29 million were outstanding at December 31, 2006, of which $1 million are expected to be funded in 2007 and $11 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $105 million of equity and other potential contributions associated with managed or joint venture properties, $23 million of which is expected to be funded in 2007.

During 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt which was capped at $40 million, a debt service guarantee during the term of the senior debt, which was limited to the interest expense on the amounts drawn under such debt and principal amortization and a completion guarantee for this project. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying consolidated balance sheets at December 31, 2006 and 2005. In January 2007 this hotel was sold and the senior debt was repaid in full. As such, the Company does not expect to fund under these guarantees. In addition, the $28 million in mezzanine loans and other investments, together with accrued interest, was repaid in full.

Surety bonds issued on behalf of the Company at December 31, 2006 totaled $122 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. At December 31, 2006, excluding the Le Méridien management agreement mentioned below, the Company had six management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2007. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair value of this guarantee of $6 million is reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2006. The Company does not anticipate losing a significant number of management or franchise contracts in 2007.

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

On August 19, 2004, Intelnet filed a notice of appeal with respect to the First Suit. On May 9, 2006, oral argument was held in the Superior Court of New Jersey, Appellate Division (“Appellate Division”) on Intelnet’s appeal of the decision in the First Suit. On August 4, 2006, the Appellate Division issued its opinion relating to the First Suit, affirming the trial court’s rulings in favor of the Company that dismissed all of Intelnet’s claims. Intelnet elected not to appeal the Appellate Division’s decision to the New Jersey Court of Appeals. A final judgment in

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

favor of the Company and against Intelnet in the First Suit has been entered. By virtue of the agreement between the parties discussed above, the BRC Action is now also finally resolved. The Company presently anticipates no further litigation by Intelnet relating to the First Suit or the BRC Litigation.

Starwood Asia Pacific Management Pte Ltd and Starwood Hotels and Resorts Worldwide, Inc. are Defendants in Suit No. 961 of 2002/C commenced by Asia Hotel Investments Ltd (“AHIL”) in the High Court of Singapore. In connection with its interest in the acquisition of a majority stake in a hotel in Bangkok, Thailand, AHIL considered Starwood as a potential operator of the hotel and the parties signed a Confidentiality and Non-Circumvention Agreement (the “AHIL Agreement”) in December of 2001. The AHIL Agreement placed certain restrictions on Starwood’s dealings as they related to the hotel. AHIL proved unsuccessful in its acquisition attempt and Starwood was contacted by the successful bidder to manage the hotel as a Westin and a management contract was signed. AHIL is alleging that the new owner of the majority stake could not have completed the acquisition of that stake without an agreement by Starwood to operate the hotel as a Westin and that Starwood’s agreement to do so was in violation of the AHIL Agreement.

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

The hearing of the assessment of damages concluded in the first quarter of 2006, and closing submissions were delivered by both parties in the second quarter of 2006. It is expected that the court’s decision on the assessment of damages will be delivered in the first quarter of 2007. Starwood does not expect the resolution of this matter will have a material adverse effect on the consolidated results of operations, financial position or cash flows.

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

Collective Bargaining Agreements.  At December 31, 2006, approximately 38% of the Company’s U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are satisfactory.

Environmental Matters.  The Company is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations. Such laws often impose liability

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Captive Insurance Company.  Estimated insurance claims payable at December 31, 2006 and 2005 were $94 million and $95 million, respectively. At December 31, 2006 and 2005, standby letters of credit amounting to $132 million and $103 million, respectively, had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company.

ITT Industries.  In 1995, the former ITT Corporation, renamed ITT Industries, Inc. (“ITT Industries”), distributed to its stockholders all of the outstanding shares of common stock of ITT Corporation, then a wholly owned subsidiary of ITT Industries (the “Distribution”). In connection with this Distribution, ITT Corporation, which was then named ITT Destinations, Inc., changed its name to ITT Corporation. Subsequent to the acquisition of ITT Corporation in 1998, the Company changed the name of ITT Corporation to Sheraton Holding Corporation.

For purposes of governing certain of the ongoing relationships between the Company and ITT Industries after the Distribution and spin-off of ITT Corporation and to provide for an orderly transition, the Company and ITT Industries have entered into various agreements including a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. The Company may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements. As discussed in Note 1, as part of the Host Transaction, the Company sold the shares of Sheraton Holding to Host. In connection with this transaction, the Company entered into an indemnification agreement with Host for certain obligations including those associated with the Distribution. Based on available information, management does not believe that these matters would have a material impact on the consolidated results of operations, financial position or cash flows.

Note 24.	Business Segment and Geographical Information

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

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains (losses) on the sale of real estate, restructuring and other special (charges) credits, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segments (in millions):

	2006	2005	2004

Revenues:
Hotel	$4,863	$4,995	$4,656
Vacation ownership and residential	1,116	982	712

Total	$5,979	$5,977	$5,368

Operating income:
Hotel	$828	$792	$664
Vacation ownership and residential	253	215	142

Total segment operating income	1,081	1,007	806
Selling, general, administrative and other	(222)	(172)	(190)
Restructuring and other special (charges) credits, net	(20)	(13)	37

Operating income	839	822	653
Gain on sale of VOI notes receivable	—	25	14
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	46	51	24
Vacation ownership and residential	15	13	8
Interest expense, net	(215)	(239)	(254)
Loss on asset dispositions and impairments, net	(3)	(30)	(33)

Income from continuing operations before taxes and minority interest	$682	$642	$412

Depreciation and amortization:
Hotel	$251	$352	$372
Vacation ownership and residential	16	13	11
Corporate	39	42	48

Total	$306	$407	$431

Assets:
Hotel(a)	$6,877	$10,854
Vacation ownership and residential(b)	1,698	1,433
Corporate(c)	705	207

Total	$9,280	$12,494

(a) Includes $314 million and $300 million of investments in unconsolidated joint ventures at December 31, 2006 and 2005, respectively.
(b) Includes $43 million and $30 million of investments in unconsolidated joint ventures at December 31, 2006 and 2005, respectively.
(c) Includes $26 million and $3 million of investments in unconsolidated joint ventures at December 31, 2006 and 2005, respectively.
Capital expenditures:
Hotel	$245	$318	$245
Vacation ownership and residential	78	95	34
Corporate	48	51	54

Total	$371	$464	$333

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents revenues and long-lived assets by geographical region (in millions):

	Revenues			Long-Lived Assets
	2006	2005	2004	2006	2005
	(In millions)

United States	$4,580	$4,656	$4,157	$2,765	$4,490
Italy	375	450	434	455	826
All other international	1,024	871	777	1,049	1,657

Total	$5,979	$5,977	$5,368	$4,269	$6,973

Other than Italy, there were no individual international countries, which comprised over 10% of the total revenues of the Company for the years ended December 31, 2006, 2005 or 2004, or 10% of the total long-lived assets of the Company as of December 31, 2006 or 2005.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 25.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per Share data)

2006
Revenues	$1,441	$1,505	$1,461	$1,572	$5,979
Costs and expenses	$1,286	$1,300	$1,251	$1,303	$5,140
Income from continuing operations	$77	$680	$155	$203	$1,115
Discontinued operations	$—	$—	$—	$(2)	$(2)
Cumulative effect of accounting change, net of tax	$(72)	$—	$—	$2	$(70)
Net income	$5	$680	$155	$203	$1,043
Earnings per Share:
Basic —
Income from continuing operations	$0.35	$3.16	$0.73	$0.98	$5.25
Discontinued operations	$—	$—	$—	$(0.01)	$(0.01)
Cumulative effect of accounting change	$(0.33)	$—	$—	$—	$(0.33)
Net income	$0.02	$3.16	$0.73	$0.97	$4.91
Diluted —
Income from continuing operations	$0.34	$3.01	$0.71	$0.94	$5.01
Discontinued operations	$—	$—	$—	$(0.01)	$(0.01)
Cumulative effect of accounting change	$(0.32)	$—	$—	$—	$(0.31)
Net income	$0.02	$3.01	$0.71	$0.93	$4.69
2005
Revenues	$1,406	$1,559	$1,496	$1,516	$5,977
Costs and expenses	$1,258	$1,309	$1,282	$1,306	$5,155
Income from continuing operations	$79	$145	$40	$159	$423
Discontinued operations	$—	$—	$(1)	$—	$(1)
Net income	$79	$145	$39	$159	$422
Earnings per Share:
Basic —
Income from continuing operations	$0.37	$0.67	$0.19	$0.72	$1.95
Discontinued operations	$—	$—	$(0.01)	$—	$—
Net income	$0.37	$0.67	$0.18	$0.72	$1.95
Diluted —
Income from continuing operations	$0.36	$0.65	$0.18	$0.70	$1.88
Discontinued operations	$—	$—	$(0.01)	$—	$—
Net income	$0.36	$0.65	$0.17	$0.70	$1.88

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)
		Charged	Charged
	Balance	to/reversed	to/from Other	Payments/	Balance
	January 1,	from Expenses	Accounts(a)	Other	December 31,

2006
Trade receivables — allowance for doubtful accounts	$50	$(1)	$3	$(3)	$49
Notes receivable — allowance for doubtful accounts	$81	$26	$7	$(40)	$74
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$30	$(4)	$—	$(14)	$12
2005
Trade receivables — allowance for doubtful accounts	$58	$9	$4	$(21)	$50
Notes receivable — allowance for doubtful accounts	$81	$(3)	$10	$(7)	$81
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$29	$13	$(1)	$(11)	$30
2004
Trade receivables — allowance for doubtful accounts	$53	$8	$2	$(5)	$58
Notes receivable — allowance for doubtful accounts	$85	$17	$(10)	$(11)	$81
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$77	$(37)	$—	$(11)	$29
(a) Charged to/from other accounts:

	Trade and Notes
	Receivable —	Restructuring
	Allowance for	and Other
	Doubtful Accounts	Special Charges

2006
Other assets	$9	$—
Accrued expenses	1	—

Total charged to/from other accounts	$10	$—

2005
Accounts receivable	$—	$(1)
Other assets	14	—

Total charged to/from other accounts	$14	$(1)

2004
Other assets	$(5)	$—
Other liabilities	(3)	—

Total charged to/from other accounts	$(8)	$—

S-1