Form 10-Q
period 2007-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2007-05-07
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007

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

215,102,824 shares of common stock, par value $0.01 per share, outstanding as of April 30, 2007.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 27, 2007. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2007.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except Share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$183	$183
Restricted cash	284	329
Accounts receivable, net of allowance for doubtful accounts of $55 and $49	600	593
Inventories	602	566
Prepaid expenses and other	152	139

Total current assets	1,821	1,810
Investments	463	436
Plant, property and equipment, net	3,783	3,831
Assets held for sale	2	2
Goodwill and intangible assets, net	2,287	2,302
Deferred tax assets	583	518
Other assets	389	381

	$9,328	$9,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$797	$805
Accounts payable	179	179
Accrued expenses	973	955
Accrued salaries, wages and benefits	310	383
Accrued taxes and other	172	139

Total current liabilities	2,431	2,461
Long-term debt	1,809	1,827
Deferred income taxes	30	31
Other liabilities	1,928	1,928

	6,198	6,247

Minority interest	24	25
Commitments and contingencies
Stockholders’ equity:
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 214,991,493 and 213,484,439 shares at March 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	2,244	2,286
Accumulated other comprehensive loss	(245)	(228)
Retained earnings	1,105	948

Total stockholders’ equity	3,106	3,008

	$9,328	$9,280

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues
Owned, leased and consolidated joint venture hotels	$559	$822
Vacation ownership and residential sales and services	232	194
Management fees, franchise fees and other income	192	132
Other revenues from managed and franchised properties	448	293

	1,431	1,441
Costs and Expenses
Owned, leased and consolidated joint venture hotels	436	640
Vacation ownership and residential	179	165
Selling, general, administrative and other	116	106
Restructuring and other special (credits) charges, net	(2)	9
Depreciation	67	68
Amortization	6	5
Other expenses from managed and franchised properties	448	293

	1,250	1,286
Operating income	181	155
Equity earnings and gains and losses from unconsolidated ventures, net	12	6
Interest expense, net of interest income of $7 and $6	(32)	(97)
Gain on asset dispositions and impairments, net	11	25

Income from continuing operations before taxes and minority equity	172	89
Income tax expense	(51)	(14)
Minority equity in net loss	2	2

Income from continuing operations	123	77
Discontinued operations:
Loss on dispositions, net of tax expense of $1 and $0	(1)	—
Cumulative effect of accounting change, net of tax	—	(72)

Net income	$122	$5

Earnings (Loss) Per Share — Basic
Continuing operations	$0.58	$0.35
Discontinued operations	—	—
Cumulative effect of accounting change	—	(0.33)

Net income	$0.58	$0.02

Earnings (Loss) per Share — Diluted
Continuing operations	$0.56	$0.34
Discontinued operations	—	—
Cumulative effect of accounting change	—	(0.32)

Net income	$0.56	$0.02

Weighted average number of Shares	211	215

Weighted average number of Shares assuming dilution	219	225

Distributions declared per Share	$—	$0.42

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net income	$122	$5
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(17)	2
Unrealized holding gains	—	2

	(17)	4

Comprehensive income	$105	$9

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating Activities
Net income	$122	$5
Adjustments to net income:
Discontinued operations:
Loss on dispositions, net	1	—
Depreciation and amortization	73	73
Amortization of deferred gains	(20)	(7)
Gain on asset dispositions and impairments, net	(11)	(25)
Cumulative effect of accounting change	—	72
Stock-based compensation expense	25	23
Excess stock-based compensation tax benefit	(30)	(26)
Equity earnings, net of distributions	(9)	(3)
Other non-cash adjustments to net income	(4)	(6)
Decrease in restricted cash	47	12
Other changes in working capital	(49)	(23)
VOI notes receivable activity, net	(48)	(65)
Accrued and deferred income taxes and other	61	89

Cash from operating activities	158	119

Investing Activities
Purchases of plant, property and equipment	(63)	(113)
Proceeds from asset sales, net	39	268
Collection of notes receivable, net	12	46
Acquisitions, net of acquired cash	—	(1)
Purchases of investments, net	(7)	(6)
Other, net	15	10

Cash from (used for) investing activities	(4)	204

Financing Activities
Revolving credit facility and short-term borrowings, net	(27)	1,105
Long-term debt repaid	(1)	(1,020)
Dividends and distributions paid	(90)	(230)
Proceeds from employee stock option exercises	104	149
Excess stock-based compensation tax benefit	30	26
Share repurchases	(165)	(471)
Other, net	(6)	(20)

Cash used for financing activities	(155)	(461)

Exchange rate effect on cash and cash equivalents	1	1

Decrease in cash and cash equivalents	—	(137)
Cash and cash equivalents — beginning of period	183	897

Cash and cash equivalents — end of period	$183	$760

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3	$55

Income taxes, net of refunds	$15	$41

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, which prior to April 10, 2006 included Starwood Hotels & Resorts (the “Trust”). All references to “Starwood” or the “Company” refer to the Corporation, the Trust and their respective subsidiaries, collectively through April 7, 2006.

Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of approximately 900 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

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

Pursuant to a reorganization in 1999, the Trust became a subsidiary of the Corporation, which indirectly held all outstanding shares of the new Class A shares of beneficial interest of the Trust (“Class A Shares”). In the 1999 reorganization, each Trust Share was converted into one share of the new non-voting Class B Shares of beneficial interest in the Trust (a “Class B Share”). Prior to the Host Transaction discussed below, the Corporation Shares and the Class B Shares traded together on a one-for-one basis, consisting of one Corporation Share and one Class B Share (the “Shares”).

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

On April 10, 2006, in connection with the Host Transaction, certain subsidiaries of Host acquired the Trust and Sheraton Holding Corporation (“Sheraton Holding”) from the Corporation. As part of the Host Transaction, among other things, (i) a subsidiary of Host was merged with and into the Trust, with the Trust surviving as a subsidiary of Host, (ii) all the capital stock of Sheraton Holding was sold to Host and (iii) a subsidiary of Host was merged with and into SLT Realty Limited Partnership (the “Realty Partnership”) with the Realty Partnership surviving as a subsidiary of Host.

Note 2.	Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 159 will have on the consolidated financial statements.

In November 2006, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 states that the adequacy of the buyer’s initial and continuing investment under SFAS No. 66 should be assessed in determining

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007. The cumulative effect of applying EITF 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact, if any, that the adoption of EITF 06-8 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “Benefit Plans”) to recognize the funded status of their Benefit Plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 has been applied prospectively and does not impact the Company’s prior year financial statements. The provisions of SFAS No. 158 regarding the change in the measurement date of Benefit Plans are not applicable as the Company currently uses a measurement date of December 31 for its pension plan.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company adopted FIN 48 on January 1, 2007 and recorded an increase of approximately $35 million as a cumulative effect adjustment to the beginning balance of retained earnings. See Note 14 for additional information.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 changes SFAS No. 140 by requiring that Mortgage Servicing Rights (“MSRs”) be initially recognized at their fair value and by providing the option to either: (1) carry MSRs at fair value with changes in fair value recognized in earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS No. 140. This option may be applied by class of servicing asset or liability. The Company adopted SFAS No. 156 on January 1, 2007. As the Company’s servicing agreements are negotiated at arms-length based on market conditions, the Company has not recognized any servicing assets or liabilities. As such, SFAS No. 156 has no impact on the Company.

In December 2004, the FASB issued SFAS No. 123(R), which requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair value. Proforma disclosure is no longer an alternative. In accordance with the transition rules, the Company adopted SFAS No. 123(R) effective January 1, 2006 under the modified prospective method. The Company recorded

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9 million and $12 million of stock option expense in the three months ended March 31, 2007 and 2006, respectively, net of the estimated impact of reimbursements from third parties.

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

The Company adopted SFAS No. 152 on January 1, 2006 and recorded a charge of $72 million, net of a $44 million tax benefit, in cumulative effect of accounting change in the three months ended March 31, 2006. In the fourth quarter of 2006, the Company revised its tax benefit related to the cumulative effect of accounting change to $46 million, resulting in a net charge of $70 million for the full year 2006.

Note 3.	Earnings Per Share

The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Three Months Ended March 31,
	2007			2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$123	211	$0.58	$77	215	$0.35
Effect of dilutive securities:
Employee options and restricted stock awards	—	8		—	7
Convertible debt	—	—		—	2
Exchangeable preferred shares	—	—		—	1

Diluted earnings from continuing operations	$123	219	$0.56	$77	225	$0.34

Approximately 278,000 Shares and 2,723,000 Shares were excluded from the computation of diluted Shares for the three months ended March 31, 2007 and 2006, respectively, as their impact would have been anti-dilutive.

On March 15, 2006, the Company completed the redemption of the remaining 25,000 shares of Class B Exchangeable Preferred Shares (“Class B EPS”) for approximately $1 million. For the period prior to the redemption date, approximately 20,000 shares of Class B EPS are included in the computation of basic Shares for the three months ended March 31, 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2006, the Company completed the redemption of the remaining 562,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”). These shares are included in the computation of basic Shares for the three months ended March 31, 2006.

Prior to June 5, 2006, the Company had contingently convertible debt, the terms of which allowed for the Company to redeem such instruments in cash or Shares. The Company, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” utilized the if-converted method to calculate dilution once certain trigger events were met. One of the trigger events for the Company’s contingently convertible debt was met during the first quarter of 2006 when the closing sale price per Share was $60 or more for a specified length of time. On May 5, 2006, the Company gave notice of its intention to redeem the convertible debt on June 5, 2006. Under the terms of the convertible indenture, prior to this redemption date, the note holders had the right to convert their notes into Shares at the stated conversion rate. Under the terms of the indenture, the Company settled conversions by paying the principal portion of the notes in cash and the excess amount of the conversion spread in Corporation Shares. For the three months ended March 31, 2006, approximately 2 million Shares were included in the computation of diluted Shares.

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

Note 4.	Restricted Cash

State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of products under construction are held in escrow during the period prior to obtaining a certificate of occupancy. These payments and the deposits collected from sales during the rescission period are the primary components of the Company’s restricted cash balances in its consolidated balance sheets.

Note 5.	Acquisitions

During the first quarter of 2007, the Company entered into a joint venture that acquired the Sheraton Grande Tokyo Bay Hotel. This hotel has been managed by Starwood since its opening and will continue to be operated by Starwood under a long-term management agreement with the joint venture. The Company invested approximately $19 million in this venture in exchange for a 25.1% ownership interest.

Note 6.	Dispositions

In the first quarter of 2007, the Company sold one hotel for approximately $41 million in cash. The Company recorded a gain of approximately $12 million associated with this sale. This gain was offset in part by approximately $1 million of impairment losses, net related to investments in unconsolidated joint ventures.

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

The hotels sold in the first quarters of 2007 and 2006 were encumbered by long-term franchise contracts and, therefore, their operations prior to the sale date are not classified as discontinued operations.

Subsequent to March 31, 2007, the Company entered into a definitive agreement to sell one hotel with a carrying value of approximately $26 million for $19 million in cash and received a significant non-refundable deposit from the buyer. The sale is expected to be completed in the second quarter of 2007.

Note 7.	Assets Held for Sale

In October 2006, Starwood closed on the sale of land near the Montreal Airport to a developer who plans to build two Starwood branded hotels on the site. The purchase agreement contains a provision that may allow, but not obligate, Starwood to repurchase the land for the purchase price it received less a non-refundable amount if the hotels are not built. As a result of this provision, Starwood has not treated this transaction as a sale. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified this asset as held for sale at March 31, 2007 and December 31, 2006.

Note 8.  Other Assets

Other assets include the following (in millions):

	March 31,	December 31,
	2007	2006

VOI notes receivable, net	$271	$242
Other notes receivable, net	36	51
Deposits and other	82	88

	$389	$381

Note 9.	Notes Receivable Securitizations and Sales

From time to time, the Company securitizes or sells, without recourse, its fixed rate VOI notes receivable. To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to special purpose entities (together with the special purpose entities in the next sentence, the “SPEs”) and the SPEs transfer the VOI notes receivable to qualifying special purpose entities (“QSPEs”), as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125.” To accomplish these sales, the Company transfers a pool of VOI notes receivable to SPEs and the SPEs transfer the VOI notes receivable to a third party purchaser. The Company continues to service the securitized and sold VOI notes receivable pursuant to servicing agreements negotiated on an arms-length basis based on market conditions; accordingly, the Company has not recognized any servicing assets or liabilities. All of the Company’s VOI notes receivable securitizations and sales to date have qualified to be, and have been, accounted for as sales in accordance with SFAS No. 140.

With respect to those transactions still outstanding at March 31, 2007, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provide credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With respect to those transactions still outstanding at March 31, 2007, the Retained Interests are classified and accounted for as “available-for-sale” securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 140.

The Company’s securitization agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $5 million and $3 million during the three months ended March 31, 2007 and 2006, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization agreements with new VOI notes receivable, resulting in an insignificant amount of net gains in the three months ended March 31, 2007 and 2006.

At March 31, 2007, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $338 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at March 31, 2007 was approximately $4 million.

Gross credit losses for all VOI notes receivable were $5 million and $4 million during the three months ended March 31, 2007 and 2006, respectively.

The Company received aggregate cash proceeds of $9 million from the Retained Interests during each of the three months ended March 31, 2007 and 2006 and aggregate servicing fees of $1 million related to these VOI notes receivable during each of the three months ended March 31, 2007 and 2006.

At the time of each VOI notes receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.

As of March 31, 2007, the Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at March 31, 2007 was approximately $48 million. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	0.9%
200 basis points-dollars	$0.8
200 basis points-percentage	1.7%
Discount rate:
100 basis points-dollars	$1.0
100 basis points-percentage	2.2%
200 basis points-dollars	$2.0
200 basis points-percentage	4.3%
Gross annual rate of credit losses:
100 basis points-dollars	$7.5
100 basis points-percentage	16.2%
200 basis points-dollars	$14.8
200 basis points-percentage	31.9%

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of March 31, 2007 and December 31, 2006, the Company had total deferred gains of $1.248 billion and $1.258 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $20 million and $7 million in the three months ended March 31, 2007 and 2006, respectively. The increase in the amortization of deferred gains in 2007 is primarily due to deferred gains in connection with the Host Transaction, which was consummated in the second quarter of 2006.

Note 11.	Restructuring and Other Special (Credits) Charges

The Company had remaining accruals related to restructuring charges of $9 million and $11 million, respectively, at March 31, 2007 and December 31, 2006, of which $6 million is included in other liabilities in the accompanying consolidated balance sheets for both periods. The following table summarizes the activity in the restructuring accruals in 2007 (in millions):

	December 31,	Expenses	Cash	Reversal of	March 31,
	2006	Accrued	Payments	Accruals	2007

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	$—	$—	$—	$8
Severance costs related to a corporate restructuring which began in 2005	3	—	(2)	—	1

Total	$11	$—	$(2)	$—	$9

In the three months ended March 31, 2007, the Company recorded net restructuring and other special credits of approximately $2 million primarily related to the refund of premium payments related to the termination of a retired executive officer’s life insurance policy that were previously recorded as a restructuring charge in conjunction with the acquisition of Sheraton Holding (formerly ITT Corporation) in 1998.

In the three months ended March 31, 2006, the Company recorded net restructuring and other special charges of approximately $9 million primarily related to transition costs associated with the purchase of the Le Méridien brand in November 2005.

Note 12.	Derivative Financial Instruments

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At March 31, 2007, the Company has two interest rate swap agreements with an aggregate notional amount of $300 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was a liability of approximately $19 million at March 31, 2007 and is included in other liabilities in the Company’s consolidated balance sheet.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 13.	Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007			2006
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.0	$—	$—	$1.1	$—
Interest cost	0.2	2.7	0.3	0.2	2.3	0.3
Expected return on plan assets	—	(2.6)	(0.1)	—	(2.3)	(0.2)
Actuarial loss (gain)	—	0.5	(0.1)	—	0.8	—

Net period benefit cost	0.2	1.6	0.1	0.2	1.9	0.1

Settlement and curtailment gain	—	—	—	—	(2.5)	—

Net periodic benefit cost (income) after settlements and curtailments	$0.2	$1.6	$0.1	$0.2	$(0.6)	$0.1

During the three months ended March 31, 2007 and 2006, the Company contributed approximately $2 million and $7 million, respectively, to its foreign pension plans. For the remainder of 2007, the Company expects to contribute approximately $1 million to domestic pension plans, $9 million to foreign pension plans and $2 million to postretirement benefit plans.

Note 14.	Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a $35 million cumulative effect adjustment to the beginning balance of retained earnings in the period. Including the cumulative effect adjustment, the Company had approximately $465 million of total unrecognized tax benefits at the beginning of the period, of which $157 million would affect our effective tax rate if recognized. We do not expect any significant increases or decreases to the amount of unrecognized tax benefits within 12 months of March 31, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. The Company had $17 million accrued for the payment of interest and no accrued penalties as of January 1, 2007.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of March 31, 2007, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2002.

Note 15.	Stockholders’ Equity

Share Issuances and Repurchases.  During the three months ended March 31, 2007, the Company issued approximately 3.1 million Corporation Shares as a result of stock option exercises. Also during the first quarter, the Company repurchased approximately 3.2 million Corporation Shares at a total cost of approximately $209 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2007, approximately $171 million remained available under the Company’s share repurchase authorization. In April 2007, the Board of Directors of the Company approved an additional $1 billion of repurchases.

Limited Partnership Units.  During 1998, 6.3 million shares of Class A EPS, 5.5 million shares of Class B EPS and approximately 800,000 limited partnership units of the SLT Realty Limited Partnership (the “Realty Partnership”) and SLC Operating Limited Partnership (the “Operating Partnership”) were issued by the Trust and the Corporation in connection with the acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates. Prior to 2007, the Company redeemed all of the outstanding Class A EPS, Class B EPS and Realty Partnership units.

The Operating Partnership units are convertible into Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Shares. At March 31, 2007, there were approximately 179,000 Operating Partnership units outstanding.

Note 16.	Stock-Based Compensation

In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the first quarter of 2007, the Company completed its annual grant of stock options, restricted stock and restricted stock units to executive officers and certain employees. The Company granted approximately 379,000 stock options that had a weighted average grant date fair value of $20.54 per option. The weighted average exercise price of these options was $65.15. In addition, the Company granted approximately 2,094,000 of restricted stock and restricted stock units that had a weighted average grant date fair value of $65.13 per share or unit.

During the three months ended March 31, 2007 and 2006, the Company recorded stock-based employee compensation expense of $17 million and $15 million, net of related tax effects of $8 million and $8 million, respectively, including the estimated impact of reimbursements from third parties.

As of March 31, 2007, there was approximately $47 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 1.25 years on a straight-line basis for grants made in 2006 and 2007. An accelerated recognition method was utilized for grants made prior to January 1, 2006.

As of March 31, 2007, there was approximately $189 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.95 years on a straight-line basis for restricted stock grants outstanding at March 31, 2007.

Note 17.	Business Segment Information

The Company has two operating segments: hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W®, Le Méridien® and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests and the sale of residential units.

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains on the sale of real estate, restructuring and other special (credits) charges, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Hotel	$1,170	$1,221
Vacation ownership and residential	261	220

Total	$1,431	$1,441

Operating income:
Hotel	$171	$187
Vacation ownership and residential	48	26

Total segment operating income	219	213
Selling, general, administrative and other	(40)	(49)
Restructuring and other special credits (charges), net	2	(9)

Operating income	181	155
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	7	2
Vacation ownership and residential	5	4
Interest expense, net	(32)	(97)
Gain on asset dispositions and impairments, net	11	25

Income from continuing operations before taxes and minority equity	$172	$89

Capital expenditures:
Hotel	$30	$78
Vacation ownership and residential	19	24
Corporate	14	11

Total	$63	$113

	March 31,	December 31,
	2007	2006

Assets:
Hotel(a)	$6,815	$6,877
Vacation ownership and residential(b)	1,738	1,698
Corporate(c)	775	705

Total	$9,328	$9,280

(a)	Includes $336 million and $314 million of investments in unconsolidated joint ventures at March 31, 2007 and December 31, 2006, respectively.

(b)	Includes $51 million and $43 million of investments in unconsolidated joint ventures at March 31, 2007 and December 31, 2006, respectively.

(c)	Includes $27 million and $26 million of investments in unconsolidated joint ventures at March 31, 2007 and December 31, 2006, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Commitments and Contingencies

Variable Interest Entities.  Of the over 780 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 25 hotels that it has a variable interest in. For those ventures in which the Company holds a variable interest, the Company determined that it was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $7 million and $14 million at March 31, 2007 and December 31, 2006, respectively. Equity investments and other types of investments related to VIEs totaled $10 million and $49 million, respectively, at March 31, 2007 and $18 million and $64 million, respectively, at December 31, 2006.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $51 million at March 31, 2007. The Company evaluates these loans for impairment, and at March 31, 2007, believes these loans are collectible. Unfunded loan commitments aggregating $69 million were outstanding at March 31, 2007, of which $1 million are expected to be funded in 2007 and $51 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $109 million of equity and other potential contributions associated with managed or joint venture properties, $27 million of which is expected to be funded in 2007.

During 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which was funded). In January 2007 this hotel was sold and the senior debt was repaid in full. In connection with this sale the $28 million in mezzanine loans and other investments, together with accrued interest, was repaid in full. In accordance with the management agreement, the sale of the hotel also resulted in the payment of a fee to the Company of approximately $18 million, which is included in management fees, franchise fees and other income in the consolidated statement of income in 2007. The Company continues to manage this hotel subject to the pre-existing management agreement.

Surety bonds issued on behalf of the Company as of March 31, 2007 totaled $96 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of March 31, 2007, excluding the Le Méridien management agreement mentioned below, the Company had five management contracts with performance guarantees with possible cash outlays of up to $70 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2007. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair value of this guarantee of $6 million is reflected in other liabilities in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006, respectively. The Company does not anticipate losing a significant number of management or franchise contracts in 2007.

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

In connection with the sale of 33 hotels to Host in 2006, the Company agreed to indemnify Host for certain pre-disposition liabilities, including operations and tax liabilities. At this time, the Company believes that it will not have to make any material payments under such indemnities.

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

In April 2007, the Singapore High Court rendered a judgment in AHIL’s favor and awarded damages in the amount of approximately $4.3 million inclusive of interest. The Company funded the amount awarded in an escrow account pending the resolution of any appeals. The Company is determining whether to appeal.

From time to time in the course of general business activities, the Company becomes involved in legal disputes and proceedings. The Company does not expect the resolution of these matters to have a material adverse affect on the financial position or on the results of operations and cash flows of the Company, except as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 incorporated herein by reference. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

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

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W and Luxury Collection brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement, offset by payments by us under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership and Residential — We recognize revenue from Vacation Ownership Interests (“VOIs”) sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer’s demonstration of a sufficient level of initial and continuing involvement. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold.

•	Revenues From Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

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

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of March 31, 2007 and December 31, 2006 is $432 million and $409 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $63 million to the liability at March 31, 2007.

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

Income Taxes.  We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. As discussed in Note 14, on January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, which prescribes a recognition threshold and measurement attribute to determine the amount of tax benefit that should be recognized in the financial statements for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure requirements of uncertain tax positions. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three months ended March 31, 2007 and 2006.

Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since January 1, 2006, we have sold 46 wholly owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the three months ending March 31, 2007 and 2006 were $559 million and $822 million, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $390 million and $620 million for same periods, respectively). The following represents our top ten markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2007 (with comparable data for 2006):

Top Ten Metropolitan Areas in the United States as a % of Total
Owned Revenues for the Three Months Ended March 31, 2007
with Comparable Data for the Same Period in 2006(1)

Metropolitan Area	2007 Revenues	2006 Revenues

New York, NY	18.5%	18.5%
Phoenix, AZ	13.8%	7.7%
San Francisco, CA	8.7%	4.6%
Maui, HI	7.8%	4.4%
Atlanta, GA	6.9%	6.1%
Houston, TX	4.9%	3.9%
Miami, FL	4.7%	3.5%
Chicago, IL	4.1%	2.5%
Boston, MA	3.9%	7.9%
Poconos, PA	3.8%	2.4%

The following represents our top ten international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2007 (with comparable data for 2006):

Top Ten International Markets as a % of Total
Owned Revenues for the Three Months Ended March 31, 2007
with Comparable Data for the Same Period in 2006(1)

International Market	2007 Revenues	2006 Revenues

Canada	18.0%	11.5%
Mexico	16.6%	13.7%
Italy	13.4%	19.3%
Australia	11.2%	7.7%
United Kingdom	6.6%	8.0%
Argentina	5.8%	4.4%
Austria	5.2%	4.1%
Spain	4.5%	8.5%
Caribbean	4.4%	5.9%
Belgium	3.2%	2.5%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $1.431 billion, a decrease of $10 million when compared to 2006 levels. Revenues reflect a 32.0% decrease in revenues from our owned, leased and consolidated joint venture hotels to $559 million for the three months ended March 31, 2007 when compared to $822 million in the corresponding period of 2006, a 45.5% increase in management fees, franchise fees and other income to $192 million for the three months ended March 31, 2007 when compared to $132 million in the corresponding period of 2006, a 19.6% increase in vacation ownership and residential revenues to $232 million for the three months ended March 31, 2007 when compared to $194 million in the corresponding period of 2006, and an increase of $155 million in other revenues from managed and franchised properties to $448 million for the three months ended March 31, 2007 when compared to $293 million in the corresponding period of 2006.

The decrease in revenues from owned, leased and consolidated joint venture hotels of $263 million was primarily due to lost revenues from 45 wholly owned hotels sold or closed during 2006. These hotels had revenues of $295 million in the three months ended March 31, 2006. The decrease in revenues from sold hotels was partially offset by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (75 hotels for the three months ended March 31, 2007 and 2006, excluding 46 hotels sold and 8 hotels undergoing significant repositionings or without comparable results in 2007 and 2006) increased 7.6%, or $34 million, to $485 million for the three months ended March 31, 2007 when compared to $451 million in the same period of 2006 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 8.1% to $134.73 for the three months ended March 31, 2007 when compared to the corresponding 2006 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to increases in occupancy rates to 67.7% in the three months ended March 31, 2007 when compared to 66.5% in the same period in 2006, and a 6.3% increase in ADR to $199.15 for the three months ended March 31, 2007 compared to $187.38 for the corresponding 2006 period. REVPAR at Same-Store Owned Hotels in North America increased 6.4% for the three months ended March 31, 2007 when compared to the same period of 2006. REVPAR growth was particularly strong at our owned hotels in Toronto, Canada, Kauai, Hawaii, Philadelphia, Pennsylvania and San Francisco, California. REVPAR at our international Same-Store Owned Hotels increased by 11.8% for the three months ended March 31, 2007 when compared to the same period of 2006. REVPAR for Same-Store Owned Hotels internationally increased 6.5% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $60 million was primarily a result of a $45 million increase in management and franchise revenue to $147 million for the three months ended March 31, 2007 due to the addition of new managed and franchised hotels. The increase included approximately $14 million of management and franchise fees from the 33 hotels sold to Host in the second quarter of 2006, as well as approximately $12 million of revenues from the amortization of the deferred gain associated with the Host Transaction. Other income increased $15 million and includes $18 million of income earned in the first quarter of 2007 from our carried interest in a managed hotel that was sold in January 2007. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.

The increase in vacation ownership and residential sales and services of $38 million was primarily due to the revenue recognition from ongoing projects under construction in Hawaii which are being accounted for under percentage of completion accounting. This increase was offset, in part, by a decrease in residential sales as the first quarter of 2007 included $4 million of revenues primarily from the sale of residential units at the St. Regis in New York and the first quarter of 2006 included $39 million in revenues from the sale of residential units at the St. Regis Museum Tower in San Francisco which sold out in 2006.

Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 8.9% in the three months ended March 31, 2007 when compared to the same period in 2006, primarily due to a decline in fractional sales. In the first quarter of 2007, originated fractional sales at the St. Regis Residence Club in New York were $8 million while originated fractional sales in the first quarter of 2006 at both the New York project and the St. Regis Residence Club in Aspen, which sold out in 2006, totaled $22 million.

Other revenues and expenses from managed and franchised properties increased to $448 million from $293 million for the three months ended March 31, 2007 and 2006, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements were made based upon the costs incurred with no added margin, these revenues and corresponding expenses had no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $116 million in the three months ended March 31, 2007 when compared to $106 million in the same period in 2006. The increase was primarily due to investments in our global development capability and costs associated with the launch of our new brands, aloft and Element, as well as the addition of the Le Méridien business.

Restructuring and Other Special (Credits) Charges, Net.  During the three months ended March 31, 2007, we recorded $2 million in net restructuring and other special credits primarily related to the refund of premium payments related to the termination of a retired executive officer’s life insurance policy that were previously recorded as a restructuring charge in conjunction with the acquisition of Sheraton Holding Corporation (formerly ITT Corporation) in 1998.

During the three months ended March 31, 2006, we recorded $9 million in restructuring and other special charges primarily related to transition costs associated with the acquisition of the Le Méridien brand and the related management and franchise business in November 2005.

Depreciation and Amortization.  Depreciation expense decreased $1 million to $67 million during the three months ended March 31, 2007 compared to $68 million in the corresponding period of 2006. We sold or closed 45 wholly owned hotels during 2006. However, the majority of these hotels were classified as held for sale as of December 31, 2005 and consequently, no depreciation was recognized for either the three months ended March 31, 2007 or 2006 for those hotels. The slight decrease in depreciation expense is due to the hotels sold in 2006 that were not classified as held for sale during the first quarter of 2006 offset, in part, by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels over the past 12 months.

Amortization expense increased to $6 million in the three months ended March 31, 2007 compared to $5 million in the corresponding period of 2006.

Operating Income.  Operating income increased 16.8% or $26 million to $181 million for the three months ended March 31, 2007 when compared to $155 million in the same period in 2006, primarily due to the increase in management fees, franchise fees and other income and vacation ownership and residential sales and services discussed above.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures increased to $12 million for the three months ended March 31, 2007 from $6 million in the same period of 2006 primarily due to the impairment of an investment that was recorded in the first quarter of 2006 and improved results for certain unconsolidated joint ventures partially offset by the lost equity earnings from the sale of hotels in unconsolidated joint ventures in 2006.

Net Interest Expense.  Net interest expense decreased to $32 million for the three months ended March 31, 2007 as compared to $97 million in the same period of 2006, primarily due to $37 million of expenses recorded in the first quarter of 2006 related to the early extinguishment of debt in connection with two transactions whereby we defeased and were released from certain debt obligations that allowed us to sell certain hotels that previously served as collateral for such debt. The decrease was also due to interest savings from the reduction of our debt with proceeds from the asset sales discussed earlier and was offset in part by increased interest rates. Our weighted average interest rate was 6.92% at March 31, 2007 versus 6.09% at March 31, 2006.

Gain on Asset Dispositions and Impairments, Net.  During the first quarter of 2007, we recorded a net gain of approximately $11 million primarily related to the gain on the sale of one hotel which was sold subject to a franchise agreement.

During the first quarter of 2006, we recorded a net gain of approximately $30 million primarily related to the sale of five hotels, offset in part by a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in the quarter.

Income Tax Expense.  We recorded income tax expense from continuing operations of $51 million for the three months ended March 31, 2007 compared to an expense of $14 million in the corresponding period of 2006. The effective income tax rate for continuing operations for the first quarter of 2007 was 29.8% compared to 15.8% in the corresponding quarter of 2006, primarily due to the absence, in 2007, of tax benefits associated with the Trust prior to its acquisition by Host in the second quarter of 2006 and an increase in pre-tax income in 2007. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Discontinued Operations

For the three months ended March 31, 2007, the loss on disposition represented a $1 million tax assessment associated with the disposition of our gaming business in 1999.

Cumulative Effect of Accounting Change, Net of Tax

On January 1, 2006, we adopted SFAS No. 152 and in the three months ended March 31, 2006, we recorded a charge of $72 million, net of a $44 million tax benefit, in cumulative effect of accounting change.

Seasonality and Diversification

The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first quarter than in the second, third or fourth quarters.

Same-Store Owned Hotels Results

We continually update and renovate our owned, leased and consolidated joint venture hotels and include these hotels in our Same-Store Owned Hotel results. We also undertake major repositionings of hotels. While undergoing major repositionings, hotels are generally not operating at full capacity and, as such, these repositionings can negatively impact our hotel revenues and are not included in Same-Store Hotel results. We may continue to reposition our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies. In addition, several owned hotels are located in regions which are seasonal and therefore, these hotels do not operate at full capacity throughout the year.

The following table summarizes REVPAR(1), ADR and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2007 and 2006. The results for the three months ended March 31, 2007 and 2006 represent results for 75 owned, leased and consolidated joint venture hotels (excluding 46 hotels sold and 8 hotels undergoing significant repositionings or without comparable results in 2007 and 2006).

	Three Months
	Ended March 31,
	2007	2006	Variance

Worldwide (75 hotels with approximately 25,000 rooms)
REVPAR	$134.73	$124.64	8.1%
ADR	$199.15	$187.38	6.3%
Occupancy	67.7%	66.5%	1.2
North America (44 hotels with approximately 17,000 rooms)
REVPAR	$135.20	$127.08	6.4%
ADR	$198.74	$191.18	4.0%
Occupancy	68.0%	66.5%	1.5
International (31 hotels with approximately 8,000 rooms)
REVPAR	$133.75	$119.59	11.8%
ADR	$200.01	$179.55	11.4%
Occupancy	66.9%	66.6%	0.3

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from operating income from our owned hotels, sales of VOIs and residential units and management and franchise revenues. It is the principal source of cash used to fund our operating expenses, interest payments on debt, capital expenditures, dividend payments and share repurchases. We believe that existing borrowing availability together with capacity for additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments and share repurchases in the foreseeable future.

State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of products under construction are held in escrow during the period prior to obtaining a certificate of occupancy. These payments and the deposits collected from sales during the rescission period are the primary components of our restricted cash balances in our consolidated balance sheets.

We have announced our preliminary intention to redevelop the Sheraton Bal Harbour Beach Resort (“Bal Harbour”). The plans call for demolishing the current hotel and rebuilding a St. Regis Hotel along with branded residences and fractional units. The net book value of the property, plant and equipment used in the current operations of Bal Harbour, excluding land at a cost of $19 million, was $48 million at March 31, 2007. Although the development costs, plans and timing have not yet been finalized, it is reasonably possible that the carrying value or useful life of these assets will be reduced in the event that we proceed with this redevelopment.

Cash Used for Investing Activities

In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $51 million at March 31, 2007. We evaluate these loans for impairment, and at March 31, 2007, believe these loans are collectible. Unfunded loan commitments aggregating $69 million were outstanding at March 31, 2007, of which $1 million are expected to be funded in 2007 and $51 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $109 million of equity and other potential contributions associated with managed or joint venture properties, $27 million of which is expected to be funded in 2007.

During 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which was funded). In January 2007, this hotel was sold and the senior debt was repaid in full. In connection with this sale, the $28 million in mezzanine loans and other investments, together with accrued interest, was repaid in full. In accordance with the management agreement, the sale of the hotel also resulted in the payment of a fee to us of approximately $18 million, which is included in management fees, franchise fees and other income in the consolidated statement of income in 2007. We continue to manage this hotel subject to the pre-existing management agreement.

Surety bonds issued on our behalf as of March 31, 2007 totaled $96 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of March 31, 2007, excluding the Le Méridien management agreement mentioned below, we had five management contracts with performance guarantees with possible cash outlays of up to $70 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2007. In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated our exposure under this guarantee and do not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair value of this guarantee of $6 million is reflected in other liabilities in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006. We do not anticipate losing a significant number of management or franchise contracts in 2007.

In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity. However, at this time, we believe that it is unlikely that we will have to fund any of these liabilities.

In connection with the sale of 33 hotels to Host in 2006, we agreed to indemnify Host for certain pre-disposition liabilities, including operations and tax liabilities. At this time, we believe that we will not have to make any material payments under such indemnities.

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, through the issuance of additional equity or debt securities and from cash generated from operations. Additionally, as previously discussed, we have announced our preliminary intentions to redevelop Bal Harbour. Although development costs, plans and timing have not been finalized, this project will require significant funding from us over the next two to three years.

We periodically review our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on enhancing real estate returns and monetizing investments. In the first quarter of 2007 we sold one hotel for proceeds of approximately $41 million in cash. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of March 31, 2007:

	Amount
	Outstanding at		Interest Rate at	Average
	March 31, 2007(a)		March 31, 2007	Maturity
	(Dollars in millions)			(In years)

Floating Rate Debt
Senior Credit Facility:
Revolving Credit Facility	$416		5.69%	3.9
Mortgages and Other	129		7.36%	1.8
Interest Rate Swaps	300		9.59%

Total/Average	$845		7.33%	3.4

Fixed Rate Debt
Senior Notes	$1,929	(b)	6.85%	4.1
Mortgages and Other	132		7.52%	10.6
Interest Rate Swaps	(300)		7.88%

Total/Average	$1,761		6.73%	4.5

Total Debt
Total Debt and Average Terms	$2,606		6.92%	4.3

(a)	Excludes approximately $558 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes approximately $(18) million at March 31, 2007 of fair value adjustments related to existing and terminated fixed-to-floating interest rate swaps for the Senior Notes.

Fiscal 2007 Developments.  On April 27, 2007 we amended our Revolving Credit Facility to both reduce pricing and increase commitments by $450 million, to a total of $2.250 billion. Of this amount, $375 million will mature on April 27, 2008, and the remaining $1.875 billion will mature in February 2011. On May 1, 2007 we borrowed on our Revolving Credit Facility to finance the redemption of $700 million of the 7.375% Senior Notes. Available borrowings under the Revolving Credit Facility as of May 1, 2007 following the bond redemption were approximately $947 million.

Other.  At March 31, 2007, we had approximately $797 million of our outstanding debt maturing in the next twelve months, of which $700 million was repaid on May 1, 2007 as described above. Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $472 million at March 31, 2007, including $289 million of short-term and long-term restricted cash), available borrowings under the Revolving Credit Facility (approximately $1.237 billion at March 31, 2007, prior to the credit facility amendment discussed above), available borrowing capacity from international revolving lines of credit (approximately $141 million at March 31, 2007), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the three months ending March 31, 2007, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $3 million. Our debt balance is also affected by changes in interest rates as a result of our interest rate swap agreements under which we pay floating rates and receive fixed rates of interest (the “Fair Value Swaps”). The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At March 31, 2007, our debt included a decrease of approximately $18 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap liabilities. At December 31, 2006 our debt included a decrease of approximately $17 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap liabilities.

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

We had the following contractual obligations outstanding as of March 31, 2007 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Debt	$2,604	$797	$45	$428	$1,334
Capital lease obligations(1)	2	—	—	—	2
Operating lease obligations	1,056	70	148	124	714
Unconditional purchase obligations(2)	163	56	66	37	4
Other long-term obligations	4	—	—	3	1

Total contractual obligations	$3,829	$923	$259	$592	$2,055

(1)	Excludes sublease income of $2 million.

(2)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of March 31, 2007 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$147	$147	$—	$—	$—

We repurchased 3.2 million Corporation Shares for an average price of $64.32 per share in the open market during the three months ended March 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We repurchased the following Corporation Shares during the three months ended March 31, 2007:

				Maximum Number (or
				Approximate Dollar
	Total		Total Number of Shares	Value) of Shares that
	Number of	Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	for Share	Plans or Programs	Programs (in millions)

January	24,400	$59.90	24,400	$379
February	158,600	$64.87	158,600	$368
March	3,063,900	$64.33	3,063,900	$171

Total	3,246,900	$64.32	3,246,900

In April 2007, the Board of Directors of the Company approved an additional $1 billion of repurchases under our existing Share repurchase authorization.

Item 6.	Exhibits.

10.1	Third Amendment dated as of April 27, 2007, to the Credit Agreement, dated as of February 10, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2007).
10.2	Agreement and General Release, dated as of March 31, 2007, between the Company and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.3	Agreement and General Release, dated as of March 16, 2007, between the Company and Javier Benito.(1)
10.4	Form of Restricted Stock Unit Agreement between the Company and Bruce W. Duncan.(1)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

By:	/s/ Bruce W. Duncan
Bruce W. Duncan
Chairman, Chief Executive Officer and Director

By:	/s/ Alan M. Schnaid
Alan M. Schnaid
Senior Vice President, Corporate Controller and Principal Accounting Officer

Date: May 4, 2007

INDEX TO EXHIBITS

10.1	Third Amendment dated as of April 27, 2007, to the Credit Agreement, dated as of February 10, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2007).
10.2	Agreement and General Release, dated as of March 31, 2007, between the Company and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.3	Agreement and General Release, dated as of March 16, 2007, between the Company and Javier Benito.(1)
10.4	Form of Restricted Stock Unit Agreement between the Company and Bruce W. Duncan.(1)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(1)

(1)	Filed herewith.