Form 10-Q
period 2007-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2007-08-03
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

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

209,813,178 shares of common stock, par value $0.01 per share, outstanding as of July 30, 2007.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 27, 2007. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2007.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except Share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$274	$183
Restricted cash	287	329
Accounts receivable, net of allowance for doubtful accounts of $64 and $49	564	593
Inventories	626	566
Prepaid expenses and other	170	139

Total current assets	1,921	1,810
Investments	445	436
Plant, property and equipment, net	3,787	3,831
Assets held for sale	2	2
Goodwill and intangible assets, net	2,287	2,302
Deferred tax assets	586	518
Other assets	433	381

	$9,461	$9,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$100	$805
Accounts payable	184	179
Accrued expenses	929	955
Accrued salaries, wages and benefits	330	383
Accrued taxes and other	102	139

Total current liabilities	1,645	2,461
Long-term debt	2,932	1,827
Deferred income taxes	31	31
Other liabilities	1,904	1,928

	6,512	6,247

Minority interest	24	25
Commitments and contingencies
Stockholders’ equity:
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 209,829,801 and 213,484,439 shares at June 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	1,876	2,286
Accumulated other comprehensive loss	(203)	(228)
Retained earnings	1,250	948

Total stockholders’ equity	2,925	3,008

	$9,461	$9,280

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Owned, leased and consolidated joint venture hotels	$634	$674	$1,193	$1,496
Vacation ownership and residential sales and services	274	234	506	428
Management fees, franchise fees and other income	196	174	388	306
Other revenues from managed and franchised properties	468	423	916	716

	1,572	1,505	3,003	2,946
Costs and Expenses
Owned, leased and consolidated joint venture hotels	461	492	897	1,132
Vacation ownership and residential	201	184	380	349
Selling, general, administrative and other	130	121	246	227
Restructuring and other special charges, net	49	3	47	12
Depreciation	67	72	134	140
Amortization	7	5	13	10
Other expenses from managed and franchised properties	468	423	916	716

	1,383	1,300	2,633	2,586
Operating income	189	205	370	360
Equity earnings and gains and losses from unconsolidated ventures, net	34	32	46	38
Interest expense, net of interest income of $3, $3, $10 and $9	(36)	(50)	(68)	(147)
(Loss) gain on asset dispositions and impairments, net	(8)	(6)	3	19

Income from continuing operations before taxes and minority equity	179	181	351	270
Income tax (expense) benefit	(33)	501	(84)	487
Minority equity in net (income) loss	(1)	(2)	1	—

Income from continuing operations	145	680	268	757
Discontinued operations:
Loss on dispositions, net of tax expense of $0, $0, $1 and $0	—	—	(1)	—
Cumulative effect of accounting change, net of tax	—	—	—	(72)

Net income	$145	$680	$267	$685

Earnings (Loss) Per Share — Basic
Continuing operations	$0.69	$3.16	$1.28	$3.51
Discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	(0.33)

Net income	$0.69	$3.16	$1.28	$3.18

Earnings (Loss) per Share — Diluted
Continuing operations	$0.67	$3.01	$1.23	$3.34
Discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	(0.32)

Net income	$0.67	$3.01	$1.23	$3.02

Weighted average number of Shares	208	215	209	215

Weighted average number of Shares assuming dilution	216	226	217	227

Distributions declared per Share	$—	$—	$—	$0.42

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$145	$680	$267	$685
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	41	41	24	43
Recognition of accumulated foreign currency translation adjustments on sold hotels	—	29	—	29
Pension adjustments	1	—	1	2
Unrealized holding losses	—	(1)	—	(1)

	42	69	25	73

Comprehensive income	$187	$749	$292	$758

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended
	June 30,
	2007	2006

Operating Activities
Net income	$267	$685
Adjustments to net income:
Discontinued operations:
Loss on dispositions, net	1	—
Depreciation and amortization	147	150
Amortization of deferred gains	(40)	(23)
Non-cash portion of restructuring and other special charges (credits), net	47	(4)
Gain on asset dispositions and impairments, net	(3)	(19)
Cumulative effect of accounting change	—	72
Stock-based compensation expense	45	46
Excess stock-based compensation tax benefit	(42)	(51)
Equity earnings, net of distributions	(8)	(27)
Non-cash portion of income tax expense (benefit)	(5)	(486)
Other non-cash adjustments to net income	22	22
Decrease (increase) in restricted cash	45	(27)
Other changes in working capital	(50)	(162)
VOI notes receivable activity, net	(115)	(122)
Accrued and deferred income taxes and other	4	76

Cash from operating activities	315	130

Investing Activities
Purchases of plant, property and equipment	(146)	(197)
Proceeds from asset sales, net	81	1,410
Collection of notes receivable, net	36	55
Acquisitions, net of acquired cash	(72)	(1)
Proceeds from investments, net	37	88
Other, net	9	(10)

Cash (used for) from investing activities	(55)	1,345

Financing Activities
Revolving credit facility and short-term borrowings, net	100	270
Long-term debt issued	1,000	—
Long-term debt repaid	(703)	(1,531)
Dividends and distributions paid	(90)	(276)
Proceeds from employee stock option exercises	163	264
Excess stock-based compensation tax benefit	42	51
Share repurchases	(679)	(776)
Other, net	(7)	(79)

Cash used for financing activities	(174)	(2,077)

Exchange rate effect on cash and cash equivalents	5	11

Increase (decrease) in cash and cash equivalents	91	(591)
Cash and cash equivalents — beginning of period	183	897

Cash and cash equivalents — end of period	$274	$306

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$85	$155

Income taxes, net of refunds	$106	$92

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 159 will have on the consolidated financial statements.

In November 2006, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 states that the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adequacy of the buyer’s initial and continuing investment under SFAS No. 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007. The cumulative effect of applying EITF 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact, if any, that the adoption of EITF 06-8 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “Benefit Plans”) to recognize the funded status of their Benefit Plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The provisions of SFAS No. 158 regarding the change in the measurement date of Benefit Plans are not applicable as the Company currently uses a measurement date of December 31 for its pension plan. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 has been applied prospectively and does not impact the Company’s financial statements for periods prior to December 31, 2006.

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

The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Three Months Ended June 30,
	2007			2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$145	208	$0.69	$680	215	$3.16
Effect of dilutive securities:
Employee options and restricted stock awards	—	8		—	9
Convertible debt	—	—		—	2

Diluted earnings from continuing operations	$145	216	$0.67	$680	226	$3.01

	Six Months Ended June 30,
	2007			2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$268	209	$1.28	$757	215	$3.51
Effect of dilutive securities:
Employee options and restricted stock awards	—	8		—	10
Convertible debt	—	—		—	2

Diluted earnings from continuing operations	$268	217	$1.23	$757	227	$3.34

Approximately 418,000 and 2,798,000 equity awards for the three months ended June 30, 2007 and 2006 and 282,000 and 2,284,000 equity awards for the six months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted Shares as their impact would have been anti-dilutive.

Note 4.	Acquisitions

During the second quarter of 2007, the Company purchased the Sheraton Steamboat Resort & Conference Center for approximately $58 million from a joint venture in which the Company holds a 10% interest. The sale resulted in the recognition of a gain by the joint venture, and the Company’s portion of the gain was approximately $7 million, which was recorded as a reduction in the basis of the assets purchased by the Company.

During the first quarter of 2007, the Company entered into a joint venture that acquired the Sheraton Grande Tokyo Bay Hotel. This hotel has been managed by the Company since its opening and will continue to be operated by the Company under a long-term management agreement with the joint venture. The Company invested approximately $19 million in this venture in exchange for a 25.1% ownership interest.

Note 5.	Dispositions

In the second quarter of 2007, the Company sold three hotels in multiple transactions for approximately $42 million in cash. The Company recorded a loss of approximately $29 million associated with these sales. This loss was offset in part by a gain of approximately $15 million primarily on the sale of assets in which the Company

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years.

In the first quarter of 2007, the Company sold one hotel for approximately $41 million in cash. The Company recorded a gain of approximately $12 million associated with this sale. This gain was offset in part by approximately $1 million of impairment losses, net related to investments in unconsolidated joint ventures.

During the second quarter of 2006, the Company consummated the Host Transaction whereby subsidiaries of Host acquired 33 properties and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust. The stock and cash transaction was valued at approximately $4.1 billion, including debt assumption (based on Host’s closing stock price on April 7, 2006 of $20.53). In connection with the transaction, Starwood shareholders received approximately $2.8 billion in the form of Host common stock valued at $2.68 billion and $119 million in cash for their Class B shares. Based on Host’s closing price on April 7, 2006, this consideration had a per - Class B share value of $13.07. Starwood directly received approximately $1.293 billion of consideration, including $1.155 billion in cash, $77 million in debt assumption and $61 million in Host common stock. In addition, the Corporation assumed from its subsidiary, Sheraton Holding, debentures with a principal balance of $600 million. As the sale of the Class B shares involved a transaction with Starwood’s shareholders, the book value of the Trust associated with this sale was treated as a non-reciprocal transaction with owners and was removed through retained earnings up to the amount of retained earnings that existed at the sale date with the remaining balance reducing additional paid in capital. This portion of the transaction was treated as a non-cash exchange by Starwood and, consequently, was excluded from the consolidated statement of cash flows. The portion of the transaction between the Company and Host was recorded as a disposition under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As Starwood sold these hotels subject to long-term management contracts, the calculated gain on the sale of approximately $962 million has been deferred and is being amortized over the initial management contract term of 20 years. The Company sold all of the Host common stock in the second quarter of 2006 and recorded a net gain of approximately $1 million.

In the six months ended June 30, 2006, the Company sold six additional hotels in multiple transactions for approximately $324 million in cash. The Company recorded a net gain of approximately $33 million associated with these sales. This net gain was partially offset by a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in 2006.

Also during the six months ended June 30, 2006, the Company recorded an impairment charge of $6 million related to a hotel which was sold in the third quarter of 2006 and an impairment charge of $11 million related to the Sheraton hotel in Cancun, Mexico that was damaged by Hurricane Wilma in 2005 and has since been completely demolished in order to build additional vacation ownership units. These impairment charges were offset in part by a $7 million gain as a result of insurance proceeds received primarily for the Westin Cancun as reimbursement for property damage caused by the same storm.

The hotels sold in the six months ended June 30, 2007 and 2006 were generally encumbered by long-term management or franchise contracts and, therefore, their operations prior to the sale date are not classified as discontinued operations.

Note 6.	Assets Held for Sale

In October 2006, Starwood closed on the sale of land near the Montreal Airport to a developer who plans to build two Starwood branded hotels on the site. The purchase agreement contains a provision that may allow, but not obligate, Starwood to repurchase the land for the purchase price it received less a non-refundable amount if the hotels are not built. As a result of this provision, Starwood has not treated this transaction as a sale. In accordance with SFAS No. 144, the Company classified this asset as held for sale at June 30, 2007 and December 31, 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.  Other Assets

Other assets include the following (in millions):

	June 30,	December 31,
	2007	2006

VOI notes receivable, net	$313	$242
Other notes receivable, net	39	51
Deposits and other	81	88

	$433	$381

Note 8.	Notes Receivable Securitizations and Sales

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

With respect to those transactions still outstanding at June 30, 2007, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provide credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at June 30, 2007, the Retained Interests are classified and accounted for as “available-for-sale” securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 140.

The Company’s securitization agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $5 million and $10 million during the three and six months ended June 30, 2007 and $3 million and $6 million during the three and six months ended June 30, 2006, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization agreements with new VOI notes receivable, resulting in an insignificant amount of net gains in the three and six months ended June 30, 2007 and 2006.

At June 30, 2007, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $318 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at June 30, 2007 was approximately $4 million.

Gross credit losses for all VOI notes receivable were $7 million and $12 million during the three and six months ended June 30, 2007 and $4 million and $8 million during the three and six months ended June 30, 2006, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received aggregate cash proceeds of $9 million and $18 million from the Retained Interests during the three and six months ended June 30, 2007 and $8 million and $17 million during the three and six months ended June 30, 2006, respectively. The Company received aggregate servicing fees of $1 million and $2 million related to these VOI notes receivable during the three and six months ended June 30, 2007 and $1 million and $2 million during the three and six months ended June 30, 2006, respectively.

At the time of each VOI notes receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.

As of June 30, 2007, the Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at June 30, 2007 was approximately $46 million. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	0.8%
200 basis points-dollars	$0.7
200 basis points-percentage	1.6%
Discount rate:
100 basis points-dollars	$0.9
100 basis points-percentage	2.1%
200 basis points-dollars	$1.9
200 basis points-percentage	4.2%
Gross annual rate of credit losses:
100 basis points-dollars	$7.0
100 basis points-percentage	15.7%
200 basis points-dollars	$13.8
200 basis points-percentage	30.8%

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	June 30,	December 31,
	2007	2006

Senior Credit Facility:
Revolving Credit Facility, interest rates ranging from 4.92% to 6.84% at June 30, 2007, maturing 2011	$544	$435
Term loans, interest at LIBOR + 0.45% (5.77% at June 30, 2007), maturing 2009 and 2010	1,000	—
Senior Notes, interest at 7.875%, maturing 2012 (at December 31, 2006, also had interest at 7.375%, maturing 2007)	774	1,481
Sheraton Holding public debt, interest at 7.375%, maturing in 2015	449	449
Mortgages and other, interest rates ranging from 5.19% to 8.56%, various maturities	265	267

	3,032	2,632
Less current maturities	(100)	(805)

Long-term debt	$2,932	$1,827

On April 27, 2007 the Company amended its Revolving Credit Facility to both reduce pricing and increase commitments by $450 million, to a total of $2.250 billion. Of this amount, $375 million will mature on April 27, 2008, and the remaining $1.875 billion will mature in February 2011. On May 1, 2007, the Company borrowed on the Revolving Credit Facility to finance the redemption of $700 million of the 7.375% Senior Notes.

On June 29, 2007, the Company entered into a credit agreement that provides for two term loans of $500 million each. One term loan matures on June 29, 2009, and the other matures on June 29, 2010. Each loan has a current interest rate of LIBOR + 0.45%. Proceeds from these loans were used to repay balances under the existing Revolving Credit Facility, which remains in effect. The Company may prepay the outstanding aggregate principal amount, in whole or in part, at any time. The covenants in this credit agreement are the same as those in the Company’s existing Revolving Credit Facility.

Note 10.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of June 30, 2007 and December 31, 2006, the Company had total deferred gains of $1.231 billion and $1.258 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $20 million and $40 million in the three and six months ended June 30, 2007 and $16 million and $23 million in the three and six months ended June 30, 2006, respectively. The increase in the amortization of deferred gains in 2007 is primarily due to deferred gains in connection with the Host Transaction, which was consummated in the second quarter of 2006.

Note 11.	Restructuring and Other Special Charges, Net

In the three months ended June 30, 2007, the Company recorded net restructuring and other special charges of approximately $49 million primarily related to the Company’s redevelopment of the Sheraton Bal Harbour Beach Resort (“Bal Harbour”). The Company plans to demolish the current hotel and rebuild a St. Regis hotel along with branded residences and fractional units. Bal Harbour was closed for business on July 1, 2007, and the majority of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees were terminated. The Company has recorded the following expenses in 2007 related to Bal Harbour in restructuring and other special charges (in millions):

Accelerated depreciation of the hotel’s property, plant & equipment	$46
Accrued severance costs	2
Accrual for asbestos abatement	1

Total	$49

The Company expects to incur additional costs of approximately $5 million later in 2007 and in the first half of 2008 primarily related to the demolition of the hotel. The Company expects that the demolition will be completed by mid-2008.

In the first quarter of 2007, the Company recorded net restructuring and other special credits of $2 million primarily related to the refund of premium payments related to the termination of a retired executive officer’s life insurance policy that were previously recorded as a restructuring charge in conjunction with the acquisition of Sheraton Holding (formerly ITT Corporation) in 1998.

In the three and six months ended June 30, 2006, the Company recorded net restructuring and other special charges of approximately $3 million and $12 million, respectively, primarily related to transition costs associated with the purchase of the Le Méridien brand in November 2005.

The Company had remaining accruals related to restructuring charges of $12 million and $11 million, respectively, at June 30, 2007 and December 31, 2006, of which $6 million is included in other liabilities in the accompanying consolidated balance sheets for both periods. The following table summarizes the activity in the restructuring accruals in 2007 (in millions):

	December 31,	Expenses	Cash	Reversal of	June 30,
	2006	Accrued	Payments	Accruals	2007

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	$—	$—	$—	$8
Severance costs related to a corporate restructuring which began in 2005	3	—	(2)	—	1
Severance costs related to the Bal Harbour redevelopment	—	2	—	—	2
Bal Harbour asbestos abatement	—	1	—	—	1

Total	$11	$3	$(2)	$—	$12

Note 12.	Derivative Financial Instruments

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At June 30, 2007, the Company has two interest rate swap agreements with an aggregate notional amount of $300 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was a liability of approximately $24 million at June 30, 2007 and is included in other liabilities in the Company’s consolidated balance sheet.

From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2007, the Company had four Foreign Currency Hedges outstanding with a U.S. dollar equivalent contractual amount of approximately $63 million. These contracts, which mature in September 2007, hedge certain liabilities denominated in Euros, U.S. dollars, Thai baht, and Singapore dollars which are held by subsidiaries of the Company that utilize functional currencies other than those in which the liabilities are denominated. Changes in the fair value of the hedging instrument are classified in the same manner as changes in the underlying liability due to fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedges at June 30, 2007 was insignificant.

The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 13.	Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,
	2007			2006
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.0	$—	$—	$1.1	$—
Interest cost	0.3	2.7	0.2	0.2	2.3	0.3
Expected return on plan assets	—	(2.6)	(0.1)	—	(2.3)	(0.2)
Actuarial loss (gain)	—	0.5	—	—	0.8	—

Net period benefit cost	0.3	1.6	0.1	0.2	1.9	0.1

	Six Months Ended June 30,
	2007			2006
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$2.0	$—	$—	$2.2	$—
Interest cost	0.5	5.4	0.5	0.4	4.6	0.6
Expected return on plan assets	—	(5.2)	(0.2)	—	(4.6)	(0.4)
Actuarial loss (gain)	—	1.0	(0.1)	—	1.6	—

Net period benefit cost	0.5	3.2	0.2	0.4	3.8	0.2

Settlement and curtailment gain	—	—	—	—	(2.5)	—

Net periodic benefit cost after settlements and curtailments	$0.5	$3.2	$0.2	$0.4	$1.3	$0.2

During the three and six months ended June 30, 2007, the Company contributed approximately $8 million and $10 million, respectively, to its foreign pension plans. During the three and six months ended June 30, 2006, the Company contributed approximately $2 million and $9 million, respectively, to its foreign pension plans. For the remainder of 2007, the Company expects to contribute approximately $1 million to domestic pension plans, $1 million to foreign pension plans and $2 million to postretirement benefit plans.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a $35 million cumulative effect adjustment to the beginning balance of retained earnings in 2007. The total amount of unrecognized tax benefits as of June 30, 2007 was $469 million, of which $159 million would affect the Company’s effective tax rate if recognized. The Company does not expect any significant increases or decreases to the amount of unrecognized tax benefits within 12 months of June 30, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2007, the Company had $24 million accrued for the payment of interest and no accrued penalties.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of June 30, 2007, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2002.

Note 15.	Stockholders’ Equity

Share Issuances and Repurchases.  During the six months ended June 30, 2007, the Company issued approximately 5 million Corporation Shares as a result of stock option exercises. Also during the first six months of 2007, the Company repurchased approximately 10 million Corporation Shares at a total cost of approximately $679 million. In April 2007, the Board of Directors of the Company approved an additional $1 billion of repurchases and, as of June 30, 2007, approximately $701 million remained available under the Company’s share repurchase authorization.

Limited Partnership Units.  At June 30, 2007, there were approximately 179,000 SLC Operating Limited Partnership (the “Operating Partnership”) units outstanding. The Operating Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Corporation Shares.

Note 16.	Stock-Based Compensation

In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, in the six months ended June 30, 2007, the Company granted approximately 469,000 stock options that had a weighted average grant date fair value of $20.50 per option. The weighted average exercise price of these options was $65.45. In addition, the Company granted approximately 2,245,000 restricted stock and restricted stock units that had a weighted average grant date fair value of $65.26 per share or unit.

The Company recorded stock-based employee compensation expense, including the estimated impact of reimbursements from third parties, of $20 million and $23 million in the three months ended June 30, 2007 and 2006 and $45 million and $46 million in the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was approximately $40 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 1.12 years on a straight-line basis for grants made in 2006 and 2007.

As of June 30, 2007, there was approximately $171 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.87 years on a straight-line basis for restricted stock grants outstanding at June 30, 2007.

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

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains (losses) on asset dispositions and impairments, restructuring and other special charges, and income taxes. The Company does not allocate these items to its segments.

The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Hotel	$1,268	$1,244	$2,438	$2,465
Vacation ownership and residential	304	261	565	481

Total	$1,572	$1,505	$3,003	$2,946

Operating income:
Hotel	$224	$221	$395	$408
Vacation ownership and residential	71	45	119	71

Total segment operating income	295	266	514	479
Selling, general, administrative and other	(57)	(58)	(97)	(107)
Restructuring and other special charges, net	(49)	(3)	(47)	(12)

Operating income	189	205	370	360
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	31	29	38	31
Vacation ownership and residential	3	3	8	7
Interest expense, net	(36)	(50)	(68)	(147)
(Loss) gain on asset dispositions and impairments, net	(8)	(6)	3	19

Income from continuing operations before taxes and minority equity	$179	$181	$351	$270

Capital expenditures:
Hotel	$116	$66	$146	$144
Vacation ownership and residential	19	7	38	31
Corporate	10	11	24	22

Total	$145	$84	$208	$197

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2007	2006

Assets:
Hotel(a)	$6,892	$6,903
Vacation ownership and residential(b)	1,817	1,698
Corporate	752	679

Total	$9,461	$9,280

(a)	Includes $345 million and $340 million of investments in unconsolidated joint ventures at June 30, 2007 and December 31, 2006, respectively.

(b)	Includes $54 million and $43 million of investments in unconsolidated joint ventures at June 30, 2007 and December 31, 2006, respectively. Also includes $46 million and $51 million of Retained Interests at June 30, 2007 and December 31, 2006, respectively.

Note 18.	Commitments and Contingencies

Variable Interest Entities.  Of the over 800 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 25 hotels in which it has a variable interest. For those ventures in which the Company holds a variable interest, the Company determined that it was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $7 million and $14 million at June 30, 2007 and December 31, 2006, respectively. Equity investments and other types of investments related to VIEs totaled $10 million and $50 million, respectively, at June 30, 2007 and $18 million and $64 million, respectively, at December 31, 2006.

Leases.  In June 2007, the Company entered into an agreement to lease the St. Regis Hotel, Osaka. The term of this lease is 29 years beginning upon the opening of the hotel, which is expected in 2010. The Company will pay a percentage of its gross operating revenues as rent, subject to a minimum threshold each year. The Company accounts for this lease as an operating lease.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $29 million at June 30, 2007. The Company evaluates these loans for impairment, and at June 30, 2007, believes these loans are collectible. Unfunded loan commitments aggregating $69 million were outstanding at June 30, 2007, of which $51 million are expected to be funded. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $100 million of equity and other potential contributions associated with managed or joint venture properties, $27 million of which is expected to be funded in 2007.

During 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which was funded). In January 2007 this hotel was sold and the senior debt was repaid in full. In connection with this sale the $28 million in mezzanine loans and other investments, together with accrued interest, was repaid in full. In accordance with the management agreement, the sale of the hotel also resulted in the payment of a fee to the Company of approximately $18 million, which is included in management fees, franchise fees and other income in the consolidated statement of income in the six months ended June 30, 2007. The Company continues to manage this hotel subject to the pre-existing management agreement.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Surety bonds issued on behalf of the Company as of June 30, 2007 totaled $89 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of June 30, 2007, excluding the Le Méridien management agreement mentioned below, the Company had five management contracts with performance guarantees with possible cash outlays of up to $70 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2007. The Company does not anticipate losing a significant number of management or franchise contracts in 2007.

In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair value of this guarantee of $7 million is reflected in other liabilities in the accompanying consolidated balance sheets at June 30, 2007 and December 31, 2006, respectively.

Also in connection with the acquisition of the Le Méridien brand, the Company was indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity. However, at this time, the Company believes that it is unlikely that it will have to fund any of these liabilities.

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

AHIL brought suit in the trial court in Singapore and claimed loss of profits of approximately US$54 million. However, at the time of the trial AHIL reduced its claim to one of loss of chance and asked the court to assess damages. Starwood vigorously objected to such claims and put forth a two-fold defense claiming:

(a)	that no breach had been committed; and

(b)	that even if a breach had been committed, it was merely technical; as AHIL was unsuccessful in acquiring the majority stake in the hotel, AHIL’s loss, if any, was not caused by Starwood, but by its own inability to consummate the acquisition.

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

In April 2007, the Singapore High Court rendered a judgment in AHIL’s favor and awarded damages in the amount of approximately $4.3 million inclusive of interest. The Company funded the amount awarded in an escrow account pending the resolution of any appeals. In June 2007, the Company entered into a confidential settlement agreement pursuant to which the matter was resolved for less than the amount escrowed, with both parties denying any wrongdoing. The amounts originally paid into escrow by the Company, which were above the final settlement amount, have been refunded to the Company and the matter has been closed by the Court.

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

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of June 30, 2007 and December 31, 2006 is $472 million and $409 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $68 million to the liability at June 30, 2007.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2007 and 2006.

Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since January 1, 2006, we have sold 49 wholly owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the three and six months ending June 30, 2007 were $634 million and $1.193 billion, respectively, and $674 million and $1.496 billion, respectively, for the same periods of 2006 (total revenues from our owned, leased and consolidated joint venture hotels in North America were $409 million, $799 million, $458 million and $1.078 billion for same periods, respectively). The following represents our top ten markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2007 (with comparable data for 2006):

Top Ten Metropolitan Areas in the United States as a % of Total
Owned Revenues for the Three Months Ended June 30, 2007
with Comparable Data for the Same Period in 2006(1)

Metropolitan Area	2007 Revenues	2006 Revenues

New York, NY	22.9%	19.4%
Phoenix, AZ	10.2%	9.4%
San Francisco, CA	8.7%	7.2%
Maui, HI	7.8%	6.8%
Chicago, IL	7.3%	5.9%
Boston, MA	6.4%	8.1%
Atlanta, GA	6.3%	7.9%
Houston, TX	4.9%	3.9%
Poconos, PA	3.2%	3.2%
Kauai, HI	3.0%	2.1%

Top Ten Metropolitan Areas in the United States as a % of Total
Owned Revenues for the Six Months Ended June 30, 2007
with Comparable Data for the Same Period in 2006(1)

Metropolitan Area	2007 Revenues	2006 Revenues

New York, NY	20.8%	18.9%
Phoenix, AZ	12.0%	8.4%
San Francisco, CA	8.7%	5.7%
Maui, HI	7.8%	5.4%
Atlanta, GA	6.6%	6.8%
Chicago, IL	5.7%	3.9%
Boston, MA	5.1%	8.0%
Houston, TX	4.9%	3.9%
Miami, FL	3.7%	3.5%
Poconos, PA	3.5%	2.7%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top ten international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2007 (with comparable data for 2006):

Top Ten International Markets as a % of Total
Owned Revenues for the Three Months Ended June 30, 2007
with Comparable Data for the Same Period in 2006(1)

International Market	2007 Revenues	2006 Revenues

Italy	23.5%	24.4%
Canada	18.0%	17.3%
Mexico	11.8%	11.5%
United Kingdom	8.1%	8.1%
Australia	7.9%	6.1%
Spain	5.6%	7.0%
Austria	5.4%	5.1%
Argentina	3.8%	3.9%
Caribbean	2.8%	3.7%
France	2.7%	2.3%

Top Ten International Markets as a % of Total
Owned Revenues for the Six Months Ended June 30, 2007 with
Comparable Data for the Same Period in 2006(1)

International Market	2007 Revenues	2006 Revenues

Italy	19.1%	22.0%
Canada	18.0%	14.5%
Mexico	13.9%	12.5%
Australia	9.3%	6.8%
United Kingdom	7.4%	8.1%
Austria	5.3%	4.6%
Spain	5.1%	7.7%
Argentina	4.7%	4.1%
Caribbean	3.5%	4.8%
France	2.9%	2.4%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $1.572 billion, an increase of $67 million when compared to 2006 levels. Revenues reflect a 5.9% decrease in revenues from our owned, leased and consolidated joint venture hotels to $634 million for the three months ended June 30, 2007 when compared to $674 million in the corresponding period of 2006, a 12.6% increase in management fees, franchise fees and other income to $196 million for the three months ended June 30, 2007 when compared to $174 million in the corresponding period of 2006, a 17.1% increase in vacation ownership and residential revenues to $274 million for the three months ended June 30, 2007 when compared to $234 million in the corresponding period of 2006, and an increase of $45 million in other revenues from managed and franchised properties to $468 million for the three months ended June 30, 2007 when compared to $423 million in the corresponding period of 2006.

The decrease in revenues from owned, leased and consolidated joint venture hotels of $40 million was primarily due to lost revenues from 45 wholly owned hotels sold or closed during 2006. These hotels had revenues of $71 million in the three months ended June 30, 2006. The decrease in revenues from sold hotels was partially offset by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (72 hotels for the three months ended June 30, 2007 and 2006, excluding 49 hotels sold and 9 hotels undergoing significant repositionings or without comparable results in 2007 and 2006) increased 7.7%, or $40 million, to $558 million for the three months ended June 30, 2007 when compared to $518 million in the same period of 2006 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 9.2% to $160.29 for the three months ended June 30, 2007 when compared to the corresponding 2006 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to an 8.9% increase in the average daily rate (“ADR”) to $218.30 for the three months ended June 30, 2007 compared to $200.55 for the corresponding 2006 period and a slight increase in occupancy rates to 73.4% in the three months ended June 30, 2007 when compared to 73.2% in the same period in 2006. REVPAR at Same-Store Owned Hotels in North America increased 4.8% for the three months ended June 30, 2007 when compared to the same period of 2006. REVPAR growth was particularly strong at our owned hotels in Kauai, Hawaii, Houston, Texas and New York, New York. REVPAR at our international Same-Store Owned Hotels increased by 17.7% for the three months ended June 30, 2007 when compared to the same period of 2006. REVPAR for Same-Store Owned Hotels internationally increased 10.3% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $22 million was primarily a result of a $20 million increase in management and franchise revenue to $165 million for the three months ended June 30, 2007 due to growth in REVPAR of existing hotels under management and the addition of new managed and franchised hotels. The increase included approximately $17 million of management and franchise fees from the 33 hotels sold to Host in the second quarter of 2006, as compared to $13 million of fees from these hotels in the corresponding period in 2006 as well as approximately $12 million of revenues from the amortization of the deferred gain associated with the Host Transaction, as compared to $10 million in the second quarter of 2006. Other income increased $2 million primarily due to increased revenue from our Bliss spas and from the sale of Bliss products. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.

The increase in vacation ownership and residential sales and services of $40 million was primarily due to the revenue recognition from ongoing projects under construction in Hawaii which are being accounted for under percentage of completion accounting. This increase was offset, in part, by a decrease in residential sales as the second quarter of 2006 included $41 million in revenues from the sale of residential units at the St. Regis Museum Tower in San Francisco, which sold out in 2006, and at the St. Regis in New York, where very limited inventory remains available in 2007.

Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, increased 2.7% in the three months ended June 30, 2007 when compared to the same period in 2006, with strong growth in sales in our open projects offset by an $18 million decline in sales of the Westin Kierland Villas in Scottsdale, Arizona, which sold out late in 2006.

Other revenues and expenses from managed and franchised properties increased to $468 million from $423 million for the three months ended June 30, 2007 and 2006, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements were made based upon the costs incurred with no added margin, these revenues and corresponding expenses had no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $130 million in the three months ended June 30, 2007 when compared to $121 million in the same period in 2006. The increase was primarily due to investments in our global development capability and costs associated with the launch of our new brands, aloft and Element, and other brand initiatives.

Restructuring and Other Special Charges, Net.  During the three months ended June 30, 2007, we recorded $49 million in net restructuring and other special charges primarily related to our redevelopment of the Sheraton Bal Harbour Beach Resort (“Bal Harbour”). We plan to demolish the current hotel and rebuild a St. Regis hotel along with branded residences and fractional units. Bal Harbour was closed for business on July 1, 2007, and the majority of its employees were terminated. The $49 million charge primarily relates to the accelerated depreciation of the hotel’s property, plant and equipment. The after-tax impact of the Bal Harbour redevelopment charge was approximately $31 million or $0.14 per diluted share. We expect to incur additional costs of approximately $5 million later in 2007 and in the first half of 2008 primarily related to the demolition of the hotel. We expect that the demolition will be completed by mid-2008.

During the three months ended June 30, 2006, we recorded $3 million in net restructuring and other special charges primarily related to transition costs associated with the purchase of the Le Méridien brand and the related management and franchise business in November 2005 offset, in part, by the reversal of accruals associated with a sublease arrangement which terminated at the end of 2006 and, as a result, the related contingency no longer existed.

Depreciation and Amortization.  Depreciation expense decreased $5 million to $67 million during the three months ended June 30, 2007 compared to $72 million in the corresponding period of 2006. The slight decrease is due to the hotels sold in 2006 that were not classified as held for sale during the second quarter of 2006 offset, in part, by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels over the past 12 months.

Amortization expense increased to $7 million in the three months ended June 30, 2007 compared to $5 million in the corresponding period of 2006 primarily due to an increase in intangible assets related to costs incurred in connection with new management contracts.

Operating Income.  Operating income decreased 7.8% or $16 million to $189 million for the three months ended June 30, 2007 when compared to $205 million in the same period in 2006, primarily due to the restructuring and other special charges discussed above, offset in part by an increase in management fees, franchise fees and other income and vacation ownership and residential sales and services.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures increased to $34 million for the three months ended June 30, 2007 from $32 million in the same period of 2006. Equity earnings in the second quarter of 2007 included $27 million related to our share of gains on the sale of several hotels in an unconsolidated joint venture. These gains had an after-tax impact of approximately $22 million or $0.10 per diluted share. Equity earnings in the second quarter of 2006 included $22 million, or $0.10 per diluted share, primarily related to gains on the sale of our equity interests in certain unconsolidated joint ventures. As the 2006 gain related to disposition of equity interests, we were able to offset the entire gain with capital loss carryforwards, and therefore, the gains had no associated tax expense.

Net Interest Expense.  Net interest expense decreased to $36 million for the three months ended June 30, 2007 as compared to $50 million in the same period of 2006, primarily due to an increase in capitalized interest in 2007 related to vacation ownership projects under construction. The decrease was also due to interest expense recorded in the second quarter of 2006 related to the premium paid on the redemption of $150 million of notes issued by Sheraton Holding Corporation and assumed by us in connection with the transaction with Host Hotels & Resorts in 2006. Our weighted average interest rate was 6.86% at June 30, 2007 and June 30, 2006.

Gain (Loss) on Asset Dispositions and Impairments, Net.  During the three months ended June 30, 2007, we recorded a net loss of approximately $8 million primarily related to the sale of three wholly owned hotels. The losses on the sale of these hotels, which totaled $29 million, were offset, in part, by a net gain of $15 million on the sale of assets in which we held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years.

During the second quarter of 2006, we recorded a net loss of approximately $6 million primarily due to impairment charges related to a hotel which was sold in the third quarter of 2006 and due to the impairment of the Sheraton hotel in Cancun, Mexico that was damaged by Hurricane Wilma in 2005 and has since been completely demolished in order to build additional vacation ownership units. These impairment charges of $17 million were offset in part by a $6 million gain as a result of insurance proceeds received for the Westin Cancun as reimbursement for property damage caused by Hurricane Wilma and a $3 million gain on the sale of a wholly-owned hotel.

Income Tax Expense.  We recorded income tax expense from continuing operations of $33 million for the three months ended June 30, 2007 compared to a benefit of $501 million in the corresponding period of 2006. The 2006 benefit includes a one-time tax benefit of approximately $496 million realized in connection with the Host Transaction and a $23 million benefit due to the reversal of reserves following the favorable resolution of certain tax matters primarily associated with a transaction in previous years. Excluding these items and the tax impact of certain dispositions other than the Host Transaction, the effective income tax rate for continuing operations for the three months ended June 30, 2006 was 13.7% compared to 24.1% in the corresponding period of 2007. The increase in the effective income tax rate primarily resulted from the absence of favorable tax benefits recorded in 2006 related to an $18 million adjustment resulting from the payment of a distribution by our former REIT subsidiary in the second quarter of 2006 and an $11 million adjustment as a result of the closing of certain tax audits during the second quarter of 2006. The effective income tax rate in 2007 benefited from the changing of our foreign tax credit election for certain prior year returns and from the realization of capital loss tax benefits. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $3.003 billion, an increase of $57 million when compared to 2006 levels. Revenues reflect a 20.3% decrease in revenues from our owned, leased and consolidated joint venture hotels to $1.193 billion for the six months ended June 30, 2007 when compared to $1.496 billion in the corresponding period of 2006, a 26.8% increase in management fees, franchise fees and other income to $388 million for the six months ended June 30, 2007 when compared to $306 million in the corresponding period of 2006, an 18.2% increase in vacation ownership and residential sales and services to $506 million for the six months ended June 30, 2007 when compared to $428 million in the corresponding period of 2006, and an increase of $200 million in other revenues from managed and franchised properties to $916 million for the six months ended June 30, 2007 when compared to $716 million in the corresponding period of 2006.

The $303 million decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 45 wholly owned hotels sold or closed in 2006. These hotels had revenues of $366 million in the six months ended June 30, 2006. The decrease in revenues from sold hotels was partially offset by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (72 hotels for the six months ended June 30, 2007 and 2006, excluding 49 hotels sold or closed and 9 hotels undergoing significant repositionings or without comparable results in 2007 and 2006) increased 7.7%, or $75 million, to $1.039 billion for the six months ended June 30, 2007 when compared to $964 million in the same period of 2006 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 8.7% to $149.02 for the six months ended June 30, 2007 when compared to the corresponding 2006 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to a 7.6% increase in ADR to $210.36 for the six months ended June 30, 2007 compared to $195.47 for the corresponding 2006 period and to a slight increase in occupancy rates to 70.8% in the six months ended June 30, 2007 when compared to 70.1% in the same period in 2006. REVPAR at Same-Store Owned Hotels in North America increased 5.6% for the six months ended June 30, 2007 when compared to the same period of 2006. REVPAR growth was particularly strong at our owned hotels in Kauai, Hawaii, New York, New York, Toronto, Canada and Philadelphia, Pennsylvania. REVPAR at our international Same-Store Owned Hotels, increased by 15.2% for the six months ended June 30, 2007 when compared to the same period of 2006. REVPAR for Same-Store Owned Hotels internationally increased 8.6% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $82 million was primarily a result of a $65 million increase in management and franchise revenue to $312 million for the six months ended June 30, 2007 due to growth in REVPAR of existing hotels under management and the addition of new managed and franchised hotels. The increase included approximately $30 million of management and franchise fees from the 33 hotels sold to Host in the second quarter of 2006, as compared to $13 million of fees from these hotels in the six months ended June 30, 2006. The increase was also due to approximately $24 million of revenues from the amortization of the deferred gain associated with the Host Transaction, as compared to $10 million in the corresponding period of 2006. Other income increased $17 million and includes $18 million of income earned in the first quarter of 2007 from our carried interest in a managed hotel that was sold in January 2007. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.

The increase in vacation ownership and residential sales and services of $78 million was primarily due to the revenue recognition from ongoing projects under construction in Hawaii which are being accounted for under percentage of completion accounting. This increase was offset, in part, by a decrease in residential sales as the six months ended June 30, 2007 included $3 million of revenues from the sale of residential units at the St. Regis in New York and the corresponding period of 2006 included $80 million in revenues from the sale of residential units at the St. Regis Museum Tower in San Francisco, which sold out in 2006, and at the St. Regis in New York, where very limited inventory remains available in 2007.

Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 3.2% in the six months ended June 30, 2007 when compared to the same period in 2006, primarily due to a $37 million decline in sales of the Westin Kierland Villas in Scottsdale, Arizona, which sold out late in 2006. This decline was offset, in part, by strong growth in sales in our open projects.

Other revenues and expenses from managed and franchised properties increased to $916 million from $716 million for the six months ended June 30, 2007 and 2006, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $246 million in the six months ended June 30, 2007 when compared to $227 million in the same period in 2006. The increase was primarily due to investments in our global development capability and costs associated with the launch of our new brands, aloft and Element, and other brand initiatives.

Restructuring and Other Special Charges, Net.  During the six months ended June 30, 2007, we recorded $47 million in net restructuring and other special charges primarily related to accelerated depreciation of Bal Harbour’s property, plant and equipment due to our redevelopment of that hotel. We plan to demolish the current hotel and rebuild a St. Regis hotel along with branded residences and fractional units. Bal Harbour was closed for business on July 1, 2007, and the majority of its employees were terminated. The after-tax impact of the Bal Harbour redevelopment charge was approximately $31 million or $0.14 per diluted share. We expect to incur additional costs of approximately $5 million later in 2007 and in the first half of 2008 primarily related to the demolition of the hotel. We expect that the demolition will be completed by mid-2008.

During the six months ended June 30, 2006, we recorded $12 million in net restructuring and other special charges primarily related to transition costs associated with the purchase of the Le Méridien brand and the related management and franchise business in November 2005 offset, in part, by the reversal of accruals associated with a sublease arrangement which terminated at the end of 2006 and, as a result, the related contingency no longer existed.

Depreciation and Amortization.  Depreciation expense decreased $6 million to $134 million during the six months ended June 30, 2007 compared to $140 million in the corresponding period of 2006. We sold or closed 45 wholly owned hotels during 2006. However, the majority of these hotels were classified as held for sale as of December 31, 2005 and consequently, no depreciation was recognized for either the six months ended June 30, 2007 or 2006 for those hotels. The slight decrease in depreciation expense is due to the hotels sold in 2006 that were not classified as held for sale during the first six months of 2006 offset, in part, by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels over the past 12 months.

Amortization expense increased to $13 million in the six months ended June 30, 2007 compared to $10 million in the corresponding period of 2006 primarily due to an increase in intangible assets related to costs incurred in connection with new management contracts.

Operating Income.  Operating income increased 2.8% or $10 million to $370 million for the six months ended June 30, 2007 when compared to $360 million in the same period in 2006, primarily due to the increase in management fees, franchise fees and other income and vacation ownership and residential sales and services, partially offset by the restructuring and other special charges discussed above.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures increased to $46 million for the six months ended June 30, 2007 from $38 million in the same period of 2006 primarily due to our share of gains on the sale of several hotels in an unconsolidated joint venture during 2007. These gains totaled $27 million and had an after-tax impact of approximately $22 million or $0.10 per diluted share. Equity earnings in the first half of 2006 included $22 million, or $0.10 per diluted share, primarily related to gains on the sale of our equity interests in certain unconsolidated joint ventures. As the 2006 gain related to disposition of equity interests, we were able to offset the entire gain with capital loss carryforwards, and therefore, the gains had no associated tax expense.

Net Interest Expense.  Net interest expense decreased to $68 million for the six months ended June 30, 2007 as compared to $147 million in the same period of 2006, primarily due to $37 million of expenses recorded in the first quarter of 2006 related to the early extinguishment of debt in connection with two transactions whereby we defeased and were released from certain debt obligations that allowed us to sell certain hotels that previously served as collateral for such debt. The decrease was also due to interest savings from the reduction of our debt with proceeds from the asset sales discussed earlier and an increase in capitalized interest related to vacation ownership projects under construction. Our weighted average interest rate was 6.86% at June 30, 2007 and June 30, 2006.

Gain (Loss) on Asset Dispositions and Impairments, Net.  During the six months ended June 30, 2007, we recorded a net gain of approximately $3 million primarily related to $14 million of net gains primarily on the sale of assets in which we held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years. These gains were offset, in part, by a net loss of $17 million on the sale of four wholly owned hotels.

During the six months ended June 30, 2006, we recorded a net gain of approximately $19 million primarily related to the sale of six wholly-owned hotels and insurance proceeds received for the Westin Cancun as reimbursement for property damage caused by Hurricane Wilma in 2005. These gains were offset in part by the impairment of a hotel which was sold in the third quarter of 2006, the impairment of the Sheraton hotel in Cancun, Mexico that was damaged by Hurricane Wilma in 2005 and has since been completely demolished in order to build additional vacation ownership units and a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in 2006.

Income Tax Benefit (Expense).  We recorded income tax expense of $84 million in the six months ended June 30, 2007 compared to a benefit of $487 million in the six months ended June 30, 2006. The 2006 benefit includes a one-time tax benefit of approximately $496 million realized in connection with the Host Transaction and a $23 million benefit due to the reversal of reserves following the favorable resolution of certain tax matters primarily associated with a transaction in previous years. Excluding these items and the tax impact of certain dispositions other than the Host Transaction, the effective income tax rate for continuing operations for the six months ended June 30, 2006 was 15.5% compared to 28.8% in the corresponding period of 2007. The increase in the effective income tax rate primarily resulted from the absence of favorable tax benefits recorded in 2006 related to a $35 million adjustment resulting from the payment of distributions by our former REIT subsidiary and an $11 million adjustment as a result of the closing of certain tax audits in 2006. The effective tax income tax rate in 2007 benefited from the changing of our foreign tax credit election for certain prior year returns and from the realization of capital loss tax benefits. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Discontinued Operations

For the six months ended June 30, 2007, the loss on disposition represented a $1 million tax assessment associated with the disposition of our gaming business in 1999.

Cumulative Effect of Accounting Change, Net of Tax

On January 1, 2006, we adopted SFAS No. 152, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” and in the six months ended June 30, 2006, we recorded a charge of $72 million, net of a $44 million tax benefit, in cumulative effect of accounting change.

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

Cash Used for Investing Activities

In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $29 million at June 30, 2007. We evaluate these loans for impairment, and at June 30, 2007, believe these loans are collectible. Unfunded loan commitments aggregating $69 million were outstanding at June 30, 2007, of which $51 million are expected to be funded. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $100 million of equity and other potential contributions associated with managed or joint venture properties, $27 million of which is expected to be funded in 2007.

During 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which was funded). In January 2007, this hotel was sold and the senior debt was repaid in full. In connection with this sale, the $28 million in mezzanine loans and other investments, together with accrued interest, was repaid in full. In accordance with the management agreement, the sale of the hotel also resulted in the payment of a fee to us of approximately $18 million, which is included in management fees, franchise fees and other income in the consolidated statement of income in the six months ended June 30, 2007. We continue to manage this hotel subject to the pre-existing management agreement.

Surety bonds issued on our behalf as of June 30, 2007 totaled $89 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of June 30, 2007, excluding the Le Méridien management agreement mentioned below, we had five management contracts with performance guarantees with possible cash outlays of up to $70 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2007. We do not anticipate losing a significant number of management or franchise contracts in 2007.

In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated our exposure under this guarantee and do not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair value of this guarantee of $7 million is reflected in other liabilities in the accompanying consolidated balance sheets at June 30, 2007 and December 31, 2006.

Also in connection with the acquisition of the Le Méridien brand, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity. However, at this time, we believe that it is unlikely that we will have to fund any of these liabilities.

In connection with the sale of 33 hotels to Host in 2006, we agreed to indemnify Host for certain pre-disposition liabilities, including operations and tax liabilities. At this time, we believe that we will not have to make any material payments under such indemnities.

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, through the issuance of additional equity or debt securities and from cash generated from operations. Additionally, as previously discussed, we have announced our redevelopment of Bal Harbour. This project will require significant funding from us over the next two to three years.

We periodically review our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on enhancing real estate returns and monetizing investments. In the first six months of 2007 we sold four hotels for proceeds of approximately $83 million in cash. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of June 30, 2007:

	Amount
	Outstanding at		Interest Rate at	Average
	June 30, 2007(a)		June 30, 2007	Maturity
	(Dollars in millions)			(In years)

Floating Rate Debt
Bank Debt	$1,545		5.76%	2.9
Mortgages	131		7.33%	0.9
Interest Rate Swaps	300		9.59%

Total/Average	$1,976		6.45%	2.7

Fixed Rate Debt
Bank Debt	2		5.19%	1.0
Senior Notes	1,223	(b)	7.69%	6.1
Mortgages	129		7.55%	10.5
Other	2		5.85%	31.4
Interest Rate Swaps	(300)		7.88%

Total/Average	$1,056		7.62%	6.6

Total Debt
Total Debt and Average Terms	$3,032		6.86%	4.5

(a)	Excludes approximately $454 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes approximately $(24) million at June 30, 2007 of fair value adjustments related to existing fixed-to-floating interest rate swaps for the Senior Notes.

Fiscal 2007 Developments.  On June 29, 2007, we entered into a credit agreement that provides for two term loans of $500 million each. One term loan matures on June 29, 2009, and the other matures on June 29, 2010. Each loan has a current interest rate of LIBOR + 0.45%. Proceeds from these loans were used to repay balances under the existing Revolving Credit Facility, which remains in effect. We may prepay the outstanding aggregate principal amount, in whole or in part, at any time. The covenants in this credit agreement are the same as those in our existing Revolving Credit Facility.

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

Other.  At June 30, 2007, we had approximately $100 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $567 million at June 30, 2007, including $293 million of short-term and long-term restricted cash), available borrowings under the Revolving Credit Facility (approximately $1.550 billion at June 30, 2007), available borrowing capacity from international revolving lines of credit (approximately $34 million at June 30, 2007), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the six months ending June 30, 2007, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $11 million. Our debt balance is also affected by changes in interest rates as a result of our interest rate swap agreements under which we pay floating rates and receive fixed rates of interest (the “Fair Value Swaps”). The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At June 30, 2007, our debt included a decrease of approximately $24 million related to the fair market value of current Fair Value Swap liabilities. At December 31, 2006 our debt included a decrease of approximately $17 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap liabilities.

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

We had the following contractual obligations outstanding as of June 30, 2007 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Debt	$3,030	$100	$1,047	$1,329	$554
Capital lease obligations(1)	2	—	—	—	2
Operating lease obligations	1,149	73	149	128	799
Unconditional purchase obligations(2)	139	45	60	30	4
Other long-term obligations	4	—	—	3	1

Total contractual obligations	$4,324	$218	$1,256	$1,490	$1,360

(1)	Excludes sublease income of $2 million.

(2)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of June 30, 2007 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$156	$156	$—	$—	$—

We repurchased 10.0 million Corporation Shares for an average price of $67.71 per share in the open market during the six months ended June 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk.

Item 4.	Controls and Procedures.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We repurchased the following Corporation Shares during the three months ended June 30, 2007:

				Maximum Number (or
				Approximate Dollar
	Total		Total Number of Shares	Value) of Shares that
	Number of	Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	for Share	Plans or Programs	Programs (in millions)

April	—	$—	—	$1,171
May	3,984,700	$68.91	3,984,700	$896
June	2,800,000	$69.92	2,800,000	$701

Total	6,784,700	$69.33	6,784,700

In April 2007, the Board of Directors of the Company approved an additional $1 billion of repurchases under our existing Share repurchase authorization.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 24, 2007, we held our 2007 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Adam Aron, Ambassador Charlene Barshefsky, Jean-Marc Chapus, Bruce W. Duncan, Lizanne Galbreath, Eric Hippeau, Stephen R. Quazzo, Thomas O. Ryder and Kneeland Youngblood, (ii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm and (iii) approved an amendment and restatement of the Company’s charter.

The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matters:

	Votes For	Votes Withheld

Election of Directors:
Adam Aron	150,990,232	28,109,454
Ambassador Charlene Barshefsky	151,846,386	27,253,299
Jean-Marc Chapus	69,237,046	109,862,639
Bruce W. Duncan	150,989,915	28,109,770
Lizanne Galbreath	152,718,488	26,381,197
Eric Hippeau	148,895,531	30,204,154
Stephen R. Quazzo	141,313,808	37,785,877
Thomas O. Ryder	152,457,070	26,642,615
Kneeland Youngblood	152,347,333	26,752,352

		Votes		Broker
	Votes For	Against	Abstentions	Non-Votes

Ratification of independent public accounting firm	177,875,394	137,123	1,087,167	0
Approval of amendment and restatement of the Company’s charter	177,578,024	286,486	1,235,170	5

Item 5.	Other Information.

On July 30, 2007, the Compensation and Options Committee named Bruce W. Duncan a participant under the Annual Incentive Plan for Certain Executives and established a performance threshold for 2007 bonus compensation. The 2007 performance threshold is based on the Company achieving certain levels of EBITDA. If the performance threshold is achieved, Mr. Duncan would be eligible to receive a bonus under the plan. Since Mr. Duncan started his employment with the Company on April 1, 2007, the performance period for Mr. Duncan is from July 1, 2007 to December 31, 2007.

On August 2, 2007, the Company and Mr. Duncan entered into an employment agreement setting forth the terms of Mr. Duncan’s employment as Chief Executive Officer on an interim basis. The agreement has a term through March 31, 2008. Under the agreement, Mr. Duncan’s annual base salary is $1,000,000, retroactive to April 1, 2007 and he will be eligible to receive a bonus upon the achievement of certain performance goals. The target bonus is $2,000,000. Mr. Duncan will not receive remuneration for serving as a director while he is also serving as Chief Executive Officer.

The agreement provides that Mr. Duncan is entitled to participate in certain benefit plans of the Company as well as to receive certain travel and other benefits in connection with his services to the Company. The agreement also provides that in addition to Mr. Duncan’s office at the Company’s headquarters in White Plains, New York, the Company will maintain an office in the Chicago area for Mr. Duncan.

If Mr. Duncan’s employment is terminated by the Company without cause or by Mr. Duncan for good reason, the Company shall pay Mr. Duncan as a severance benefit (A) his unpaid base salary and provided that he has served as CEO for at least three months, his pro-rated bonus through the date of termination, (B) 50% of his outstanding options and restricted stock would accelerate and vest on the date of termination and (C) all options and restricted stock granted to Mr. Duncan would continue to vest in accordance with their terms with service as a member of the Board counting as continued service with the Company for vesting purposes. If Mr. Duncan is terminated without cause or resigns for good reason within 12 months following a change in control, Mr. Duncan shall be entitled to receive (A) his unpaid base salary through the date of termination, (B) an amount of cash equal to one times the sum of his base salary and target bonus and (C) all options and restricted stock would vest. If Mr. Duncan’s employment is terminated by the Company for cause or by Mr. Duncan without good reason, Mr. Duncan will receive his unpaid base salary through the date of termination.

Mr. Duncan will also receive additional payments equal to any excise tax and related income tax incurred as a result of any payments made by the Company that would not have been imposed absent such payments (including excise taxes on change in control payments made to Mr. Duncan) sufficient to restore him to the same after-tax position he would have been in if the excise tax had not been imposed.

The employment agreement between the Company and Mr. Duncan is attached as Exhibit 10.5 hereto and incorporated herein by reference.

Item 6.	Exhibits.

10.1	Third Amendment dated as of April 27, 2007, to the Credit Agreement, dated as of February 10, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2007).
10.2	Credit Agreement, dated as of June 29, 2007, among Starwood Hotels & Resorts Worldwide, Inc., Bank of America, N.A., as administrative agent and various lenders party thereto (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed with the SEC on July 5, 2007).
10.3	Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 2004 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (the “May 31 Form 8-K”)).
10.4	Term Sheet for employment of Bruce W. Duncan as Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the May 31 Form 8-K).
10.5	Employment Agreement, dated as of August 2, 2007, between the Company and Bruce W. Duncan(1)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(1)

(1)	Filed herewith.

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

Date: August 3, 2007