Form 10-Q
period 2007-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2007-11-09
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

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

199,143,933 shares of common stock, par value $0.01 per share, outstanding as of November 5, 2007.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 27, 2007. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2007.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except Share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$181	$183
Restricted cash	220	329
Accounts receivable, net of allowance for doubtful accounts of $52 and $49	569	593
Inventories	684	566
Prepaid expenses and other	148	139

Total current assets	1,802	1,810
Investments	428	436
Plant, property and equipment, net	3,823	3,831
Assets held for sale	27	2
Goodwill and intangible assets, net	2,302	2,302
Deferred tax assets	584	518
Other assets	486	381

	$9,452	$9,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$11	$805
Accounts payable	182	179
Accrued expenses	1,038	955
Accrued salaries, wages and benefits	365	383
Accrued taxes and other	146	139

Total current liabilities	1,742	2,461
Long-term debt	3,151	1,827
Deferred income taxes	32	31
Other liabilities	1,899	1,928

	6,824	6,247

Minority interest	26	25
Commitments and contingencies
Stockholders’ equity:
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 201,300,953 and 213,484,439 shares at September 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	1,391	2,286
Accumulated other comprehensive loss	(170)	(228)
Retained earnings	1,379	948

Total stockholders’ equity	2,602	3,008

	$9,452	$9,280

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Owned, leased and consolidated joint venture hotels	$605	$594	$1,798	$2,090
Vacation ownership and residential sales and services	254	255	760	683
Management fees, franchise fees and other income	214	182	602	488
Other revenues from managed and franchised properties	467	430	1,383	1,146

	1,540	1,461	4,543	4,407
Costs and Expenses
Owned, leased and consolidated joint venture hotels	448	443	1,345	1,575
Vacation ownership and residential	183	183	563	532
Selling, general, administrative and other	116	115	362	342
Restructuring and other special charges (credits), net	1	(1)	48	11
Depreciation	72	70	206	210
Amortization	7	11	20	21
Other expenses from managed and franchised properties	467	430	1,383	1,146

	1,294	1,251	3,927	3,837
Operating income	246	210	616	570
Equity earnings and gains and losses from unconsolidated ventures, net	8	8	54	46
Interest expense, net of interest income of $2, $17, $12 and $26	(40)	(28)	(108)	(175)
(Loss) gain on asset dispositions and impairments, net	(23)	(18)	(20)	1

Income from continuing operations before taxes and minority equity	191	172	542	442
Income tax (expense) benefit	(61)	(17)	(145)	470
Minority equity in net income	(1)	—	—	—

Income from continuing operations	129	155	397	912
Discontinued operations:
Loss on dispositions, net of tax expense of $0, $0, $1 and $0	—	—	(1)	—
Cumulative effect of accounting change, net of tax	—	—	—	(72)

Net income	$129	$155	$396	$840

Earnings (Loss) Per Share — Basic
Continuing operations	$0.63	$0.73	$1.91	$4.26
Discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	(0.33)

Net income	$0.63	$0.73	$1.91	$3.93

Earnings (Loss) per Share — Diluted
Continuing operations	$0.61	$0.71	$1.84	$4.06
Discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	(0.32)

Net income	$0.61	$0.71	$1.84	$3.74

Weighted average number of Shares	203	212	207	214

Weighted average number of Shares assuming dilution	210	220	215	224

Distributions declared per Share	$—	$—	$—	$0.42

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$129	$155	$396	$840
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	38	—	62	43
Recognition of accumulated foreign currency translation adjustments on sold hotels	—	—	—	29
Pension adjustments	(5)	—	(4)	2
Unrealized holding losses	—	—	—	(1)

	33	—	58	73

Comprehensive income	$162	$155	$454	$913

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,
	2007	2006

Operating Activities
Net income	$396	$840
Adjustments to net income:
Discontinued operations:
Loss on dispositions, net	1	—
Depreciation and amortization	226	231
Amortization of deferred gains	(60)	(42)
Non-cash portion of restructuring and other special charges (credits), net	47	(6)
(Loss) gain on asset dispositions and impairments, net	20	(1)
Cumulative effect of accounting change	—	72
Stock-based compensation expense	73	75
Excess stock-based compensation tax benefit	(47)	(72)
Equity earnings, net of distributions	(3)	(27)
Non-cash portion of income tax expense (benefit)	10	(503)
Other non-cash adjustments to net income	35	19
Decrease (increase) in restricted cash	111	(20)
Other changes in working capital	(42)	(33)
VOI notes receivable activity, net	(192)	(212)
Accrued and deferred income taxes and other	45	(39)

Cash from operating activities	620	282

Investing Activities
Purchases of plant, property and equipment	(246)	(275)
Proceeds from asset sales, net	81	1,472
Collection of notes receivable, net	38	54
Acquisitions, net of acquired cash	(74)	(12)
Proceeds from investments, net	59	140
Other, net	13	(9)

Cash (used for) from investing activities	(129)	1,370

Financing Activities
Revolving credit facility and short-term borrowings, net	(90)	518
Long-term debt issued	1,400	2
Long-term debt repaid	(792)	(1,533)
Dividends and distributions paid	(90)	(276)
Proceeds from employee stock option exercises	187	302
Excess stock-based compensation tax benefit	47	72
Share repurchases	(1,152)	(1,253)
Other, net	(13)	(78)

Cash used for financing activities	(503)	(2,246)

Exchange rate effect on cash and cash equivalents	10	12

Decrease in cash and cash equivalents	(2)	(582)
Cash and cash equivalents — beginning of period	183	897

Cash and cash equivalents — end of period	$181	$315

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$103	$164

Income taxes, net of refunds	$121	$222

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

On April 7, 2006, in connection with the transaction (the “Host Transaction”) with Host Hotels & Resorts, Inc. (“Host”) described below, the Shares were depaired and the Corporation Shares became transferable separately from the Class B Shares. As a result of the depairing, the Corporation Shares trade alone under the symbol “HOT” on the New York Stock Exchange (“NYSE”). As of April 10, 2006, neither Shares nor Class B Shares were listed or traded on the NYSE.

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

Adopted Accounting Standards.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expanded disclosure requirements. The Company adopted FIN 48 on January 1, 2007 and recorded an increase of approximately $35 million as a cumulative effect adjustment to the beginning balance of retained earnings. See Note 14 for additional information.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “Benefit Plans”) to recognize the funded status of their Benefit Plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The provisions of SFAS No. 158 regarding the change in the measurement date of Benefit Plans are not applicable as the Company currently uses a measurement date of December 31 for its pension plan. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 has been applied prospectively and does not impact the Company’s financial statements for periods prior to December 31, 2006.

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

Future Adoption Accounting Standards.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Provisions of SFAS No. 157 must be applied prospectively as of the beginning of the first fiscal year in which SFAS No. 157 is applied. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. SFAS No. 159 must be applied prospectively, and the effect of the first remeasurement to fair value, if any, should be reported as a cumulative — effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact, if any, that SFAS No. 159 will have on the consolidated financial statements.

In November 2006, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” EITF 06-8 states that the adequacy of the buyer’s initial and continuing investment under SFAS No. 66, “Accounting for Sales of Real Estate,” should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cumulative effect of applying EITF 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact, if any, that the adoption of EITF 06-8 will have on the consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain equity-based benefit plans should be recognized as an increase in additional paid-in capital. The consensus is effective in fiscal years beginning after December 15, 2007 and should be applied prospectively for income tax benefits derived from dividends declared after adoption. The adoption of EITF 06-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.	Earnings Per Share

The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Three Months Ended September 30,
	2007			2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$129	203	$0.63	$155	212	$0.73
Effect of dilutive securities:
Employee options and restricted stock awards	—	7		—	8

Diluted earnings from continuing operations	$129	210	$0.61	$155	220	$0.71

	Nine Months Ended September 30,
	2007			2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$397	207	$1.91	$912	214	$4.26
Effect of dilutive securities:
Employee options and restricted stock awards	—	8		—	9
Convertible debt	—	—		—	1

Diluted earnings from continuing operations	$397	215	$1.84	$912	224	$4.06

Approximately 596,000 and 2,400,000 equity awards for the three months ended September 30, 2007 and 2006 and 399,000 and 2,782,000 equity awards for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted Shares as their impact would have been anti-dilutive.

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

During the third quarter of 2007, the Company recorded a loss on asset dispositions and impairments of approximately $23 million, of which $21 million related to the impairment of two hotels expected to be sold in the fourth quarter of 2007 or early 2008.

In the second quarter of 2007, the Company sold three hotels in separate transactions for approximately $42 million in cash. The Company recorded a loss of approximately $29 million associated with these sales. This loss was offset in part by a gain of approximately $15 million primarily on the sale of assets in which the Company held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years.

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

In the nine months ended September 30, 2006, the Company sold eight additional hotels in multiple transactions for approximately $408 million in cash. The Company recorded a net loss of approximately $3 million associated with these sales. In addition, the Company recorded a gain of approximately $13 million on the sale of its interest in a joint venture to its partner in the venture and an impairment charge of $6 million related to a hotel that was sold in the fourth quarter of 2006. The Company also recorded a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in 2006.

Also in the nine months ended September 30, 2006, the Company recorded an impairment charge of $11 million related to the Sheraton hotel in Cancun, Mexico that was damaged by Hurricane Wilma in 2005 and has since been completely demolished in order to build additional vacation ownership units. This impairment charge was offset in part by a $13 million gain as a result of insurance proceeds received primarily for the Sheraton

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cancun and the Company’s other owned hotel in Cancun, the Westin Cancun, as reimbursement for property damage caused by the same storm.

In September 2006, a joint venture, in which the Company has a minority interest, completed the sale of the Westin Kierland hotel in Scottsdale, Arizona and the Company realized net proceeds of approximately $45 million. The Company continues to manage the hotel subject to a newly amended, long-term management contract. Accordingly, the Company’s share of the gain on the sale of approximately $46 million was deferred and is being recognized in earnings over the remaining term of the management contract.

The hotels sold in the nine months ended September 30, 2007 and 2006 were generally encumbered by long-term management or franchise contracts and, therefore, their operations prior to the sale date are not classified as discontinued operations.

Note 6.	Assets Held for Sale

During the third quarter of 2007, the Company entered into purchase and sale agreements for the sale of two hotels for a total of approximately $28 million in cash and received non-refundable deposits from the prospective buyers. The Company classified these assets and the estimated goodwill to be allocated to the sales as held for sale and ceased depreciating them. As discussed in Note 5, the Company also recorded impairment charges of approximately $21 million in the third quarter of 2007 related to these hotels. The Company expects to complete the sales in the fourth quarter of 2007.

In October 2006, Starwood closed on the sale of land near the Montreal Airport to a developer who plans to build two Starwood branded hotels on the site. The purchase agreement contained a provision that allowed, but did not obligate, Starwood to repurchase the land for the purchase price it received less a non-refundable amount if the hotels were not built. As a result of this provision, Starwood did not treat this transaction as a sale at that date and classified this asset as held for sale at December 31, 2006. The Company recorded an impairment charge of approximately $5 million in 2006 related to this land. During the third quarter of 2007, the hotels reached the stage of development that prevents Starwood from repurchasing the land in accordance with the purchase agreement. As such, the sale has now been recognized.

Note 7.  Other Assets

Other assets include the following (in millions):

	September 30,	December 31,
	2007	2006

VOI notes receivable, net	$364	$242
Other notes receivable, net	39	51
Deposits and other	83	88

	$486	$381

Note 8.	Notes Receivable Securitizations and Sales

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

The Company’s securitization agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $5 million and $15 million during the three and nine months ended September 30, 2007 and $6 million and $12 million during the three and nine months ended September 30, 2006, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization agreements with new VOI notes receivable, resulting in an insignificant amount of net gains in the three and nine months ended September 30, 2007 and 2006.

At September 30, 2007, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $301 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at September 30, 2007 was approximately $4 million.

Gross credit losses for all VOI notes receivable were $5 million and $17 million during the three and nine months ended September 30, 2007 and $5 million and $13 million during the three and nine months ended September 30, 2006, respectively.

The Company received aggregate cash proceeds of $8 million and $26 million from the Retained Interests during the three and nine months ended September 30, 2007 and $9 million and $26 million during the three and nine months ended September 30, 2006, respectively. The Company received aggregate servicing fees of $1 million and $3 million related to these VOI notes receivable during the three and nine months ended September 30, 2007 and $1 million and $3 million during the three and nine months ended September 30, 2006, respectively.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, the Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at September 30, 2007 was approximately $42 million. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.3
100 basis points-percentage	0.8%
200 basis points-dollars	$0.6
200 basis points-percentage	1.6%
Discount rate:
100 basis points-dollars	$0.9
100 basis points-percentage	2.1%
200 basis points-dollars	$1.7
200 basis points-percentage	4.2%
Gross annual rate of credit losses:
100 basis points-dollars	$6.5
100 basis points-percentage	16.0%
200 basis points-dollars	$12.7
200 basis points-percentage	31.4%

Note 9.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	September 30,	December 31,
	2007	2006

Senior Credit Facilities:
Revolving Credit Facility, interest rates ranging from 5.37% to 5.56% at September 30, 2007, maturing 2011	$356	$435
Term loans, interest at LIBOR + 0.50%, maturing 2009 and 2010	1,000	—
Senior Notes, interest at 7.875%, maturing 2012 (at December 31, 2006, also had interest at 7.375%, maturing 2007)	782	1,481
Sheraton Holding public debt, interest at 7.375%, maturing 2015	449	449
Senior Notes, interest at 6.25%, maturing 2013	400	—
Mortgages and other, interest rates ranging from 5.19% to 8.60%, various maturities	175	267

	3,162	2,632
Less current maturities	(11)	(805)

Long-term debt	$3,151	$1,827

On September 13, 2007 the Company completed a public offering of $400 million 6.25% Senior Notes due 2013. The Company received net proceeds of approximately $396 million, which were used to reduce the outstanding borrowings under its Revolving Credit Facility.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 29, 2007, the Company entered into a credit agreement that provides for two term loans of $500 million each. One term loan matures on June 29, 2009, and the other matures on June 29, 2010. Each loan has a current interest rate of LIBOR + 0.50%. Proceeds from these loans were used to repay balances under the existing Revolving Credit Facility, which remains in effect. The Company may prepay the outstanding aggregate principal amount, in whole or in part, at any time. The covenants in this credit agreement are the same as those in the Company’s existing Revolving Credit Facility.

On April 27, 2007 the Company amended its Revolving Credit Facility to reduce pricing and increase commitments by $450 million, to a total of $2.250 billion. Of this amount, $375 million will mature on April 27, 2008, and the remaining $1.875 billion will mature in February 2011.

Note 10.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of September 30, 2007 and December 31, 2006, the Company had total deferred gains of $1.231 billion and $1.258 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $20 million and $60 million in the three and nine months ended September 30, 2007 and $19 million and $42 million in the three and nine months ended September 30, 2006, respectively. The increase in the amortization of deferred gains in 2007 is primarily due to deferred gains in connection with the Host Transaction, which was consummated in the second quarter of 2006.

Note 11.	Restructuring and Other Special Charges (Credits), Net

In the nine months ended September 30, 2007, the Company recorded net restructuring and other special charges of approximately $48 million primarily related to the Company’s redevelopment of the Sheraton Bal Harbour Beach Resort (“Bal Harbour”). The Company plans to demolish the current hotel and rebuild a St. Regis hotel along with branded residences and fractional units. Bal Harbour was closed for business on July 1, 2007, and the majority of employees were terminated. The Company has recorded the following expenses in 2007 related to Bal Harbour in restructuring and other special charges (in millions):

Accelerated depreciation of the hotel’s property, plant & equipment and charges related to inventory that was not salvageable	$47
Severance costs	2
Accrual for asbestos abatement	1

Total	$50

The Company expects to incur additional costs of approximately $5 million later in 2007 and in the first half of 2008 primarily related to the demolition of Bal Harbour. The Company expects that the demolition will be completed by mid-2008.

In the first quarter of 2007, the Company recorded net restructuring and other special credits of $2 million primarily related to the refund of premium payments related to the termination of a retired executive officer’s life insurance policy that were previously recorded as a restructuring charge in conjunction with the acquisition of Sheraton Holding (formerly ITT Corporation) in 1998.

In the three and nine months ended September 30, 2006, the Company recorded net restructuring and other special charges of approximately $1 million and $17 million, respectively, related to transition costs associated with the purchase of the Le Méridien brand in November 2005. These costs were offset by the reversal of $2 million and $6 million in the three and nine months ended September 30, 2006, respectively, of accruals for a lease the Company

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed as part of the merger with Sheraton Holding in 1998 as the reserve exceeded the Company’s maximum obligation.

The Company had remaining accruals related to restructuring charges of $9 million and $11 million, respectively, at September 30, 2007 and December 31, 2006, of which $6 million is included in other liabilities in the accompanying consolidated balance sheets for both periods. The following table summarizes the activity in the restructuring accruals in 2007 (in millions):

	December 31,	Expenses	Cash	Reversal of	September 30,
	2006	Accrued	Payments	Accruals	2007

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	$—	$(1)	$—	$7
Severance costs related to a corporate restructuring which began in 2005	3	—	(2)	—	1
Severance costs related to the Bal Harbour redevelopment	—	2	(2)	—	—
Bal Harbour asbestos abatement	—	1	—	—	1

Total	$11	$3	$(5)	$—	$9

Note 12.	Derivative Financial Instruments

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At September 30, 2007, the Company has two interest rate swap agreements with an aggregate notional amount of $300 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was a liability of approximately $16 million at September 30, 2007 and is included in other liabilities in the Company’s consolidated balance sheet.

From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At September 30, 2007, the Company had seven Foreign Currency Hedges outstanding with a U.S. dollar equivalent contractual amount of approximately $170 million. These contracts, which mature through March 2008, hedge certain liabilities denominated in Euros, U.S. dollars, Thai baht and Singapore dollars which are held by subsidiaries of the Company that utilize functional currencies other than those in which the liabilities are denominated. Changes in the fair value of the hedging instrument are classified in the same manner as changes in the underlying liability due to fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedges at September 30, 2007 was a liability of approximately $2 million and is included in accrued expenses in the Company’s consolidated balance sheet.

The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,
	2007			2006
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.7	$—	$—	$0.9	$0.1
Interest cost	0.2	2.7	0.3	0.3	2.3	0.3
Expected return on plan assets	—	(2.6)	(0.1)	—	(2.2)	(0.1)
Amortization of:
Actuarial loss (gain)	—	0.9	(0.1)	0.1	0.8	(0.1)
Prior service income	—	—	—	—	(0.1)	—

Net period benefit cost	0.2	2.7	0.1	0.4	1.7	0.2

	Nine Months Ended September 30,
	2007			2006
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$3.7	$—	$—	$3.1	$0.1
Interest cost	0.7	8.1	0.8	0.7	6.9	0.9
Expected return on plan assets	—	(7.8)	(0.3)	—	(6.8)	(0.5)
Amortization of:
Actuarial loss (gain)	—	1.9	(0.2)	0.1	2.4	(0.1)
Prior service income	—	—	—	—	(0.1)	—

Net period benefit cost	0.7	5.9	0.3	0.8	5.5	0.4

Settlement and curtailment gain	—	—	—	—	(2.5)	—

Net periodic benefit cost after settlements and curtailments	$0.7	$5.9	$0.3	$0.8	$3.0	$0.4

During the three and nine months ended September 30, 2007, the Company contributed approximately $2 million and $12 million, respectively, to its foreign pension plans. During the three and nine months ended September 30, 2006, the Company contributed approximately $3 million and $12 million, respectively, to its foreign pension plans. For the remainder of 2007, the Company expects to contribute approximately $1 million to domestic pension plans, $2 million to foreign pension plans and $2 million to postretirement benefit plans.

Note 14.	Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a $35 million cumulative effect adjustment to the beginning balance of retained earnings in 2007. The total amount of unrecognized tax benefits as of September 30, 2007 was $472 million, of which $162 million would affect the Company’s effective tax rate if recognized. The Company is continually under audit by various taxing jurisdictions, and as a result, it is possible that the amount of unrecognized tax benefits could change within the next 12 months. An estimate of the range of the possible change cannot be made unless or until tax positions are further developed or examinations close.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2007, the Company had $28 million accrued for the payment of interest and no accrued penalties.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of September 30, 2007, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1999. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2002.

Note 15.	Stockholders’ Equity

Share Issuances and Repurchases.  During the nine months ended September 30, 2007, the Company issued approximately 5.5 million Corporation Shares as a result of stock option exercises. Also during the first nine months of 2007, the Company repurchased approximately 19.2 million Corporation Shares at a total cost of approximately $1.224 billion. At September 30, 2007, $72 million was recorded in accrued expenses for Shares repurchased that were not settled until early October. At September 30, 2007, approximately $156 million remained available under the Company’s Share repurchase authorization. In November 2007, the Board of Directors of the Company authorized an additional $1 billion of Share repurchases.

Limited Partnership Units.  At September 30, 2007, there were approximately 179,000 SLC Operating Limited Partnership (the “Operating Partnership”) units outstanding. The Operating Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Corporation Shares.

Dividends.  In November 2007, the Board of Directors of the Company declared an annual dividend of $0.90 per share to shareholders of record on December 31, 2007, which will be paid on January 11, 2008.

Note 16.	Stock-Based Compensation

In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, in the nine months ended September 30, 2007, the Company granted approximately 533,000 stock options that had a weighted average grant date fair value of $20.54 per option. The weighted average exercise price of these options was $64.64. In addition, the Company granted approximately 2,362,000 restricted stock and restricted stock units that had a weighted average grant date fair value of $65.01 per share or unit.

The Company recorded stock-based employee compensation expense, including the estimated impact of reimbursements from third parties, of $28 million and $29 million in the three months ended September 30, 2007 and 2006 and $73 million and $75 million in the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was approximately $29 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 0.91 years on a straight-line basis for grants made in 2006 and 2007.

As of September 30, 2007, there was approximately $151 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.72 years on a straight-line basis for restricted stock grants outstanding at September 30, 2007.

Note 17.	Business Segment Information

The Company has two operating segments: hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W®, Le Méridien® and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests, licensing fees from branded condominiums and residences and the sale of residential units.

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains (losses) on asset dispositions and impairments, restructuring and other special charges (credits), and income taxes. The Company does not allocate these items to its segments.

The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Hotel	$1,254	$1,178	$3,692	$3,643
Vacation ownership and residential	286	283	851	764

Total	$1,540	$1,461	$4,543	$4,407

Operating income:
Hotel	$235	$200	$630	$608
Vacation ownership and residential	62	67	181	138

Total segment operating income	297	267	811	746
Selling, general, administrative and other	(50)	(58)	(147)	(165)
Restructuring and other special (charges) credits, net	(1)	1	(48)	(11)

Operating income	246	210	616	570
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	6	5	44	36
Vacation ownership and residential	2	3	10	10
Interest expense, net	(40)	(28)	(108)	(175)
(Loss) gain on asset dispositions and impairments, net	(23)	(18)	(20)	1

Income from continuing operations before taxes and minority equity	$191	$172	$542	$442

Capital expenditures:
Hotel	$53	$49	$199	$193
Vacation ownership and residential	23	19	61	50
Corporate	24	10	48	32

Total	$100	$78	$308	$275

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2007	2006

Assets:
Hotel(a)	$6,804	$6,903
Vacation ownership and residential(b)	1,883	1,698
Corporate	765	679

Total	$9,452	$9,280

(a)	Includes $329 million and $340 million of investments in unconsolidated joint ventures at September 30, 2007 and December 31, 2006, respectively.

(b)	Includes $56 million and $43 million of investments in unconsolidated joint ventures at September 30, 2007 and December 31, 2006, respectively. Also includes $42 million and $51 million of Retained Interests at September 30, 2007 and December 31, 2006, respectively.

Note 18.	Commitments and Contingencies

Variable Interest Entities.  Of the over 800 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 25 hotels in which it has a variable interest. For those ventures in which the Company holds a variable interest, the Company determined that it was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $7 million and $14 million at September 30, 2007 and December 31, 2006, respectively. Equity investments and other types of investments related to VIEs totaled $11 million and $53 million, respectively, at September 30, 2007 and $18 million and $64 million, respectively, at December 31, 2006.

Leases.  In June 2007, the Company entered into an agreement to lease the St. Regis Hotel, Osaka. The term of this lease is 29 years beginning upon the opening of the hotel, which is expected in 2010. The Company will pay a percentage of its gross operating revenues as rent, subject to a minimum threshold each year. The Company accounts for this lease as an operating lease.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $32 million at September 30, 2007. The Company evaluates these loans for impairment, and at September 30, 2007, believes these loans are collectible. Unfunded loan commitments aggregating $69 million were outstanding at September 30, 2007, of which $51 million are expected to be funded over the next few years. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $100 million of equity and other potential contributions associated with managed or joint venture properties, $34 million of which is expected to be funded in the next 12 months.

During 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which was funded). In January 2007 this hotel was sold and the senior debt was repaid in full. In connection with this sale the $28 million in mezzanine loans and other investments, together with accrued interest, was repaid in full. In accordance with the management agreement, the sale of the hotel also resulted in the payment of a fee to the Company of approximately $18 million, which is included in management fees, franchise fees and other income in the consolidated statement of income in the nine months ended September 30, 2007. The Company continues to manage this hotel subject to the pre-existing management agreement.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Surety bonds issued on behalf of the Company as of September 30, 2007 totaled $108 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of September 30, 2007, excluding the Le Méridien management agreement mentioned below, the Company had five management contracts with performance guarantees with possible cash outlays of up to $70 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2007. The Company also does not anticipate losing a significant number of management or franchise contracts in 2007.

In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair value of this guarantee of $7 million is reflected in other liabilities in the accompanying consolidated balance sheets at September 30, 2007 and December 31, 2006, respectively.

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

Litigation.  The Company was party to a litigation commenced by Asia Hotel Investments Ltd (“AHIL”) in the High Court of Singapore. In April 2007, the Singapore High Court rendered a judgment in AHIL’s favor and awarded damages. The Company funded the amount awarded in an escrow account pending the resolution of any appeals. In June 2007, the Company entered into a confidential settlement agreement pursuant to which the matter was resolved for less than the amount escrowed, with both parties denying any wrongdoing. The amounts originally paid into escrow by the Company that were above the final settlement amount have been refunded to the Company and the matter has been closed.

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

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of September 30, 2007 and December 31, 2006 is $512 million and $409 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $69 million to the liability at September 30, 2007.

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

Income Taxes.  We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. As discussed in [Note 14,] on January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, which prescribes a recognition threshold and measurement attribute to determine the amount of tax benefit that should be recognized in the financial statements for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure requirements of uncertain tax positions. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2007 and 2006.

Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since January 1, 2006, we have sold or closed 50 wholly owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the three and nine months ending September 30, 2007 were $605 million and $1.798 billion, respectively, and $594 million and $2.090 billion, respectively, for the same periods of 2006 (total revenues from our owned, leased and consolidated joint venture hotels in North America were $381 million, $1.180 billion, $393 million and $1.472 billion for same periods, respectively). The following represents our top ten markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2007 (with comparable data for 2006):

Top Ten Metropolitan Areas in the United States as a % of Total
Owned Revenues for the Three Months Ended September 30, 2007
with Comparable Data for the Same Period in 2006(1)

Metropolitan Area	2007 Revenues	2006 Revenues

New York, NY	22.7%	19.5%
San Francisco, CA	9.6%	8.8%
Maui, HI	9.1%	8.3%
Chicago, IL	8.1%	7.3%
Boston, MA	7.0%	7.1%
Atlanta, GA	6.2%	6.3%
Phoenix, AZ	6.1%	6.2%
Poconos, PA	4.5%	5.1%
Houston, TX	4.4%	3.9%
Aspen, CO	4.1%	2.4%

Top Ten Metropolitan Areas in the United States as a % of Total
Owned Revenues for the Nine Months Ended September 30, 2007
with Comparable Data for the Same Period in 2006(1)

Metropolitan Area	2007 Revenues	2006 Revenues

New York, NY	21.4%	19.0%
Phoenix, AZ	10.1%	7.8%
San Francisco, CA	9.0%	6.5%
Maui, HI	8.2%	6.1%
Atlanta, GA	6.5%	6.7%
Chicago, IL	6.5%	4.7%
Boston, MA	5.7%	7.8%
Houston, TX	4.7%	3.9%
Poconos, PA	3.8%	3.3%
Kauai, HI	3.2%	2.0%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top ten international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2007 (with comparable data for 2006):

Top Ten International Markets as a % of Total
Owned Revenues for the Three Months Ended September 30, 2007
with Comparable Data for the Same Period in 2006(1)

International Market	2007 Revenues	2006 Revenues

Italy	23.3%	23.3%
Canada	17.5%	18.6%
Australia	9.4%	8.1%
Mexico	8.8%	10.0%
United Kingdom	8.3%	8.2%
Austria	6.3%	5.7%
Spain	4.9%	5.2%
Argentina	3.7%	3.9%
Fiji	3.4%	3.3%
France	2.5%	2.4%

Top Ten International Markets as a % of Total
Owned Revenues for the Nine Months Ended September 30, 2007
with Comparable Data for the Same Period in 2006(1)

International Market	2007 Revenues	2006 Revenues

Italy	20.6%	22.4%
Canada	17.8%	15.9%
Mexico	12.1%	11.7%
Australia	9.4%	7.2%
United Kingdom	7.7%	8.1%
Austria	5.6%	5.0%
Spain	5.0%	6.9%
Argentina	4.3%	4.1%
Caribbean	3.0%	4.0%
France	2.8%	2.4%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $1.540 billion, an increase of $79 million when compared to 2006 levels. Revenues reflect a 1.9% increase in revenues from our owned, leased and consolidated joint venture hotels to $605 million for the three months ended September 30, 2007 when compared to $594 million in the corresponding period of 2006, a 17.6% increase in management fees, franchise fees and other income to $214 million for the three months ended September 30, 2007 when compared to $182 million in the corresponding period of 2006, a 0.4% decrease in vacation ownership and residential revenues to $254 million for the three months ended September 30, 2007 when compared to $255 million in the corresponding period of 2006, and an increase of $37 million in other revenues from managed and franchised properties to $467 million for the three months ended September 30, 2007 when compared to $430 million in the corresponding period of 2006.

The increase in revenues from owned, leased and consolidated joint venture hotels of $11 million was primarily due to improved results at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from 11 wholly owned hotels sold or closed since July 1, 2006. The sold or closed hotels had revenues of $33 million in the three months ended September 30, 2006. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (72 hotels for the three months ended September 30, 2007 and 2006, excluding 11 hotels sold or closed and 8 hotels undergoing significant repositionings or without comparable results in 2007 and 2006) increased 8.0%, or $40 million, to $546 million for the three months ended September 30, 2007 when compared to $506 million in the same period of 2006 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 8.5% to $159.50 for the three months ended September 30, 2007 when compared to the corresponding 2006 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to a 7.7% increase in the average daily rate (“ADR”) to $212.64 for the three months ended September 30, 2007 compared to $197.49 for the corresponding 2006 period and a slight increase in occupancy rates to 75.0% in the three months ended September 30, 2007 when compared to 74.5% in the same period in 2006. REVPAR at Same-Store Owned Hotels in North America increased 6.3% for the three months ended September 30, 2007 when compared to the same period of 2006. REVPAR growth was particularly strong at our owned hotels in Kauai, Hawaii, Boston, Massachusetts and New York, New York. REVPAR at our international Same-Store Owned Hotels increased by 12.6% for the three months ended September 30, 2007 when compared to the same period of 2006. REVPAR for Same-Store Owned Hotels internationally increased 5.9% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $32 million was primarily a result of a $26 million increase in management and franchise revenue to $182 million for the three months ended September 30, 2007 due to growth in REVPAR of existing hotels under management and the addition of new managed and franchised hotels. Other income increased $6 million primarily due to increased revenue from our captive insurance company. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.

The decrease in vacation ownership and residential sales and services of $1 million was primarily due to a decrease in residential sales as the third quarter of 2006 included $5 million in revenues from the sale of residential units at the St. Regis in New York, where very limited inventory remains available in 2007. This decrease was offset, in part, by a slight increase in vacation ownership reported revenues which are impacted by the timing of the recognition of deferred revenues under percentage of completion accounting for projects under construction.

Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 1.1% in the three months ended September 30, 2007 when compared to the same period in 2006, primarily due to the sell-out of the Westin Kierland Villas in Scottsdale, Arizona and the St. Regis Aspen Residence Club in Aspen, Colorado in late 2006. Additionally, sales and profits in Hawaii were negatively impacted by a decline in closing rates (the percentage of tours that were converted to actual sales of vacation ownership intervals) due to the impending sell out of our project on Maui, partially offset by higher sales and profits at other timeshare projects.

Other revenues and expenses from managed and franchised properties increased to $467 million from $430 million for the three months ended September 30, 2007 and 2006, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements were made based upon the costs incurred with no added margin, these revenues and corresponding expenses had no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $116 million in the three months ended September 30, 2007 when compared to $115 million in the same period in 2006.

Restructuring and Other Special Charges (Credits), Net.  During the three months ended September 30, 2007, we recorded $1 million in net restructuring and other special charges primarily related to a charge for property, plant & equipment and inventory that was not salvageable at the Sheraton Bal Harbour Beach Resort (“Bal Harbour”). We plan to demolish the current hotel and rebuild a St. Regis hotel along with branded residences and fractional units.

During the three months ended September 30, 2006, we recorded $1 million in net restructuring and other special credits primarily related to transition costs associated with the purchase of the Le Méridien brand and the related management and franchise business in November 2005 offset by the reversal of accruals associated with a sublease arrangement which terminated at the end of 2006 and, as a result, the related contingency no longer existed.

Depreciation and Amortization.  Depreciation expense increased $2 million to $72 million during the three months ended September 30, 2007 compared to $70 million in the corresponding period of 2006. The slight increase is due to additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels over the past 12 months, offset in part by the hotels sold in the second half of 2006 that were not classified as held for sale during the third quarter of 2006 and the hotels sold in 2007.

Amortization expense decreased to $7 million in the three months ended September 30, 2007 compared to $11 million in the corresponding period of 2006 primarily due to a one-time adjustment recorded to amortization in the third quarter of 2006 related to the valuation of the intangible assets acquired in connection with the acquisition of the Le Méridien brand and related management and franchise business in November 2005.

Operating Income.  Operating income increased 17.1% or $36 million to $246 million for the three months ended September 30, 2007 when compared to $210 million in the same period in 2006, primarily due to the increase in management fees, franchise fees and other income and strength in our owned hotels as discussed above.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures was $8 million for both the three months ended September 30, 2007 and 2006.

Net Interest Expense.  Net interest expense increased to $40 million for the three months ended September 30, 2007 as compared to $28 million in the same period of 2006, primarily due to increased borrowing to fund our share repurchase program and due to a decline in interest income in 2007. During the third quarter of 2006, we recorded interest income of approximately $13 million in association with the full payment of principal and interest on a loan receivable which was previously reserved. Our weighted average interest rate was 6.83% at September 30, 2007 versus 6.76% at September 30, 2006.

Gain (Loss) on Asset Dispositions and Impairments, Net.  During the three months ended September 30, 2007, we recorded a net loss of $23 million, of which $21 million related to the impairment of two hotels expected to be sold in the fourth quarter of 2007.

During the third quarter of 2006, we recorded a net loss of approximately $18 million primarily due to a net loss of approximately $36 million associated with the sale of two hotels, a gain of $13 million on the sale of our interest in a joint venture to our partner in the venture, and a gain of $6 million for insurance proceeds received during the third quarter of 2006 as reimbursement for property damage caused by Hurricane Wilma in 2005.

Income Tax (Expense) Benefit.  We recorded income tax expense from continuing operations of $61 million for the three months ended September 30, 2007 compared to $17 million in the corresponding period of 2006. The 2006 expense was reduced by a one-time tax benefit of approximately $18 million realized in connection with a transaction with Host Hotels & Resorts, Inc. (the “Host Transaction”). Excluding this item and the tax impact of certain dispositions other than the Host Transaction, the effective income tax rate for continuing operations for the three months ended September 30, 2007 was 33.0% compared to 21.2% in the corresponding period of 2006. The increase in the effective income tax rate primarily resulted from the absence of favorable tax benefits recorded in 2006 related to non-recurring capital loss benefits generated from the disposition of certain qualifying joint venture interests in 2006. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $4.543 billion, an increase of $136 million when compared to 2006 levels. Revenues reflect a 14.0% decrease in revenues from our owned, leased and consolidated joint venture hotels to $1.798 billion for the nine months ended September 30, 2007 when compared to $2.090 billion in the corresponding period of 2006, a 23.4% increase in management fees, franchise fees and other income to $602 million for the nine months ended September 30, 2007 when compared to $488 million in the corresponding period of 2006, an 11.3% increase in vacation ownership and residential sales and services to $760 million for the nine months ended September 30, 2007 when compared to $683 million in the corresponding period of 2006, and an increase of $237 million in other revenues from managed and franchised properties to $1.383 billion for the nine months ended September 30, 2007 when compared to $1.146 billion in the corresponding period of 2006.

The $292 million decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 45 wholly owned hotels sold or closed in 2006. The sold or closed hotels had revenues of $382 million in the nine months ended September 30, 2006. The decrease in revenues from sold or closed hotels was partially offset by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (72 hotels for the nine months ended September 30, 2007 and 2006, excluding 50 hotels sold or closed and 8 hotels undergoing significant repositionings or without comparable results in 2007 and 2006) increased 7.8%, or $115 million, to $1.585 billion for the nine months ended September 30, 2007 when compared to $1.470 billion in the same period of 2006 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 8.6% to $152.57 for the nine months ended September 30, 2007 when compared to the corresponding 2006 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to a 7.6% increase in ADR to $211.16 for the nine months ended September 30, 2007 compared to $196.18 for the corresponding 2006 period and to a slight increase in occupancy rates to 72.3% in the nine months ended September 30, 2007 when compared to 71.6% in the same period in 2006. REVPAR at Same-Store Owned Hotels in North America increased 5.8% for the nine months ended September 30, 2007 when compared to the same period of 2006. REVPAR growth was particularly strong at our owned hotels in Kauai, Hawaii, New York, New York, Toronto, Canada and Philadelphia, Pennsylvania. REVPAR at our international Same-Store Owned Hotels increased by 14.3% for the nine months ended September 30, 2007 when compared to the same period of 2006. REVPAR for Same-Store Owned Hotels internationally increased 7.6% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $114 million was primarily a result of a $91 million increase in management and franchise revenue to $494 million for the nine months ended September 30, 2007 due to growth in REVPAR of existing hotels under management and the addition of new managed and franchised hotels. The increase included approximately $46 million of management and franchise fees in the nine months ended September 30, 2007 from the 33 hotels sold to Host in the second quarter of 2006, as compared to $28 million of fees from these hotels in the same period of 2006. The increase was also due to approximately $37 million of revenues from the amortization of the deferred gain associated with the Host Transaction, as compared to $22 million in the corresponding period of 2006. Other income increased $23 million and includes $18 million of income earned in the first quarter of 2007 from our carried interest in a managed hotel that was sold in

January 2007. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.

The increase in vacation ownership and residential sales and services of $77 million was primarily due to the revenue recognition from ongoing projects under construction in Hawaii which are being accounted for under percentage of completion accounting. This increase was offset, in part, by a decrease in residential sales as the nine months ended September 30, 2007 included $3 million of revenues from the sale of residential units at the St. Regis in New York and the corresponding period of 2006 included $85 million in revenues from the sale of residential units at the St. Regis Museum Tower in San Francisco, which sold out in 2006, and at the St. Regis in New York, where only a few units of inventory remain available in 2007.

Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 2.5% in the nine months ended September 30, 2007 when compared to the same period in 2006, primarily due to the sell out of the Westin Kierland Villas in Scottsdale, Arizona and the St. Regis Aspen Residence Club in Aspen, Colorado, in late 2006. Additionally, sales and profits in Hawaii were negatively impacted by a decline in closing rates (the percentage of tours that were converted to actual sales of vacation ownership intervals) in the third quarter due to the impending sell out of our project on Maui, partially offset by higher sales and profits at other timeshare projects.

Other revenues and expenses from managed and franchised properties increased to $1.383 billion from $1.146 billion for the nine months ended September 30, 2007 and 2006, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $362 million in the nine months ended September 30, 2007 when compared to $342 million in the same period in 2006. The increase was primarily due to investments in our global development capability and costs associated with the launch of our new brands, aloft and Element, and other brand initiatives.

Restructuring and Other Special Charges (Credits), Net.  During the nine months ended September 30, 2007, we recorded $48 million in net restructuring and other special charges primarily related to accelerated depreciation of Bal Harbour’s property, plant and equipment due to our redevelopment of that hotel. We plan to demolish the current hotel and rebuild a St. Regis hotel along with branded residences and fractional units. Bal Harbour was closed for business on July 1, 2007, and the majority of its employees were terminated. The after-tax impact of the Bal Harbour redevelopment charge was approximately $31 million or $0.15 per diluted share. We expect to incur additional costs of approximately $5 million later in 2007 and in the first half of 2008 primarily related to the demolition of the hotel. We expect that the demolition will be completed by mid-2008.

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

Depreciation and Amortization.  Depreciation expense decreased $4 million to $206 million during the nine months ended September 30, 2007 compared to $210 million in the corresponding period of 2006. We sold or closed 45 wholly owned hotels during 2006. However, the majority of these hotels were classified as held for sale as of December 31, 2005 and consequently, no depreciation was recognized for either the nine months ended September 30, 2007 or 2006 for those hotels. The slight decrease in depreciation expense is due to the hotels sold in 2006 that were not classified as held for sale during the first nine months of 2006 and the hotels sold in 2007 offset, in part, by additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels over the past 12 months.

Amortization expense decreased to $20 million in the nine months ended September 30, 2007 compared to $21 million in the corresponding period of 2006.

Operating Income.  Operating income increased 8.1% or $46 million to $616 million for the nine months ended September 30, 2007 when compared to $570 million in the same period in 2006, primarily due to the increase in management fees, franchise fees and other income and vacation ownership and residential sales and services, partially offset by the restructuring and other special charges and the decline in revenues from owned, leased and consolidated joint venture hotels discussed above.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures increased to $54 million for the nine months ended September 30, 2007 from $46 million in the same period of 2006 primarily due to our share of gains on the sale of several hotels in an unconsolidated joint venture during 2007. These gains totaled $27 million and had an after-tax impact of approximately $22 million or $0.10 per diluted share. Equity earnings in the first nine months of 2006 included $22 million, or $0.10 per diluted share, primarily related to gains on the sale of our equity interests in certain unconsolidated joint ventures. As the 2006 gain related to disposition of equity interests, we were able to offset the entire gain with capital loss carryforwards, and therefore, the gains had no associated tax expense.

Net Interest Expense.  Net interest expense decreased to $108 million for the nine months ended September 30, 2007 as compared to $175 million in the same period of 2006, primarily due to $37 million of expenses recorded in the first quarter of 2006 related to the early extinguishment of debt in connection with two transactions whereby we defeased and were released from certain debt obligations that allowed us to sell certain hotels that previously served as collateral for such debt. The decrease was also due to interest savings from the net reduction of our debt with proceeds from the asset sales discussed earlier and an increase in capitalized interest related to vacation ownership projects under construction. Our weighted average interest rate was 6.83% at September 30, 2007 versus 6.76% at September 30, 2006.

Gain (Loss) on Asset Dispositions and Impairments, Net.  During the nine months ended September 30, 2007, we recorded a net loss of approximately $20 million primarily related to the $21 million impairment of two hotels expected to be sold in the fourth quarter of 2007 and a net loss of $17 million on the sale of four wholly owned hotels. These losses were offset in part by $14 million of net gains primarily on the sale of assets in which we held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years.

During the nine months ended September 30, 2006, we recorded a net gain of $1 million primarily related to several offsetting gains and losses, including the sale of eight wholly-owned hotels and insurance proceeds received for the Westin Cancun and the Sheraton Cancun as reimbursement for property damage caused by Hurricane Wilma in 2005. In addition, we recorded a $13 million gain on the sale of our interest in a joint venture to our partner in the venture. These gains were offset in part by the impairment of a hotel which was sold in the third quarter of 2006, the impairment of the Sheraton Cancun in Cancun, Mexico which has been completely demolished in order to build vacation ownership units and a $5 million adjustment to reduce the gain on the sale of a hotel consummated in 2004 as certain contingencies associated with that sale became probable in 2006.

Income Tax (Expense) Benefit.  We recorded income tax expense of $145 million in the nine months ended September 30, 2007 compared to a benefit of $470 million in the nine months ended September 30, 2006. The 2006 benefit includes a one-time tax benefit of approximately $514 million realized in connection with the Host Transaction and a $25 million benefit due to the reversal of reserves following the favorable resolution of certain tax matters primarily associated with transactions in previous years. Excluding these items and the tax impact of certain dispositions other than the Host Transaction, the effective income tax rate for continuing operations for the nine months ended September 30, 2007 was 30.3% compared to 17.7% in the corresponding period of 2006. The increase in the effective income tax rate primarily resulted from the absence of favorable tax benefits recorded in 2006 related to a $35 million adjustment resulting from the payment of distributions by our former REIT subsidiary, an $11 million adjustment as a result of the closing of certain tax audits in 2006 and a $21 million tax benefit related to the disposition of certain unconsolidated joint venture interests. The effective tax income tax rate in 2007 benefited from the changing of our foreign tax credit election for certain prior year returns and from the realization of capital loss tax benefits. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Discontinued Operations

For the nine months ended September 30, 2007, the loss on disposition represented a $1 million tax assessment associated with the disposition of our gaming business in 1999.

Cumulative Effect of Accounting Change, Net of Tax.

On January 1, 2006, we adopted SFAS No. 152, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” and in the nine months ended September 30, 2006, we recorded a charge of $72 million, net of a $44 million tax benefit, in cumulative effect of accounting change.

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

Cash Used for Investing Activities

In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $32 million at September 30, 2007. We evaluate these loans for impairment, and at September 30, 2007, believe these loans are collectible. Unfunded loan commitments aggregating $69 million were outstanding at September 30, 2007, of which $51 million are expected to be funded over the next few years. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $100 million of equity and other potential contributions associated with managed or joint venture properties, $34 million of which is expected to be funded in the next 12 months.

During 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which was funded). In January 2007, this hotel was sold and the senior debt was repaid in full. In connection with this sale, the $28 million in mezzanine loans and other investments, together with accrued interest, was repaid in full. In accordance with the management agreement, the sale of the hotel also resulted in the payment of a fee to us of approximately $18 million, which is included in management fees, franchise fees and other income in the consolidated statement of income in the nine months ended September 30, 2007. We continue to manage this hotel subject to the pre-existing management agreement.

Surety bonds issued on our behalf as of September 30, 2007 totaled $108 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of September 30, 2007, excluding the Le Méridien management agreement mentioned below, we had five management contracts with performance guarantees with possible cash outlays of up to $70 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2007. We also do not anticipate losing a significant number of management or franchise contracts in 2007.

In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated our exposure under this guarantee and do not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair value of this guarantee of $7 million is reflected in other liabilities in the accompanying consolidated balance sheets at September 30, 2007 and December 31, 2006.

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

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI and residential construction, capital improvements, share repurchases, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, through the issuance of additional equity or debt securities and from cash generated from operations. Additionally, as previously discussed, we have announced our redevelopment of Bal Harbour. This project will require significant funding from us over the next two to three years. There can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

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

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of September 30, 2007:

	Amount
	Outstanding at		Interest Rate at	Average
	September 30, 2007(a)		September 30, 2007	Maturity
	(Dollars in millions)			(In years)

Floating Rate Debt
Bank Debt	$1,356		5.75%	2.5
Mortgages	43		7.35%	2.0
Interest Rate Swaps	300		9.59%

Total/Average	$1,699		6.47%	2.5

Fixed Rate Debt
Bank Debt	1		5.19%	0.1
Senior Notes	1,631	(b)	7.34%	5.8
Mortgages	129		7.55%	10.7
Other	2		5.85%	31.3
Interest Rate Swaps	(300)		7.88%

Total/Average	$1,463		7.25%	6.1

Total Debt
Total Debt and Average Terms	$3,162		6.83%	4.5

(a)	Excludes approximately $573 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes approximately $(16) million at September 30, 2007 of fair value adjustments related to existing fixed-to-floating interest rate swaps for the Senior Notes.

Fiscal 2007 Developments.  On September 13, 2007, we completed a public offering of $400 million 6.25% Senior Notes due 2013. We received net proceeds of approximately $396 million, which were used to reduce outstanding borrowings under our Revolving Credit Facility.

On June 29, 2007, we entered into a credit agreement that provides for two term loans of $500 million each. One term loan matures on June 29, 2009, and the other matures on June 29, 2010. Each loan has a current interest rate of LIBOR + 0.50%. Proceeds from these loans were used to repay balances under the existing Revolving Credit Facility, which remains in effect. We may prepay the outstanding aggregate principal amount, in whole or in part, at any time. The covenants in this credit agreement are the same as those in our existing Revolving Credit Facility.

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

Other.  At September 30, 2007, we had approximately $11 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $408 million at September 30, 2007, including $227 million of short-term and long-term restricted cash), available borrowings under the

Revolving Credit Facility (approximately $1.752 billion at September 30, 2007), available borrowing capacity from international revolving lines of credit (approximately $36 million at September 30, 2007), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the nine months ending September 30, 2007, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $6 million. Our debt balance is also affected by changes in interest rates as a result of our interest rate swap agreements under which we pay floating rates and receive fixed rates of interest (the “Fair Value Swaps”). The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At September 30, 2007, our debt included a decrease of approximately $16 million related to the fair market value of current Fair Value Swap liabilities. At December 31, 2006 our debt included a decrease of approximately $17 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap liabilities.

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

We had the following contractual obligations outstanding as of September 30, 2007 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Debt	$3,160	$11	$1,048	$1,149	$952
Capital lease obligations(1)	2	—	—	—	2
Operating lease obligations	1,237	80	158	137	862
Unconditional purchase obligations(2)	126	44	54	25	3
Other long-term obligations	4	—	—	4	—

Total contractual obligations	$4,529	$135	$1,260	$1,315	$1,819

(1)	Excludes sublease income of $2 million.

(2)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of September 30, 2007 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$142	$142	$—	$—	$—

We repurchased 19.2 million Corporation Shares for an average price of $63.61 per share in the open market during the nine months ended September 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk.

Item 4.	Controls and Procedures.

Our management conducted an evaluation, under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a) — 15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive and principal financial officers concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting (as defined in Rules 13(a) — 15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At September 30, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We repurchased the following Corporation Shares during the three months ended September 30, 2007:

				Maximum Number (or
				Approximate Dollar
	Total		Total Number of Shares	Value) of Shares that
	Number of	Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	for Share	Plans or Programs	Programs (in millions)

July	1,200,000	$63.39	1,200,000	$625
August	800,000	$62.39	800,000	$575
September	7,200,000	$58.09	7,200,000	$156

Total	9,200,000	$59.15	9,200,000

In November 2007, the Board of Directors of the Company authorized an additional $1 billion of Share repurchases under our existing Share repurchase authorization.

Item 6.	Exhibits.

4.1	Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007 (the “September 17 Form 8-K”)).
4.2	Supplemental Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee Incorporated by reference to Exhibit 4.2 to the September 17 Form 8-K”).
10.1	Letter Agreement, dated August 14, 2007, between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2007 (the “August 17 Form 8-K”)).(1)
10.2	Letter Agreement, dated August 14, 2007, between the Company and Matthew A. Ouimet (incorporated by reference to Exhibit 10.2 to the August 17 Form 8-K).(1)
10.3	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.3 to the August 17 Form 8-K).(1)
10.4	Employment Agreement, dated as of August 31, 2007, between the Company and Frits van Paasschen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2007).(1)
10.5	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP.(1)(2)
10.6	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP.(1)(2)

10.7	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP.(1)(2)
10.8	Form of cash bonus award between the Company and Raymond L. Gellein, Jr.(1)(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(2)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(2)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(2)

(1)	Management contract or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

By:	/s/ Frits van Paasschen
Frits van Paasschen
Chief Executive Officer and Director

By:	/s/ Alan M. Schnaid
Alan M. Schnaid
Senior Vice President, Corporate Controller and Principal Accounting Officer

Date: November 8, 2007

INDEX TO EXHIBITS

4.1	Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007 (the “September 17 Form 8-K”)).
4.2	Supplemental Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee Incorporated by reference to Exhibit 4.2 to the September 17 Form 8-K”).
10.1	Letter Agreement, dated August 14, 2007, between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2007 (the “August 17 Form 8-K”)).(1)
10.2	Letter Agreement, dated August 14, 2007, between the Company and Matthew A. Ouimet (incorporated by reference to Exhibit 10.2 to the August 17 Form 8-K).(1)
10.3	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.3 to the August 17 Form 8-K).(1)
10.4	Employment Agreement, dated as of August 31, 2007, between the Company and Frits van Paasschen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2007).(1)
10.5	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP.(1)(2)
10.6	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP.(1)(2)
10.7	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP.(1)(2)
10.8	Form of cash bonus award between the Company and Raymond L. Gellein, Jr.(1)(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(2)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(2)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(2)

(1)	Management contract or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.

(2)	Filed herewith.