Form 10-K
period 2007-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2008-02-25
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the Registrant’s voting and non-voting common equity (for purposes of this Annual Report only, includes all Shares other than those held by the Registrant’s Directors and executive officers) was $14,035,246,740.

As of February 15, 2008, the Corporation had outstanding 188,283,937 shares of common stock.

For information concerning ownership of Shares, see the Proxy Statement for the Company’s Annual Meeting of Stockholders that is currently scheduled for April 30, 2008 (the “Proxy Statement”), which is incorporated by reference under various Items of this Annual Report.

Document Incorporated by Reference:

Document	Where Incorporated

Proxy Statement	Part III (Items 11, 12, 13 and 14)

This Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), which prior to April 10, 2006 included Starwood Hotels & Resorts, a Maryland real estate investment trust (the “Trust”), which was sold in the Host Transaction (defined below); all references to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the “Realty Partnership”); and all references to “we”, “us”, “our”, “Starwood”, or the “Company” refer to the Corporation, the Trust and its respective subsidiaries, collectively through April 7, 2006. Until April 7, 2006, the shares of common stock, par value $0.01 per share, of the Corporation (“Corporation Shares”) and the Class B shares of beneficial interest, par value $0.01 per share, of the Trust (“Class B Shares”) were attached and traded together and were held or transferred only in units consisting of one Corporation Share and one Class B Share (a “Share”). On April 7, 2006, in connection with a transaction (the “Host Transaction”) with Host Hotels & Resorts, Inc., its subsidiary Host Marriot L.P. and certain other subsidiaries of Host Hotels & Resorts, Inc. (collectively, “Host”), the Shares were depaired and the Corporation Shares became transferable separately from the Class B Shares. As a result of the depairing, the Corporation Shares trade alone under the symbol “HOT” on the New York Stock Exchange (“NYSE”). As of April 10, 2006, neither Shares nor Class B Shares are listed or traded on the NYSE.

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

General

We are one of the world’s largest hotel and leisure companies. We conduct our hotel and leisure business both directly and through our subsidiaries. Our brand names include the following:

St. Regis®  (luxury full-service hotels, resorts and residences) are for connoisseurs who desire the finest expressions of luxury. They provide flawless and bespoke service to high-end leisure and business travelers. St. Regis hotels are located in the ultimate locations within the world’s most desired destinations, important emerging markets and yet to be discovered paradises, and they typically have individual design characteristics to capture the distinctive personality of each location.

The Luxury Collection®  (luxury full-service hotels and resorts) is a group of unique hotels and resorts offering exceptional service to an elite clientele. From legendary palaces and remote retreats to timeless modern classics, these remarkable hotels and resorts enable the most discerning traveler to collect a world of unique, authentic and enriching experiences indigenous to each destination that capture the sense of both luxury and place. They are distinguished by magnificent decor, spectacular settings and impeccable service.

W®  (luxury and upscale full service hotels, retreats and residences) feature world class design, world class restaurants and “on trend” bars and lounges and its signature Whatever\Whenever® service standard. It’s a sensory multiplex that not only indulges the senses, it delivers an emotional experience. Whether it’s “behind the scenes”

access at Whappenings, or our cutting edge music, lighting and scent programs, W hotels delivers an experience unmatched in the hotel segment.

Westin®  (luxury and upscale full-service hotels, resorts and residences) is a lifestyle brand competing in the upper upscale sector in nearly 30 countries around the globe. Each hotel offers renewing experiences that inspire guests to be at their best. First impressions at any Westin hotel are fueled by signature sensory experiences of light, music, white tea scent and botanicals. Westin revolutionized the industry with its famous Heavenly Bed® and Heavenly Bath® and launched a multi-million dollar retail program featuring these products. Westin is the first global brand to offer in-room spa treatments at every hotel and the first to go smoke-free in North America. Westin guests stay in shape at WestinWORKOUT® Powered by Reebok (SM). The new Westin Superfoods® menu is the latest way we bring renewal to guests, with foods considered best for providing disease-fighting and health-enhancing benefits due to their high nutrient and antioxidant content.

Le Méridien®   (luxury and upscale full-service hotels, resorts and residences) is a European-inspired brand with a French accent. Each of its hotels, whether city, airport or resort has a distinctive character driven by its individuality and the Le Méridien brand values. With its underlying passion for food, art and style and its classic yet stylish design, Le Méridien offers a unique experience at some of the world’s top travel destinations.

Sheraton®   (luxury and upscale full-service hotels and resorts) is the Company’s largest brand serving the needs of luxury and upscale business and leisure travelers worldwide. We offer the entire spectrum of comfort. From full-service hotels in major cities to luxurious resorts by the water, Sheraton can be found in the most sought-after cities and resort destinations around the world. Every guest at Sheraton hotels and resorts feels a warm and welcoming connection, the feeling you have when you walk into a place and your favorite song is playing — a sense of comfort and belonging. Our most recent innovation, the Link@Sheratonsm with Microsoft, encourages hotel guests to come out of their rooms to enjoy the energy and social opportunities of traveling. At Sheraton, we help our guests connect to what matters most to them, the office, home and the best spots in town.

Four Points®  (select-service hotels) delights the self-sufficient traveler with a new kind of comfort, approachable style and spirited, can-do service — all at the honest value our guests deserve. Our guests start their day feeling energized and finish up relaxed and free to enjoy little indulgences that make their time away from home special.

Aloftsm  (select-service hotels), a brand introduced in 2005 with the first hotel expected to open in 2008, provides new heights, an oasis where you least expect it, a spirited neighborhood outpost, a haven at the side of the road. Bringing a cozy harmony of modern elements to the classic American on-the-road tradition, aloft offers a sassy, refreshing, ultra effortless alternative for both the business and leisure traveler. Fresh, fun, and fulfilling, aloft is an experience to be discovered and rediscovered, destination after destination, as you ease on down the road.

Elementsm  (extended stay hotels), a brand introduced in 2006 with the first hotel expected to open in 2008, provides a modern, upscale and intuitively designed hotel experience that allows guests to live well and feel in control. Inspired by Westin, Element hotels promote balance through a thoughtful, upscale environment. Decidedly modern with an emphasis on nature, Element is intuitively constructed with an efficient use of space that encourages guests to stay connected, feel alive, and thrive while they are away. Element is the smart, renewing haven for extended stay travel.

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

Our hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. We seek to acquire interests in, or management or franchise rights with respect to properties in this segment. At December 31, 2007, our hotel portfolio included owned, leased, managed and franchised hotels totaling 897 hotels with approximately 275,000 rooms in approximately 100 countries, and is comprised of 74 hotels that we own or lease or in which we have a majority equity interest, 415 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 408 hotels for which we receive franchise fees.

Our revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling vacation ownership interests (“VOIs”) in the resorts and providing financing to customers who purchase such interests. Generally these resorts are marketed under the brand names described above. Additionally, our revenues and earnings are derived from the development, marketing and selling of residential units at mixed use hotel projects owned by us as well as fees earned from the marketing and selling of residential units at mixed use hotel projects developed by third-party owners of hotels operated under our brands. At December 31, 2007, we had 28 owned vacation ownership resorts and residential properties, including sites held for development, in the United States, Mexico, and the Bahamas.

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

Frequent Guest Program.  Our loyalty program, Starwood Preferred Guest® (“SPG”), made headlines when it launched in 1999 with a breakthrough policy of no blackout dates and no capacity controls, allowing members to redeem free nights anytime, anywhere. Since then, the program has grown to include more than 41 million members and continues to be cited for its hassle-free award redemption, outstanding customer service, dedicated member website and innovative promotions and benefits for elite members. The program yields repeat guest business by uniting a world of distinctive hotels and rewarding customers with the rewards and recognition they want — from points that can be used for free hotel stays, indulgent experiences and airline miles with 32 participating airlines.

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

Scale.  As one of the largest hotel and leisure companies focusing on the luxury and upscale full-service lodging market, we have the scale to support our core marketing and reservation functions. We also believe that our scale will contribute to lower our cost of operations through purchasing economies in areas such as insurance, energy, telecommunications, technology, employee benefits, food and beverage, furniture, fixtures and equipment and operating supplies. We feel we are well-positioned for significant growth based on our headcount. We currently have approximately half of the base of rooms compared to our major competitors, and as a result, as we increase our room count, our economies of scale should provide a favorable impact to our operations given our existing cost structure.

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

We derive our cash flow from multiple sources within our hotel and vacation ownership and residential segments, including owned hotels’ operations, management and franchise fees and the sale of VOIs and residential units. These operations are in geographically diverse locations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2007:

	Number of
	Properties	Rooms

Managed and unconsolidated joint venture hotels	415	140,800
Franchised hotels	408	109,100
Owned hotels(a)	74	24,700
Vacation ownership resorts and residential properties	28	7,400

Total properties	925	282,000

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of
	Properties	Rooms

North America (and Caribbean)	472	160,200
Europe, Africa and the Middle East	261	63,800
Asia Pacific	136	46,100
Latin America	56	11,900

Total	925	282,000

Business Segment and Geographical Information

Incorporated by reference in Note 23. Business Segment and Geographical Information, in the notes to financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

Business Strategy

We have implemented a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. In furtherance of this strategy, during 2006 and 2007 we sold a total of 51 hotels for approximately $4.6 billion, including 33 properties to Host for approximately $4.1 billion in stock, cash and debt assumption. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements; acquiring and developing vacation ownership resorts and selling VOIs; and investing in real estate assets where there is a strategic rationale for doing so, which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global assets, broad customer base and other resources and by taking advantage of our scale to reduce costs. The implementation of our strategy and financial planning are impacted by the uncertainty relating to geopolitical and economic environments around the world and their consequent impact on travel in their respective regions and the rest of the world.

Growth Opportunities.  Management has identified several growth opportunities with a goal of enhancing our operating performance and profitability, including:

•	Continuing to build our brands to appeal to upscale business travelers and other customers seeking full-service hotels in major markets by establishing emotional connections to our brands by offering signature experiences at our properties. We plan to accomplish this in the following ways: (i) by continuing our tradition of innovation started with the Heavenly Bed® and Heavenly Bath®, the Westin Heavenly Spa, the Superfoods® menu, the Sheraton Sweet Sleepersm Bed, the Sheraton Service Promisesm and the Four Points by Sheraton Four Comfort Bed SM, (ii) with such ideas as Westin being the first major brand to go “smoke-free” in North America, aloft’s “see green” program created to introduce and promote ecologically friendly programs and services; our newest innovation, the Link@Sheratonsm; and (iii) by placing Bliss® Spas, Remèdesm Spas and their branded amenities, including the Sheraton Shine® by Bliss bath product line, and upscale restaurants in certain of our branded hotels;

•	Renovating, upgrading and expanding our branded hotels to further our strategy of strengthening brand identity;

•	Continuing to expand our role as a third-party manager of hotels and resorts including through the roll out of our new brands, aloft and Element, and the introduction of other new brands. This allows us to expand the presence of our lodging brands and gain additional cash flow generally with modest capital commitment;

•	Franchising certain of our brands to third-party operators and licensing certain of our brands to third parties in connection with luxury residential condominiums, thereby expanding our market presence, enhancing the exposure of our hotel brands and providing additional income through franchise and license fees;

•	Expanding our internet presence and sales capabilities to increase revenue and improve customer service;

•	Continuing to grow our frequent guest program, thereby increasing occupancy rates while providing our customers with benefits based upon loyalty to our hotels, vacation ownership resorts and branded residential projects;

•	Enhancing our marketing efforts by integrating our proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

•	Increasing operating efficiencies through increased use of technology;

•	Optimizing use of our real estate assets to improve ancillary revenue, such as restaurant, beverage and parking revenue from our hotels and resorts;

•	Establishing relationships with third parties to enable us to provide attractive restaurants, programs and other amenities at our branded properties such as our partnering with Jean Georges Vongerichten and his world-class restaurant concepts, the opening of Adour with Alaine Ducasse at the St. Regis New York and establishing the LM 100, a group of cultural innovators and artists who will offer their creativity and develop original and interactive programs for Le Méridien hotels ;

•	Developing additional vacation ownership resorts and leveraging our hotel real estate assets where possible through VOI construction or conversion and residential sales; and

•	Leveraging the Bliss and Remède product lines and distribution channels, most recently unveiling our Sheraton Shine® by Bliss bath product line.

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

We may also selectively choose to develop and construct desirable hotels and resorts to help us meet our strategic goals, such as the construction of a dual hotel campus in Lexington, Massachusetts featuring both an aloft hotel and an Element hotel.

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

Comparability of Owned Hotel Results

We continually update and renovate our owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact our owned hotel revenues and operating income. Other events, such as the occurrence of natural disasters may cause a full or partial closure or sale of a hotel, and such events can negatively impact our revenues and operating income. Finally as we pursue our strategy of reducing our investment in owned real estate assets, the sale of such assets can significantly reduce our revenues and operating income.

Regulation and Licensing of Gaming Facilities

We have a minority interest in the gaming operations of the Planet Hollywood Hotel & Casino, a Sheraton Resort in Las Vegas, Nevada and we and certain of our affiliates and officers have obtained from the Nevada Gaming Authorities (herein defined) the various registrations, approvals, permits and licenses required to engage in these gaming activities in Nevada. The casino gaming licenses are not transferable and must be renewed periodically by the payment of various gaming license fees and taxes. The gaming authorities may deny an application for licensing for any cause which they deem reasonable and may find an officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with us in which case all relationships with such person would be required to be severed. In addition, the gaming authorities may require us to terminate the employment of any person who refuses to file the appropriate applications or disclosures.

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

We are also required to submit certain financial and operating reports to the Nevada Commission. Further, certain loans, leases, sales of securities and similar financing transactions by us must be reported to or approved by the Nevada Commission. We have a Nevada “shelf” approval for certain public offerings that expires in November 2008. We intend to apply for a renewed Nevada shelf approval to become effective in November 2008 for a two year period.

The Nevada Gaming Authorities may investigate and require a finding of suitability of any holder of any class of our voting securities at any time. Nevada law requires any person who acquires more than 5 percent of any class of our voting securities to report the acquisition to the Nevada Commission and we also must report the acquisition within ten days of becoming aware of this fact. Any person who becomes a beneficial owner of more than 10 percent of any class of our voting securities must apply for finding of suitability by the Nevada Commission within 30 days after the Nevada Board Chairman mails a written notice requiring such filing. The applicant must pay the costs and fees incurred by the Nevada Board in connection with the investigation.

Under certain circumstances, an “institutional investor,” as defined by the Nevada Act, that acquires more than 10 percent but no more than 19 percent of our voting securities may apply to the Nevada Commission for a waiver of such finding of shareholder suitability requirements if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as a institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of either our Board of Directors, any change in our corporate charter, bylaws, management, policies or operations or any of our casino gaming operations, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. The Nevada Commission also may in its discretion require the holder of any debt security of a registered company to file an application, be investigated and be found suitable to own such debt security.

Any beneficial owner of our voting securities who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board may be found unsuitable. Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of our debt or equity voting securities beyond such periods or periods of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. We could be subject to disciplinary action if, without prior approval of the Nevada Commission, and after receipt of notice that a person is unsuitable to be an equity or debt security holder or to have any other relationship with us, we either (i) pay to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognize any voting right by such unsuitable person in connection with such securities; (iii) pay the unsuitable person remuneration in any form; (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or, (v) fail to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities for cash at fair market value.

Regulations of the Nevada Commission provide that control of a registered publicly traded corporation cannot be changed through merger, consolidation, acquisition or assets, management or consulting agreements, or any form of takeover without the prior approval of the Nevada Commission. Persons seeking approval to control a registered publicly traded corporation must satisfy the Nevada Commission as to a variety of stringent standards prior to assuming control of such corporation. The failure of a person to obtain such approval prior to assuming control over the registered publicly traded corporation may constitute grounds for finding such person unsuitable. Such regulations may impact the timing of consummating any such transaction.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively “Licensees”), and who proposes to become involved in a gaming operation outside the State of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of the Licensees’ participation in such foreign gaming. The revolving fund is subject to an increase or decrease in the discretion of the Nevada Commission. Once such revolving fund is established, the Licensees may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Commission provided (i) such activities are lawful in the jurisdiction where they are to be conducted; and (ii) the Licensees comply with certain reporting requirements imposed by the Nevada Act. Licensees are subject to disciplinary action by the Nevada Commission if they (i) knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation; (ii) fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations; (iii) engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or, (iv) employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability. We manage gaming operations at the Sheraton Cairo Hotel, Towers & Casino in Gaza, Egypt.

Employees

At December 31, 2007, approximately 155,000 people were employed at our corporate offices, owned and managed hotels and vacation ownership resorts, of whom approximately 37% were employed in the United States. At December 31, 2007, approximately 33% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are satisfactory.

Where you can find more information

We file annual, quarterly and special reports, proxy statements and other information with the Securities & Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwoodhotels.com/corporate/investor relations.html as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling Investor Relations at (914) 640-8165.

Item 1A.	Risk Factors.

Risks Relating to Hotel, Resort, Vacation Ownership and Residential Operations

We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership and Residential Industries.  Operating risks common to the hotel and vacation ownership and residential industries include:

•	changes in general economic conditions, including the severity and duration of any downturn in the US or global economy;

•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•	domestic and international political and geopolitical conditions;

•	travelers’ fears of exposures to contagious diseases;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	decreases in demand or increases in supply for vacation ownership interests;

•	the impact of internet intermediaries on pricing and our increasing reliance on technology;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•	changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	disputes with owners of properties, including condominium hotels, franchisees and homeowner associations which may result in litigation;

•	the availability and cost of capital to allow us and potential hotel owners and franchisees to fund construction, renovations and investments;

•	foreign exchange fluctuations;

•	the financial condition of third-party property owners, project developers and franchisees, which may impact our ability to recover indemnity payments that may be owed to us and their ability to fund amounts required under development, management and franchise agreements and in most cases our recourse is limited to the equity value said party has in the property; and

•	the financial condition of the airline industry and the impact on air travel.

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

We utilize our brands in connection with the residential portions of certain properties that we develop and license our brands to third parties to use in a similar manner for a fee. Residential properties using our brands could become less attractive due to changes in mortgage rates and the availability of mortgage financing generally, market absorption or oversupply in a particular market. As a result, we and our third party licensees may not be able to sell these residences for a profit or at the prices that we or they have anticipated.

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

We Place Significant Reliance on Technology.  The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, brand assurance and compliance, procurement, reservation systems, operation of our customer loyalty program, distribution and guest amenities. These technologies can be expected to require refinements, including to comply with legal requirements such as privacy regulations and requirements established by third parties such as the payment card industry, and there is the risk that advanced new technologies will be introduced. Further, the development and maintenance of these technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

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

Real Estate Investments Are Subject to Numerous Risks.  We are subject to the risks that generally relate to investments in real property because we own and lease hotels and resorts. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments are difficult to sell quickly and we may not be able to adjust our portfolio of owned properties quickly in response to economic or other conditions. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

Hotel and Resort Development Is Subject to Timing, Budgeting and Other Risks.  We intend to develop hotel and resort properties, including VOIs and residential components of hotel properties, as suitable opportunities arise, taking into consideration the general economic climate. In addition, the owners and developers of new-build properties that we have entered into management or franchise agreements with are subject to these same risks which may impact the amount and timing of fees we had expected to collect from those properties. New project development has a number of risks, including risks associated with:

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

We cannot assure you that any development project, including sites held for development of vacation ownership resorts, will in fact be developed, and if developed, the time period or the budget of such development may be greater than initially contemplated and the actual number of units or rooms constructed may be less than initially contemplated.

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

International Operations Are Subject to Special Political and Monetary Risks.  We have significant international operations which as of December 31, 2007 included 261 owned, managed or franchised properties in Europe, Africa and the Middle East (including 21 properties with majority ownership); 53 owned, managed or franchised properties in Latin America (including 9 properties with majority ownership); and 136 owned, managed or franchised properties in the Asia Pacific region (including 4 properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the risk of war, terrorism, civil unrest, expropriation and nationalization as well as the impact in cases in which there are inconsistencies between U.S. law and the laws of an international jurisdiction. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various other international jurisdictions have laws limiting the ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the 9 properties we owned as of December 31, 2007, our international properties are geographically diversified and are not concentrated in any particular region.

Risks Relating to Operations in Syria

During fiscal 2007, Starwood subsidiaries generated approximately $2 million of revenue from management and other fees from hotels located in Syria, a country that the United States has identified as a state sponsor of terrorism. This amount constitutes significantly less than 1% of our worldwide annual revenues. The United States does not prohibit U.S. investments in, or the exportation of services to, Syria, and our activities in that country are in full compliance with U.S. and local law. However, the United States has imposed limited sanctions as a result of Syria’s support for terrorist groups and its interference with Lebanon’s sovereignty, including a prohibition on the exportation of U.S.-origin goods to Syria and the operation of government-owned Syrian air carriers in the United States except in limited circumstances. The United States may impose further sanctions against Syria at any time for foreign policy reasons. If so, our activities in Syria may be adversely affected, depending on the nature of any further sanctions that might be imposed. In addition, our activities in Syria may reduce demand for our stock among certain investors.

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

Acquisitions/Dispositions and New Brands

We will consider corporate as well as property acquisitions and investments that complement our business. In many cases, we will be competing for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable financial metrics then we do. There can be no assurance that we will be able to identify acquisition or investment candidates or complete transactions on commercially reasonable terms or at all. If transactions are consummated, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

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

Privacy Initiatives

We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-

compliance by third parties engaged by us) or a breach of security on systems storing our data may result in fines, payment of damages or restrictions on our use or transfer of data.

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

Over the last few years we have been pursuing a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. As a result, we are planning on substantially increasing the number of hotels we open every year and increasing the overall number of hotels in our system. This increase will require us to recruit and train a substantial number of new associates to work at these hotels as well as increasing our capabilities to enable hotels to open on time and successfully. There can be no assurance that our strategy will be successful.

Tax Risks

Failure of the Trust to Qualify as a REIT Would Increase Our Tax Liability.  Qualifying as a real estate investment trust (a “REIT”) requires compliance with highly technical and complex tax provisions that courts and administrative agencies have interpreted only to a limited degree. Due to the complexities of our ownership, structure and operations, the Trust is more likely than are other REITs to face interpretative issues for which there are no clear answers. We believe that for the taxable years ended December 31, 1995 through April 10, 2006, the date which Host acquired the Trust, the Trust qualified as a REIT under the Internal Revenue Code of 1986, as amended. If the Trust failed to qualify as a REIT for any prior tax year, we would be liable to pay a significant amount of taxes for those years. Subsequent to the Host Transaction, the Trust is no longer owned by us and we are not subject to this risk for actions following the transaction.

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

Risks Relating to Ownership of Our Shares

Our Board of Directors May Issue Preferred Stock and Establish the Preferences and Rights of Such Preferred Stock.  Our charter provides that the total number of shares of stock of all classes which the Corporation has authority to issue is 1,200,000,000, consisting of one billion shares of common stock and 200 million shares of preferred stock. Our Board of Directors has the authority, without a vote of shareholders, to establish the preferences and rights of any preferred or other class or series of shares to be issued and to issue such shares. The issuance of preferred shares or other shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of our shareholders. Since our Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, our Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of our shares.

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

Our Shareholder Rights Plan Would Cause Substantial Dilution to Any Shareholder That Attempts to Acquire Us on Terms Not Approved by Our Board of Directors.  We adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us a newly created series of junior preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding Corporation Shares or (ii) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 15% or more of our outstanding Corporation Shares. The preferred stock purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

Item 2.	Properties.

We are one of the largest hotel and leisure companies in the world, with operations in approximately 100 countries. We consider our hotels and resorts, including vacation ownership resorts (together “Resorts”), generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence arising from age, condition of facilities, and style can adversely affect our Resorts, Starwood and third-party owners of managed and franchised Resorts expend substantial funds to renovate and maintain their facilities in order to remain competitive. For further information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report.

Our hotel business included 897 owned, managed or franchised hotels with approximately 275,000 rooms and our owned vacation ownership and residential business included 28 vacation ownership resorts and residential properties at December 31, 2007, predominantly under seven brands. All brands (other than the Four Points by Sheraton and the newly announced aloft and Element brands) represent full-service properties that range in amenities from luxury hotels and resorts to more moderately priced hotels. We also lease three stand-alone Bliss Spas, two in New York, New York and one in London, England and have leased Bliss Spas in five of the W Hotels. In addition, we own, lease or manage Remède Spas in four of the St. Regis hotels.

The following table reflects our hotel and vacation ownership properties, by brand as of December 31, 2007:

	Hotels		VOI and Residential(a)
	Properties	Rooms	Properties	Rooms

St. Regis and Luxury Collection	70	12,300	4	100
W	20	6,000	—	—
Westin	153	61,900	12	2,500
Le Méridien	116	31,200	—	—
Sheraton	399	138,900	8	4,500
Four Points	128	22,000	—	—
Independent / Other	11	2,300	4	300

Total	897	274,600	28	7,400

(a)	Includes sites held for development.

Hotel Business

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

Managed Hotels.  We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide centralized reservation services and coordinate national advertising and certain marketing and promotional services. We prepare and implement annual budgets for the hotels we manage and are responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2007, we managed 415 hotels with approximately 141,000 rooms worldwide. During the year ended December 31, 2007, we generated management fees by geographic area as follows:

United States	39.8%
Europe	18.8%
Asia Pacific	17.6%
Middle East and Africa	16.0%
Americas (Latin America, Caribbean & Canada)	7.8%

Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In our experience, owners seek hotel managers that can provide attractively priced base, incentive and marketing fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand so as to align the interests of the owner and the Company. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept, or will retain a particular management contract. During the year ended December 31,

2007, we opened 25 managed hotels with approximately 7,000 rooms, and 22 managed hotels with approximately 5,000 rooms left our system. In addition, during 2007, we signed management agreements for 83 hotels with approximately 27,000 rooms, a portion of which opened in 2007 and a portion of which will open in the future.

Brand Franchising and Licensing.  We franchise our Sheraton, Westin, Four Points by Sheraton, Luxury Collection, Le Méridien, aloft and Element brand names and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. We approve certain plans for, and the location of, franchised hotels and review their design. At December 31, 2007, there were 408 franchised properties with approximately 109,000 rooms operating under the Sheraton, Westin, Four Points by Sheraton, Luxury Collection and Le Méridien brands. During the year ended December 31, 2007, we generated franchise fees by geographic area as follows:

United States	60.6%
Europe	15.5%
Americas (Latin America, Caribbean & Canada)	12.8%
Asia Pacific	10.2%
Middle East and Africa	0.9%

In addition to the franchise contracts we retained in connection with the sale of hotels discussed earlier, during the year ended December 31, 2007, we opened 42 franchised hotels with approximately 12,000 rooms, and 11 franchised hotels with approximately 4,000 rooms left our system. In addition, during 2007, we signed franchise agreements for 115 hotels with approximately 20,000 rooms, a portion of which opened in 2007 and a portion of which will open in the future.

Owned, Leased and Consolidated Joint Venture Hotels.  Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, in 2006 and 2007 we have sold 51 wholly owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the years ending December 31, 2007 and 2006 were $2.429 billion and $2.692 billion, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $1.587 billion and $1.881 billion for 2007 and 2006, respectively). The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the year ended December 31, 2007 (with comparable data for 2006):

Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Year Ended December 31, 2007 with Comparable Data for 2006(1)

	2007	2006
Metropolitan Area	Revenues	Revenues

New York, NY	13.1%	12.6%
Phoenix, AZ	5.6%	5.1%
San Francisco, CA	5.2%	4.3%
Maui, HI	4.5%	3.8%
Chicago, IL	3.8%	3.2%

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the year ended December 31, 2007 (with comparable data for 2006):

Top Five International Markets as a % of Total Owned Revenues
for the Year Ended December 31, 2007 with Comparable Data for 2006(1)

	2007	2006
Country	Revenues	Revenues

Italy	8.6%	7.9%
Canada	8.0%	6.3%
Mexico	5.1%	4.5%
Australia	4.3%	3.0%
United Kingdom	3.3%	3.0%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Following the sale of a significant number of our hotels in the past two years, we currently own or lease 74 hotels. Our owned, leased and consolidated joint venture hotel revenues and operating income is generated substantially from the following hotels:

Hotel	Location	Rooms

U.S. Hotels:
The St. Regis Hotel, New York	New York, NY	229
St. Regis Resort, Aspen	Aspen, CO	179
The Phoenician	Scottsdale, AZ	647
W New York — Times Square	New York, NY	507
W Chicago Lakeshore	Chicago, IL	520
W San Francisco	San Francisco, CA	410
W Los Angeles Westwood	Los Angeles, CA	258
W Chicago City Center	Chicago, IL	369
W New York — The Court and Tuscany	New York, NY	318
W Atlanta at Perimeter Center	Atlanta, GA	275
The Westin Maui Resort & Spa	Maui, HI	759
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1068
The Westin Horton Plaza San Diego	San Diego, CA	450
The Westin San Francisco Airport	San Francisco, CA	397
Sheraton Manhattan Hotel	New York, NY	665
Sheraton Kauai Resort	Kauai, HI	394
Sheraton Steamboat Springs Resort	Steamboat Springs, CO	312
The Boston Park Plaza Hotel & Towers	Boston, MA	941
International Hotels:
St. Regis Grand Hotel, Rome	Rome, Italy	161
Grand Hotel	Florence, Italy	107
Hotel Gritti Palace	Venice, Italy	91
Park Tower	Buenos Aires, Argentina	181
Hotel Alfonso XIII	Seville, Spain	147
Hotel Imperial	Vienna, Austria	138
The Westin Excelsior, Rome	Rome, Italy	319

Hotel	Location	Rooms

The Westin Resort & Spa, Los Cabos	Los Cabos, Mexico	243
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico	279
The Westin Excelsior, Florence	Florence, Italy	171
The Westin Resort & Spa Cancun	Cancun, Mexico	379
The Westin St. John Resort & Villas	St John, Virgin Islands	175
Sheraton Centre Toronto Hotel	Toronto, Canada	1377
The Park Lane Hotel, London	London, England	302
Sheraton On The Park	Sydney, Australia	557
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	739
Sheraton Rio Hotel and Resort	Rio de Janeiro, Brazil	559
Sheraton Maria Isabel Hotel & Towers	Mexico City, Mexico	755
Sheraton Gateway Hotel in Toronto International
Airport	Toronto, Canada	474
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Paris Airport Hotel & Conference Centre	Paris, France	252
Sheraton Brussels Hotel and Towers	Brussels, Belgium	511
Four Points by Sheraton Sydney	Sydney, Australia	630

An indicator of the performance of our owned, leased and consolidated joint venture hotels is revenue per available room (“REVPAR”)(1), as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

The following table summarizes REVPAR, average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for our 66 owned, leased and consolidated joint venture hotels (excluding 56 hotels sold or closed and 8 hotels undergoing significant repositionings or without comparable results in 2007 and 2006) (“Same-Store Owned Hotels”) for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Variance

Worldwide (66 hotels with approximately 22,000 rooms)
REVPAR	$160.38	$145.57	10.2%
ADR	$222.03	$203.31	9.2%
Occupancy	72.2%	71.6%	0.6
North America (35 hotels with approximately 14,000 rooms)
REVPAR	$160.87	$149.95	7.3%
ADR	$217.20	$202.77	7.1%
Occupancy	74.1%	73.9%	0.2
International (31 hotels with approximately 8,000 rooms)
REVPAR	$159.52	$138.05	15.6%
ADR	$230.97	$204.33	13.0%
Occupancy	69.1%	67.6%	1.5

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

During the years ended December 31, 2007 and 2006, we invested approximately $211 million and $245 million, respectively, for capital improvements at owned hotels. These capital expenditures include the renovations of the Westin Maui Resort in Maui, Hawaii, the Phoenician in Scottsdale, Arizona, the W Los Angeles in Los Angeles, California and the W San Francisco in San Francisco, California. Additionally, in 2007 we acquired the Sheraton Steamboat in Steamboat Springs, Colorado, for $58 million.

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

At December 31, 2007, we had 28 residential and vacation ownership resorts and sites in our portfolio with 16 actively selling VOIs and residences, 8 sites being held for possible future development and 4 that have sold all existing inventory. During 2007 and 2006, we invested approximately $448 million and $411 million, respectively, for vacation ownership capital expenditures, including VOI construction at Westin Ka’anapali Ocean Resort Villas North in Maui, Hawaii, and the Westin Princeville Resort in Kauai, Hawaii and the purchase of a leasehold interest in land in Aruba.

In late 2004, we began selling residential units at the St. Regis Museum Tower in San Francisco, California which opened in November 2005. We recognized revenues of approximately $53 million in 2006 related to the sale of these residential units which were sold out in the first half of 2006. In 2006 we began selling residential units at the St. Regis Hotel in New York, New York and recognized revenues of approximately $3 million and $41 million in 2007 and 2006, respectively. During 2007 and 2006, we invested approximately $19 million and $23 million, respectively, for residential inventory.

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

	High	Low

2007
Fourth quarter	$62.83	$42.78
Third quarter	$75.45	$52.63
Second quarter	$74.35	$65.35
First quarter	$69.65	$59.63
2006
Fourth quarter	$68.00	$56.22
Third quarter	$61.85	$49.68
Second quarter	$68.87	$52.41
First quarter	$68.50	$58.99

(a)	On April 7, 2006, in connection with the Host Transaction, the Shares were depaired and the Corporation Shares became transferable separately from the Class B Shares of the Trust. As a result of the depairing, the Corporation Shares now trade alone on the NYSE. Starwood shareholders received approximately $2.8 billion in the form of Host common stock valued at $2.68 billion and $119 million in cash for their Class B Shares. Based on Host’s closing price on April 7, 2006, this consideration had a per — Class B Share value of $13.07. As of April 10, 2006 neither Shares nor Class B Shares are listed or traded on the NYSE.

Holders

As of February 15, 2008, there were approximately 18,000 holders of record of Corporation Shares.

Distributions and Dividends Made/Declared

The following table sets forth the frequency and amount of distributions made by the Trust and dividends made by the Corporation to holders of Corporation Shares (and Shares until April 7, 2006) for the years ended December 31, 2007 and 2006:

	Distributions/Dividends
	Declared

2007
Annual distribution	$0.90	(a)
2006
Fourth quarter	$0.42	(b)
First quarter	$0.21	(c)
First quarter	$0.21	(d)

(a)	The Corporation declared a dividend in the fourth quarter of 2007 to shareholders of record on December 31, 2007, which was paid in January 2008.

(b)	The Corporation declared a dividend in the fourth quarter of 2006 to shareholders of record on December 31, 2006, which was paid in January 2007.

(c)	In connection with the Host Transaction, the Trust declared a distribution of $0.21 per Share in March 2006 to shareholders of record on March 27, 2006, which was paid in April 2006.

(d)	In connection with the Host Transaction, the Trust declared a distribution of $0.21 per Share in February 2006 to shareholders of record on February 28, 2006, which was paid in March 2006.

Conversion of Securities; Sale of Unregistered Securities

In 2006, we completed the redemption of the remaining 25,000 outstanding shares of Class B Exchangeable Preferred Shares of the Trust (“Class B EPS”) for approximately $1 million in cash. Also in 2006, in connection with the Host Transaction, we redeemed all of the Class A Exchangeable Preferred Shares of the Trust (“Class A EPS”) (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. SLC Operating Limited Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Corporation Shares. In 2006, we redeemed approximately 926,000 SLC Operating Limited Partnership units for approximately $56 million in cash, and there were approximately 179,000 of these units outstanding at December 31, 2007 and 2006.

Issuer Purchases of Equity Securities

Pursuant to the Share Repurchase Program, Starwood repurchased 29.6 million Corporation Shares in the open market for an aggregate cost of $1.787 billion during 2007. The Company repurchased the following Corporation Shares during the three months ended December 31, 2007:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares
		Average	Purchased as Part of	that May Yet Be
	Total Number of	Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased	for Share	or Programs	Plans or Programs
				(In millions)

October	2,325,000	$59.16	2,325,000	$18
November	6,103,600	$52.59	6,103,600	$697
December	1,968,600	$53.13	1,968,600	$593

Total	10,397,200	$54.16	10,397,200

In November 2007, the Board of Directors of the Company authorized an additional $1 billion of Share repurchases under our existing Share repurchase authorization.

Information relating to securities authorized for issuance under equity compensation plans is provided under Item 12 of this Annual Report and is incorporated herein by reference.

STOCKHOLDER RETURN PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return on the Corporation Shares (and Shares until April 7, 2006) against the cumulative total return on the S&P 500 and the S&P 500 Hotel Index (the “S&P 500 Hotel”) for the five fiscal years beginning December 31, 2002 and ending December 31, 2007. The graph assumes that the value of the investments was 100 on December 31, 2002 and that all dividends and other distributions were reinvested. In addition, the Share prices for the periods prior to the Host Transaction on April 10, 2006 have been adjusted based on the value shareholders received for their Class B shares. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	2002	2003	2004	2005	2006	2007
Starwood	100.00	155.17	255.54	283.15	347.52	249.78
S&P 500	100.00	126.38	137.75	141.88	161.20	166.89
S&P 500 Hotel	100.00	150.11	216.39	217.05	245.55	211.55

Item 6.	Selected Financial Data.

The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report and incorporated herein by reference.

	Year Ended December 31,
	2007	2006		2005	2004	2003
	(In millions, except per Share data)

Income Statement Data
Revenues	$6,153	$5,979		$5,977	$5,368	$4,630
Operating income	$858	$839		$822	$653	$427
Income from continuing operations	$543	$1,115		$423	$369	$105
Diluted earnings per Share from continuing operations	$2.57	$5.01		$1.88	$1.72	$0.51
Operating Data
Cash from operating activities	$895	$500		$764	$578	$766
Cash from (used for) investing activities	$(215)	$1,402		$85	$(415)	$515
Cash used for financing activities	$(712)	$(2,635)		$(253)	$(273)	$(979)
Aggregate cash distributions paid	$90	$276		$176	$172	$170
Cash distributions and dividends declared per Share	$0.90	$0.84	(a)	$0.84	$0.84	$0.84

(a)	In connection with the Host Transaction, in February and March 2006, the Trust declared distributions totaling $0.42 per Share. In December 2006, the Corporation declared a dividend of $0.42 per Corporation Share.

	At December 31,
	2007	2006	2005	2004	2003
	(In millions)

Balance Sheet Data
Total assets	$9,622	$9,280	$12,494	$12,298	$11,857
Long-term debt, net of current maturities and including exchangeable units and Class B preferred shares	$3,590	$1,827	$2,926	$3,823	$4,424

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition.  Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) vacation ownership and residential revenues; (3) management and franchise revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. REVPAR is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

•	Vacation Ownership and Residential — We recognize revenue from VOI sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer demonstrating a sufficient level of initial and continuing involvement, the period of cancellation with refund has expired and receivables are deemed collectible. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton, Le Méridien and Luxury Collection brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement, offset by payments by us under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

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

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of December 31, 2007 and 2006 is $536 million and $409 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $71 million to the liability at December 31, 2007.

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

Income Taxes.  We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $6.153 billion, an increase of $174 million when compared to 2006 levels. Revenues reflected a 9.8% decrease in revenues from our owned, leased and consolidated joint venture hotels to $2.429 billion for the year ended December 31, 2007 when compared to $2.692 billion in the corresponding period of 2006, a 20.4% increase in management fees, franchise fees and other income to $839 million for the year ended December 31, 2007 when compared to $697 million in the corresponding period of 2006, a 2.0% increase in vacation ownership and residential revenues to $1.025 billion for the year ended December 31, 2007 when compared to $1.005 billion in the corresponding period of 2006, and an increase of $275 million in other revenues from managed and franchised properties to $1.860 billion for the year ended December 31, 2007 when compared to $1.585 billion in the corresponding period of 2006.

The $263 million decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 56 wholly owned hotels sold or closed in 2007 and 2006. The sold or closed hotels had revenues of $121 million in the year ended December 31, 2007, compared to $570 million in the corresponding period of 2006. The decrease in revenues from sold or closed hotels was partially offset by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (66 hotels for the year ended December 31, 2007 and 2006, excluding 56 hotels sold or closed and 8 hotels undergoing significant repositionings or without comparable results in 2007 and 2006) increased 9.1%, or $173 million, to $2.068 billion for the year ended December 31, 2007 when compared to $1.895 billion in the same period of 2006 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 10.2% to $160.38 for the year ended December 31, 2007 when compared to the corresponding 2006 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to a 9.2% increase in ADR to $222.03 for the year ended December 31, 2007 compared to $203.31 for the corresponding 2006 period and due to a slight increase in occupancy rates to 72.2% in the year ended December 31, 2007 when compared to 71.6% in the same period in 2006. REVPAR at Same-Store Owned Hotels in North America increased 7.3% for the year ended December 31, 2007 when compared to the same period of 2006. REVPAR growth was particularly strong at our owned hotels in Kauai, Hawaii, New York, New York, San Francisco, California and New Orleans, Louisiana. REVPAR at our international Same-Store Owned Hotels increased by 15.6% for the year ended December 31, 2007 when compared to the same period of 2006. REVPAR growth was particularly strong at our owned hotels in Australia, Austria and Italy. REVPAR for Same-Store Owned Hotels internationally increased 7.8% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $142 million was primarily a result of a $123 million increase in management and franchise revenue to $687 million for the year ended December 31, 2007. The increase was due to the strong growth in REVPAR at existing hotels under management and the net addition of 34 managed and franchised hotels to our system. The increase in management and franchise fees also resulted from the full year impact of revenues from the 33 hotels sold to Host in the second quarter of 2006. Management fees from these hotels in the year ended December 31, 2007 totaled $63 million, as compared to $44 million in the same period of 2006. Revenues from the amortization of the deferred gain associated with the Host Transaction was $49 million in the year ended December 31, 2007, as compared to $34 million in the corresponding period of 2006. Other income increased $19 million and includes $18 million of income earned in the first quarter of 2007 from our carried interest in a managed hotel that was sold in January 2007. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.

The increase in vacation ownership and residential sales and services of $20 million was primarily due to the revenue recognition from ongoing projects under construction in Hawaii which are being accounted for under percentage of completion accounting. This net increase was offset, in part, by a decrease in residential sales as the year ended December 31, 2007 included $3 million of revenues from the sale of residential units at the St. Regis in New York compared to 2006 which included $94 million in revenues from the sale of residential units at the St. Regis Museum Tower in San Francisco, which sold out in 2006, and at the St. Regis in New York, where only a few residential units remained available for sale in 2007. Additionally, during the year ended December 31, 2006, we recorded a gain of $17 million on the sale of $133 million of vacation ownership receivables. We did not sell any such receivables in 2007 and therefore no gain was recognized.

Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 3.8% in the year ended December 31, 2007 when compared to the same period in 2006 as the mix of products sold during 2007 differed from that sold in 2006. Additionally, sales and profits in Hawaii were negatively impacted by a decline in closing rates (the percentage of tours that were converted to actual sales of vacation ownership intervals) in the second half of 2007 due to the impending sell out of our project on Maui, partially offset by higher sales and profits at other timeshare projects.

Other revenues and expenses from managed and franchised properties increased to $1.860 billion from $1.585 billion for the year ended December 31, 2007 and 2006, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $513 million in the year ended December 31, 2007 when compared to $470 million in the same period in 2006. The increase was primarily due to investments in our global development capability and costs associated with the launch of our new brands, aloft and Element, and other brand initiatives.

Restructuring and Other Special Charges, Net.  During the year ended December 31, 2007, we recorded $53 million in net restructuring and other special charges primarily related to accelerated depreciation of property, plant and equipment at the Sheraton Bal Harbour in Florida (“Bal Harbour”) and demolition costs associated with our redevelopment of that hotel. Bal Harbour was closed for business on July 1, 2007, and the majority of its employees were terminated. The hotel was demolished and we are in the process of building a St. Regis hotel along with branded residences and fractional units.

During the year ended December 31, 2006, we recorded $20 million in net restructuring and other special charges primarily related to transition costs associated with the acquisition of the Le Méridien brand and management and franchise business (“the Le Méridien Acquisition”) in November 2005 and severance costs primarily related to certain executives in connection with the continued corporate restructuring that began at the end of 2005. These charges were offset, in part, by the reversal of accruals for a lease we assumed as part of the merger with Sheraton Holding Corporation (“Sheraton Holding”) and its subsidiaries (formerly ITT Corporation) in 1998 as the lease matured at the end of 2006 and the accruals exceeded our maximum remaining obligation under the lease.

Depreciation and Amortization.  Depreciation expense was $280 million during the year ended December 31, 2007, consistent with the corresponding period of 2006. We sold or closed 45 wholly owned hotels during 2006. However, the majority of these hotels were classified as held for sale as of December 31, 2005 and consequently, no depreciation was recognized for either the year ended December 31, 2007 or 2006 for those hotels.

Amortization expense was $26 million in the year ended December 31, 2007, consistent with the corresponding period of 2006.

Operating Income.  Operating income increased 2.3% or $19 million to $858 million for the year ended December 31, 2007 when compared to $839 million in the same period in 2006, primarily due to the increase in management fees, franchise fees and other income, partially offset by the restructuring and other special charges and the decline in revenues from owned, leased and consolidated joint venture hotels discussed above.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures increased to $66 million for the year ended December 31, 2007 from $61 million in the same period of 2006 partially due to our share of gains on the sale of several hotels in an unconsolidated joint venture during 2007.

Net Interest Expense.  Net interest expense decreased to $147 million for the year ended December 31, 2007 as compared to $215 million in the same period of 2006, primarily due to $37 million of expenses recorded in the first quarter of 2006 related to the early extinguishment of debt in connection with two transactions whereby we defeased and were released from certain debt obligations that allowed us to sell certain hotels that previously served as collateral for such debt. The decrease was also due to an increase in capitalized interest related to vacation ownership projects under construction and a decrease in our overall interest rate. Our weighted average interest rate was 6.52% at December 31, 2007 versus 6.97% at December 31, 2006.

Loss on Asset Dispositions and Impairments, Net.  During 2007, we recorded a net loss of $44 million, primarily related to a net loss of $58 million on the sale of eight wholly owned hotels, $20 million of which related to four hotels that closed in the fourth quarter. These losses were offset in part by $20 million of net gains primarily on the sale of assets in which we held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years.

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

Income Tax Expense.  We recorded income tax expense from continuing operations of $189 million for the year ended December 31, 2007 compared to a benefit of $434 million in the corresponding period of 2006. The 2007 expense was favorably impacted by a $114 million benefit related to the reversal of capital loss valuation allowance, a $28 million benefit associated with the Company’s election to claim foreign tax credits generated in 1999 and 2000 and a $35 million benefit associated with the utilization of capital losses. Offsetting these benefits were a $97 million charge associated with the Host Transaction and a $13 million charge associated with interest accrued for uncertain tax positions. The 2006 tax benefit includes a one-time benefit of approximately $524 million realized in connection with the Host Transaction, a $59 million benefit due primarily to the completion of various state and federal income tax audits of prior years, a $34 million benefit associated with Company’s election to claim foreign tax credits in 2006 and 2005 and a $32 million benefit associated with the Trust prior to its acquisition by Host.

Discontinued Operations

For the year ended December 31, 2007, the loss on disposition represented a $1 million tax assessment associated with the disposition of our gaming business in 1999. For the year ended December 31, 2006, the loss on disposition represented a $2 million tax assessment associated with the disposition of our gaming business in 1999.

Cumulative Effect of Accounting Change, Net of Tax

On January 1, 2007, we adopted FIN 48 and recorded a benefit of $35 million to the beginning balance of retained earnings.

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

Restructuring and Other Special Charges, Net.  During the year ended December 31, 2006, we recorded $20 million in net restructuring and other special charges primarily related to transition costs associated with the Le Méridien Acquisition in November 2005 and severance costs primarily related to certain executives in connection with the continued corporate restructuring that began at the end of 2005. These charges were offset, in part, by the reversal of accruals for a lease we assumed as part of the merger with Sheraton Holding and its subsidiaries (formerly ITT Corporation) in 1998 as the lease matured at the end of 2006 and the accruals exceeded our maximum remaining obligation under the lease.

During the year ended December 31, 2005, we recorded $13 million in restructuring and other special charges primarily related to severance costs in connection with our corporate restructuring as a result of our planned disposition of significant real estate assets and transition costs associated with the Le Méridien Acquisition.

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

Income Tax Expense.  We recorded an income tax benefit from continuing operations of $434 million for the year ended December 31, 2006 compared to an expense of $219 million in the corresponding period of 2005. The 2006 tax benefit includes a one-time benefit of approximately $524 million realized in connection with the Host Transaction, a $59 million benefit due primarily to the completion of various state and federal income tax audits of prior years, a $34 million benefit associated with Company’s election to claim foreign tax credits in 2006 and 2005 and a $32 million benefit associated with the Trust prior to its acquisition by Host. The income tax expense for the year ended December 31, 2005 included the recognition of $47 million of tax expense as a result of the adoption of a plan to repatriate foreign earnings in accordance with the American Jobs Creation Act and the recording of an additional provision of $52 million related to our 1998 disposition of ITT World Directories. The income tax expense for the year ended December 31, 2005 also included a net tax credit of $15 million related to the deferred gain on the sale of the Hotel Danieli in Venice, Italy, an $8 million benefit related to tax refunds for tax years prior to the 1995 split-up of ITT Corporation, and a $64 million benefit associated with the Trust. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and sales of VOIs and residential units. It is the principal source of cash used to fund our operating expenses, interest payments on debt, capital expenditures, dividend payments and share repurchases. Our day-to-day operations are financed through a net working capital deficit, a practice that is common in our industry. The ratio of our current assets to current liabilities was 0.87 and 0.74 as of December 31, 2007 and 2006, respectively. Consistent with industry practice, we sweep the majority of the cash at our hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility. We believe that our existing borrowing availability together with capacity for additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments and share repurchases in the foreseeable future.

State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of products under construction are held in escrow during the period prior to obtaining a certificate of occupancy. These payments and the deposits collected from sales during the rescission period are the primary components of our restricted cash balances in our consolidated balance sheets. At December 31, 2007 and 2006, we had short-term restricted cash balances of $196 million and $329 million, respectively.

Cash From Investing Activities

In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $34 million at December 31, 2007. We evaluate these loans for impairment, and at December 31, 2007, believe these loans are collectible. Unfunded loan commitments aggregating $69 million were outstanding at December 31, 2007, of which $1 million are expected to be funded in 2008 and $51 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $100 million of equity and other potential contributions associated with managed or joint venture properties, $28 million of which is expected to be funded in 2008.

During 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which was funded). In January 2007, this hotel was sold and the senior debt was repaid in full. In connection with this sale, the $28 million in mezzanine loans and other investments, together with accrued interest, were repaid in full. In accordance with the management agreement, the sale of the hotel also resulted in the payment of a fee to us of approximately $18 million, which is included in management fees, franchise fees and other income in the consolidated statement of income for the year ended December 31, 2007. We continue to manage this hotel subject to the pre-existing management agreement.

Surety bonds issued on our behalf at December 31, 2007 totaled $99 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. At December 31, 2007, excluding the Le Méridien management agreement mentioned below, we had six management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2008. In connection with the Le Méridien Acquisition, discussed below, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated the exposure under this guarantee and do not anticipate that payments made under the guarantee will be significant in any single year. The estimated present fair value of this guarantee of $7 million and $6 million is reflected in other liabilities in the accompanying consolidated balance sheet at both December 31, 2007 and 2006, respectively. We do not anticipate losing a significant number of management or franchise contracts in 2008.

In November 2005, we completed the Le Méridien Acquisition for a purchase price of approximately $252 million. The purchase price was funded from available cash and the return of funds from our original purchase of an interest in Le Méridien debt in late 2003. In connection with the Le Méridien Acquisition, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity. However, at this time, we believe that it is unlikely that we will have to fund any of these liabilities.

In connection with the sale of 33 hotels to Host in 2006, we agreed to indemnify Host for certain liabilities, including operations and tax liabilities. At this time, we believe that we will not have to make any material payments under such indemnities.

During the second quarter of 2007, we purchased the Sheraton Steamboat Resort & Conference Center for approximately $58 million in cash from a joint venture in which we held a 10% interest.

During the first quarter of 2007, we entered into a joint venture that acquired the Sheraton Grande Tokyo Bay Hotel. This hotel has been managed by us since its opening and will continue to be operated by us under a long-term management agreement with the joint venture. We invested approximately $19 million in this venture in exchange for a 25.1% ownership interest.

In December 2006, we completed a transaction to, among other things, purchase real assets from Club Regina Resorts (“CRR”) in Mexico. These assets included land and fixed assets adjacent to The Westin Resort & Spa in Los Cabos, Mexico and terminated CRR’s rights to solicit guests at three Westin properties in Mexico. In addition to the purchase of these assets, the transaction included the settlement of all pending and threatened legal claims between the parties and the exchange of a new issue of CRR notes with a lower principal amount for notes we previously held from an affiliate of CRR. Total consideration of approximately $41 million was paid by us for these items. The portion related to the legal settlement was expensed.

In May 2006, we partnered with Chef Jean-Georges Vongerichten and a private equity firm to create a joint venture that will develop, own, operate, manage and license world-class restaurant concepts created by Jean-Georges Vongerichten, including operating the existing Spice Market restaurant located in New York City. The concepts owned by the venture will be available for Starwood’s upper-upscale and luxury hotel brands including W, Westin, Le Méridien and St. Regis. Additionally, the venture may own and operate freestanding restaurants outside of Starwood’s hotels. We invested approximately $22 million in this venture for a 32.7% equity interest.

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments and share repurchases) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, through the issuance of additional equity or debt securities and from cash generated from operations.

We periodically review our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on enhancing real estate returns and monetizing investments. In the second quarter of 2006, in connection with the Host Transaction, we completed the sale of 33 hotels and the stock of certain controlled subsidiaries to Host for consideration valued at $4.1 billion which consisted of approximately $2.8 billion in the form of Host common stock and cash paid directly to our shareholders and $1.3 billion of consideration paid to Starwood, including $1.2 billion in cash, $77 million in debt assumption and $61 million in Host common stock. During the year ended December 31, 2006, we sold ten additional owned hotels and interests in nine unconsolidated joint ventures for gross proceeds of approximately $588 million in cash. During the year ended December 31, 2007, we sold eight additional owned hotels and interests in four unconsolidated joint ventures for gross proceeds of approximately $209 million in cash. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of December 31, 2007:

	Amount
	Outstanding at		Interest Rate at
	December 31,		December 31,	Average
	2007(a)		2007	Maturity
				(In years)
	(Dollars in millions)

Floating Rate Debt
Bank Debt	$1,787		5.47%	2.5
Mortgages	38		7.30%	2.0
Interest Rate Swaps	300		9.14%

Total/Average	$2,125		6.02%	2.5

Fixed Rate Debt
Senior Notes	$1,641	(b)	7.34%	5.5
Mortgages	127		7.55%	10.4
Other	2		9.11%	22.6
Interest Rate Swaps	(300)		7.88%

Total/Average	$1,470		7.25%	5.9

Total Debt
Total Debt and Average Terms	$3,595		6.52%	4.2

(a)	Excludes approximately $572 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes approximately $(6) million at December 31, 2007 of fair value adjustments related to existing fixed-to-floating interest rate swaps for the Senior Notes.

Fiscal 2007 Developments.  On September 13, 2007, we completed a public offering of $400 million 6.25% Senior Notes due February 15, 2013 (“6.25% Notes”). We received net proceeds of approximately $396 million, which were used to reduce outstanding borrowings under our Revolving Credit Facility. Interest on the 6.25% Notes is payable semi-annually on February 15 and August 15. At any time, we may redeem all or a portion of the 6.25% Notes at a price equal to the greater of (1) 100% of the aggregate principal plus accrued and unpaid interest and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the redemption rate on a semi-annual basis at the Treasury rate plus 35 basis points, plus accrued and unpaid interest. The 6.25% Notes rank parri passu with all other unsecured and unsubordinated obligations. Upon a change in control of Starwood, the holders of the 6.25% Notes will have the right to require repurchase of the 6.25% Notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 6.25% Notes include restrictions on liens, sale and leaseback transactions, mergers, consolidations and sale of assets.

On June 29, 2007, we entered into a credit agreement that provides for two term loans of $500 million each. One term loan matures on June 29, 2009, and the other matures on June 29, 2010. Each loan has a current interest rate of LIBOR + 0.50%. Proceeds from these loans were used to repay balances under our Revolving Credit Facility (established under the 2006 Facility referenced below), which remains in effect. We may prepay the outstanding aggregate principal amount, in whole or in part, at any time. The covenants in this credit agreement are the same as those in our existing Revolving Credit Facility.

On April 27, 2007 we amended our Revolving Credit Facility to both reduce the interest rate (from the original rate of LIBOR + 0.475% to LIBOR + 0.400%) and increase commitments by $450 million, to a total of $2.250 billion. Of this commitment, $375 million will expire on April 27, 2008, and the remaining $1.875 billion will expire in February 2011. On May 1, 2007 we borrowed on our Revolving Credit Facility to finance the redemption of $700 million of the 7.375% Senior Notes.

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

In February 2006, we closed a five-year $1.5 billion Senior Credit Facility (“2006 Facility”). The 2006 Facility replaced the previous $1.45 billion Revolving and Term Loan Credit Agreement (“Pre-2006 Facility”) which would have matured in October 2006. Approximately $240 million of the Term Loan balance under the Pre-2006 Facility was paid down with cash and the remainder was refinanced with the 2006 Facility. The 2006 Facility is expected to be used for general corporate purposes. The 2006 Facility matures February 10, 2011 and had an original interest rate of LIBOR + 0.475%. We currently expect to be in compliance with all covenants of the 2006 Facility.

During March 2006, we gave notice to receive additional commitments totaling $300 million under our 2006 Facility (“2006 Facility Add-On”) on a short-term basis to facilitate the close of the Host Transaction and for general working capital purposes. In June 2006, we amended the 2006 Facility such that the 2006 Facility Add-On would not mature until June 30, 2007.

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

Other.  Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $366 million at December 31, 2007, including $204 million of short-term and long-term restricted cash), available borrowings under the Revolving Credit Facility (approximately $1.330 billion at December 31, 2007), available borrowing capacity from international revolving lines of credit (approximately $37 million at December 31, 2007), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the year ended December 31, 2007, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $5 million. Our debt balance is also affected by changes in interest rates as a result of our interest rate swap agreements under which we pay floating rates and receive fixed rates of interest (the “Fair Value Swaps”). The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At December 31, 2007, our debt included a decrease of approximately $6 million related to the fair market value of current Fair Value Swap liabilities. At December 31, 2006 our debt included a decrease of approximately $17 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap liabilities.

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

We had the following contractual obligations(1) outstanding as of December 31, 2007 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Debt	$3,593	$5	$1,048	$1,590	$950
Capital lease obligations(2)	2	—	—	—	2
Operating lease obligations	1,144	82	160	136	766
Unconditional purchase obligations(3)	114	43	49	19	3
Other long-term obligations	4	—	—	4	—

Total contractual obligations	$4,857	$130	$1,257	$1,749	$1,721

(1)	The table below does not reflect unrecognized tax benefits of $469 million, the timing of which is uncertain. Refer to Note 13 of the Consolidated Financial Statements for additional discussion on this matter.

(2)	Excludes sublease income of $2 million.

(3)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2007 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$133	$133	$—	$—	$—

On July 26, 2006, Standard & Poor’s upgraded our rating to BBB- from BB+ and revised their outlook from positive to stable.

On August 28, 2006, Moody’s Investors Service upgraded our rating to Baa3 from Bal and revised their outlook from positive to stable.

On October 24, 2006, Fitch’s Investors Service upgraded our rating to BBB- from BB+ and revised their outlook from positive to stable.

A distribution of $0.90 per Share was paid in January 2008 to shareholders of record as of December 31, 2007. In connection with the Host Transaction, on February 17, 2006, the Trust declared a distribution of $0.21 per Share to shareholders of record on February 28, 2006, which was paid on March 10, 2006. In addition, on March 15, 2006, the Trust declared a distribution of $0.21 per Share to shareholders of record on March 27, 2006, which was paid on

April 7, 2006. In December 2006 the Corporation declared a dividend of $0.42 per Corporation Share to shareholders of record on December 31, 2006, which was paid in January 2007.

Stock Sales and Repurchases

Share Repurchases.  In April of 2007, the Board of Directors authorized an additional $1 billion in Share repurchases under our existing Corporate Share Repurchase Authorization (the “Share Repurchase Authorization”). In November 2007, the Board of Directors of Starwood further authorized the repurchase of up to an additional $1 billion of Corporation Shares under the Share Repurchase Authorization. During the year ended December 31, 2007, we repurchased 29.6 million Corporation Shares at a total cost of $1.8 billion. As of December 31, 2007, approximately $593 million remains available under the Share Repurchase Authorization.

On March 15, 2006 we completed the redemption of the remaining 25,000 shares of Class B EPS for approximately $1 million in cash. In April 2006, in connection with the Host Transaction, we redeemed all of the Class A EPS (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. SLC Operating Limited Partnership units are convertible into Shares at the unit holder’s option, provided that we have the option to settle conversion requests in cash or Shares. In the year ended December 31, 2007, there were no redemptions. At December 31, 2007, we had outstanding approximately 191 million Corporation Shares and 179,000 SLC Operating Limited Partnership units.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include retained interests in securitizations of $40 million, letters of credit of $133 million, unconditional purchase obligations of $114 million and surety bonds of $99 million. These items are more fully discussed earlier in this section and in the Notes to Financial Statements and Item 8 of Part II of this report.

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

Interest rate swap agreements are the primary instruments used to manage interest rate risk. At December 31, 2007, we had two outstanding long-term interest rate swap agreements under which we pay variable interest rates and receive fixed interest rates. At December 31, 2007, we had no interest rate swap agreements under which we pay a fixed rate and receive a variable rate.

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

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

								Total Fair
	Expected Maturity or Transaction Date						Total at	Value at
	At December 31,						December 31,	December 31,
	2008	2009	2010	2011	2012	Thereafter	2007	2007

Liabilities
Fixed rate (in millions)	$4	$5	$5	$6	$798	$952	$1,770	$1,848
Average interest rate							7.36%
Floating rate (in millions)	$1	$538	$500	$786	$—	$—	$1,825	$1,825
Average interest rate							5.50%
Interest Rate Swaps
Fixed to variable
(in millions)	$—	$—	$—	$—	$300	$—	$300
Average pay rate							9.14%
Average receive rate							7.88%

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this Item are included in Item 15 of this Annual Report and are incorporated herein by reference

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

Management has engaged Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to the Company’s internal control over financial reporting. Its report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited Starwood Hotels & Resorts Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, equity, and cash flows of the Company for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 22, 2008

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

Item 10.	Directors, Executive Officers and Corporate Governance.

The Board of Directors of the Company is currently comprised of 10 members, each of whom is elected for a one-year term. The following table sets forth, for each of the members of the Board of Directors as of the date of this Annual Report, certain information regarding such Director.

Name (Age)	Principal Occupation and Business Experience	Service Period

Frits van Paasschen (46)	Chief Executive Officer of the Company since September 2007. From March 2005 until September 2007, he served as President and CEO of Molson Coors Brewing Company’s largest division, Coors Brewing Company. Prior to joining Coors, from April 2004 until March 2005, Mr. van Paasschen worked independently through FPaasschen Consulting and Mercator Investments, evaluating, proposing, and negotiating private equity transactions. Prior thereto, Mr. van Paasschen spent seven years at Nike, Inc, most recently as Corporate Vice President/General Manager, Europe, Middle East and Africa from 2000 to 2004.	CEO and Director since September 2007
Adam M. Aron (53)	Chairman and Chief Executive Officer of World Leisure Partners, Inc., a leisure related consultancy, since 2006 From 1996 through 2006, Mr. Aron served as Chairman and Chief Executive Officer of Vail Resorts, Inc. (an owner and operator of ski resorts and hotels). Mr. Aron is also a director of FTD Group, Inc., Rewards Network, Inc. and Marathon Acquisition Corp.	Director since August 2006
Charlene Barshefsky (57)	Senior International Partner at the law firm of Wilmer Cutler Pickering Hale & Dorr LLP, Washington, D.C. since 2001. From March 1997 to January 2001, Ambassador Barshefsky was the United States Trade Representative, the chief trade negotiator and principal trade policy maker for the United States and a member of the President’s Cabinet. Ambassador Barshefsky is a director of The Estee Lauder Companies, Inc., American Express Company and Intel Corporation. Ambassador Barshefsky also serves on the Board of Directors of the Council on Foreign Relations.	Director and Trustee(1) since October 2001
Jean-Marc Chapus (48)	Group Managing Director and Portfolio Manager of Trust Company of the West, an investment management firm, and President of TCW/ Crescent Mezzanine L.L.C., a private investment fund, since March 1995.	Director from August 1995 to November 1997 and since April 1999; Trustee(1) since November 1997

Name (Age)	Principal Occupation and Business Experience	Service Period

Bruce W. Duncan (56)	Private investor since January 2006. From April to September 2007, Mr. Duncan served as Chief Executive Officer of the Company on an interim basis. From May 2005 to December 2005 Mr. Duncan was Chief Executive Officer and Trustee of Equity Residential (“EQR”) the largest publicly traded apartment company in the United States. From January 2003 to May 2005, he was President, Chief Executive Officer and Trustee, and from April 2002 to December 2002, President and Trustee of EQR. From April 2000 until March 2002, he was a private investor. From December 1995 until March 2000, Mr. Duncan served as Chairman, President and Chief Executive Officer of The Cadillac Fairview Corporation Limited, a real estate operating company.	Chairman of the Boards since May 2005; Director since April 1999; Trustee(1) since August 1995
Lizanne Galbreath (50)	Managing Partner of Galbreath & Company, a real estate investment firm, since 1999. From April 1997 to 1999, Ms. Galbreath was Managing Director of LaSalle Partners/Jones Lang LaSalle where she also served as a Director. From 1984 to 1997, Ms. Galbreath served as a Managing Director then Chairman and CEO of The Galbreath Company, the predecessor entity of Galbreath & Company.	Director and Trustee(1) since May 2005
Eric Hippeau (56)	Managing Partner of Softbank Capital Partners, a technology venture capital firm, since March 2000. Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis Inc., an integrated media and marketing company, from 1993 to March 2000 and held various other positions with Ziff-Davis from 1989 to 1993. Mr. Hippeau is a director of Yahoo! Inc.	Director and Trustee(1) since April 1999
Stephen R. Quazzo (48)	Managing Director, Chief Executive Officer and co- founder of Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a subsidiary of Equity Group Investments, Inc.	Director since April 1999; Trustee(1) since August 1995
Thomas O. Ryder (63)	Retired as Chairman of the Board of The Reader’s Digest Association, Inc. on January 1, 2007. Prior to his retirement, Mr. Ryder was Chairman of the Board of Reader’s Digest Association, Inc. since January 1, 2006 and Chairman of the Board and Chief Executive Officer from April 1998 through December 31, 2005. Mr. Ryder was President, American Express Travel Related Services International, a division of American Express Company, which provides travel, financial and network services, from October 1995 to April 1998. He is a director of Amazon.com, Inc.	Director and Trustee(1) since April 2001

Name (Age)	Principal Occupation and Business Experience	Service Period

Kneeland C. Youngblood (52)	Managing partner of Pharos Capital Group, L.L.C., a private equity fund focused on technology companies, business service companies and health care companies, since January 1998. From July 1985 to December 1997, he was in private medical practice. He is Chairman of the Board of the American Beacon Funds, a mutual fund company managed by AMR Investments, an investment affiliate of American Airlines. He is also a director of Burger King Holdings, Inc. and Gap, Inc.	Director and Trustee(1) since April 2001

(1)	Prior to the Host Transaction, the Trust was a subsidiary of the Corporation and directors may have also served as Trustees of the Trust. On April 10, 2006, in connection with the Host Transaction, the Trustees resigned.

Executive Officers of the Registrants

The following table includes certain information with respect to each of the Company’s executive officers.

Name	Age	Position

Frits van Paasschen	46	Chief Executive Officer and a Director of the Corporation
Matthew A. Ouimet	49	President, Hotel Group
Vasant M. Prabhu	48	Executive Vice President and Chief Financial Officer of the Corporation
Kenneth S. Siegel	52	Chief Administrative Officer, General Counsel and Secretary of the Corporation
Raymond L. Gellein Jr.	60	Chairman of the Board and Chief Executive Officer of Starwood Vacation Ownership and President of the Global Development Group

Frits van Paasschen. See Item 10. Directors, Executive Officers and Corporate Governance above.

Matthew A. Ouimet.  Mr. Ouimet has been President, Hotel Group since August 2006. Prior to joining the Company Mr. Ouimet spent 17 years at The Walt Disney Company, most recently serving as President of the Disneyland Resort. Mr. Ouimet joined The Walt Disney Company in 1989 and began his career there in a variety of finance and business development roles. During his tenure with Disney, Mr. Ouimet served as Executive General Manager of Disney’s Vacation Club; President of Disney’s Cruise Line and, most recently President of the Disneyland Resort.

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

Raymond L. Gellein Jr.  Mr. Gellein has been Chairman and Chief Executive Officer of Starwood Vacation Ownership, Inc. (formerly Vistana, Inc.), our vacation ownership division, since 1980. He was appointed President of the Global Development Group in July of 2006. Mr. Gellein has announced his retirement from the Corporation effective March 31, 2008.

Corporate Governance

The Company has an Audit Committee that is currently comprised of directors Thomas O. Ryder (chairman), Kneeland C. Youngblood and Lizanne Galbreath. The Board of Directors has determined that each member of the Audit Committee is “independent” as defined by applicable federal securities laws and the Listing Requirements of the New York Stock Exchange, Inc. and that Mr. Ryder is an audit committee financial expert, as defined by federal securities laws.

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

We have submitted the CEO certification to the NYSE pursuant to NYSE Rule 303A.12(a) following the 2007 Annual Meeting of Shareholders.

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

To the Company’s knowledge, based solely on a review of the copies of these reports furnished to the Company for the fiscal year ended December 31, 2007, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its Directors, executive officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year.

Item 11.	Executive Compensation.

The information called for by Item 11 is incorporated by reference to the information under the following captions in the Proxy Statement: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments upon Termination or Change-in-Control,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information-December 31, 2007

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))

Equity compensation plans approved by security holders	18,547,156	$25.21	70,242,819	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	18,547,156	$25.21	70,242,819

(1)	Does not include deferred share units (that vest over three years and may be settled in Shares) that have been issued pursuant to the Executive Annual Incentive Plan (“Executive AIP”). The Executive AIP does not limit the number of deferred share units that may be issued. This plan has been amended to provide for a termination date of May 26, 2009 to comply with new NYSE requirements. In addition, 10,740,292 Corporation Shares remain available for issuance under our Employee Stock Purchase Plan, a stock purchase plan meeting the requirements of Section 423 of the Internal Revenue Code.

The remaining information called for by Item 12 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information called for by Item 13 is incorporated by reference to the information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Company by its independent auditors. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2007. All other services must be specifically pre-approved by the full Audit Committee or by a designated member of the Audit Committee who has been delegated the authority to pre-approve the provision of services.

Fees paid by the Company to its independent auditors are set forth in the proxy statement under the heading “Audit Fees” and are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K.

(a) The following documents are filed as a part of this Annual Report:

1-2.	The financial statements and financial statement schedule listed in the Index to Financial Statements and Schedule following the signature pages hereof.

3.	Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Master Agreement and Plan of Merger, dated as of November 14, 2005, among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership (the “Merger Agreement”) (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on From 8-K filed November 14, 2005).
2.4	Amendment Agreement, dated as of March 24, 2006, to the Merger Agreement (incorporated by reference to Exhibit 2.1 of the Joint Current Report on Form 8-K filed with the SEC on March 29, 2006).
3.1	Articles of Amendment and Restatement of the Corporation, as of May 30, 2007 (incorporated by reference to Appendix A to the Corporation’s 2007 Notice of Annual Meeting and Proxy Statement).
3.2	Amended and Restated Bylaws of the Corporation, as amended and restated through April 10, 2006 (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2006 (the “April 13 Form 8-K”).
4.1	Termination Agreement dated as of April 7, 2006 between the Corporation and the Trust (incorporated by reference to Exhibit 4.1 of the April 13 Form 8-K).
4.2	Amended and Restated Rights Agreement, dated as of April 7, 2006, between the Corporation and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Amended and Restated Articles Supplementary of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.2 of the April 13 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	Second Indenture Supplement, dated as of April 9, 2006, among the Corporation, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 of the April 13 Form 8-K).
4.6	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, the guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).

Exhibit
Number	Description of Exhibit

4.7	Indenture, dated as of April 19, 2002, among the Corporation, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed on November 19, 2002 (the “2002 Forms S-4”)).
4.8	Indenture dated May 16, 2003 between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.9 to the July 8, 2003 Form S-3) (Registration Nos. 333-106888, 333-106888-01, 333-106888-02) (the “Form S-3”).
4.9	First Indenture Supplement, dated as of January 11, 2006, between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 17, 2006).
4.10	Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007 (the “September 17 Form 8-K”)).
4.11	Supplemental Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee Incorporated by reference to Exhibit 4.2 to the September 17 Form 8-K”).
The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.2	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the “1997 Form 10-K”)).
10.3	Credit Agreement, dated as of February 10, 2006, among Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed February 15, 2006).
10.4	First Amendment, dated as of March 31, 2006, to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Joint Current Report on Form 8-K filed with the SEC on April 4, 2006).
10.5	Second Amendment, dated as of June 29, 2006, to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 6, 2006).
10.6	Third Amendment dated as of April 27, 2007, to the Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2007).
10.7	Fourth Amendment, dated as of December 20, 2007, to the Credit Agreement(2)
10.8	Credit Agreement, dated as of June 29, 2007, among Starwood Hotels & Resorts Worldwide, Inc., Bank of America, N.A., as administrative agent and various lenders party thereto (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed with the SEC on July 5, 2007).
10.9	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Brothers Holding Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.10	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (the “Corporation 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)

Exhibit
Number	Description of Exhibit

10.11	Second Amendment to the Corporation 1995 LTIP (incorporated by reference to Exhibit 10.3 to the 2003 10-Q1).(1)
10.12	Form of Non-Qualified Stock Option Agreement pursuant to the Corporation 1995 LTIP (incorporated by reference to Exhibit 10.26 to the 2004 Form 10-K).(1)
10.13	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.14	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.15	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1).(1)
10.16	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K).(1)
10.17	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K).(1)
10.18	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Corporation’s 2002 Proxy Statement).(1)
10.19	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1).(1)
10.20	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).(1)
10.21	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K).(1)
10.22	2004 Long-Term Incentive Compensation Plan (“2004 LTIP”) (incorporated by reference to the Corporation’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement, pages A-1 through A-20).(1)
10.23	Amendment No. 1 to the Starwood Hotels & Resorts Worldwide, Inc. 2004 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of the April 13 Form 8-K).(1)
10.24	Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 2004 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007).(1)
10.25	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 Form 10-Q2).(1)
10.26	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K).(1)
10.27	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K filed February 13, 2006 (the February 2006 Form 8-K”)).(1)
10.28	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K).(1)
10.29	Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the 2006 Form 10-Q2”)).(1)
10.30	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2).(1)
10.31	Starwood Hotels & Resorts Worldwide, Inc. 2005 Annual Incentive Plan for Certain Executives (incorporated by reference to Appendix A to the Corporation’s 2005 Proxy Statement).(1)
10.32	Amendment No. 1 to the Starwood Hotels & Resorts Worldwide, Inc. Annual Incentive Plan for Certain Executives (incorporated by reference to Exhibit 99.3 of the April 13 Form 8-K).(1)

Exhibit
Number	Description of Exhibit

10.33	Starwood Hotels & Resorts Worldwide, Inc. Annual Incentive Plan, dated as of November 3, 2005 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the “2005 Form 10-Q3”)).(1)
10.34	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 2005 Annual Incentive Plan, amended as of November 3, 2005 (incorporated by reference to Exhibit 99.5 of the April 13 Form 8-K).(1)
10.35	Starwood Hotels & Resorts Worldwide, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 22, 2008.(1)(2)
10.36	Form of Indemnification Agreement between the Corporation, the Trust and each of its Directors/Trustees and executive officers (incorporated by reference to Exhibit 10.10 to the 2003 Form 10-K).(1)
10.37	Employment Agreement, dated as of November 13, 2003, between the Corporation and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K).(1)
10.38	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2007 (the “August 17 Form 8-K”)).(1)
10.39	Employment Agreement, dated as of September 20, 2004, between the Corporation and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on September 24, 2004).(1)
10.40	Amendment, dated as of May 4, 2005, to Employment Agreement between the Corporation and Steve J. Heyer (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).(1)
10.41	Separation Agreement and Mutual General Release of Claims between the Corporation and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2007).(1)
10.42	Form of Non-Qualified Stock Option Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.70 to the 2004 Form 10-K)(1)
10.43	Form of Restricted Stock Unit Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.71 to the 2004 Form 10-K).(1)
10.44	Employment Agreement, dated as of November 13, 2003, between the Corporation and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Corporation’s and Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”)).(1)
10.45	Letter Agreement, dated July 22, 2004 between the Corporation and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K).(1)
10.46	Letter Agreement, dated August 14, 2007, between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 17, 2007 (the “August 17 Form 8-K”)).(1)
10.47	Employment Agreement, dated July 18, 1999, between Starwood Vacation Ownership and Raymond Gellein, Jr. (incorporated by reference to Exhibit 10.45 to the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2006 (the “2006 Form 10-K”)).(1)
10.48	Form of cash bonus award between the Company and Raymond L. Gellein, Jr. (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (the 2007 10-Q3).(1)
10.49	Amendment agreement, dated December 6, 2007, among Starwood Vacation Ownership, the Company and Raymond Gellein, Jr.(1)(2)
10.50	Employment Agreement, dated as of September 21, 2006, between the Corporation and Matthew A. Ouimet (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Current Report on Form 8-K filed with the SEC on September 27, 2006).(1)
10.51	Letter Agreement, dated August 14, 2007, between the Company and Matthew A. Ouimet (incorporated by reference to Exhibit 10.2 to the August 17 Form 8-K).(1)

Exhibit
Number	Description of Exhibit

10.52	Employment Agreement, dated as of August 2, 2007, between the Corporation and Bruce W. Duncan (incorporated by reference to Exhibit 10.5 to the Corporation’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2007).(1)
10.53	Form of Restricted Stock Unit Agreement between the Corporation and Bruce W. Duncan pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2007 Form 10-Q1).(1)
10.54	Employment Agreement, dated as of August 31, 2007, between the Company and Frits van Paasschen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2007).(1)
10.55	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.5 to the 2007 Form 10-Q3).(1)
10.56	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.6 to the 2007 Form 10-Q3).(1)
10.57	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.7 to the 2007 Form 10-Q3).(1)
10.58	Form of Severance Agreement between the Corporation and each of Messrs. Ouimet, Siegel, Gellein, and Prabhu (incorporated by reference to Exhibit 10.3 to the 2006 Form 10-Q2.(1)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges.(2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation.(2)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation.(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation.(2)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(a)(iii) of Form 10-K.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Chief Executive Officer and Director

Date: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frits van Paasschen Frits van Paasschen	Chief Executive Officer and Director	February 22, 2008

/s/ Bruce W. Duncan Bruce W. Duncan	Chairman and Director	February 22, 2008

/s/ Vasant M. Prabhu Vasant M. Prabhu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2008

/s/ Alan M. Schnaid Alan M. Schnaid	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 22, 2008

Adam M. Aron	Director	February , 2008

/s/ Charlene Barshefsky Charlene Barshefsky	Director	February 22, 2008

Jean-Marc Chapus	Director	February , 2008

/s/ Lizanne Galbreath Lizanne Galbreath	Director	February 22, 2008

/s/ Eric Hippeau Eric Hippeau	Director	February 22, 2008

Signature	Title	Date

Stephen R. Quazzo	Director	February , 2008

/s/ Thomas O. Ryder Thomas O. Ryder	Director	February 22, 2008

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	February 22, 2008

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, on January 1, 2007, Statement of Financial Accounting Standards (“SFAS”) No. 152, Accounting for Real Estate Time-Sharing Transactions, and SFAS No. 123 (revised 2004), Share-based Payment, on January 1, 2006 and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 22, 2008

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In millions, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$162	$183
Restricted cash	196	329
Accounts receivable, net of allowance for doubtful accounts of $50 and $49	616	593
Inventories	714	566
Prepaid expenses and other	136	139

Total current assets	1,824	1,810
Investments	423	436
Plant, property and equipment, net	3,850	3,831
Assets held for sale	—	2
Goodwill and intangible assets, net	2,302	2,302
Deferred tax assets	729	518
Other assets	494	381

	$9,622	$9,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$5	$805
Accounts payable	201	179
Accrued expenses	1,175	955
Accrued salaries, wages and benefits	405	383
Accrued taxes and other	315	139

Total current liabilities	2,101	2,461
Long-term debt	3,590	1,827
Deferred income taxes	28	31
Other liabilities	1,801	1,928

	7,520	6,247

Minority interest	26	25

Commitments and contingencies Stockholders’ equity:
Corporation common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 190,998,585 and 213,484,439 shares at December 31, 2007 and 2006, respectively	2	2
Additional paid-in capital	868	2,286
Accumulated other comprehensive loss	(147)	(228)
Retained earnings	1,353	948

Total stockholders’ equity	2,076	3,008

	$9,622	$9,280

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In millions, except per Share data)

Revenues
Owned, leased and consolidated joint venture hotels	$2,429	$2,692	$3,517
Vacation ownership and residential sales and services (including note sale gains of $0 in 2007 and $17 in 2006)	1,025	1,005	889
Management fees, franchise fees and other income	839	697	501
Other revenues from managed and franchised properties	1,860	1,585	1,070

	6,153	5,979	5,977
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,805	2,023	2,634
Vacation ownership and residential	758	736	661
Selling, general, administrative and other	513	470	370
Restructuring and other special charges, net	53	20	13
Depreciation	280	280	387
Amortization	26	26	20
Other expenses from managed and franchised properties	1,860	1,585	1,070

	5,295	5,140	5,155
Operating income	858	839	822
Gain on sale of VOI notes receivable	—	—	25
Equity earnings and gains and losses from unconsolidated ventures, net	66	61	64
Interest expense, net of interest income of $21, $29 and $19	(147)	(215)	(239)
Loss on asset dispositions and impairments, net	(44)	(3)	(30)

Income from continuing operations before taxes and minority equity	733	682	642
Income tax benefit (expense)	(189)	434	(172)
Tax expense on repatriation of foreign earnings under the American Jobs Creation Act of 2004	—	—	(47)
Minority equity in net income	(1)	(1)	—

Income from continuing operations	543	1,115	423
Discontinued operations:
Loss from operations, net of tax benefit of $0, $0 and $(1)	—	—	(1)
Loss on dispositions, net of tax expense of $1, $2 and $0	(1)	(2)	—
Cumulative effect of accounting change, net of tax	—	(70)	—

Net income	$542	$1,043	$422

Earnings (Losses) Per Share — Basic
Continuing operations	$2.67	$5.25	$1.95
Discontinued operations	—	(0.01)	—
Cumulative effect of accounting change	—	(0.33)	—

Net income	$2.67	$4.91	$1.95

Earnings (Losses) Per Share — Diluted
Continuing operations	$2.57	$5.01	$1.88
Discontinued operations	—	(0.01)	—
Cumulative effect of accounting change	—	(0.31)	—

Net income	$2.57	$4.69	$1.88

Weighted average number of Shares	203	213	217

Weighted average number of Shares assuming dilution	211	223	225

Distributions and dividends declared per Share	$0.90	$0.84	$0.84

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Net income	$542	$1,043	$422

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	84	72	(60)
Recognition of accumulated foreign currency translation adjustments on sold hotels	—	29	—
Pension liability adjustments(a)	3	2	(6)
Unrealized holding losses	(6)	(1)	(1)

	81	102	(67)

Comprehensive income	$623	$1,145	$355

(a)	Includes actuarial gain of $1 million and amortization included in net periodic pension cost of $2 million for the year ended December 31, 2007.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

									Accumulated	Retained
	Exchangeable Units and						Additional		Other	Earnings
	Class B EPS		Class A EPS		Shares		Paid-in	Deferred	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital(b)	Compensation	Loss(a)	Deficit)
	(In millions)
Balance at December 31, 2004	—	$—	1	$—	209	$4	$5,121	$(14)	$(255)	$(68)
Net income	—	—	—	—	—	—	—	—	—	422
Stock option and restricted stock award transactions, net	—	—	—	—	12	—	542	(39)	—	—
ESPP stock issuances	—	—	—	—	—	—	12	—	—	—
Share repurchases		—	—	—	(4)	—	(253)	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—	—	—	—	—	(10)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(60)	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(6)	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	(1)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(184)

Balance at December 31, 2005	—	—	1	—	217	4	5,412	(53)	(322)	170
Net income	—	—	—	—	—	—	—	—	—	1,043
Implementation of SFAS No. 123(R)	—	—	—	—	—	—	(53)	53	—	—
Disposition of the Trust(c)	—	—	—	—	—	—	(2,368)	—	—	(83)
Stock option and restricted stock award transactions, net	—	—	—	—	15	—	588	—	—	—
ESPP stock issuances	—	—	—	—	—	—	7	—	—	—
Share repurchases	—	—	—	—	(22)	—	(1,263)	—	—	—
Redemption of convertible debt	—	—			3	—	—	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—	(1)	—	—	(2)	(37)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	72	—
Recognition of accumulated foreign currency translation adjustments on sold hotels	—	—	—	—	—	—	—	—	29
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	2	—
Implementation of SFAS No. 158, net	—	—	—	—	—	—	—	—	(8)
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	(1)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(182)

Balance at December 31, 2006	—	—	—	—	213	2	2,286	—	(228)	948
Net income	—	—	—	—	—	—	—	—	—	542
Stock option and restricted stock award transactions, net	—	—	—	—	7	—	358	—	—	—
ESPP stock issuances	—	—	—	—	—	—	7	—	—	—
Share repurchases	—	—	—	—	(29)	—	(1,787)	—	—	—
Tax adjustments related to the disposition of the Trust	—	—	—	—	—	—	4	—	—	—
FIN 48 implementation	—	—	—	—	—	—	—	—	—	35
Foreign currency translation	—	—	—	—	—	—	—	—	84	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	(6)	—
Pension adjustments	—	—	—	—	—	—	—	—	3	—
Distributions declared	—	—	—	—	—	—	—	—	—	(172)

Balance at December 31, 2007	—	$—	—	$—	191	$2	$868	$—	$(147)	$1,353

(a)	As of December 31, 2007, this balance is comprised of $114 million of cumulative translation adjustments and $33 million of cumulative pension adjustments.

(b)	Stock option and restricted stock award transactions are net of a tax benefit of $65 million, $143 million and $66 million in 2007, 2006 and 2005, respectively.

(c)	As part of the Host Transaction, the Company sold the Class A Shares of the Trust and shareholders sold the Class B Shares of the Trust. The book value of the Trust associated with this sale was removed through retained earnings up to the amount of retained earnings that existed at the sale date with the remaining balance reducing additional paid-in capital. See Note 1 for additional information on the Host Transaction.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Operating Activities
Net income	$542	$1,043	$422
Adjustments to net income:
Discontinued operations:
Loss on dispositions, net	—	2	—
Other adjustments relating to discontinued operations	1	—	11
Cumulative effect of accounting change	—	70	—
Stock-based compensation expense	99	103	31
Excess stock-based compensation tax benefit	(46)	(87)	—
Depreciation and amortization	306	306	407
Amortization of deferred loan costs	4	5	12
Non-cash portion of restructuring and other special charges (credits), net	48	(7)	(3)
Non-cash foreign currency losses (gains), net	11	(8)	2
Amortization of deferred gains	(81)	(62)	(12)
Provision for doubtful accounts	43	25	6
Minority equity in net income	1	—	—
Equity earnings, net of distributions	10	(30)	(7)
Gain on sale of VOI notes receivable	—	(17)	(25)
Loss on asset dispositions and impairments, net	44	3	30
Non-cash portion of income tax (benefit) expense	(142)	(620)	(110)
Changes in working capital:
Restricted cash	134	(35)	50
Accounts receivable	(23)	49	(152)
Inventories	(143)	(82)	105
Prepaid expenses and other	(2)	(11)	(8)
Accounts payable and accrued expenses	177	12	157
Accrued income taxes	210	(64)	(135)
VOI notes receivable activity, net	(242)	(138)	(40)
Other, net	(56)	43	23

Cash from operating activities	895	500	764

Investing Activities
Purchases of plant, property and equipment	(384)	(371)	(464)
Proceeds from asset sales, net	133	1,515	510
Collection of notes receivable, net	45	95	11
Acquisitions, net of acquired cash	(74)	(25)	(242)
Proceeds from investments	63	191	47
Proceeds from senior debt	—	—	221
Other, net	2	(3)	2

Cash from (used for) investing activities	(215)	1,402	85

Financing Activities
Revolving credit facility and short-term borrowings, net	341	73	333
Long-term debt issued	1,400	2	9
Long-term debt repaid	(799)	(1,534)	(583)
Distributions paid	(90)	(276)	(176)
Proceeds from employee stock option exercises	190	380	405
Excess stock-based compensation tax benefit	46	87	—
Share repurchases	(1,787)	(1,287)	(228)
Other, net	(13)	(80)	(13)

Cash used for financing activities	(712)	(2,635)	(253)

Exchange rate effect on cash and cash equivalents	11	19	(25)

Increase (decrease) in cash and cash equivalents	(21)	(714)	571
Cash and cash equivalents — beginning of period	183	897	326

Cash and cash equivalents — end of period	$162	$183	$897

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$164	$247	$274

Income taxes, net of refunds	$128	$249	$447

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of almost 900 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

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

On April 7, 2006, in connection with the transaction (the “Host Transaction”) with Host Hotels & Resorts, Inc., its subsidiary Host Marriot, L.P. and certain other subsidiaries of Host Hotels & Resorts, Inc. (collectively, “Host”) described below, the Shares were depaired and the Corporation Shares became transferable separately from the Class B Shares. As a result of the depairing, the Corporation Shares trade alone under the symbol “HOT” on the New York Stock Exchange (“NYSE”). As of April 10, 2006, neither Shares nor Class B Shares are listed or traded on the NYSE.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restricted Cash.  Restricted cash primarily consists of deposits received on sales of VOIs and residential properties that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. At December 31, 2007 and 2006, the Company had short-term restricted cash balances of $196 million and $329 million.

Inventories.  Inventories are comprised principally of VOIs of $620 million and $472 million as of December 31, 2007 and 2006, respectively, residential inventory of $33 million and $38 million at December 31, 2007 and 2006, respectively, hotel inventory and Bliss inventory. VOI and residential inventory is carried at the lower of cost or net realizable value and includes $37 million, $22 million and $15 million of capitalized interest incurred in 2007, 2006 and 2005, respectively. Hotel inventory includes operating supplies and food and beverage inventory items which are generally valued at the lower of FIFO cost (first-in, first-out) or market. Hotel inventory also includes linens, china, glass, silver, uniforms, utensils and guest room items. Significant purchases of these items are recorded at purchased cost and amortized to 50% of their cost over 36 months. Normal replacement purchases are expensed as incurred. Bliss inventory is valued at lower of cost or market.

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

Assets Held for Sale.  The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, the Company records the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of a property for which the Company has significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement (See Note 11). The operations of the properties held for sale prior to the sale date, if material, are recorded in discontinued operations unless the Company will have continuing involvement (such as through a management or franchise agreement) after the sale.

Investments.  Investments in joint ventures are accounted for using the guidance of the revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” for all ventures deemed to be variable interest entities (“VIEs”). See additional information regarding the Company’s VIEs in Note 22. All other joint venture investments are accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% or in certain cases, if the Company exercises control over the venture, the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

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

Plant, Property and Equipment.  Plant, property and equipment, including capitalized interest of $10 million, $5 million and $10 million incurred in 2007, 2006 and 2005, respectively, applicable to major project expenditures are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 7 years for information technology software and equipment and the lesser of the lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the assets sold are insignificant.

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

Frequent Guest Program.  Starwood Preferred Guest® (“SPG”) is the Company’s frequent guest incentive marketing program. SPG members earn points based on spending at the Company’s properties, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards. Points can be redeemed at substantially all of the Company’s owned, leased, managed and franchised properties as well as through other redemption opportunities with third parties, such as conversion to airline miles. Properties are charged based on hotel guests’ expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

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

The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of December 31, 2007 and 2006 is $536 million and $409 million, respectively, of which $182 million and $132 million, respectively, is included in accrued expenses.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Legal Contingencies.  The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued with a corresponding charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position or its results of operations.

Derivative Financial Instruments.  The Company enters into interest rate swap agreements to manage interest rate exposure. The net settlements paid or received under these agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. The fair value of the swaps is included in other liabilities or assets.

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

Foreign Currency Translation.  Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net loss of $11 million in 2007 and net gains of $8 million and $2 million in 2006 and 2005, respectively. Gains and losses from foreign currency transactions are reported currently in costs and expenses and amounted to a net loss of $4 million in 2005. Gains and losses from foreign currency transactions were insignificant in 2007 and 2006.

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

Revenue Recognition.  The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) vacation ownership and residential revenues; (3) management and franchise revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from owned, leased or consolidated

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered.

•	Vacation Ownership and Residential — The Company recognizes revenue from VOI and residential sales in accordance with SFAS No. 152, “Accounting for Real Estate Time Sharing Transactions,” and SFAS No. 66, “Accounting for Sales of Real Estate,” as amended. The Company recognizes sales when the buyer has demonstrated a sufficient level of initial and continuing involvement, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. Interest income associated with timeshare notes receivable is also included in vacation ownership and residential sales and services revenue and totaled $40 million, $30 million and $24 million in 2007, 2006 and 2005, respectively. The Company has also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. The fees from these arrangements are generally based on the gross sales revenue of the units sold.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W and Luxury Collection brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement, offset by payments by the Company under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, when the provisions of the management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income or net income.

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

Costs Incurred to Sell VOIs.  The Company capitalizes direct costs attributable to the sale of VOIs until the sales are recognized. Selling and marketing costs capitalized under this methodology were approximately $6 million and $21 million as of December 31, 2007 and 2006, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of SFAS No. 152. If a contract is cancelled, the Company charges the unrecoverable direct selling and marketing costs to expense and records forfeited deposits as income.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs.  The Company enters into multi-media ad campaigns, including television, radio, internet and print advertisements. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” If it becomes apparent that the media campaign will not take place, all costs are expensed at that time. During the years ended December 31, 2007, 2006 and 2005, the Company incurred approximately $116 million, $135 million and $117 million of advertising expense, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

Retained Interests.  The Company periodically sells notes receivable originated by our vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips. These retained interests are treated as “available-for-sale” transactions under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Retained Interests through the accompanying consolidated statement of comprehensive income. The Company had Retained Interests of $40 million and $51 million at December 31, 2007 and 2006, respectively.

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

Impact of Recently Issued Accounting Standards.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” This standard permits entities to choose to measure financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative — effect adjustment to the opening balance of retained earnings. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force of the FASB (“EITF”) in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain equity-based benefit plans should be recognized as an increase in additional paid-in capital. The consensus is effective in fiscal years beginning after December 15, 2007 and should be applied prospectively for income tax benefits derived from dividends declared after adoption. The adoption of EITF 06-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows: (I.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (II.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (III.) All transaction costs will be expensed as incurred. SFAS 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of SFAS 141 (R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160.” SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on the consolidated financial statements.

In December 2007, the EITF reached a consensus on EITF issue No. 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause”(“EITF 07-6”). EITF 07-6 establishes that a buy-sell clause, in and of itself does not constitute a prohibited form of continuing involvement that would preclude partial sales treatment under FASB Statement No. 66. EITF 07-6 will be effective for new arrangements entered into in fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company does not believe the adoption of EITF 07-6 will have a material impact on the consolidated financial statements.

In November 2006, the EITF reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007. The cumulative effect of applying EITF 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of EITF 06-8 will not have a significant impact on the Company’s financial statements or require a cumulative effect adjustment.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “Benefit Plans”) to recognize the funded status of their Benefit Plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 has been applied prospectively and does not impact the Company’s prior year financial statements. SFAS No. 158’s provisions regarding the change in the measurement date of Benefit Plans are not applicable as the Company currently uses a measurement date of December 31 for its benefit plans.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on the consolidated financial statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company adopted FIN 48 on January 1, 2007, and recorded an increase of approximately $35 million as a cumulative-effect adjustment to the beginning balance of retained earnings. See Note 13 for additional information.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 changes SFAS No. 140 by requiring that Mortgage Servicing Rights (“MSRs”) be initially recognized at their fair value and by providing the option to either: (1) carry MSRs at fair value with changes in fair value recognized in earnings; or (2) continue recognizing periodic amortization expense and assess the MSRs for impairment as originally required by SFAS No. 140. This option may be applied by class of servicing asset or liability. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. As the Company’s servicing agreements have been negotiated at arms-length based on market conditions, the Company has not recognized any servicing assets or liabilities. As such, SFAS No. 156 has no impact on the Company.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation.” It requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair value. Proforma disclosure is no longer an alternative. In accordance with the transition rules, the Company adopted SFAS No. 123(R) effective January 1, 2006 under the modified prospective method. The Company recorded $23 million and $47 million of stock option expense for the years ended December 31, 2007 and 2006, respectively, net of the estimated impact of reimbursements from third parties.

In December 2004, the FASB issued SFAS No. 152, which amends SFAS No. 66, and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association with the issuance of AICPA SOP 04-2, “Accounting for Real Estate Time-Sharing Transactions.” These statements were issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Among other things, the standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of accounting for uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, associations and upgrade and reload transactions. The standard also requires a change in the classification of the provision for loan losses for VOI notes receivable from an expense to a reduction in revenue.

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

The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Year Ended December 31,
	2007			2006			2005
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share

Basic earnings from continuing operations	$543	203	$2.67	$1,115	213	$5.25	$423	217	$1.95
Effect of dilutive securities:
Employee options and restricted stock awards	—	8		—	9		—	8
Convertible debt	—	—		—	1		—	—

Diluted earnings from continuing operations	$543	211	$2.57	$1,115	223	$5.01	$423	225	$1.88

Approximately 1 million Shares, 2 million Shares and 4 million Shares were excluded from the computation of diluted Shares in 2007, 2006 and 2005, respectively, as their impact would have been anti-dilutive.

On March 15, 2006, the Company completed the redemption of the remaining 25,000 shares of Class B Exchangeable Preferred Shares of the Trust (“Class B EPS”) for approximately $1 million. In April 2006 the Company completed the redemption of the remaining 562,000 shares of Class A Exchangeable Preferred Shares of the Trust (“Class A EPS”) for approximately $33 million. For the period prior to the redemption dates, 157,000 shares of Class A and Class B EPS are included in the computation of basic Shares for the year ended December 31, 2006. Approximately 1 million shares of Class A EPS and Class B EPS are included in the computation of the basic Share numbers for the year ended December 31, 2005.

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

In connection with the Host Transaction, Starwood’s shareholders received 0.6122 Host shares and $0.503 in cash for each of their Class B Shares. Holders of Starwood employee stock options did not receive this consideration while the market price of our publicly traded shares was reduced to reflect the payment of this consideration directly to the holders of the Class B Shares. In order to preserve the value of the Company’s options immediately before and after the Host Transaction, in accordance with the stock option agreements, the Company adjusted its stock options to reduce the strike price and increase the number of stock options using the intrinsic value method based on the Company’s stock price immediately before and after the transaction. As a result of this adjustment, the diluted stock options increased by approximately 1 million Corporation Shares effective as of the closing of the Host Transaction. In accordance with SFAS No. 123(R), this adjustment did not result in any incremental fair value, and as such, no additional compensation cost was recognized. Furthermore, in order to preserve the value of the contingently convertible debt discussed above, the Company modified the conversion rate of the contingently convertible debt in accordance with the indenture.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Significant Acquisitions

Acquisition of the Sheraton Steamboat Resort and Conference Center

During the second quarter of 2007, the Company purchased the Sheraton Steamboat Resort & Conference Center for approximately $58 million in cash from a joint venture in which the Company held a 10% interest. The sale resulted in the recognition of a gain by the joint venture, and the Company’s portion of the gain was approximately $7 million, which was recorded as a reduction in the basis of the assets purchased by the Company.

Acquisition of interest in a Joint Venture that Purchased the Sheraton Grande Tokyo Bay Hotel

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

Acquisition of Certain Assets from Club Regina Resorts

In December 2006, the Company completed a transaction to, among other things, purchase certain assets from Club Regina Resorts (“CRR”) in Mexico. These assets included land and fixed assets adjacent to The Westin Resort & Spa in Los Cabos, Mexico, and terminated CRR’s rights to solicit guests at three Westin properties in Mexico. In addition to the purchase of these assets, the transaction included the settlement of all pending and threatened legal claims between the parties and the exchange of a new issue of CRR notes with a lower principal amount for notes the Company previously held from an affiliate of CRR. Total consideration of approximately $41 million was paid by Starwood for these items. The portion related to the legal settlement was expensed.

Development of Restaurant Concepts with Chef Jean-Georges Vongerichten

In May 2006, the Company partnered with Chef Jean-Georges Vongerichten and a private equity firm to create a joint venture that will develop, own, operate, manage and license world-class restaurant concepts created by Jean-Georges Vongerichten, including operating the existing Spice Market restaurant located in New York City. The concepts owned by the venture will be available for Starwood’s upper-upscale and luxury hotel brands including W, Westin, Le Meridien and St. Regis. Additionally, the venture may own and operate freestanding restaurants outside of Starwood’s hotels. Starwood invested approximately $22 million in this venture for a 32.7% equity interest.

Acquisition of Le Méridien

In November 2005, the Company acquired the Le Méridien brand and the related management and franchise business for the portfolio of 122 hotels and resorts (the “Le Méridien Acquisition”). The purchase price of approximately $252 million was funded from available cash and the return of funds from the Company’s original purchase of an interest in Le Méridien debt in late 2003. The Company has accounted for this acquisition under the purchase method in accordance with SFAS No. 141 and has allocated $114 million of the purchase price to goodwill with the remainder assigned to the estimated fair value of the assets acquired and liabilities assumed.

Note 5.	Asset Dispositions and Impairments

During 2007, the Company recorded a net loss of $44 million, primarily related to a net loss of $58 million on the sale of eight wholly owned hotels which were sold in multiple transactions, $20 million of which related to four hotels that closed in the fourth quarter. These losses were offset in part by $20 million of net gains primarily on the sale of assets in which we held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years. Other activity resulted in a loss of $12 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2006, the Company consummated the Host Transaction whereby subsidiaries of Host acquired 33 properties and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust. The stock and cash transaction was valued at approximately $4.1 billion, including debt assumption (based on Host’s closing stock price on April 7, 2006 of $20.53). In the first phase of the transaction, 28 hotels and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust, were acquired by Host for consideration valued at $3.54 billion. On May 3, 2006, four additional hotels located in Europe were sold to Host for net proceeds of approximately $481 million in cash. On June 13, 2006, the final hotel in Venice, Italy was sold to Host for net proceeds of approximately $74 million in cash. In connection with the first phase of the transaction, Starwood shareholders received approximately $2.8 billion in the form of Host common stock valued at $2.68 billion and $119 million in cash for their Class B shares. Based on Host’s closing price on April 7, 2006, this consideration had a per     Class B share value of $13.07. Starwood directly received approximately $738 million of consideration in the first phase, including $600 million in cash, $77 million in debt assumption and $61 million in Host common stock. In addition, the Corporation assumed from its subsidiary, Sheraton Holding, debentures with a principal balance of $600 million. As the sale of the Class B shares involved a transaction with Starwood’s shareholders, the book value of the Trust associated with this sale was treated as a non-reciprocal transaction with owners and was removed through retained earnings up to the amount of retained earnings that existed at the sale date with the remaining balance reducing additional paid in capital. This portion of the transaction was treated as a non-cash exchange by Starwood and, consequently, was excluded from the consolidated statement of cash flows. The portion of the transaction between the Company and Host was recorded as a disposition under the provisions of SFAS No. 144. As Starwood sold these hotels subject to long-term management contracts, the calculated gain on the sale of approximately $962 million has been deferred and is being amortized over the initial management contract term of 20 years. This transaction also generated a capital loss, net of carry back and 2006 utilization, of $2.4 billion for federal tax purposes. The entire tax benefit of the loss was offset by a valuation allowance due to the uncertainty of realizing the tax benefit of this capital loss carryforward before its expiration in 2011. See Note 13. The Company sold all of the Host common stock in the second quarter of 2006 and recorded a net gain of approximately $1 million.

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

Also in 2006, the Company recorded a loss of approximately $23 million primarily in connection with the impairment of two properties, one of which has been demolished and is being rebuilt under the aloft and Element brands and another which represents land that was sold to a developer who is building two Starwood branded hotels on the site. This loss was offset by a gain of approximately $29 million on the sale of the Company’s interests in two joint ventures.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company recorded an impairment charge of approximately $17 million in 2005 associated with the Sheraton Cancun that was demolished to build vacation ownership units. The Company also recorded an impairment charge of approximately $32 million in accordance with SFAS No. 144 in order to write down one hotel to its fair market value.

The hotels sold in 2007, 2006 and 2005 were generally encumbered by long-term management or franchise contracts, and therefore, their operations prior to the sale date are not classified as discontinued operations.

Note 6.	Assets Held for Sale

In October 2006, the Company closed on the sale of land near the Montreal Airport to a developer who is building two Starwood branded hotels on the site. The purchase agreement contains a provision that may allow, but not obligate, Starwood to repurchase the land for the purchase price it received less a non-refundable amount if the hotels are not built. As a result of this provision, the Company had not treated this transaction as a sale, and the Company classified this asset as held for sale at December 31, 2006. As discussed in Note 5, the Company also recorded an impairment charge of approximately $5 million in 2006 related to this land. During the third quarter of 2007, the hotels reached the stage of development that terminated Starwood’s right to purchase the land in accordance with the purchase agreement. As such, the sale has now been recognized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Plant, Property and Equipment

Plant, property and equipment, excluding assets held for sale, consisted of the following (in millions):

	December 31,
	2007	2006

Land and improvements	$714	$760
Buildings and improvements	3,589	3,603
Furniture, fixtures and equipment	1,690	1,566
Construction work in process	221	153

	6,214	6,082
Less accumulated depreciation and amortization	(2,364)	(2,251)

	$3,850	$3,831

Note 8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows (in millions):

		Vacation
	Hotel	Ownership
	Segment	Segment	Total

Balance at January 1, 2007	$1,470	$241	$1,711
Purchase price adjustments related to the Le Méridien Acquisition	(6)	—	(6)
Cumulative translation adjustment	17	—	17
Asset dispositions	(16)	—	(16)

Balance at December 31, 2007	$1,465	$241	$1,706

Intangible assets consisted of the following (in millions):

	December 31,
	2007	2006

Trademarks and trade names	$320	$315
Management and franchise agreements	310	291
Other	90	81

	720	687
Accumulated amortization	(124)	(96)

	$596	$591

The intangible assets related to management and franchise agreements have finite lives, and accordingly, the Company recorded amortization expense of $26 million, $25 million and $19 million, respectively, during the years ended December 31, 2007, 2006 and 2005. The other intangible assets noted above have indefinite lives.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Amortization expense relating to intangible assets with finite lives for each of the years ended December 31 is expected to be as follows (in millions):

2008	$28
2009	$26
2010	$26
2011	$24
2012	$24

Note 9.	Other Assets

Other assets include notes receivable of $414 million and $293 million, net of allowance for doubtful accounts, at December 31, 2007 and 2006, respectively. Included in these balances at December 31, 2007 and 2006 are the following fixed rate notes receivable related to the financing of VOIs (in millions):

	December 31,
	2007	2006

Gross VOI notes receivable	$484	$296
Allowance for uncollectible VOI notes receivable	(68)	(31)

Net VOI notes receivable	416	265
Less current maturities of gross VOI notes receivable	(50)	(25)
Current portion of the allowance for uncollectible VOI notes receivable	7	2

Long-term portion of net VOI notes receivable	$373	$242

The current maturities of net VOI notes receivable are included in accounts receivable in the Company’s balance sheets.

The interest rates of the owned VOI notes receivable are as follows:

	December 31,
	2007	2006

Range of stated interest rates	0% - 18%	0% - 18%
Weighted average interest rate	11.8%	11.9%

The maturities of the gross VOI notes receivable are as follows (in millions):

	December 31,
	2007	2006

Due in 1 year	$50	$25
Due in 2 years	35	22
Due in 3 years	38	24
Due in 4 years	50	26
Due in 5 years	56	28
Due beyond 5 years	255	171

Total gross VOI notes receivable	$484	$296

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The activity in the allowance for VOI loan losses was as follows (in millions):

Balance at January 1, 2007	$31
Provision for loan losses	59
Write-offs of uncollectible receivables	(22)

Balance at December 31, 2007	$68

Note 10.	Notes Receivable Securitizations and Sales

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

With respect to those transactions still outstanding at December 31, 2007, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at December 31, 2007, the Retained Interests are classified and accounted for as “available-for-sale” securities in accordance with SFAS No. 115 and SFAS No. 140.

The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $21 million, $15 million and $13 million during 2007, 2006, and 2005, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in net gains of approximately $2 million, $1 million, and $1 million annually in 2007, 2006 and 2005, respectively, which amounts are included in vacation ownership and residential sales and services in 2007 and 2006, and in gain on sale of VOI notes receivable in 2005 in the Company’s consolidated statements of income. These amounts are excluded from the gain amounts indicated below.

In September 2006, the Company repurchased all of the VOI notes receivables still outstanding ($20 million) that had been securitized in 2001 for $18 million. In addition, in November 2006 the Company securitized approximately $133 million of VOI notes receivable (the “2006 Securitization”) resulting in net cash proceeds of approximately $116 million. In accordance with SFAS No. 152, the related gain of $17 million is included in vacation ownership and residential sales and services in the Company’s consolidated statements of income. Prior to SOP 04-2, gains on note securitizations were included as a separate line in the Company’s statements of income.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In November 2005, the Company securitized approximately $221 million of VOI notes receivable (the “2005 Securitization”), resulting in gross cash proceeds of approximately $197 million. The related gain of $24 million is included in gain on sale of VOI notes receivable in the Company’s consolidated statements of income. In connection with the 2005 Securitization, the Company used a portion of the proceeds to repurchase all the remaining VOI notes receivable sold under the 2004 Purchase Facility for approximately $64 million.

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

At December 31, 2007, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $285 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at December 31, 2007 was approximately $4 million.

Gross credit losses for all VOI notes receivable were $23 million, $17 million, and $17 million during 2007, 2006, and 2005, respectively.

The Company received aggregate cash proceeds of $33 million, $36 million and $35 million from the Retained Interests during 2007, 2006, and 2005, respectively, and aggregate servicing fees of $4 million, $4 million and $3 million related to these VOI notes receivable in 2007, 2006, and 2005, respectively.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses as of December 31, 2007. The aggregate net present value and carrying value of Retained Interests for the Company’s three note sales at December 31, 2007 was approximately $40 million, with the following key assumptions used in measuring the fair value: an average discount rate of 10.4%, an average expected annual prepayment rate, including defaults, of 7.7%, and an expected weighted average remaining life of prepayable notes receivable of 78 months. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). The factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.3
100 basis points-percentage	0.8%
200 basis points-dollars	$0.6
200 basis points-percentage	1.5%
Discount rate:
100 basis points-dollars	$0.8
100 basis points-percentage	2.1%
200 basis points-dollars	$1.6
200 basis points-percentage	4.1%
Gross annual rate of credit losses:
100 basis points-dollars	$6.6
100 basis points-percentage	16.9%
200 basis points-dollars	$12.9
200 basis points-percentage	32.9%

Note 11.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of December 31, 2007 and 2006, the Company had total deferred gains of $1.216 billion and $1.258 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $81 million, $62 million and $12 million in 2007, 2006 and 2005, respectively. The increase in deferred gain amortization in 2007 and 2006 is primarily due to the Host Transaction discussed in Note 5.

Note 12.	Restructuring and Other Special Charges, Net

During the year ended December 31, 2007, the Company recorded net restructuring and other special charges of approximately $53 million primarily related to the Company’s redevelopment of the Sheraton Bal Harbour Beach Resort (“Bal Harbour”). The Company demolished the hotel in late 2007 and plans to rebuild a St. Regis hotel along with branded residences and fractional units. Bal Harbour was closed for business on July 1, 2007, and the majority

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of employees were terminated. The Company has recorded the following expenses in 2007 related to Bal Harbour in restructuring and other special charges (in millions):

Accelerated depreciation of the hotel’s property, plant & equipment and charges related to inventory that was not salvageable	$48
Demolition costs	4
Severance costs	2
Accrual for asbestos abatement	1

Total	$55

In the first quarter of 2007, the Company recorded net restructuring and other special credits of $2 million primarily related to the refund of premium payments related to the termination of a retired executive officer’s life insurance policy that were previously recorded as a restructuring charge in conjunction with the acquisition of Sheraton Holding in 1998.

The Company had remaining accruals related to restructuring charges of $9 million and $11 million at December 31, 2007 and December 31, 2006, respectively, of which $6 million is included in other liabilities in the accompanying consolidated balance sheets for both periods. The following table summarizes the activity in the restructuring accruals in 2007 (in millions):

	December 31,	Expenses	Cash	Reversal of	December 31,
	2006	Accrued	Payments	Accruals	2007

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	$—	$—	$—	$8
Severance costs related to a corporate restructuring which began in 2005	3	—	(3)	—	—
Costs related to the Bal Harbour demolition	—	4	(4)	—	—
Severance costs related to the Bal Harbour redevelopment	—	2	(2)	—	—
Bal Harbour asbestos abatement	—	1	—	—	1

Total	$11	$7	$(9)	$—	$9

2006 Restructuring and Other Special Charges, Net.  During the year ended December 31, 2006, the Company incurred and paid approximately $21 million of transition costs associated with the Le Méridien Acquisition. Also during 2006, the Company recorded a charge of approximately $7 million related to severance costs primarily related to certain executives in connection with the continued corporate restructuring that began at the end of 2005, of which approximately $4 million related to compensation expense due to the accelerated vesting of previously granted stock-based awards. These charges were offset by the reversal of $8 million of accruals for a lease the Company assumed as part of the merger with Sheraton Holding in 1998 as the reserve exceeded the Company’s maximum obligation.

2005 Restructuring and Other Special Charges, Net.  During the year ended December 31, 2005, the Company recorded a $13 million charge primarily related to severance costs in connection with the Company’s restructuring as a result of its planned disposition of significant real estate assets. The Company also recorded $3 million of transition costs associated with the acquisition of the Le Méridien brand and management business in November 2005. These charges were offset by the reversal of $3 million of reserves related to the Company’s acquisition of Sheraton Holding Corporation and its subsidiaries in 1998 as the related obligations no longer exist.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes

Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Pretax income
U.S	$517	$556	$535
Foreign	216	126	107

	$733	$682	$642

Provision (benefit) for income tax
Current:
U.S. federal	$166	$104	$258
State and local	8	31	14
Foreign	157	51	57

	331	186	329

Deferred:
U.S. federal	(105)	(517)	(19)
State and local	—	(84)	(60)
Foreign	(37)	(19)	(31)

	(142)	(620)	(110)

	$189	$(434)	$219

No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $412 million as of December 31, 2007 since these amounts are permanently reinvested.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,
	2007	2006

Plant, property and equipment	$312	$236
Intangibles	15	6
Allowances for doubtful accounts and other reserves	160	151
Employee benefits	100	80
Net operating loss, capital loss and tax credit carryforwards	723	1,052
Deferred income	(102)	(103)
Other	108	74

	1,316	1,496
Less valuation allowance	(615)	(1,009)

Deferred income taxes	$701	$487

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

At December 31, 2007, the Company had federal and state net operating losses of approximately $38 million and $3.2 billion, respectively, and federal tax credit carryforwards of $88 million. The Company also had foreign net operating loss and tax credit carryforwards of approximately $31 million and $19 million, respectively. Substantially all federal and state net operating losses from which the Company expects to realize future tax benefits, expire by 2026. The Company has established a valuation allowance against substantially all of the tax benefit for the remaining federal and state carryforwards as it is unlikely that the benefit will be realized prior to their expiration. The Company is currently considering certain tax-planning strategies that may allow it to utilize these tax attributes within the statutory carryforward period.

The Company generated a federal capital loss in connection with the Host Transaction which was originally estimated at approximately $2.6 billion at December 31, 2006. During 2007, the Company completed its 2006 tax return which included the Host Transaction and adopted FIN 48. As a result, the Company reduced its original estimate of this capital loss and corresponding valuation allowance by approximately $1.2 billion, resulting in a revised amount of $1.4 billion at December 31, 2006. Through December 31, 2007, approximately $324 million of this loss has been utilized to offset 2007 and prior years’ capital gains. The remaining $1.1 billion of capital loss is available to offset federal capital gains through 2011. The Company also had state capital losses related to the Host Transaction of approximately $1.0 billion, substantially all of which expire in 2011. Due to the uncertainty of realizing the tax benefit of the federal and state capital loss carryforwards, the entire tax benefit of the losses has been offset by a valuation allowance.

In February 1998, the Company disposed of ITT World Directories. The Company recorded $551 million of income taxes relating to this transaction, which were included in deferred income taxes as of December 31, 2004. While the Company strongly believes this transaction was completed on a tax-deferred basis, in 2002 the IRS proposed an adjustment to fully tax the gain in 1998, which would increase Starwood’s taxable income by approximately $1.4 billion in that year. During 2004, the Company filed a petition in United States Tax Court to contest the IRS’s proposed adjustment. Starwood will continue to vigorously defend its position with the IRS and anticipates that litigation proceedings will begin in 2008.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As a result of an August 2005 United States Tax Court decision against another taxpayer, the Company decided to treat this transaction as if it were taxable in 1998 for accounting purposes and reclassified the taxes associated with this transaction to a current liability. As such, the Company applied substantially all of its federal net operating loss carryforwards against the gain and accrued interest, resulting in a $360 million net current liability and an additional charge of approximately $52 million. The charge was comprised of $103 million in federal tax expense primarily related to interest on the disputed tax adjustment and $51 million in state tax benefits. All of the current liability was fully paid to the IRS in October 2005 in order to eliminate any future interest accruals associated with the pending dispute.

A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Tax provision at U.S. statutory rate	$257	$239	$225
U.S. state and local income taxes	13	(10)	(14)
Exempt Trust income	—	(32)	(64)
Tax on repatriation of foreign earnings	(29)	(16)	11
Tax on repatriation of foreign earnings under the American Jobs Creation Act of 2004	—	—	47
Foreign tax rate differential	12	(15)	(28)
Change in uncertain tax positions	13	—	—
Deferred gain on ITT World Directories disposition	—	—	52
Tax settlements	2	(59)	(8)
Tax benefit on the deferred gain from the Host Transaction	(3)	(356)	—
Tax benefits recognized on Host Transaction	97	(1,017)	—
Basis difference on asset sales	(2)	(41)	—
Change in of valuation allowance	(158)	884	7
Other	(13)	(11)	(9)

Provision for income tax (benefit)	$189	$(434)	$219

During 2007, the Company completed an evaluation of its ability to claim U.S. foreign tax credits generated in prior years on its federal tax return. As a result of this analysis, the Company determined that it can realize the credits for the 1999 and 2000 tax years. The Company had not previously accrued this benefit since the realization of the benefit was determined to be unlikely. Therefore, during 2007, a $28 million tax benefit, net of incremental taxes and interest, was recorded. In addition, during 2006, the Company determined that it could claim the credits for the 2005 and 2006 tax years. The Company had not previously accrued this benefit since the realization of the benefit was determined to be unlikely. Therefore, during 2006, a $15 million and $19 million tax benefit was recorded for 2006 and 2005, respectively.

Pursuant to FIN 48, the Company is required to accrue tax and associated interest and penalty on uncertain tax positions. During 2007, the Company recorded a $13 million charge, primarily associated with interest due on existing uncertain tax positions.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As discussed in Note 5, the Company completed the Host Transaction during the second quarter of 2006 which included the sale of 33 hotel properties. As the Company sold these hotels subject to long-term management contracts, the gain of approximately $962 million has been deferred and is being recognized over the life of those contracts. Accordingly, the Company has established a deferred tax asset and recognized the related tax benefit of approximately $359 million for the book-tax difference on the deferred gain liability. Additional tax benefits of $1.017 billion resulted from the Host Transaction consisting primarily of the tax benefit of $832 million on the $2.4 billion federal capital loss, net of carrybacks and 2006 utilization. The remaining benefit consisted of an adjustment to deferred income taxes for the increased tax basis of certain retained assets, partially offset by current tax liabilities generated in the transaction. During 2007, the Company completed its 2006 tax return which included the Host Transaction. As a result, the Company recognized a net $97 million tax charge during 2007 as an adjustment to the original tax benefit accrued in 2006. The net charge was comprised of a $114 million charge related to an adjustment to the amount of capital loss generated in the transaction offset by a $17 million tax benefit related to other aspects of the transaction. As a valuation allowance fully offsets the capital loss carryforward, the Company also recorded a $114 million tax benefit for the reversal of capital loss valuation allowance.

During 2007, the Company completed certain transactions that generated capital gains for U.S. tax purposes. These gains were completely offset by the capital loss generated in the Host Transaction. The Company had not previously accrued a benefit for the capital loss since the realization was determined to be unlikely. Therefore, during 2007, a $35 million tax benefit was recorded to reverse the capital loss valuation allowance.

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

As a result of the implementation of FIN 48, the Company recognized a $35 million cumulative effect adjustment to the beginning balance of retained earnings in the period. As of December 31, 2007, the Company had approximately $469 million of total unrecognized tax benefits, of which $158 million would affect its effective tax rate if recognized. The Company does not expect any significant increases or decreases to the amount of unrecognized tax benefits within 12 months of December 31, 2007. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$465
Additions based on tax positions related to the current year	6
Additions for tax positions of prior years	1
Settlements with tax authorities	(2)
Reductions for tax positions of prior years	—
Reductions due to the lapse of applicable statutes of limitation	(1)

Balance at December 31, 2007	$469

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. The Company had $29 million and $16 million accrued for the payment of interest and no accrued penalties as of December 31, 2007 and December 31, 2006, respectively.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of December 31, 2007, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,
	2007	2006

Senior Credit Facilities:
Revolving Credit Facility, interest rates ranging from 4.70% to 7.25% at December 31, 2007, maturing 2011 (5.58% at December 31, 2007)	$787	$435
Term loan, interest at LIBOR + 0.50%, (5.37% at December 31, 2007) maturing 2009 and 2010	1,000	—
Senior Notes, interest rates of 7.875%, maturing 2012 (at December 31, 2006, also had interest at 7.375%, maturing 2007)	792	1,481
Sheraton Holding public debt, interest at 7.375%, maturing in 2015	449	449
Senior Notes, interest at 6.25%, maturing 2013	400	—
Mortgages and other, interest rates ranging from 5.85% to 8.56%, various maturities	167	267

	3,595	2,632
Less current maturities	(5)	(805)

Long-term debt	$3,590	$1,827

Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2008	$5
2009	543
2010	505
2011	792
2012	798
Thereafter	952

$3,595

On September 13, 2007 the Company completed a public offering of $400 million 6.25% Senior Notes (“6.25% Notes”) due February 13, 2013. The Company received net proceeds of approximately $396 million, which were used to reduce the outstanding borrowings under its Revolving Credit Facility. Interest on the 6.25% Notes is payable semi-annually on February 15 and August 15. At any time, we may redeem all or a portion of the 6.25% Notes at the Company’s option at a price equal to the greater of (1) 100% of the aggregate principal plus accrued and unpaid interest and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the redemption rate on a semi-annual basis at the Treasury rate plus 35 basis points, plus accrued and unpaid interest. The 6.25% Notes rank parri passu with all other unsecured and unsubordinated obligations. Upon a change in control of the Company, the holders of the 6.25% Notes will have the right to require repurchase of the respective Notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 6.25% Notes include restrictions on liens, sale and leaseback transactions, mergers, consolidations and sale of assets.

On June 29, 2007, the Company entered into a credit agreement that provides for two term loans of $500 million each. One term loan matures on June 29, 2009, and the other matures on June 29, 2010. Proceeds from these loans were used to repay balances under the existing Revolving Credit Facility (established under the 2006 Facility referenced below), which remains in effect. The Company may prepay the outstanding aggregate principal amount, in whole or in part, at any time. The covenants in this credit agreement are the same as those in the Company’s existing Revolving Credit Facility.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

On April 27, 2007 the Company amended its Revolving Credit Facility to reduce the interest rate (from the original rate of LIBOR + 0.475% to LIBOR + 0.400%) and increase commitments by $450 million, to a total of $2.250 billion. Of this amount, $375 million will expire on April 27, 2008, and the remaining $1.875 billion will expire in February 2011.

In February 2006, the Company closed a new, five-year $1.5 billion Senior Credit Facility (“2006 Facility”). The 2006 Facility replaced the previous $1.45 billion Revolving and Term Loan Credit Agreement (“Pre-2006 Facility”) which would have matured in October 2006. Approximately $240 million of the Term Loan balance under the Pre-2006 Facility was paid down with cash and the remainder was refinanced with the 2006 Facility. The 2006 Facility is expected to be used for general corporate purposes. The 2006 Facility matures February 10, 2011.

During March 2006, the Company gave notice to receive additional commitments totaling $300 million under the 2006 Facility (“2006 Facility Add-On”) on a short-term basis to facilitate the close of the Host Transaction and for general working capital purposes. In June 2006, the Company amended the 2006 Facility such that the 2006 Facility Add-On would not mature until June 30, 2007.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

borrowings of 450 million euros) were used to temporarily finance the repatriation of approximately $550 million pursuant to the Act. As of December 31, 2006, the majority of these temporary borrowings were repaid.

The Company has the ability to draw down on its Revolving Credit Facility in various currencies. Drawdowns in currencies other than the U.S. dollar represent a natural hedge of the Company’s foreign denominated net assets and operations. At December 31, 2007, the Company had $6 million drawn in Canadian dollars and $123 million drawn in Euros.

The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $1.367 billion of available borrowing capacity under its domestic and foreign lines of credit as of December 31, 2007.

The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, limitations on incurring additional debt, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. The Company was in compliance with all of the short-term and long-term debt covenants at December 31, 2007.

The short-term borrowings at December 31, 2007 were insignificant. The weighted average interest rate for short-term borrowings was 4.40% at December 31, 2006 and the fair value approximated carrying value given their short-term nature. The average interest rates were composed of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.

For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For non-public fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and the length to maturity for the debt. The estimated fair value of debt at December 31, 2007 and 2006 was $3.7 billion and $2.7 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows. See Note 21. Derivative Financial Instruments for additional discussion regarding the Company’s interest rate swap agreements.

Note 15.  Other Liabilities

Other liabilities consisted of the following (in millions):

	December 31,
	2007	2006

Deferred gains on asset sales	$1,133	$1,178
SPG point liability	354	277
Deferred income including VOI and residential sales	34	161
Benefit plan liabilities	62	74
Insurance reserves	68	73
Other	150	165

	$1,801	$1,928

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 16.	Discontinued Operations

Summary financial information for discontinued operations is as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Income Statement Data
Operating loss	$—	$—	$(2)
Income tax benefit	$—	$—	$1
Loss from operations, net of tax	$—	$—	$(1)
Loss on disposition, net of tax	$(1)	$(2)	$—

For the year ended December 31, 2007, the loss on disposition represents a $1 million tax assessment associated with the disposition of the Company’s former gaming business in 1999.

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

Note 17.	Employee Benefit Plans

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at December 31, 2006 increased net liabilities by $6 million, with a corresponding decrease to accumulated other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods.

The net actuarial gain recognized in accumulated other comprehensive income for the year ended December 31, 2007 was $1 million (net of tax). The amortization of actuarial gain/loss, a component of accumulated other comprehensive income, for the year ended December 31, 2007 was $2 million.

Included in accumulated other comprehensive income at December 31, 2007 is unrecognized actuarial losses of $43 million ($33 million, net of tax) that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2008 is $1 million ($1 million, net of tax).

Defined Benefit and Postretirement Benefit Plans.  The Company and its subsidiaries sponsor or previously sponsored numerous funded and unfunded domestic and international pension plans. All defined benefit plans covering U.S. employees are frozen. Certain plans covering non-U.S. employees remain active.

As a result of annuity purchases and lump sum distributions from our domestic pension plans, the Company recorded a net settlement gain of approximately $0.1 million during the year ended December 31, 2007 and net settlement losses of $0.1 million and $0.3 million during the years ended December 31, 2006 and 2005, respectively.

The Company also sponsors the Starwood Hotels & Resorts Worldwide, Inc. Retiree Welfare Program. This plan provides health care and life insurance benefits for certain eligible retired employees. The Company has

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. The Company also funds this program on a pay-as-you-go basis.

The following table sets forth the projected benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation of the Company’s defined benefit pension and postretirement benefit plans at December 31, 2007 and 2006 (in millions):

					Postretirement
	Pension Benefits		Foreign Pension Benefits		Benefits
	2007	2006	2007	2006	2007		2006

Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$17	$16	$196	$187		$19		$23
Service cost	—	—	5	4		—		—
Interest cost	1	1	12	10		1		1
Actuarial loss (gain)	—	1	(4)	(3)		2		(3)
Settlements and curtailments	—	—	—	(2)		—		—
Effect of foreign exchange rates	—	—	5	11		—		—
Benefits paid	(1)	(1)	(8)	(8)		(2)		(2)
Adjustment to pension plans acquired	—	—	—	(3)		—		—

Benefit obligation at end of year	$17	$17	$206	$196		$20		$19

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$161	$129		$7		$9
Actual return on plan assets, net of expenses	—	—	12	16		—		—
Employer contribution	1	1	16	16		2		2
Effect of foreign exchange rates	—	—	4	8		—		—
Asset transfer	—	—	—	—		(2)		(2)
Benefits paid	(1)	(1)	(8)	(8)		(2)		(2)

Fair value of plan assets at end of year	$—	$—	$185	$161		$5		$7

Funded status	$(17)	$(17)	$(21)	$(35)		$(15)		$(12)

Accumulated benefit obligation	$17	$17	$186	$181	$	N/A	$	N/A

The underfunded status of the plans at December 31, 2007 was $2 million and $53 million, and is recognized in the accompanying consolidated balance sheet in accrued expenses and other liabilities, respectively. The overfunded status of the plan of $2 million at December 31, 2007 is recognized in other assets in the Company’s consolidated balance sheet.

All domestic pension plans are frozen plans, where employees do not accrue additional benefits. Therefore, at December 31, 2007 and 2006, the projected benefit obligation is equal to the accumulated benefit obligation. In March 2006, the Company elected to freeze its pension plans in the United Kingdom. Its other foreign pension plans are not frozen, and accordingly, at December 31, 2007 and 2006, the accumulated benefit obligation for the foreign pension plans was $186 million and $181 million, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents the components of net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$—	$—	$—	$5	$4	$4	$—	$—	$—
Interest cost	1	1	1	12	10	8	1	1	1
Expected return on plan assets	—	—	—	(11)	(9)	(8)	(1)	(1)	(1)
Amortization of actuarial loss	—	—	—	2	3	3	—	—	—

SFAS No. 87 cost/SFAS No. 106 cost	1	1	1	8	8	7	—	—	—

SFAS No. 88 settlement and curtailment gain	—	—	—	—	(3)	—	—	—	—

Net periodic benefit cost	$1	$1	$1	$8	$5	$7	$—	$—	$—

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008, gradually decreasing to 5% in 2013. A one-percentage-point change in assumed health care cost trend rates would have approximately a $0.4 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost.

The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

			Foreign Pension		Postretirement
	Pension Benefits		Benefits		Benefits
	2007	2006	2007	2006	2007	2006

Discount rate	5.75%	5.75%	5.88%	5.46%	5.74%	5.74%
Rate of compensation increase	N/A	N/A	3.90%	3.90%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	5.51%	5.46%	5.09%	5.49%	5.74%	5.49%	5.50%
Rate of compensation increase	N/A	N/A	N/A	3.90%	3.60%	3.62%	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A	6.40%	6.91%	7.10%	7.50%	7.50%	8.00%

A number of factors were considered in the determination of the expected return on plan assets. These factors included current and expected allocation of plan assets, the investment strategy, historical rates of return and Company and investment expert expectations for investment performance over approximately a ten year period.

The weighted average asset allocations at December 31, 2007 and 2006 for the Company’s defined benefit pension and postretirement benefit plans and the Company’s current target asset allocation ranges are as follows:

	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
		Percentage of			Percentage of			Percentage of
	Target	Plan Assets		Target	Plan Assets		Target	Plan Assets
	Allocation	2007	2006	Allocation	2007	2006	Allocation	2007	2006

Equity securities	N/A	N/A	N/A	36%	45%	59%	63%	63%	75%
Debt securities	N/A	N/A	N/A	62%	48%	39%	35%	35%	25%
Cash and other	N/A	N/A	N/A	2%	7%	2%	2%	2%	0%

				100%	100%	100%	100%	100%	100%

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The investment objective of the foreign pension plans and postretirement benefit plan is to seek long-term capital appreciation and current income by investing in a diversified portfolio of equity and fixed income securities with a moderate level of risk. At December 31, 2007, all remaining domestic pension plans are unfunded plans.

The Company expects to contribute approximately $1 million to its domestic pension plans, approximately $14 million to its foreign pension plans, and approximately $2 million to the postretirement benefit plan in 2007. The following table represents the Company’s expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits

2008	$1	$8	$2
2009	$1	$8	$2
2010	$1	$8	$2
2011	$1	$9	$2
2012	$1	$10	$2
2013 — 2017	$7	$63	$7

Defined Contribution Plans.  The Company and its subsidiaries sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a voluntary defined contribution plan allowing participation by employees on U.S. payroll who meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the plan subject to certain maximum limits. The plan also contains provisions for matching contributions to be made by the Company, which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $28 million in 2007, $25 million in 2006 and $22 million in 2005. Included as an investment choice is the Company’s publicly traded common stock, which had a balance of $62 million and $88 million at December 31, 2007 and 2006, respectively.

Multi-Employer Pension Plans.  Certain employees are covered by union sponsored multi-employer pension plans. Pursuant to agreements between the Company and various unions, contributions of $9 million in 2007, $8 million in 2006 and $11 million in 2005 were made by the Company and charged to expense.

Note 18.	Leases and Rentals

The Company leases certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2014 and generally are for a fixed amount each month. In addition, several of the Company’s hotels are subject to leases of land or building facilities from third parties, which extend for varying periods through 2089 and generally contain fixed and variable components, including a 25-year building lease of the Westin Dublin hotel in Dublin, Ireland (19 years remaining under the lease) with fixed annual payments of $3 million and a building lease of the W Times Square hotel in New York City which has a term of 25 years (19 years remaining under the lease) with fixed annual lease payments of $16 million. The variable components of leases of land or building facilities are based on the operating profit or revenues of the related hotels.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s minimum future rents at December 31, 2007 payable under non-cancelable operating leases with third parties are as follows (in millions):

2008	$82
2009	$83
2010	$77
2011	$72
2012	$64
Thereafter	$766

Rent expense under non-cancelable operating leases consisted of the following (in millions):

	Year Ended December 31,
	2007	2006	2005

Minimum rent	$86	$76	$80
Contingent rent	10	11	19
Sublease rent	(6)	(4)	(7)

	$90	$83	$92

Note 19.	Stockholders’ Equity

Share Repurchases.  In April 2007, the Board of Directors authorized an additional $1 billion in Share repurchases under the Company’s existing Corporation Share repurchase authorization (the “Share Repurchase Authorization”). In November 2007, the Board of Directors of the Company further authorized the repurchase of up to an additional $1 billion of Corporation Shares under the Share Repurchase Authorization. During the year ended December 31, 2007, the Company repurchased 29.6 million Shares and Corporation Shares at a total cost of $1.8 billion. As of December 31, 2007, approximately $593 million remains available under the Share Repurchase Authorization.

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

On March 15, 2006, the Company completed the redemption of the remaining 25,000 outstanding shares of Class B EPS for approximately $1 million in cash. On April 10, 2006, when the Company consummated the first phase of the Host Transaction, holders of Class A EPS received from Host $0.503 in cash and 0.6122 shares of Host common stock. Also in connection with the Host Transaction, the Company redeemed all of the Class A EPS (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. The Operating Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Shares. For the year ended December 31, 2006, the Company redeemed approximately 926,000 Operating Partnership units for approximately $56 million in cash, and there were approximately 179,000 of these units outstanding at December 31, 2007 and 2006.

Note 20.	Stock-Based Compensation

In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long Term Incentive Compensation Plan (“2002 LTIP”) and provides for the purchase of Shares by directors, officers, employees, consultants and advisors, pursuant to equity award grants. Although no

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long Term Incentive Compensation Plan or the Company’s 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate award pool for non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 2004 LTIP at December 31, 2007 was approximately 70 million (with options counted as one share and restricted stock and performance units counted as 2.8 shares).

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, no stock-based employee compensation cost related to stock options was reflected in 2005, as options granted to employees under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Under the modified prospective method of adoption selected by the Company, compensation cost recognized in 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123(R) been applied from its original effective date. The following table illustrates the effect on net income and earnings per Share if the Company had applied the fair value based method to all outstanding and unvested stock-based employee compensation awards in each period. The Company has included the estimated impact of reimbursements from third parties.

	Year Ended December 31,
	2007	2006	2005
	(In millions, except per Share data)

Net income, as reported	$542	$1,043	$422
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects of $33, $36 and $12	66	67	19
Deduct: SFAS No. 123 compensation cost, net of related tax effects of $33 $36, and $37	(66)	(67)	(69)

Proforma net income	$542	$1,043	$372

Earnings per Share:
Basic, as reported	$2.67	$4.91	$1.95

Basic, proforma	$2.67	$4.91	$1.72

Diluted, as reported	$2.57	$4.69	$1.88

Diluted, proforma	$2.57	$4.69	$1.65

The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans than a Black-Scholes model and therefore, for all options granted subsequent to January 1, 2005, the Company changed its option pricing model from the Black-Scholes model to a lattice model.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Lattice model weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005

Dividend yield	1.40%	1.41%	1.80%
Volatility:
Near term	25%	26%	25%
Long term	37%	40%	40%
Expected life	6 yrs	6 yrs	6 yrs
Yield curve:
6 month	5.12%	4.68%	2.80%
1 year	4.96%	4.66%	2.98%
3 year	4.55%	4.58%	3.45%
5 year	4.52%	4.53%	3.66%
10 year	4.56%	4.58%	4.08%

The dividend yield is estimated based on to the current annualized dividend payment and the average price of the Shares or Corporation Shares, as the case may be, during the prior year.

The estimated volatility is based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options. The weighted average volatility for 2007 grants was 30.2%.

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

The following table summarizes stock option activity for the Company:

		Weighted Average
	Options	Exercise
	(In millions)	Price Per Share(1)

Outstanding at December 31, 2004	33.4	$34.98
Granted	4.5	59.14
Exercised	(11.1)	36.63
Forfeited	(1.9)	41.57

Outstanding at December 31, 2005	24.9	38.09
Granted	2.4	59.55
Exercised	(12.3)	30.74
Adjustment in connection with the Host Transaction	5.0	33.26
Forfeited	(0.8)	40.87

Outstanding at December 31, 2006	19.2	35.40
Granted	0.5	64.64
Exercised	(5.6)	33.38
Forfeited	(1.3)	44.19

Outstanding at December 31, 2007	12.8	$36.60

Exercisable at December 31, 2007	7.9	$31.38

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(1)	For option activity prior to the consummation of the first phase of the Host Transaction on April 10, 2006, the adjustment made to the exercise price in connection with the Host Transaction is not reflected.

The weighted-average fair value per option for options granted during 2007, 2006 and 2005 was $20.54, $16.12 and $17.23, respectively, and the service period is typically four years. The total intrinsic value of options exercised during 2007, 2006 and 2005 was approximately $187 million, $370 million and $257 million, respectively, resulting in tax benefits of approximately $56 million, $128 million and $88 million, respectively. As of December 31, 2007, there was approximately $23 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 1.04 years on a straight-line basis for 2007 and future grants and using an accelerated recognition method for grants prior to January 1, 2007.

The following table summarizes information about outstanding stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted		Average
Range of	Number	Contractual Life in	Average Exercise	Number	Exercise
Exercise Prices	Outstanding	Years	Price	Exercisable	Price
	(In millions)			(In millions)

$16.62 — $20.36	2.2	2.72	$19.58	2.2	$19.58
$20.36 — $29.91	2.2	3.37	$28.31	2.1	$28.29
$29.91 — $31.71	2.9	3.99	$31.58	1.5	$31.47
$31.71 — $47.36	0.8	1.87	$41.77	0.8	$41.87
$47.36 — $48.39	2.6	5.11	$48.39	0.8	$48.39
$48.39 — $67.84	2.1	6.39	$53.21	0.5	$52.93

$16.62 — $67.84	12.8	4.15	$36.60	7.9	$31.38

In April 2006, as part of the Host Transaction, the Company depaired its Corporation Shares and Class B Shares. As a result, the number of the Company’s options and their strike prices have been adjusted as discussed in Note 3.

The aggregate intrinsic value of outstanding options as of December 31, 2007 was $124 million. The aggregate intrinsic value of exercisable options as of December 31, 2007 was $106 million. The weighted-average contractual life of exercisable options was 3.47 years as of December 31, 2007.

The Company recognizes compensation expense equal to the fair market value of the stock on the date of issuance for restricted stock and restricted stock unit grants over the service period. The service period is typically four years except in the case of restricted shares or units issued in lieu of a portion of an annual cash bonus where the vesting period is typically in equal installments over a two year period. Compensation expense of approximately $76 million, $56 million and $31 million, net of reimbursements from third parties, was recorded during 2007, 2006 and 2005, respectively, related to restricted stock awards.

At December 31, 2007 and 2006 there were approximately $125 million (net of estimated forfeitures) and $103 million, respectively, in unamortized compensation cost related to restricted stock and restricted stock units. The weighted average remaining term was 1.47 years for restricted stock grants outstanding at December 31, 2007. The aggregate intrinsic value of restricted stock distributed during 2007 was $52 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s restricted stock activity during 2007:

	Number of	Weighted Average
	Restricted	Grant Date Value
	Stock Units	Per Share
	(In millions)

Outstanding at December 31, 2006	4.7	$46.21
Granted	2.3	$63.33
Distributed	(0.8)	$38.36
Forfeited	(0.5)	$50.96

Outstanding at December 31, 2007	5.7	$53.95

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

For the purchase periods prior to June 1, 2005, the purchase price was equal to 85% of the lower of (a) the fair market value of Shares on the day of the beginning of the offering period or (b) the fair market value of Shares on the date of purchase. Effective June 1, 2005, the purchase price is equal to 95% of the fair market value of Shares on the date of purchase. Approximately 119,000 Shares were issued under the ESPP during the year ended December 31, 2007 at purchase prices ranging from $51.00 to $68.47. Approximately 115,000 Shares were issued under the ESPP during the year ended December 31, 2006 at purchase prices ranging from $50.60 to $60.96.

Note 21.  Derivative Financial Instruments

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rate fluctuations on the results of operations, cash flows and the market value of the Company’s debt. At December 31, 2007, the Company had no outstanding interest rate swap agreements under which the Company pays a fixed rate and receives a variable rate of interest.

In March 2004, the Company terminated certain interest rate swap agreements, with a notional amount of $1 billion under which the Company was paying floating rates and receiving fixed rates of interest (“Fair Value Swaps”), resulting in a $33 million cash payment to the Company. The proceeds were used for general corporate purposes and resulted in a reduction of the interest expense on the corresponding underlying debt (Sheraton Holding Public Debt and Senior Notes) through 2007, the scheduled maturity of the terminated Fair Value Swaps. In order to adjust its fixed versus floating rate debt position, the Company immediately entered into two new Fair Value Swaps.

The new Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The aggregate notional amount of the Fair Value Swaps was $300 million at December 31, 2007. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was a liability of approximately $6 million at December 31, 2007 and is included in other liabilities in the Company’s consolidated balance sheet.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In 2007, the Company had intercompany loans between entities with different foreign currencies. To mitigate the risk of foreign currency exchange rate movements, the Company utilizes forward contracts as economic hedges against rate fluctuations. These contracts do not qualify as hedges under SFAS No. 133; accordingly, the changes in fair value are immediately recognized in the consolidated statement of income. As of December 31, 2007 and 2006, the fair value of outstanding forward contracts was a net asset of $1 million and $0, respectively.

The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 22.  Commitments and Contingencies

The Company had the following contractual obligations outstanding as of December 31, 2007 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	than 1 Year	1-3 Years	3-5 Years	5 Years

Unconditional purchase obligations(a)	$114	$43	$49	$19	$3
Other long-term obligations	4	—	—	4	—

Total contractual obligations	$118	$43	$49	$23	$3

(a)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

The Company had the following commercial commitments outstanding as of December 31, 2007 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$133	$133	$—	$—	$—

Variable Interest Entities.  Of the over 800 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 26 hotels that it has a variable interest in. For those ventures in which the Company holds a variable interest, the Company determined that it was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $7 million and $14 million at December 31, 2007 and 2006, respectively. Equity investments and other types of investments related to VIEs totaled $11 million and $52 million, respectively, at December 31, 2007 and $18 million and $64 million, respectively, at December 31, 2006.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $34 million at December 31, 2007. The Company evaluates these loans for impairment, and at December 31, 2007, believes these loans are collectible. Unfunded loan commitments aggregating $69 million were outstanding at December 31, 2007, of which $1 million are expected to be funded in 2008 and $51 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $100 million of equity and other potential contributions associated with managed or joint venture properties, $28 million of which is expected to be funded in 2008.

During 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt which was capped at

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$40 million, a debt service guarantee during the term of the senior debt, which was limited to the interest expense on the amounts drawn under such debt and principal amortization and a completion guarantee for this project. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying consolidated balance sheets at December 31, 2006 and 2005. In January 2007 this hotel was sold and the senior debt was repaid in full. In addition, the $28 million in mezzanine loans and other investments, together with accrued interest, was repaid in full. In accordance with the management agreement, the sale of the hotel also resulted in the payment of a fee to the Company of approximately $18 million, which is included in management fees, franchise fees and other income in the consolidated statement of income for the year ended December 31, 2007. The Company continues to manage this hotel subject to the pre-existing management agreement.

Surety bonds issued on behalf of the Company at December 31, 2007 totaled $99 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. At December 31, 2007, excluding the Le Méridien management agreement mentioned below, the Company had six management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2008. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair present value of this guarantee of $7 million and $6 million is reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2007 and 2006, respectively. The Company does not anticipate losing a significant number of management or franchise contracts in 2007.

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

Litigation.  The Company is involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does not expect that the resolution of all legal matters will have a material adverse effect on its consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

Collective Bargaining Agreements.  At December 31, 2007, approximately 33% of the Company’s U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are satisfactory.

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

Captive Insurance Company.  Estimated insurance claims payable at December 31, 2007 and 2006 were $88 million and $94 million, respectively. At December 31, 2007 and 2006, standby letters of credit amounting to $101 million and $132 million, respectively, had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company.

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

For purposes of governing certain of the ongoing relationships between the Company and ITT Industries after the Distribution and spin-off of ITT Corporation and to provide for an orderly transition, the Company and ITT Industries have entered into various agreements including a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. The Company may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements. As discussed in Note 1, as part of the Host Transaction, the Company sold the shares of Sheraton Holding to Host. In connection with this transaction, the Company entered into an indemnification agreement with Host for certain obligations including those associated with the Distribution. Based on available information, management does not believe that these matters would have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains (losses) on asset dispositions and impairments, restructuring and other special (charges) credits, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segments (in millions):

	2007	2006	2005

Revenues:
Hotel	$5,000	$4,863	$4,995
Vacation ownership and residential	1,153	1,116	982

Total	$6,153	$5,979	$5,977

Operating income:
Hotel	$878	$828	$792
Vacation ownership and residential	246	253	215

Total segment operating income	1,124	1,081	1,007
Selling, general, administrative and other	(213)	(222)	(172)
Restructuring and other special charges, net	(53)	(20)	(13)

Operating income	858	839	822
Gain on sale of VOI notes receivable	—	—	25
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	55	46	51
Vacation ownership and residential	11	15	13
Interest expense, net	(147)	(215)	(239)
Loss on asset dispositions and impairments, net	(44)	(3)	(30)

Income from continuing operations before taxes and minority interest	$733	$682	$642

Depreciation and amortization:
Hotel	$242	$251	$352
Vacation ownership and residential	21	16	13
Corporate	43	39	42

Total	$306	$306	$407

Assets:
Hotel(a)	$6,772	$6,877
Vacation ownership and residential(b)	1,918	1,698
Corporate	932	705

Total	$9,622	$9,280

(a)	Includes $341 million and $340 million of investments in unconsolidated joint ventures at December 31, 2007 and 2006, respectively.

(b)	Includes $42 million and $43 million of investments in unconsolidated joint ventures at December 31, 2007 and 2006, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Capital expenditures:
Hotel	$211	$245	$318
Vacation ownership and residential	96	78	95
Corporate	77	48	51

Total	$384	$371	$464

The following table presents revenues and long-lived assets by geographical region (in millions):

	Revenues			Long-Lived Assets
	2007	2006	2005	2007	2006
			(In millions)

United States	$4,563	$4,580	$4,656	$2,576	$2,765
Italy	380	375	450	493	455
All other international	1,210	1,024	871	1,204	1,049

Total	$6,153	$5,979	$5,977	$4,273	$4,269

Other than Italy, there were no individual international countries, which comprised over 10% of the total revenues of the Company for the years ended December 31, 2007, 2006 or 2005, or 10% of the total long-lived assets of the Company as of December 31, 2007 or 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 25.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per Share data)

2007
Revenues	$1,431	$1,572	$1,540	$1,610	$6,153
Costs and expenses	$1,250	$1,383	$1,294	$1,368	$5,295
Income from continuing operations	$123	$145	$129	$146	$543
Discontinued operations	$(1)	$—	$—	$—	$(1)
Net income	$122	$145	$129	$146	$542
Earnings per Share:
Basic —
Income from continuing operations	$0.58	$0.69	$0.63	$0.77	$2.67
Discontinued operations	$—	$—	$—	$—	$—
Net income	$0.58	$0.69	$0.63	$0.77	$2.67
Diluted —
Income from continuing operations	$0.56	$0.67	$0.61	$0.74	$2.57
Discontinued operations	$—	$—	$—	$—	$—
Net income	$0.56	$0.67	$0.61	$0.74	$2.57
2006
Revenues	$1,441	$1,505	$1,461	$1,572	$5,979
Costs and expenses	$1,286	$1,300	$1,251	$1,303	$5,140
Income from continuing operations	$77	$680	$155	$203	$1,115
Discontinued operations	$—	$—	$—	$(2)	$(2)
Cumulative effect of accounting change, net of tax	$(72)	$—	$—	$2	$(70)
Net income	$5	$680	$155	$203	$1,043
Earnings per Share:
Basic —
Income from continuing operations	$0.35	$3.16	$0.73	$0.98	$5.25
Discontinued operations	$—	$—	$—	$(0.01)	$(0.01)
Cumulative effect of accounting change	$(0.33)	$—	$—	$—	$(0.33)
Net income	$0.02	$3.16	$0.73	$0.97	$4.91
Diluted —
Income from continuing operations	$0.34	$3.01	$0.71	$0.94	$5.01
Discontinued operations	$—	$—	$—	$(0.01)	$(0.01)
Cumulative effect of accounting change	$(0.32)	$—	$—	$—	$(0.31)
Net income	$0.02	$3.01	$0.71	$0.93	$4.69

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)
		Charged
		to/reversed	Charged
	Balance	from	to/from Other	Payments/	Balance
	January 1,	Expenses	Accounts(a)	Other	December 31,

2007
Trade receivables — allowance for doubtful accounts	$49	$6	$6	$(11)	$50
Notes receivable — allowance for doubtful accounts	$74	$37	$(9)	$(8)	$94
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$12	$(2)	$—	$(2)	$8
2006
Trade receivables — allowance for doubtful accounts	$50	$(1)	$3	$(3)	$49
Notes receivable — allowance for doubtful accounts	$81	$26	$7	$(40)	$74
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$30	$(4)	$—	$(14)	$12
2005
Trade receivables — allowance for doubtful accounts	$58	$9	$4	$(21)	$50
Notes receivable — allowance for doubtful accounts	$81	$(3)	$10	$(7)	$81
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$29	$13	$(1)	$(11)	$30

(a)	Charged to/from other accounts:

	Trade and Notes
	Receivable
	Allowance for	Restructuring
	Doubtful	and Other
	Accounts	Special Charges

2007
Other assets	$2	$—
Accrued expenses	(5)	—

Total charged to/from other accounts	$(3)	$—

2006
Other assets	$9	$—
Accrued expenses	1	—

Total charged to/from other accounts	$10	$—

2005
Accounts receivable	$—	$(1)
Other assets	14	—

Total charged to/from other accounts	$14	$(1)

S-1