Form 10-Q
period 2008-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2008-05-02
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 1-7959

Starwood Hotels & Resorts Worldwide, Inc.
(Exact name of Registrant as specified in its charter)

Maryland
(State or other jurisdiction
of incorporation or organization)

52-1193298
(I.R.S. employer identification no.)

1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

186,692,147 shares of common stock, par value $0.01 per share, outstanding as of April 25, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 22, 2008. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2008.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except Share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$214	$162
Restricted cash	240	196
Accounts receivable, net of allowance for doubtful accounts of $48 and $50	625	616
Inventories	804	714
Prepaid expenses and other	163	136

Total current assets	2,046	1,824
Investments	425	423
Plant, property and equipment, net	3,840	3,850
Assets held for sale	101	—
Goodwill and intangible assets, net	2,295	2,302
Deferred tax assets	747	729
Other assets	519	494

	$9,973	$9,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$4	$5
Accounts payable	190	201
Accrued expenses	1,152	1,175
Accrued salaries, wages and benefits	317	405
Accrued taxes and other	376	315

Total current liabilities	2,039	2,101
Long-term debt	4,111	3,590
Deferred income taxes	29	28
Other liabilities	1,826	1,801

	8,005	7,520

Minority interest	25	26
Commitments and contingencies
Stockholders’ equity:
Corporation common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 188,623,936 and 190,998,585 shares at March 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	679	868
Accumulated other comprehensive loss	(123)	(147)
Retained earnings	1,385	1,353

Total stockholders’ equity	1,943	2,076

	$9,973	$9,622

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues
Owned, leased and consolidated joint venture hotels	$560	$559
Vacation ownership and residential sales and services	193	232
Management fees, franchise fees and other income	210	192
Other revenues from managed and franchised properties	503	448

	1,466	1,431
Costs and Expenses
Owned, leased and consolidated joint venture hotels	438	436
Vacation ownership and residential	158	179
Selling, general, administrative and other	134	116
Restructuring and other special charges (credits), net	9	(2)
Depreciation	71	67
Amortization	7	6
Other expenses from managed and franchised properties	503	448

	1,320	1,250
Operating income	146	181
Equity earnings and gains and losses from unconsolidated ventures, net	6	12
Interest expense, net of interest income of $2 and $7	(47)	(32)
(Loss) gain on asset dispositions and impairments, net	(1)	11

Income from continuing operations before taxes and minority equity	104	172
Income tax expense	(26)	(51)
Minority equity in net loss	1	2

Income from continuing operations	79	123
Discontinued operations:
Loss on dispositions, net of tax expense of $47 and $1	(47)	(1)

Net income	$32	$122

Earnings (Loss) Per Share — Basic
Continuing operations	$0.43	$0.58
Discontinued operations	(0.26)	—

Net income	$0.17	$0.58

Earnings (Loss) per Share — Diluted
Continuing operations	$0.42	$0.56
Discontinued operations	(0.25)	—

Net income	$0.17	$0.56

Weighted average number of Shares	184	211

Weighted average number of Shares assuming dilution	189	219

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net income	$32	$122
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	28	(17)
Change in fair value of derivatives and investments	(4)	—

	24	(17)

Comprehensive income	$56	$105

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating Activities
Net income	$32	$122
Adjustments to net income:
Discontinued operations:
Loss on dispositions, net	47	1
Depreciation and amortization	78	73
Amortization of deferred gains	(21)	(20)
Loss (gain) on asset dispositions and impairments, net	1	(11)
Stock-based compensation expense	18	25
Excess stock-based compensation tax benefit	—	(30)
Equity earnings, net of distributions	8	(9)
Non-cash portion of income tax expense (benefit)	15	(8)
Other non-cash adjustments to net income	1	4
(Increase) decrease in restricted cash	(44)	47
Other changes in working capital	(65)	(49)
VOI notes receivable activity, net	(74)	(48)
Accrued and deferred income taxes and other	51	61

Cash from operating activities	47	158

Investing Activities
Purchases of plant, property and equipment	(109)	(63)
Proceeds from asset sales, net	—	39
Collection of notes receivable, net	4	12
Proceeds from (purchases of) investments, net	15	(7)
Other, net	(17)	15

Cash used for investing activities	(107)	(4)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	503	(27)
Long-term debt repaid	(1)	(1)
Dividends paid	(172)	(90)
Proceeds from employee stock option exercises	67	104
Excess stock-based compensation tax benefit	—	30
Share repurchases	(277)	(165)
Other, net	(16)	(6)

Cash from (used for) financing activities	104	(155)

Exchange rate effect on cash and cash equivalents	8	1

Increase in cash and cash equivalents	52	—
Cash and cash equivalents — beginning of period	162	183

Cash and cash equivalents — end of period	$214	$183

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$28	$3

Income taxes, net of refunds	$20	$15

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Pursuant to reorganization in 1999, the Trust became a subsidiary of the Corporation, which indirectly held all outstanding shares of the new Class A shares of beneficial interest of the Trust (“Class A Shares”). In the 1999 reorganization, each Trust Share was converted into one share of the new non-voting Class B Shares of beneficial interest in the Trust (a “Class B Share”). Prior to the Host Transaction discussed below, the Corporation Shares and the Class B Shares traded together on a one-for-one basis, consisting of one Corporation Share and one Class B Share (the “Shares”).

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

Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative — effect adjustment to the opening balance of retained earnings. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect the fair value option for any of its assets or liabilities.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force of the FASB (“EITF”) in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain equity-based benefit plans should be recognized as an increase in additional paid-in capital. The consensus is effective in fiscal years beginning after December 15, 2007 and should be applied prospectively for income tax benefits derived from dividends declared after adoption. The Company adopted EITF No. 06-11 on January 1, 2008 and it did not have an impact on the Company’s consolidated financial statements.

In December 2007, the EITF reached a consensus on EITF issue No. 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF No. 07-6”). EITF No. 07-6 establishes that a buy-sell clause, in and of itself does not constitute a prohibited form of continuing involvement that would preclude partial sales treatment under FASB Statement No. 66. EITF No. 07-6 will be effective for new arrangements entered into in fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company adopted EITF No. 07-6 on January 1, 2008 and it did not have an impact on the Company’s consolidated financial statements.

In November 2006, the EITF reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF No. 06-8”). EITF No. 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 will be effective for annual reporting periods beginning after March 15, 2007. The cumulative effect of applying EITF No. 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted EITF No. 06-8 on January 1, 2008 and it did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. See Note 9 for additional information.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company adopted FIN No. 48 on January 1, 2007, and recorded an increase of approximately $35 million as a cumulative-effect adjustment to the beginning balance of retained earnings. See Note 16 for additional information.

Future Adoption of Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS No. 141(R), “Business Combinations,” which is a revision of SFAS No. 141, “Business Combinations.” The primary requirements of SFAS No. 141(R) are as follows: (i.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii.) All transaction costs will be expensed as incurred. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS No. 141 is prospective and early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and; (iii) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS No. 161 will have on its consolidated financial statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Earnings Per Share

The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Three Months Ended March 31,
	2008			2007
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$79	184	$0.43	$123	211	$0.58
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	5		—	8

Diluted earnings from continuing operations	$79	189	$0.42	$123	219	$0.56

Approximately 6,041,000 Shares and 278,000 Shares were excluded from the computation of diluted Shares for the three months ended March 31, 2008 and 2007, respectively, as their impact would have been anti-dilutive.

Note 4.	Acquisitions

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

Note 6.	Assets Held for Sale

During the first quarter of 2008, the Company entered into purchase and sale agreements for the sale of four hotels in two separate transactions for total consideration of approximately $269 million in cash. The Company received non-refundable deposits from the prospective buyers during the quarter. The Company has classified these assets and the estimated goodwill to be allocated to the sales as held for sale and ceased depreciating them. The Company also recorded impairment charges of approximately $1 million in the first quarter of 2008 related to one of these hotels. The Company expects to complete the sales during 2008.

Note 7.	Other Assets

Other assets include the following (in millions):

	March 31,	December 31,
	2008	2007

VOI notes receivable, net	$398	$373
Other notes receivable, net	40	41
Deposits and other	81	80

	$519	$494

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Notes Receivable Securitizations and Sales

From time to time, the Company securitizes or sells, without recourse, its fixed rate VOI notes receivable. To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to special purpose entities (together with the special purpose entities in the next sentence, the “SPEs”) and the SPEs transfer the VOI notes receivable to qualifying special purpose entities (“QSPEs”), as defined in SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”). To accomplish these sales, the Company transfers a pool of VOI notes receivable to SPEs and the SPEs transfer the VOI notes receivables to a third party purchaser. The Company continues to service the securitized and sold VOI notes receivable pursuant to servicing agreements negotiated at arms-length based on market conditions; accordingly, the Company has not recognized any servicing assets or liabilities. All of the Company’s VOI notes receivable securitizations and sales to date have qualified to be, and have been, accounted for as sales in accordance with SFAS No. 140.

With respect to those transactions still outstanding at March 31, 2008, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at March 31, 2008, the Retained Interests are classified and accounted for as “available-for-sale” securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 140.

The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $6 million and $5 million during the three months ended March 31, 2008 and 2007, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in net gains of approximately $1 million during the three months ended March 31, 2008, and an insignificant amount during the three months ended March 31, 2007, which amounts are included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

At March 31, 2008, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $270 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at March 31, 2008 was approximately $4 million.

Gross credit losses for all VOI notes receivable were $7 million and $5 million during the three months ended March 31, 2008 and 2007, respectively.

The Company received aggregate cash proceeds of $7 million and $9 million from the Retained Interests during the three months ended March 31, 2008 and 2007, respectively, and aggregate servicing fees of $1 million related to these VOI notes receivable in the three months ended March 31, 2008 and 2007.

At the time of each VOI notes receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. As of March 31, 2008, the aggregate net present value and carrying value of Retained Interests for the Company’s three outstanding note sales was approximately $39 million, with the following key assumptions used in measuring the fair value: an average discount rate of 10.4%, an average expected annual prepayment rate, including defaults, of 7.8%, and an expected weighted average remaining life of prepayable notes receivable of 77 months.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses as of March 31, 2008. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (in millions). The factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.2
100 basis points-percentage	0.5%
200 basis points-dollars	$0.4
200 basis points-percentage	1.0%
Discount rate:
100 basis points-dollars	$0.8
100 basis points-percentage	2.0%
200 basis points-dollars	$1.5
200 basis points-percentage	4.0%
Gross annual rate of credit losses:
100 basis points-dollars	$5.8
100 basis points-percentage	15.1%
200 basis points-dollars	$11.3
200 basis points-percentage	29.7%

Note 9.	Fair Value

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2008 (in millions):

	Level 1	Level 2	Level 3	Total

Forward contracts	$—	$(4)	$—	$(4)
Forward contracts	—	1	—	1
Retained interests	—	—	39	39

	$—	$(3)	$39	$36

The forward contracts are Over The Counter contracts that do not trade on a public exchange. The fair values of the contracts are based on inputs such as foreign currency spot rates and forward points that are readily available on public markets, and as such, are classified as Level 2. The Company considered its credit risk in determining fair value and no adjustment was made as it was deemed insignificant based on the short duration of the contracts and the Company’s rate of short term debt.

The Company estimates the fair value of its Retained Interests using a discounted cash flow model with unobservable inputs, which is considered Level 3. The following key assumptions are used in measuring the fair value: an average discount rate of 10.4%, an average expected annual prepayment rate, including defaults, of 7.8%, and an expected weighted average remaining life of prepayable notes receivable of 77 months. See Note 8 for the impact on the fair value based on changes to the assumptions.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2007 to March 31, 2008 (in millions):

Balance at December 31, 2007	$40
Total gains or (losses) (realized/unrealized)
Included in earnings	2
Included in other comprehensive income	(1)
Purchases, issuances, and settlements	(2)
Transfers in and/or out of Level 3	—

Balance at March 31, 2008	$39

Note 10.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	March 31,	December 31,
	2008	2007

Senior Credit Facilities:
Revolving Credit Facility, interest rates ranging from 3.70% to 4.88% at March 31, 2008, maturing 2011 September 30, 2007, maturing 2011	$1,300	$787
Term loans, interest at LIBOR + 0.50% (3.50% at March 31, 2008), maturing 2009 and 2010	1,000	1,000
Senior Notes, interest at 7.875%, maturing 2012	798	792
Sheraton Holding public debt, interest at 7.375%, maturing 2015	449	449
Senior Notes, interest at 6.25%, maturing 2013	400	400
Mortgages and other, interest rates ranging from 5.80% to 8.56%, various maturities	168	167

	4,115	3,595
Less current maturities	(4)	(5)

Long-term debt	$4,111	$3,590

On April 11, 2008, the Company’s $375 million Revolving Credit Facility that matures on April 27, 2008 was converted to a term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility will be used to repay outstanding revolving loans. The Term Loan Facility expires on April 11, 2010, however, it can be extended until February 10, 2011 as long as certain extension requirements are satisfied and subject to an extension fee. The term loans may be prepaid at any time at the Company’s option without premium or penalty.

Note 11.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of March 31, 2008 and December 31, 2007, the Company had total deferred gains of $1.225 billion and $1.216 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $21 million and $20 million in the three months ended March 31, 2008 and 2007, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Restructuring and Other Special Charges (Credits)

During the first quarter of 2008, the Company recorded an $8 million restructuring charge primarily related to certain organizational changes designed to rationalize costs, given the slowing economy. The organizational structure of the hotel segment was revised to integrate previously autonomous functions. In the vacation ownership and residential segment, certain sales galleries and call centers were closed.

Additionally, during the first quarter of 2008, the Company recorded a $1 million charge for further demolition costs related to the Sheraton Bal Harbour Beach Resort, which is being redeveloped as a St. Regis hotel along with branded residences and fractional units.

Restructuring costs by segment are as follows (in millions):

		Closure of	Bal
Segment	Severance	Facilities	Harbour	Total

Hotel	$3	$—	$1	$4
Vacation Ownership & Residential	2	3	—	5

Total	$5	$3	$1	$9

In the first quarter of 2007, the Company recorded net restructuring and other special credits of $2 million primarily related to the refund of premium payments related to the termination of a retired executive officer’s life insurance policy that was previously recorded as a restructuring charge in connection with the acquisition of Sheraton Holdings (formerly ITT Corporation) in 1998.

The Company had remaining accruals of $15 million and $9 million at March 31, 2008 and December 31, 2007, respectively, which are primarily recorded in accrued expenses and other liabilities. The following table summarizes activity in the restructuring related accruals in the first quarter of 2008 (in millions):

	December 31,	Expenses	Payments/	Reversal of	March 31,
	2007	Accrued	Write-offs	Accruals	2008

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	$—	$—	$—	$8
Bal Harbour asbestos and demolition	1	1	—	—	2
Severance costs related to the 2008 corporate restructuring	—	5	(2)	—	3
Closure of Facilities	—	3	(1)	—	2

Total	$9	$9	$(3)	$—	$15

Note 13.	Derivative Financial Instruments

The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. In January 2008, the Company entered into forward contracts to hedge fluctuations in forecasted transactions based on foreign currencies and billed in United States dollars. These forward contracts have been designated as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and their change in fair value is recorded as a component of other comprehensive income. The fair value of these contracts has been recorded as a liability of $3.6 million at March 31, 2008. The notional dollar amount of the outstanding Euro and Canadian forward contracts at March 31, 2008 is (in US dollars) $48 million and $11 million, with average exchange rates of 1.46 and 1.00, respectively, with terms of less than one year. All of these hedges were deemed highly effective during the first quarter of 2008. Additionally, during the first quarter of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, three of the contracts were settled, resulting in a $0.1 million loss in the Company’s consolidated statement of income, which was reclassified from other comprehensive income to the management fees, franchise fees, and other income. Additionally, the fair value of the forward contracts that do not qualify as hedges under SFAS No. 133 was $1 million at March 31, 2008 and December 31, 2007.

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. During the first quarter of 2008, the Company terminated its outstanding interest rate swap agreements, resulting in a gain of $0.4 million.

The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptable level.

Note 14.	Discontinued Operations

For the three months ended March 31, 2008, the Company recorded a $47 million tax charge to discontinued operations as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of a business in a prior year.

For the three months ended March 31, 2007, the loss on disposition represented a $1 million tax assessment associated with the disposition of our gaming business in 1999.

Note 15.	Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008			2007
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.1	$—	$—	$1.0	$—
Interest cost	0.2	3.0	0.3	0.2	2.7	0.3
Expected return on plan assets	—	(2.9)	(0.1)	—	(2.6)	(0.1)
Amortization of:
Actuarial loss (gain)	—	0.4	—	—	0.5	(0.1)
Prior service income	—	(0.1)	—	—	—	—

Net period benefit cost	$0.2	$1.5	$0.2	$0.2	$1.6	$0.1

During the three months ended March 31, 2008 and 2007, the Company contributed approximately $6 million and $2 million, respectively, to its foreign pension plans. For the remainder of 2008, the Company expects to contribute approximately $1 million to domestic pension plans, $8 million to foreign pension plans and $2 million to postretirement benefit plans.

Note 16.	Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN No. 48. The total amount of unrecognized tax benefits as of March 31, 2008, was $1 billion, of which $151 million would affect the Company’s effective tax rate if recognized. As disclosed in prior filings, the Company is engaged in a litigation matter with the IRS related to the 1998 disposition of ITT World Directories. In dispute is a $499 million tax liability, with associated interest of $148 million, which the Company has fully paid in to the IRS and which the Company believes represents an

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefit as defined by FIN No. 48. The Company is continually under audit by various taxing jurisdictions, and as a result, it is possible that the amount of unrecognized tax benefits could change within the next 12 months. An estimate of the range of the possible change cannot be made unless or until tax positions are further developed or examinations close.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2008, the Company had $70 million accrued for the payment of interest and no accrued penalties.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of March 31, 2008, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 17.	Stockholders’ Equity

Share Issuances and Repurchases.  During the three months ended March 31, 2008, the Company issued approximately 2 million Corporation Shares as a result of stock option exercises. Also during the first quarter, the Company repurchased approximately 6 million Corporation Shares at a total cost of approximately $277 million. In November 2007, the Board of Directors authorized the repurchase of up to $1 billion of Corporation Shares under the Company’s existing Corporate Share repurchase authorization (the “Share Repurchase Authorization”). As of March 31, 2008, approximately $316 million remained available under the Company’s share repurchase authorization.

Limited Partnership Units.  At March 31, 2008, there were approximately 179,000 SLC Operating Limited Partnership (the “Operating Partnership”) units outstanding. The Operating Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Corporation Shares.

Dividends.  On January 11, 2008, the Company paid a dividend of $0.90 per share to shareholders of record on December 31, 2007.

Note 18.	Stock-Based Compensation

In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the first quarter of 2008, the Company completed its annual grant of stock options, restricted stock and restricted stock units to executive officers and certain employees. The Company granted approximately 618,000 stock options that had a weighted average grant date fair value of $16.74 per option. The weighted average exercise price of these options was $48.61. In addition, the Company granted approximately 2,377,000 restricted stock and restricted stock units that had a weighted average grant date fair value of $48.53 per share or unit.

The Company recorded stock-based employee compensation expense, including the estimated impact of reimbursements from third parties, of $18 million and $25 million, in the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was approximately $26 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which is expected to be recognized over a weighted-average period of 2.15 years on a straight-line basis for grants made in 2006, 2007 and 2008.

As of March 31, 2008, there was approximately $190 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.42 years on a straight-line basis for restricted stock grants outstanding at March 31, 2008.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Business Segment Information

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

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains and losses on the sale of real estate, restructuring and other special (charges) credits, and income taxes. The Company does not allocate these items to its segments.

The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Hotel	$1,241	$1,170
Vacation ownership and residential	225	261

Total	$1,466	$1,431

Operating income:
Hotel	$186	$171
Vacation ownership and residential	23	48

Total segment operating income	209	219
Selling, general, administrative and other	(54)	(40)
Restructuring and other special (charges) credits, net	(9)	2

Operating income	146	181
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	4	7
Vacation ownership and residential	2	5
Interest expense, net	(47)	(32)
(Loss) gain on asset dispositions and impairments, net	(1)	11

Income from continuing operations before taxes and minority equity	$104	$172

Capital expenditures:
Hotel	$56	$30
Vacation ownership and residential	28	19
Corporate	25	14

Total	$109	$63

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2008	2007

Assets:
Hotel(a)	$6,935	$6,772
Vacation ownership and residential(b)	2,077	1,918
Corporate	961	932

Total	$9,973	$9,622

(a)	Includes $349 million and $341 million of investments in unconsolidated joint ventures at March 31, 2008 and December 31, 2007, respectively.

(b)	Includes $37 million and $42 million of investments in unconsolidated joint ventures at March 31, 2008 and December 31, 2007, respectively.

Note 20.	Commitments and Contingencies

Variable Interest Entities.  Of the over 800 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 28 hotels that it has a variable interest in. For those ventures in which the Company holds a variable interest, the Company determined that it was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $7 million at March 31, 2008 and December 31, 2007. Equity investments and other types of investments related to VIEs totaled $11 million and $70 million, respectively, at March 31, 2008 and $11 million and $52 million, respectively, at December 31, 2007.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $35 million at March 31, 2008. The Company evaluates these loans for impairment, and at March 31, 2008, believes these loans are collectible. Unfunded loan commitments aggregating $69 million were outstanding at March 31, 2008, of which $41 million are expected to be funded in the next twelve months and $51 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $108 million of equity and other potential contributions associated with managed or joint venture properties, $27 million of which is expected to be funded in the next twelve months.

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

During the first quarter of 2008, the Company entered into an agreement with a third party to manage the redevelopment of the Sheraton Bal Harbour resort. The agreement calls for certain base and incentive fees to be paid to the third party, and for the third party to provide a guaranteed maximum price and firm completion dates which are subject to modification under certain circumstances prescribed in the agreement. The agreement can be terminated at the Company’s option; however, upon such termination the Company would be required to pay the costs of the work completed plus a termination fee calculated, depending on the time of the termination, as either a

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage of incurred costs or a percentage of the base fee. As of March 31, 2008, if the Company terminated this agreement, the amounts owed under the termination provision would not be significant.

Surety bonds issued on behalf of the Company as of March 31, 2008 totaled $98 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of March 31, 2008, excluding the Le Méridien management agreement mentioned below, the Company had six management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2008. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The Company has recorded a loss contingency for this guarantee of $7 million reflected in other liabilities in the accompanying consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively. The Company does not anticipate losing a significant number of management or franchise contracts in 2008.

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

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of March 31, 2008 and December 31, 2007 is $542 million and $536 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $74 million to the liability at March 31, 2008.

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

Income Taxes.  We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. As discussed in Note 16, on January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of SFAS No. 109, which prescribes a recognition threshold and measurement attribute to determine the amount of tax benefit that should be recognized in the financial statements for a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure requirements of uncertain tax positions. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three months ended March 31, 2008 and 2007.

Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels and, in 2007, we sold or closed 11 wholly owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the three months ending March 31, 2008 and 2007 were $560 million and $559 million, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $368 million and $390 million for same periods, respectively). The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2008 (with comparable data for 2007):

Top Five Metropolitan Areas in the United States as a % of Total
Owned Revenues For the Three Months Ended March 31, 2008
with Comparable Data for the Same Period in 2007(1)

Metropolitan Area	2008 Revenues	2007 Revenues

New York, NY	12.3%	11.3%
Phoenix, AZ	8.4%	8.5%
San Francisco, CA	5.7%	5.3%
Maui, HI	5.1%	4.7%
Atlanta, GA	4.0%	4.2%

The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2008 (with comparable data for 2007):

Top Five International Markets as a % of Total
Owned Revenues For the Three Months Ended March 31, 2008
with Comparable Data for the Same Period in 2007(1)

International Market	2008 Revenues	2007 Revenues

Canada	8.2%	7.0%
Mexico	6.5%	6.4%
Italy	5.8%	5.2%
Australia	5.1%	4.4%
United Kingdom	2.6%	2.6%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $1.466 billion, an increase of $35 million when compared to 2007 levels. Revenues from our owned, leased and consolidated joint venture hotels increased slightly to $560 million for the three months ended March 31, 2008 when compared to $559 million in the corresponding period of 2007. Management fees, franchise fees and other income increased 9.4% to $210 million for the three months ended March 31, 2008 when compared to $192 million in the corresponding period of 2007 while vacation ownership and residential revenues decreased 16.8% to $193 million for the three months ended March 31, 2008 when compared to $232 million in the corresponding period of 2007. Other revenues from managed and franchised properties increased $55 million to $503 million for the three months ended March 31, 2008 when compared to $448 million in the corresponding period of 2007.

The change in revenues from owned, leased and consolidated joint venture hotels was impacted by lost revenues from 11 wholly owned hotels sold or closed during 2007. These hotels had revenues of $48 million in the three months ended March 31, 2007. The decrease in revenues from sold hotels was partially offset by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (69 hotels for the three months ended March 31, 2008 and 2007, excluding 11 hotels sold and 5 hotels undergoing significant repositioning or without comparable results in 2008 and 2007) increased 7.5%, or

$36 million, to $515 million for the three months ended March 31, 2008 when compared to $479 million in the same period of 2007 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 9.3% to $160.70 for the three months ended March 31, 2008 when compared to the corresponding 2007 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to a 9.7% increase in ADR to $235.07 for the three months ended March 31, 2008 compared to $214.30 for the corresponding 2007 period. There was a slight decrease in occupancy rates at Same-Store Owned Hotels to 68.4% in the three months ended March 31, 2008 when compared to 68.6% in the same period in 2007. REVPAR at Same-Store Owned Hotels in North America increased 7.8% for the three months ended March 31, 2008 when compared to the same period of 2007. REVPAR growth was particularly strong at our owned hotels in New York, New York, Toronto, Canada and San Francisco, California. REVPAR at our international Same-Store Owned Hotels increased by 12.3% for the three months ended March 31, 2008 when compared to the same period of 2007. REVPAR for Same-Store Owned Hotels internationally increased 2.9% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $18 million was primarily a result of a $26 million increase in management and franchise revenue to $173 million for the three months ended March 31, 2008 due to REVPAR growth at existing hotels under management and the addition of new managed and franchised hotels. Other income decreased $8 million due primarily to the inclusion, in the first quarter of 2007, of income of $18 million from our carried interest in a managed hotel that was sold in January 2007.

The decrease in vacation ownership and residential sales and services revenue of $39 million was primarily due to the revenue recognition from ongoing projects under construction which are being accounted for under percentage of completion accounting. Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 6.9% in the three months ended March 31, 2008 when compared to the same period in 2007, primarily due to the sellout of our Westin Ka’anapali Ocean Resort North in Maui. The impact in Hawaii was partially offset by stronger results in Orlando driven by higher tour flow and close rates. Residential revenues, which decreased $2 million in the first quarter of 2008, included $2 million of revenues as compared to $4 million in the prior year as our residential inventory at the St. Regis New York is substantially sold out.

Other revenues and expenses from managed and franchised properties increased to $503 million from $448 million for the three months ended March 31, 2008 and 2007, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements were made based upon the costs incurred with no added margin, these revenues and corresponding expenses had no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $134 million in the three months ended March 31, 2008 when compared to $116 million in the same period in 2007. The increase was primarily due to the impact of foreign currency exchange rates and two items that benefited 2007; the reversal of workers compensation reserves and the reversal of a performance guarantee liability that was eliminated.

Restructuring and Other Special Charges (Credits), Net.  During the first quarter of 2008, we recorded an $8 million restructuring charge primarily related to certain organizational changes designed to rationalize costs, given the slowing economy. The organizational structure of the hotel segment was revised to integrate previously autonomous functions. In the Vacation Ownership segment, certain sales galleries and call centers were closed.

Additionally, during the first quarter of 2008, we recorded a $1 million charge for further demolition costs related to the Sheraton Bal Harbour Beach Resort, which is being redeveloped as a St. Regis hotel along with branded residences and fractional units

In the first quarter of 2007, we recorded net restructuring and other special credits of $2 million primarily related to the refund of premium payments related to the termination of a retired executive officer’s life insurance policy that was previously recorded as a restructuring charge in connection with the acquisition of Sheraton Holdings (formerly ITT Corporation) in 1998.

Depreciation and Amortization.  Depreciation expense increased $4 million to $71 million during the three months ended March 31, 2008 compared to $67 million in the corresponding period of 2007. The increase was due to an increase in capital spending on our owned hotels partially offset by the impact of hotels sold or held for sale.

Amortization expense increased to $7 million in the three months ended March 31, 2008 compared to $6 million in the corresponding period of 2007.

Operating Income.  Operating income decreased 19.3% or $35 million to $146 million for the three months ended March 31, 2008 when compared to $181 million in the same period in 2007, primarily due to the decrease in vacation ownership and residential sales and services discussed above.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures decreased to $6 million for the three months ended March 31, 2008 from $12 million in the same period of 2007 primarily due to a decrease in equity earnings at a vacation ownership property in which we hold a minority interest and lost equity earnings from the sale of hotels in unconsolidated joint ventures in 2007.

Net Interest Expense.  Net interest expense increased to $47 million for the three months ended March 31, 2008 as compared to $32 million in the same period of 2007, primarily due to increased borrowings to fund our share repurchase program. Our weighted average interest rate was 5.30% at March 31, 2008 versus 6.92% at March 31, 2007.

(Loss)/gain on Asset Dispositions and Impairments, Net.  During the first quarter of 2008, we recorded a net loss of approximately $1 million primarily related to the write-down of a hotel that has been classified as held for sale.

During the first quarter of 2007, we recorded a net gain of approximately $11 million primarily related to the gain on the sale of one hotel which was sold subject to a franchise agreement.

Income Tax Expense.  We recorded income tax expense from continuing operations of $26 million for the three months ended March 31, 2008 compared to an expense of $51 million in the corresponding period of 2007. The effective income tax rate for continuing operations for the first quarter of 2008 was 24.9% compared to 29.8% in the corresponding quarter of 2007, primarily due to the higher utilization of foreign tax credits and capital losses, and a lower overall reduction in the foreign tax rate. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Discontinued Operations

For the three months ended March 31, 2008, we recorded a $47 million tax charge to discontinued operations as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of a business in a prior year.

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

The following table summarizes REVPAR(1), ADR and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 and 2007 represent results for 69 owned, leased and consolidated joint venture hotels (excluding 11 hotels sold and 5 hotels undergoing significant repositionings or without comparable results in 2008 and 2007).

	Three Months Ended
	March 31,
	2008	2007	Variance

Worldwide (69 hotels with approximately 22,600 rooms)
REVPAR	$160.70	$146.97	9.3%
ADR	$235.07	$214.30	9.7%
Occupancy	68.4%	68.6%	(0.2)
North America (37 hotels with approximately 13,800 rooms)
REVPAR	$167.94	$155.78	7.8%
ADR	$243.62	$223.16	9.2%
Occupancy	68.9%	69.8%	(0.9)
International (32 hotels with approximately 8,800 rooms)
REVPAR	$148.74	$132.42	12.3%
ADR	$220.62	$198.93	10.9%
Occupancy	67.4%	66.6%	0.8

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

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

Cash Used for Investing Activities

In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $35 million at March 31, 2008. We evaluate these loans for impairment, and at March 31, 2008, believe these loans are collectible. Unfunded loan commitments aggregating $69 million were outstanding at March 31, 2008, of which $41 million are expected to be funded in the next twelve months and $51 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $108 million of equity and other potential contributions associated with managed or joint venture properties, $27 million of which is expected to be funded in the next twelve months.

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

During the first quarter of 2008, we entered into an agreement with a third party to manage the redevelopment of the Sheraton Bal Harbour resort. The agreement calls for certain base and incentive fees to be paid to the third party, and for the third party to provide a guaranteed maximum price and firm completion dates which are subject to modification under certain circumstances prescribed in the agreement. The agreement can be terminated at the our option; however, upon such termination we would be required to pay the costs of the work completed plus a termination fee calculated, depending on the time of the termination, as either a percentage of incurred costs or a percentage of the base fee. As of March 31, 2008, if the Company terminated this agreement, the amounts owed under the termination provision would not be significant.

Surety bonds issued on our behalf as of March 31, 2008 totaled $98 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of March 31, 2008, excluding the Le Méridien management agreement mentioned below, we had six management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2008. In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated our exposure under this guarantee and do not anticipate that payments made under the guarantee will be significant in any single year. We have recorded a loss contingency of $7 million, which is reflected in other liabilities in the accompanying consolidated balance sheets at March 31, 2008 and December 31, 2007. We do not anticipate losing a significant number of management or franchise contracts in 2008.

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

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, through the issuance of additional equity or debt securities and from cash generated from operations. As previously discussed, we are in the process of redeveloping the Sheraton Bal Harbour Beach Resort. Although development costs have not been finalized, this project will require significant funding from us over the next two to three years.

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

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of March 31, 2008:

	Amount
	Outstanding at	Interest Rate at	Average
	March 31, 2008(a)	March 31, 2008	Maturity
	(Dollars in millions)		(In years)

Floating Rate Debt
Senior Credit Facility:
Bank Credit Facility	$2,300	3.68%	2.4
Mortgages and Other	40	5.80%	1.8

Total/Average	$2,340	3.72%	2.4

Fixed Rate Debt
Senior Notes	$1,647	7.34%	5.2
Mortgages and Other	128	7.52%	10.1

Total/Average	$1,775	7.36%	5.6

Total Debt
Total Debt and Average Terms	$4,115	5.30%	3.8

(a)	Excludes approximately $606 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

Fiscal 2008 Developments.  On April 11, 2008, our $375 million Revolving Credit Facility that was to expire on April 27, 2008 was converted to a term loan facility (“Term Loan Facility”). The proceeds of the Term Loan Facility will be used to repay outstanding revolving loans. The Term Loan Facility expires on April 11, 2010, however, it can be extended until February 10, 2011 as long as certain extension requirements are satisfied and subject to an extension fee. The term loans may be prepaid at any time at the Company’s option without premium or penalty.

Other.  At March 31, 2008, we had approximately $4 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $462 million at March 31, 2008, including $248 million of short-term and long-term restricted cash), available borrowings under the Revolving Credit Facility and other bank credit facilities (approximately $890 million at March 31, 2008 which includes $40 million from international revolving lines of credit), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the three months ending March 31, 2008, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $11 million. Our debt balance is also affected by changes in interest rates as a result of our interest rate swap agreements under which we pay floating rates and receive fixed rates of interest. During the first quarter of 2008, we terminated our outstanding interest rate swap agreements, resulting in a gain of $0.4 million. At December 31, 2007, our debt included a decrease of approximately $6 million related to the fair market value of the Fair Value Swap liabilities.

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

We had the following commercial commitments outstanding as of March 31, 2008 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$129	$129	$—	$—	$—

We repurchased 6.1 million Corporation Shares for an average price of $45.48 per share in the open market during the three months ended March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the first quarter of 2008, the Company entered into forward contracts to manage foreign exchange risk in forecasted transactions based on foreign currencies. These forward contracts have been designated as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and their change in fair value is recorded as a component of other comprehensive income. The fair value of these contracts has been recorded as a liability of $3.6 million at March 31, 2008. The notional dollar amount of the outstanding Euro and Canadian forward contracts is $48 million and $11 million, with average exchange rates of 1.46 and 1.00, respectively, with terms of less than one year.

Item 4.	Controls and Procedures.

Our management conducted an evaluation, under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive and principal financial officers concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.	Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We repurchased the following Corporation Shares during the three months ended March 31, 2008:

				Maximum Number (or
				Approximate Dollar
	Total		Total Number of Shares	Value) of Shares that
	Number of	Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	for Share	Plans or Programs	Programs (in millions)

January	2,000,000	$40.35	2,000,000	$512
February	3,146,900	$47.88	3,146,900	$362
March	949,000	$48.34	949,000	$316

Total	6,095,900	$45.48	6,095,900

In November 2007, the Board of Directors of the Company authorized an additional $1 billion of Share repurchases under our existing Share repurchase authorization.

Item 6.	Exhibits.

3.1	Amendment, dated March 13, 2008, to the Company’s Bylaws (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed March 18, 2008).
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(1)

(1)	Filed herewith

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

Date: May 1, 2008