Form 10-Q
period 2008-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2008-08-01
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 1-7959

Starwood Hotels & Resorts Worldwide, Inc.
(Exact name of Registrant as specified in its charter)

Maryland
(State or other jurisdiction
of incorporation or organization)

52-1193298
(I.R.S. employer identification no.)

1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or smaller reporting company. See definition of ”large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

186,713,460 shares of common stock, par value $0.01 per share, outstanding as of July 25, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 22, 2008. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2008.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except Share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$128	$162
Restricted cash	172	196
Accounts receivable, net of allowance for doubtful accounts of $52 and $50	626	616
Inventories	896	714
Prepaid expenses and other	172	136

Total current assets	1,994	1,824
Investments	429	423
Plant, property and equipment, net	3,810	3,850
Assets held for sale	183	—
Goodwill and intangible assets, net	2,279	2,302
Deferred tax assets	699	729
Other assets	541	494

	$9,935	$9,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$571	$5
Accounts payable	185	201
Accrued expenses	1,164	1,175
Accrued salaries, wages and benefits	342	405
Accrued taxes and other	301	315

Total current liabilities	2,563	2,101
Long-term debt	3,483	3,590
Deferred income taxes	32	28
Other liabilities	1,839	1,801

	7,917	7,520

Minority interest	26	26
Commitments and contingencies
Stockholders’ equity:
Corporation common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 186,776,650 and 190,998,585 shares at June 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	602	868
Accumulated other comprehensive loss	(102)	(147)
Retained earnings	1,490	1,353

Total stockholders’ equity	1,992	2,076

	$9,935	$9,622

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Owned, leased and consolidated joint venture hotels	$620	$634	$1,180	$1,193
Vacation ownership and residential sales and services	194	274	387	506
Management fees, franchise fees and other income	218	195	424	386
Other revenues from managed and franchised properties	541	469	1,048	918

	1,573	1,572	3,039	3,003
Costs and Expenses
Owned, leased and consolidated joint venture hotels	454	461	892	897
Vacation ownership and residential	159	201	317	380
Selling, general, administrative and other	138	129	268	244
Restructuring and other special charges (credits), net	1	49	10	47
Depreciation	72	67	143	134
Amortization	9	7	16	13
Other expenses from managed and franchised properties	541	469	1,048	918

	1,374	1,383	2,694	2,633
Operating income	199	189	345	370
Equity earnings and gains and losses from unconsolidated ventures, net	5	34	11	46
Interest expense, net of interest income of $1, $3, $3 and $10	(55)	(36)	(102)	(68)
Gain (loss) on asset dispositions and impairments, net	1	(8)	—	3

Income from continuing operations before taxes and minority equity	150	179	254	351
Income tax expense	(42)	(33)	(68)	(84)
Minority equity in net (income) loss	(1)	(1)	—	1

Income from continuing operations	107	145	186	268
Discontinued operations:
Loss on dispositions, net of tax expense of $2, $0, $49 and $1	(2)	—	(49)	(1)

Net income	$105	$145	$137	$267

Earnings (Loss) Per Share — Basic
Continuing operations	$0.58	$0.69	$1.01	$1.28
Discontinued operations	(0.01)	—	(0.26)	—

Net income	$0.57	$0.69	$0.75	$1.28

Earnings (Loss) per Share — Diluted
Continuing operations	$0.56	$0.67	$0.99	$1.23
Discontinued operations	—	—	(0.26)	—

Net income	$0.56	$0.67	$0.73	$1.23

Weighted average number of Shares	184	208	184	209

Weighted average number of Shares assuming dilution	188	216	188	217

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$105	$145	$137	$267
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	26	41	54	24
Change in fair value of derivatives and investments	1	—	(3)	—
Pension adjustments	(6)	1	(6)	1

	21	42	45	25

Comprehensive income	$126	$187	$182	$292

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended
	June 30,
	2008	2007

Operating Activities
Net income	$137	$267
Adjustments to net income:
Discontinued operations:
Loss on dispositions, net	49	1
Depreciation and amortization	159	147
Amortization of deferred gains	(42)	(40)
Non-cash portion of restructuring and other special charges (credits), net	1	47
Gain on asset dispositions and impairments, net	—	(3)
Stock-based compensation expense	40	45
Excess stock-based compensation tax benefit	(18)	(42)
Equity earnings, net of distributions	12	(8)
Gain on the sale of VOI notes receivable	(2)	—
Non-cash portion of income tax expense (benefit)	30	(5)
Other non-cash adjustments to net income	22	22
Decrease in restricted cash	24	45
Other changes in working capital	(119)	(50)
VOI notes receivable activity, net	(147)	(115)
Accrued and deferred income taxes and other	100	4

Cash from operating activities	246	315

Investing Activities
Purchases of plant, property and equipment	(216)	(146)
Proceeds from asset sales, net	—	81
Collection of notes receivable, net	2	36
Acquisitions, net of acquired cash	—	(72)
Proceeds from investments, net	16	37
Other, net	(13)	9

Cash used for investing activities	(211)	(55)

Financing Activities
Revolving credit facility and short-term (repayments) borrowings, net	(534)	100
Long-term debt issued	977	1,000
Long-term debt repaid	(2)	(703)
Dividends paid	(172)	(90)
Proceeds from employee stock option exercises	117	163
Excess stock-based compensation tax benefit	18	42
Share repurchases	(459)	(679)
Other, net	(23)	(7)

Cash used for financing activities	(78)	(174)

Exchange rate effect on cash and cash equivalents	9	5

(Decrease) increase in cash and cash equivalents	(34)	91
Cash and cash equivalents — beginning of period	162	183

Cash and cash equivalents — end of period	$128	$274

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$95	$85

Income taxes, net of refunds	$65	$106

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

Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of approximately 910 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

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

Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure financial instruments and certain other items at fair value and became effective for the first fiscal year beginning after November 15, 2007. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect the fair value option for any of its assets or liabilities.

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

In December 2007, the EITF reached a consensus on EITF Issue No. 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF No. 07-6”). EITF No. 07-6 establishes that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sales treatment under FASB Statement No. 66. EITF No. 07-6 became effective for new arrangements entered into in fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company adopted EITF No. 07-6 on January 1, 2008 and it did not have an impact on the Company’s consolidated financial statements.

In November 2006, the EITF reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF No. 06-8”). EITF No. 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 became effective for annual reporting periods beginning after March 15, 2007. The cumulative effect of applying EITF No. 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted EITF No. 06-8 on January 1, 2008 and it did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Future Adoption of Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations,” which is a revision of SFAS No. 141, “Business Combinations.” The primary requirements of SFAS No. 141(R) are as follows: (i) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii) All transaction costs will be expensed as incurred. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year beginning December 15, 2008. The adoption of SFAS No. 141(R) is prospective and early adoption is not permitted.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and; (iii) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3 “Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Earnings Per Share

The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Three Months Ended June 30,
	2008			2007
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$107	184	$0.58	$145	208	$0.69
Effect of dilutive securities:
Employee options and restricted stock awards	—	4		—	8

Diluted earnings from continuing operations	$107	188	$0.56	$145	216	$0.67

	Six Months Ended June 30,
	2008			2007
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$186	184	$1.01	$268	209	$1.28
Effect of dilutive securities:
Employee options and restricted stock awards	—	4		—	8

Diluted earnings from continuing operations	$186	188	$0.99	$268	217	$1.23

Approximately 2,640,000 and 418,000 equity awards for the three months ended June 30, 2008 and 2007 and 5,183,000 and 282,000 equity awards for the six months ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted Shares as their impact would have been anti-dilutive.

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

During the second quarter of 2008, the Company entered into purchase and sale agreements for the sale of two hotels for total consideration of approximately $123 million. The Company received non-refundable deposits from the prospective buyers during the quarter. The Company has classified these assets and the estimated goodwill to be allocated to the sales as held for sale and ceased depreciating them. The Company expects to complete these sales in the latter part of 2008.

During the first quarter of 2008, the Company entered into purchase and sale agreements for the sale of four hotels in two separate transactions for total consideration of approximately $269 million in cash. The Company received non-refundable deposits from the prospective buyers during the quarter. The Company has classified these assets and the estimated goodwill to be allocated to the sales as held for sale and ceased depreciating them. The Company recorded impairment charges of approximately $1 million in the first quarter of 2008 related to one of these hotels. The Company expects to complete these sales in the latter part of 2008.

Note 7.  Other Assets

Other assets include the following (in millions):

	June 30,	December 31,
	2008	2007

VOI notes receivable, net	$415	$373
Other notes receivable, net	41	41
Deposits and other	85	80

	$541	$494

Note 8.	Notes Receivable Securitizations and Sales

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

With respect to those transactions still outstanding at June 30, 2008, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at June 30, 2008, the Retained Interests are classified and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for as “available-for-sale” securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 140.

The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $5 million and $11 million during the three and six months ended June 30, 2008, respectively, and $5 million and $10 million during the three and six months ended June 30, 2007, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in net gains of approximately $1 million and $2 million during the three and six months ended June 30, 2008, respectively, and $0 million and $1 million during the three and six months ended June 30, 2007, respectively, which are included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

At June 30, 2008, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $256 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at June 30, 2008 was approximately $4 million.

Gross credit losses for all VOI notes receivable were $7 million and $14 million during the three and six months ended June 30, 2008, respectively, and $7 million and $12 million during the three and six months ended June 30, 2007, respectively.

The Company received aggregate cash proceeds of $7 million and $14 million during the three and six months ended June 30, 2008, respectively, and $9 million and $18 million during the three and six months ended June 30, 2007, respectively. The Company received aggregate servicing fees of $1 million and $2 million during the three and six months ended June 30, 2008 and June 30, 2007, respectively.

At the time of each VOI notes receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. As of June 30, 2008, the aggregate net present value and carrying value of Retained Interests for the Company’s three outstanding note sales was approximately $47 million, with the following key assumptions used in measuring the fair value: an average discount rate of 10.4%, an average expected annual prepayment rate, including defaults, of 7.2%, and an expected weighted average remaining life of prepayable notes receivable of 75 months.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses as of June 30, 2008. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (in millions). The factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.7
100 basis points-percentage	1.6%
200 basis points-dollars	$1.4
200 basis points-percentage	3.1%
Discount rate:
100 basis points-dollars	$0.9
100 basis points-percentage	1.9%
200 basis points-dollars	$1.8
200 basis points-percentage	3.8%
Gross annual rate of credit losses:
100 basis points-dollars	$5.9
100 basis points-percentage	12.8%
200 basis points-dollars	$11.7
200 basis points-percentage	25.2%

Note 9.	Fair Value

In accordance with SFAS No. 157, the following table presents the Company’s fair value hierarchy for its financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2008 (in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Forward contracts	$—	$1	$—	$1
Retained Interests	—	—	47	47

	$—	$1	$47	$48
Liabilities:
Forward contracts	$—	$(3)	$—	$(3)

The forward contracts are over the counter contracts that do not trade on a public exchange. The fair values of the contracts are based on inputs such as foreign currency spot rates and forward points that are readily available on public markets, and as such, are classified as Level 2. The Company considered its credit risk in determining fair value and no adjustment was made as it was deemed insignificant based on the short duration of the contracts and the Company’s rate of short-term debt.

The Company estimates the fair value of its Retained Interests using a discounted cash flow model with unobservable inputs, which is considered Level 3. The following key assumptions are used in measuring the fair value: an average discount rate of 10.4%, an average expected annual prepayment rate, including defaults, of 7.2%, and an expected weighted-average remaining life of prepayable notes receivable of 75 months. See Note 8 for the impact on the fair value based on changes to the assumptions.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008 (in millions):

Balance at December 31, 2007	$40
Total gains (realized/unrealized)
Included in earnings	3
Included in other comprehensive income	4
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at June 30, 2008	$47

Balance at March 31, 2008	$39
Total gains (realized/unrealized)
Included in earnings	1
Included in other comprehensive income	5
Purchases, issuances, and settlements	2
Transfers in and/or out of Level 3	—

Balance at June 30, 2008	$47

Note 10.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	June 30,	December 31,
	2008	2007

Senior Credit Facilities:
Revolving Credit Facilities, interest rates ranging from 3.16% to 4.94% at June 30, 2008, maturing 2009 and 2011	$263	$787
Term Loans, interest at LIBOR + 0.63% (3.13% at June 30, 2008), maturing 2009 through 2011	1,375	1,000
Senior Notes, interest at 7.875%, maturing 2012	798	792
Senior Notes, interest at 6.25%, maturing 2013	601	400
Sheraton Holding public debt, interest at 7.375%, maturing in 2015	449	449
Senior Notes, interest at 6.75%, maturing 2018	400	—
Mortgages and other, interest rates ranging from 5.80% to 8.56%, various maturities	168	167

	4,054	3,595
Less current maturities	(571)	(5)

Long-term debt	$3,483	$3,590

On May 23, 2008, the Company completed a public offering of $600 million of senior notes, consisting of $200 million aggregate principal amount 6.25% Senior Notes (“6.25% Notes”) due February 15, 2013 and $400 million aggregate principal amount 6.75% Senior Notes (“6.75% Notes”) due May 15, 2018 (collectively, the “Notes”). The Company received net proceeds of approximately $596 million, which were used to reduce the outstanding borrowings under its Revolving Credit Facilities. Interest on the 6.25% Notes is payable semi-annually on February 15 and August 15 and interest on the 6.75% Notes is payable semi-annually on May 15 and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15. The Company may redeem all or a portion of the Notes at any time at the Company’s option at a price equal to the greater of (1) 100% of the aggregate principal plus accrued and unpaid interest and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the redemption rate on a semi-annual basis at the Treasury rate plus 35 basis points for the 6.25% Notes and 45 basis points for the 6.75% Notes, plus accrued and unpaid interest. The Notes rank parri passu with all other unsecured and unsubordinated obligations. Upon a change in control of the Company, the holders of the Notes will have the right to require repurchase of the respective Notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants on the Notes include restrictions on liens, sale and leaseback transactions, mergers, consolidations and sale of assets.

On April 11, 2008, the Company’s $375 million Revolving Credit Facility that matured on April 27, 2008 was converted to a term loan (“Term Loan”). The proceeds of the Term Loan were used to repay outstanding revolving loans. The Term Loan expires on April 11, 2010, however, it can be extended until February 10, 2011 as long as certain extension requirements are satisfied and subject to an extension fee. The term loans may be prepaid at any time at the Company’s option without premium or penalty.

In the second quarter of 2008, the Company borrowed approximately $66 million under an international revolving credit agreement. The interest rate is Euribor + 0.50%, and the maturity date is the earlier of May 2009 or the closing date of the sale of three properties by the Company which are already under contract.

Note 11.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of June 30, 2008 and December 31, 2007, the Company had total deferred gains of $1.200 billion and $1.216 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $21 million and $42 million in the three and six months ended June 30, 2008, respectively, and $20 million and $40 million in the three and six months ended June 30, 2007, respectively.

Note 12.	Restructuring and Other Special Charges (Credits), net

During the second quarter of 2008, the Company recorded a $1 million restructuring charge primarily related to further demolition costs at the Sheraton Bal Harbour Beach Resort (“Bal Harbour”), which is being redeveloped as a St. Regis hotel along with branded residences and fractional units.

During the first quarter of 2008, the Company recorded an $8 million restructuring charge primarily related to certain organizational changes designed to rationalize costs, given the slowing economy. The organizational structure of the hotel segment was revised to integrate previously autonomous functions. In the vacation ownership and residential segment, certain sales galleries and call centers were closed. Additionally, during the first quarter of 2008, the Company recorded a $1 million charge for further demolition costs related to Bal Harbour.

During the three and six months ended June 30, 2007, the charge primarily relates to accelerated depreciation of fixed assets in connection with the conversion of Bal Harbour into a St. Regis Hotel with residences and fractional units, partially offset by the refund of insurance premiums related to a retired executive.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring costs by segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Hotel	$1	$49	$5	$47
Vacation Ownership & Residential	—	—	5	—

Total	$1	$49	$10	$47

The Company had remaining accruals of $11 million and $9 million at June 30, 2008 and December 31, 2007, respectively, which are primarily recorded in accrued expenses and other liabilities. The following table summarizes activity in the restructuring related accruals during the six months ended June 30, 2008 (in millions):

	December 31,	Expenses	Payments/	Reversal of	June 30,
	2007	Accrued	Write-offs	Accruals	2008

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	$—	$—	$—	$8
Bal Harbour demolition costs	1	2	(1)	—	2
Severance costs related to the 2008 corporate restructuring	—	5	(4)	—	1
Closure of Facilities	—	3	(3)	—	—

Total	$9	$10	$(8)	$—	$11

Note 13.	Derivative Financial Instruments

The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. Beginning in January 2008, the Company entered into forward contracts to hedge fluctuations in forecasted transactions based on foreign currencies and billed in United States dollars. These forward contracts have been designated as cash flow hedges under the provisions of SFAS No. 133, and their change in fair value is recorded as a component of other comprehensive income. The fair value of these contracts has been recorded as a liability of $2.7 million at June 30, 2008. The notional dollar amount of the outstanding Euro and Canadian forward contracts at June 30, 2008 is $61 million and $11 million, with average exchange rates of 1.52 and 1.00, respectively, with terms of primarily less than one year. Each of these hedges was deemed highly effective. Additionally, during the second quarter of 2008, six of the contracts were settled. In connection with these settlements, for the three and six months ended June 30, 2008, the Company recorded losses of $1.1 million and $1.2 million, respectively, in the Company’s consolidated statement of income.

The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts do not qualify as hedges under the provisions of SFAS No. 133, and their change in fair value is recorded in the Company’s consolidated statement of income. The fair value of these contracts has been recorded as an asset of $1 million at June 30, 2008 and December 31, 2007, respectively. For the three and six months ended June 30, 2008, the Company recorded losses on the forward contracts of $6.2 million and $5.4 million, respectively, offset by gains in the revaluation of cross-currency intercompany loans. For the three and six months ended June 30, 2007, the Company recorded gains of $0.6 million in each period, offset by losses in the revaluation of cross-currency intercompany loans.

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

For the three and six months ended June 30, 2008, the Company recorded $2 million and $49 million, respectively, in income tax expense in discontinued operations primarily as a result of a 2008 administrative tax ruling for an unrelated taxpayer, that impacts the Company’s tax liability associated with the disposition of a business in a prior year.

For the six months ended June 30, 2007, the loss on disposition represented a $1 million tax assessment associated with the disposition of our gaming business in 1999.

Note 15.	Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,
	2008			2007
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$2.2	$—	$—	$1.0	$—
Interest cost	0.2	3.0	0.3	0.3	2.7	0.2
Expected return on plan assets	—	(3.0)	(0.1)	—	(2.6)	(0.1)
Amortization of:
Actuarial loss	—	0.4	—	—	0.5	—
Prior service income	—	(0.1)	—	—	—	—

Net period benefit cost	0.2	2.5	0.2	0.3	1.6	0.1

	Six Months Ended June 30,
	2008			2007
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$3.3	$—	$—	$2.0	$—
Interest cost	0.4	6.0	0.6	0.5	5.4	0.5
Expected return on plan assets	—	(5.9)	(0.2)	—	(5.2)	(0.2)
Amortization of:
Actuarial loss (gain)	—	0.8	—	—	1.0	(0.1)
Prior service income	—	(0.2)	—	—	—	—

Net periodic benefit cost	$0.4	$4.0	$0.4	$0.5	$3.2	$0.2

During the three and six months ended June 30, 2008, the Company contributed approximately $3 million and $9 million, respectively, to its foreign pension plans. During the three and six months ended June 30, 2007, the Company contributed approximately $8 million and $10 million, respectively, to its foreign pension plans. For the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remainder of 2008, the Company expects to contribute approximately $1 million to domestic pension plans, $5 million to foreign pension plans and $2 million to postretirement benefit plans.

Note 16.	Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN No. 48. The total amount of unrecognized tax benefits as of June 30, 2008, was $996 million, of which $147 million would affect the Company’s effective tax rate if recognized. As disclosed in prior filings, the Company is engaged in a litigation matter with the IRS related to the 1998 disposition of ITT World Directories. In dispute is a $499 million tax liability, with associated interest of $148 million, which the Company has fully paid the IRS and which the Company believes represents an unrecognized tax benefit as defined by FIN No. 48. The Company is continually under audit by various taxing jurisdictions, and as a result, it is possible that the amount of unrecognized tax benefits could change within the next 12 months. An estimate of the range of the possible change cannot be made unless or until tax positions are further developed or examinations close.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2008, the Company had $70 million accrued for the payment of interest and no accrued penalties.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of June 30, 2008, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2002.

Note 17.	Stockholders’ Equity

Share Issuances and Repurchases.  During the three and six months ended June 30, 2008, the Company issued approximately 2.2 million and 4 million Corporation Shares, respectively, as a result of stock option exercises. Also during the three and six months ended June 30, 2008, the Company repurchased approximately 3.8 million and 9.9 million Corporation Shares at a total cost of approximately $182 million and $459 million, respectively. In November 2007, the Board of Directors authorized the repurchase of up to $1 billion of Corporation Shares under the Company’s existing Corporate Share repurchase authorization. As of June 30, 2008, approximately $134 million remained available under the Company’s share repurchase authorization.

Limited Partnership Units.  At June 30, 2008, there were approximately 178,000 SLC Operating Limited Partnership (the “Operating Partnership”) units outstanding. The Operating Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Corporation Shares.

Dividends.  On January 11, 2008, the Company paid a dividend of $0.90 per share to shareholders of record on December 31, 2007.

Note 18.	Stock-Based Compensation

In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the six month period ended June 30, 2008, the Company granted approximately 781,000 stock options that had a weighted average grant date fair value of $17.12 per option. The weighted average exercise price of these options was $49.58. In addition, the Company granted approximately 2,575,000 restricted stock and restricted stock units that had a weighted average grant date fair value of $48.81 per share or unit.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded stock-based employee compensation expense, including the estimated impact of reimbursements from third parties, of $22 million and $40 million in the three and six months ended June 30, 2008, respectively, and $20 million and $45 million in the three and six months ended June 30, 2007, respectively.

As of June 30, 2008, there was approximately $25 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 2.03 years on a straight-line basis for grants made in 2006, 2007 and 2008.

As of June 30, 2008, there was approximately $175 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.26 years on a straight-line basis for restricted stock grants outstanding at June 30, 2008.

Note 19.	Business Segment Information

The Company has two operating segments: hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W®, Le Méridien®, aloft®, element®, and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests and the sale of residential units.

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains and losses on the sale of real estate, restructuring and other special (charges) credits, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Hotel	$1,344	$1,268	$2,585	$2,438
Vacation ownership and residential	229	304	454	565

Total	$1,573	$1,572	$3,039	$3003

Operating income:
Hotel	$216	$224	$397	$395
Vacation ownership and residential	28	71	56	119

Total segment operating income	244	295	453	514
Selling, general, administrative and other	(44)	(57)	(98)	(97)
Restructuring and other special (charges) credits, net	(1)	(49)	(10)	(47)

Operating income	199	189	345	370
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	4	31	8	38
Vacation ownership and residential	1	3	3	8
Interest expense, net	(55)	(36)	(102)	(68)
Gain (Loss) on asset dispositions and impairments, net	1	(8)	—	3

Income from continuing operations before taxes and minority equity	$150	$179	$215	$351

Capital expenditures:
Hotel	$62	$116	$118	$146
Vacation ownership and residential	26	19	54	38
Corporate	19	10	44	24

Total	$107	$145	$216	$208

	June 30,	December 31,
	2008	2007

Assets:
Hotel(a)	$6,880	$6,772
Vacation ownership and residential(b)	2,130	1,918
Corporate	925	932

Total	$9,935	$9,622

(a)	Includes $344 million and $341 million of investments in unconsolidated joint ventures at June 30, 2008 and December 31, 2007, respectively.

(b)	Includes $38 million and $42 million of investments in unconsolidated joint ventures at June 30, 2008 and December 31, 2007, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingencies

Variable Interest Entities.  Of the over 830 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 28 hotels in which it has a variable interest. For those ventures in which the Company holds a variable interest, the Company determined that it was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $7 million at June 30, 2008 and December 31, 2007. Equity investments and other types of investments related to VIEs totaled $11 million and $67 million, respectively, at June 30, 2008 and $11 million and $52 million, respectively, at December 31, 2007.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $34 million at June 30, 2008. The Company evaluates these loans for impairment, and at June 30, 2008, believes these loans are collectible. Unfunded loan commitments aggregating $62 million were outstanding at June 30, 2008, of which $41 million are expected to be funded in the next twelve months and $44 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $106 million of equity and other potential contributions associated with managed or joint venture properties, $52 million of which is expected to be funded in the next twelve months.

During 2004, the Company entered into a long-term management contract to manage the Westin Boston Waterfront Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which was funded). In January 2007 this hotel was sold and the senior debt was repaid in full. In connection with this sale, the $28 million in mezzanine loans and other investments, together with accrued interest, were repaid in full. In accordance with the management agreement, the sale of the hotel also resulted in the payment of a fee to the Company of approximately $18 million, which is included in management fees, franchise fees and other income in the consolidated statement of income in the six months ended June 30, 2007. The Company continues to manage this hotel subject to the pre-existing management agreement.

During the first quarter of 2008, the Company entered into an agreement with a third party to manage the redevelopment of the Bal Harbour resort. The agreement calls for certain base and incentive fees to be paid to the third party, and for the third party to provide a guaranteed maximum price and firm completion dates which are subject to modification under certain circumstances prescribed in the agreement. The agreement can be terminated at the Company’s option; however, upon such termination the Company would be required to pay the costs of the work completed plus a termination fee calculated, depending on the time of the termination, as either a percentage of incurred costs or a percentage of the base fee. As of June 30, 2008, if the Company terminated this agreement, the amounts owed under the termination provision would not be significant.

During the second quarter of 2008, the Company entered into an agreement to guarantee certain obligations of its captive insurance company for up to $7.5 million.

Surety bonds issued on behalf of the Company as of June 30, 2008 totaled $56 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of June 30, 2008, excluding the Le Méridien management agreement mentioned below, the Company had six management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over several years and would be

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2008. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The Company has recorded a loss contingency for this guarantee of $7 million reflected in other liabilities in the accompanying consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively. The Company does not anticipate losing a significant number of management or franchise contracts in 2008.

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

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W, aloft, element, and Luxury Collection brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement, offset by payments by us under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership and Residential — We recognize revenue from Vacation Ownership Interests (“VOIs”) sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer’s demonstration of a sufficient level of initial and continuing involvement. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold.

•	Revenues From Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

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

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of June 30, 2008 and December 31, 2007 is $589 million and $536 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $79 million to the liability at June 30, 2008.

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

Income Taxes.  We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. As discussed in Note 16, on January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of SFAS No. 109, which prescribes a recognition threshold and measurement attribute to determine the amount of tax benefit that should be recognized in the financial statements for a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure requirements of uncertain tax positions. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2008 and 2007.

Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels and, in 2007, we sold or closed 11 wholly owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the three and six months ending June 30, 2008 were $620 million and $1.180 billion, respectively, and $634 million and $1.193 billion, respectively, for the same periods of 2007 (total revenues from our owned, leased and consolidated joint venture hotels in North America were $382 million, $750 million, $409 million and $799 million for same periods, respectively). The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2008 (with comparable data for 2007):

Top Five Metropolitan Areas in the United States as a % of Total
Owned Revenues for the Three Months Ended June 30, 2008
with Comparable Data for the Same Period in 2007(1)

Metropolitan Area	2008 Revenues	2007 Revenues

New York, NY	13.2%	12.6%
Phoenix, AZ	5.3%	5.6%
San Francisco, CA	5.3%	4.8%
Chicago, IL	4.3%	4.0%
Boston, MA	4.1%	3.5%

Top Five Metropolitan Areas in the United States as a % of
Total Owned Revenues for the Six Months Ended June 30, 2008
with Comparable Data for the Same Period in 2007(1)

Metropolitan Area	2008 Revenues	2007 Revenues

New York, NY	12.8%	12.0%
Phoenix, AZ	6.7%	7.0%
San Francisco, CA	5.5%	5.0%
Maui, HI	4.6%	4.5%
Chicago, IL	3.6%	3.3%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2008 (with comparable data for 2007):

Top Five International Markets as a % of Total
Owned Revenues for the Three Months Ended June 30, 2008
with Comparable Data for the Same Period in 2007(1)

International Market	2008 Revenues	2007 Revenues

Italy	10.3%	10.5%
Canada	9.8%	8.1%
Mexico	5.1%	5.3%
Australia	4.5%	3.5%
United Kingdom	3.7%	3.6%

Top Five International Markets as a % of Total
Owned Revenues for the Six Months Ended June 30, 2008
with Comparable Data for the Same Period in 2007(1)

International Market	2008 Revenues	2007 Revenues

Canada	9.0%	7.6%
Italy	8.2%	8.0%
Mexico	5.8%	5.8%
Australia	4.8%	3.9%
United Kingdom	3.2%	3.1%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $1.573 billion in the three months ended June 30, 2008, an increase of $1 million when compared to the corresponding period in 2007. Revenues from our owned, leased and consolidated joint venture hotels decreased to $620 million for the three months ended June 30, 2008 when compared to $634 million in the corresponding period of 2007. Management fees, franchise fees and other income increased to $218 million for the three months ended June 30, 2008 when compared to $195 million in the corresponding period of 2007 while vacation ownership and residential revenues decreased 29.2% to $194 million for the three months ended June 30, 2008 when compared to $274 million in the corresponding period of 2007. Other revenues from managed and franchised properties increased $72 million to $541 million for the three months ended June 30, 2008 when compared to $469 million in the corresponding period of 2007.

Revenues from owned, leased and consolidated joint venture hotels were impacted by lost revenues from 11 wholly owned hotels sold or closed during 2007. These hotels had revenues of $39 million in the three months ended June 30, 2007. The decrease in revenues from sold hotels was partially offset by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (67 hotels for the three months ended June 30, 2008 and 2007, excluding 12 hotels sold or closed and 6 hotels undergoing significant repositionings or without comparable results in 2008 and 2007) increased 6.0%, or $33 million, to $587 million for the three months ended June 30, 2008 when compared to $554 million in the same period of 2007 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 6.8% to $183.05 for the three months ended June 30, 2008 when compared to the corresponding 2007 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to a 6.0% increase in the average daily rate (“ADR”) to $246.17 for the three months ended June 30, 2008 compared to $232.29 for the corresponding 2007 period and a slight increase in occupancy rates to 74.4% in the three months ended June 30, 2008 when compared to 73.8% in the same period in 2007. REVPAR at Same-Store Owned Hotels in North America increased 5.2% for the three months ended June 30, 2008 when compared to the same period of 2007. REVPAR growth was particularly strong at our owned hotels in New Orleans, Louisiana, Toronto, Canada, Chicago, Illinois, Boston, Massachusetts, New York, New York, Los Angeles, California and San Francisco, California. REVPAR at our international Same-Store Owned Hotels increased by 9.3% for the three months ended June 30, 2008 when compared to the corresponding period of 2007. REVPAR for Same-Store Owned Hotels internationally decreased 2.0% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $23 million was primarily a result of a $19 million increase in management and franchise revenue to $183 million for the three months ended June 30, 2008 due to REVPAR growth at existing hotels under management and the addition of new managed and franchised hotels. Other income increased $4 million in the three months ended June 30, 2008 when compared to the corresponding period of 2007 primarily due to the improved results at our Bliss Spa division and increases in revenues from ancillary businesses.

The decrease in vacation ownership and residential sales and services revenue of $80 million was partially due to the timing of revenue recognition from ongoing projects under construction which are being accounted for under percentage of completion accounting. Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 25.7% in the three months ended June 30, 2008 when compared to the same period in 2007, primarily due to the sellout of our Westin Ka’anapali Ocean Resort North in Maui and a decline in demand. The impact in Hawaii was partially offset by stronger results in Orlando. The average price per vacation ownership unit sold decreased 19.1% to approximately $21,000, driven by a higher sales mix of lower priced biennial inventory in Hawaii. The number of contracts signed decreased 7.7% when compared to 2007. Residential revenues decreased $4 million to $2 million in the three months ended June 30, 2008, when compared to $6 million in the corresponding period in 2007 as our completed residential inventory is substantially sold out.

Other revenues and expenses from managed and franchised properties increased to $541 million from $469 million for the three months ended June 30, 2008 and 2007, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements were made based upon the costs incurred with no added margin, these revenues and corresponding expenses had no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $138 million in the three months ended June 30, 2008 when compared to $129 million in the corresponding period in 2007. The increase was primarily due to the impact of foreign currency exchange rates and the reversal, in 2007, of a litigation reserve as a result of a favorable outcome to us.

Restructuring and Other Special Charges (Credits), Net.  During the three months ended June 30, 2008, we recorded a $1 million restructuring charge primarily related to further demolition costs at the Sheraton Bal Harbour Beach Resort (“Bal Harbour”), which is being redeveloped as a St. Regis hotel along with branded residences and fractional units.

During the three months ended June 30, 2007, we recorded a charge of $49 million primarily related to the accelerated depreciation of fixed assets in connection with the redevelopment of Bal Harbour.

Depreciation and Amortization.  Depreciation expense increased $5 million to $72 million during the three months ended June 30, 2008 when compared to $67 million in the corresponding period of 2007. The increase was due to an increase in capital spending on our owned hotels partially offset by the impact of hotels sold or held for sale.

Amortization expense increased to $9 million in the three months ended June 30, 2008 when compared to $7 million in the corresponding period of 2007.

Operating Income.  Operating income increased 5.3% or $10 million to $199 million for the three months ended June 30, 2008 when compared to $189 million in the corresponding period in 2007, primarily due to the restructuring charge of $49 million in 2007, and an increase in management fees, franchise fees and other income discussed earlier, which was partially offset by lower vacation ownership results and the increase in selling, general, administrative and other expenses also discussed earlier.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures decreased to $5 million for the three months ended June 30, 2008 when compared to $34 million in the same period of 2007 primarily due to a $27 million gain, in 2007, on sale of several hotels in a joint venture in which we held a minority interest.

Net Interest Expense.  Net interest expense increased to $55 million for the three months ended June 30, 2008 when compared to $36 million in the same period of 2007, primarily due to increased borrowings to fund our share repurchase program. Our weighted average interest rate was 5.55% at June 30, 2008 versus 6.86% at June 30, 2007.

Gain (Loss) on Asset Dispositions and Impairments, Net.  During the three months ended June 30, 2008, we recorded a net gain of approximately $1 million related to an insurance gain from a fire loss at a property.

During the three months ended June 30, 2007, we recorded a net loss of approximately $8 million composed of a $29 million loss on the sale of three hotels, partially offset by a gain of $15 million on the sale of assets in which we held a minority interest and a $6 million gain as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years.

Income Tax Expense.  We recorded income tax expense of $42 million in the three months ended June 30, 2008 compared to expense of $33 million in the three months ended June 30, 2007. The increase in income tax expense of $9 million is primarily related to benefits in 2007 for foreign tax credits and capital loss utilization. This amount was partially offset by benefits in the 2008 period related to a reduction to the accrual of interest on tax matters and favorable changes to uncertain tax positions. As a result, the effective income tax rate for continuing operations for the three months ended June 30, 2008 was 28.3% compared to 18.7% in the corresponding period of 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $3.039 billion in the six months ended June 30, 2008, an increase of $36 million when compared to the corresponding period of 2007. Revenues from our owned, leased and consolidated joint venture hotels decreased to $1.180 billion for the six months ended June 30, 2008 when compared to $1.193 billion in the corresponding period of 2007. Management fees, franchise fees and other income increased 9.8% to $424 million for the six months ended June 30, 2008 when compared to $386 million in the corresponding period of 2007, while vacation ownership and residential revenues decreased 23.5% to $387 million for the six months ended June 30, 2008 when compared to $506 million in the corresponding period of 2007. Other revenues from managed and franchised properties increased $130 million to $1.048 billion for the six months ended June 30, 2008 when compared to $918 million in the corresponding period of 2007.

Revenues from owned, leased and consolidated joint venture hotels were impacted by lost revenues from 11 wholly owned hotels sold or closed in 2007. These hotels had revenues of $87 million in the six months ended June 30, 2007. The decrease in revenues from sold hotels was partially offset by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (67 hotels for the six months ended June 30, 2008 and 2007, excluding 12 hotels sold or closed and 6 hotels undergoing significant repositionings or without comparable results in 2008 and 2007) increased 6.7%, or $69 million, to $1.100 billion for the six months ended June 30, 2008 when compared to $1.031 billion in the same period of 2007 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 7.9% to $172.12 for the six months ended June 30, 2008 when compared to the corresponding 2007 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to a 7.7% increase in ADR to $240.87 for the six months ended June 30, 2008 compared to $223.67 for the corresponding 2007 period. There was a slight increase in occupancy rates at Same-Store Owned Hotels to 71.5% in the six months ended June 30, 2008 when compared to 71.3% in the same period in 2007. REVPAR at Same-Store Owned Hotels in North America increased 6.4% for the six months ended June 30, 2008 when compared to the same period of 2007. REVPAR growth was particularly strong at our owned hotels in New Orleans, Louisiana, Toronto, Canada and Boston, Massachusetts. REVPAR at our international Same-Store Owned Hotels, increased by 10.5% for the six months ended June 30, 2008 when compared to the same period of 2007. REVPAR for Same-Store Owned Hotels internationally increased 0.1% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $38 million was primarily a result of a $42 million increase in management and franchise revenue to $352 million for the six months ended June 30, 2008 due to growth in REVPAR of existing hotels under management and the addition of new managed and franchised hotels. Other income decreased $4 million due primarily to the inclusion, in the six months ended 2007, of income of $18 million from our carried interest in a managed hotel that was sold in January 2007.

The decrease in vacation ownership and residential sales and services revenue of $119 million was partially due to the revenue recognition from ongoing projects under construction which are being accounted for under percentage of completion accounting. Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 16.7% in the six months ended June 30, 2008 when compared to the same period in 2007, primarily due to the sellout of our Westin Ka’anapali Ocean Resort North in Maui and a decline in demand. The impact in Hawaii was partially offset by stronger results in Orlando driven by higher tour flow and close rates. The average price per vacation ownership unit sold decreased 16.3% to approximately $22,000, driven by a higher sales mix of lower priced biennial inventory in Hawaii. The number of contracts signed decreased 0.2% when compared to 2007. Residential revenues, which decreased $6 million to $4 million in the six months ended June 30, 2008, compared to $10 million in the prior year as our completed residential inventory is substantially sold out.

Other revenues and expenses from managed and franchised properties increased to $1.048 billion from $918 million for the six months ended June 30, 2008 and 2007, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses had no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $268 million in the six months ended June 30, 2008 when compared to $244 million in the same period in 2007. The increase was primarily due to the impact of foreign currency exchange rates and the following three items that benefited 2007: the reversal of workers compensation reserves, the reversal of a performance guarantee liability that was eliminated, and the reversal of a litigation reserve as a result of a favorable outcome to us.

Restructuring and Other Special Charges (Credits), Net.  During the six months ended June 30, 2008, we recorded an $8 million restructuring charge primarily related to certain organizational changes designed to rationalize costs given the slowing economy. The organizational structure of the hotel segment was revised to integrate previously autonomous functions. In the Vacation Ownership segment, certain sales galleries and call centers were closed. Additionally, we recorded $2 million in charges for further demolition costs related to Bal Harbour, which is being redeveloped as a St. Regis hotel along with branded residences and fractional units.

During the six months ended June 30, 2007, we recorded a $49 million charge primarily related to accelerated depreciation of fixed assets in connection with the Bal Harbour redevelopment, partially offset by a $2 million benefit related to the refund of premium payments related to the termination of a retired executive officer’s life insurance policy.

Depreciation and Amortization.  Depreciation expense increased $9 million to $143 million during the six months ended June 30, 2008 compared to $134 million in the corresponding period of 2007. The increase was due to an increase in capital spending on our owned hotels partially offset by the impact of hotels sold or held for sale.

Amortization expense increased to $16 million in the six months ended June 30, 2008 compared to $13 million in the corresponding period of 2007.

Operating Income.  Operating income decreased 6.8% or $25 million to $345 million for the six months ended June 30, 2008 when compared to $370 million in the same period in 2007, primarily due to the decrease in vacation ownership and residential sales and services discussed earlier partially offset by an increase in management fees, also discussed earlier.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures decreased to $11 million for the six months ended June 30, 2008 from $46 million in the same period of 2007 primarily due to a $27 million gain, in 2007, from the sale of several hotels in a joint venture in which we held a minority interest.

Net Interest Expense.  Net interest expense increased to $102 million for the six months ended June 30, 2008 as compared to $68 million in the same period of 2007, primarily due to increased borrowings to fund our share repurchase program. Our weighted average interest rate was 5.55% at June 30, 2008 versus 6.86% at June 30, 2007.

Gain (Loss) on Asset Dispositions and Impairments, Net.  During the six months ended June 30, 2008, we recorded a $1 million loss primarily related to the write-down of a hotel that has been classified as held for sale, offset by a gain related to an insurance claim from a fire loss at a property.

During the six months ended June 30, 2007, we recorded a net gain of approximately $3 million composed of $14 million of net gains primarily on the sale of assets in which we held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years. These gains were offset, in part, by a net loss of $17 million on the sale of four wholly-owned hotels.

Income Tax Expense.  We recorded income tax expense of $68 million in the six months ended June 30, 2008 compared to an expense of $84 million in the six months ended June 30, 2007. The decrease of $16 million of income tax expense is primarily related to higher 2007 pretax income offset by benefits related to foreign tax credits and capital loss utilization in the same year. This net increase was partially offset by 2008 benefits related to capital loss utilization and favorable changes to uncertain tax positions. The effective income tax rate for continuing operations for the six months ended June 30, 2008 was 27.0% compared to 24.2% in the corresponding period of 2007.

Discontinued Operations

For the six months ended June 30, 2008, the Company recorded $49 million in income tax expense in discontinued operations primarily as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of our businesses several years ago.

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

The following table summarizes REVPAR(1), ADR and occupancy for our Same-Store Owned Hotels for the three and six months ended June 30, 2008 and 2007. The results for the three and six months ended June 30, 2008 and 2007 represent results for 67 owned, leased and consolidated joint venture hotels (excluding 12 hotels sold or closed and 6 hotels undergoing significant repositionings or without comparable results in 2008 and 2007).

	Three Months Ended
	June 30,
	2008	2007	Variance

Worldwide (67 hotels with approximately 22,500 rooms)
REVPAR	$183.05	$171.47	6.8%
ADR	$246.17	$232.29	6.0%
Occupancy	74.4%	73.8%	0.6
North America (36 hotels with approximately 13,700 rooms)
REVPAR	$184.03	$174.86	5.2%
ADR	$237.42	$228.29	4.0%
Occupancy	77.5%	76.6%	0.9
International (31 hotels with approximately 8,800 rooms)
REVPAR	$181.50	$166.06	9.3%
ADR	$261.76	$239.34	9.4%
Occupancy	69.3%	69.4%	(0.1)

	Six Months Ended
	June 30,
	2008	2007	Variance

Worldwide (67 hotels with approximately 22,500 rooms)
REVPAR	$172.12	$159.50	7.9%
ADR	$240.87	$223.67	7.7%
Occupancy	71.5%	71.3%	0.2
North America (36 hotels with approximately 13,700 rooms)
REVPAR	$176.32	$165.65	6.4%
ADR	$240.36	$225.80	6.4%
Occupancy	73.4%	73.4%	—
International (31 hotels with approximately 8,800 rooms)
REVPAR	$165.33	$149.56	10.5%
ADR	$241.75	$219.94	9.9%
Occupancy	68.4%	68.0%	0.4

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

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

Cash Used for Investing Activities

Gross capital spending during the six months ended June 30, 2008 included approximately $118 million in renovations of hotel assets including construction capital at the Sheraton Suites Philadelphia, Sheraton Steamboat Resort, Sheraton Fiji Resort, W Times Square, aloft Philadelphia, aloft Lexington and element Lexington. Investment spending on gross VOI inventory was $226 million, which was offset by cost of sales of $75 million associated with VOI sales. The inventory spend included VOI construction at the Sheraton Vistana Villages in Orlando, the Westin St. John Resort and Villas in the Virgin Islands, the Westin Riverfront Resort in Avon, and the Westin Lagunamar Ocean Resort in Cancun, as well as construction costs at the St. Regis Bal Harbour Resort in Miami Beach.

In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $34 million at June 30, 2008. We evaluate these loans for impairment, and at June 30, 2008, believe these loans are collectible. Unfunded loan commitments aggregating $62 million were outstanding at June 30, 2008, of which $41 million are expected to be funded in the next twelve months and $44 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $106 million of equity and other potential contributions associated with managed or joint venture properties, $52 million of which is expected to be funded in the next twelve months.

During 2004, we entered into a long-term management contract to manage the Westin Boston Waterfront Hotel in Boston, Massachusetts, which opened in June 2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which was funded). In January 2007, this hotel was sold and the senior debt was repaid in full. In connection with this sale, the $28 million in mezzanine loans and other investments, together with accrued interest, were repaid in full. In accordance with the management agreement, the sale of the hotel also resulted in the payment of a fee to us of approximately $18 million, which is included in management fees, franchise fees and other income in the consolidated statement of income in the six months ended June 30, 2007. We continue to manage this hotel subject to the pre-existing management agreement.

During the three months ended March 31, 2008, we entered into an agreement with a third party to manage the redevelopment of the Sheraton Bal Harbour resort. The agreement calls for certain base and incentive fees to be paid to the third party, and for the third party to provide a guaranteed maximum price and firm completion dates which are subject to modification under certain circumstances prescribed in the agreement. The agreement can be terminated at our option; however, upon such termination we would be required to pay the costs of the work completed plus a termination fee calculated, depending on the time of the termination, as either a percentage of incurred costs or a percentage of the base fee. As of June 30, 2008, if we terminated this agreement, the amounts owed under the termination provision would not be significant.

During the three months ended June 30, 2008, we entered into an agreement to guarantee certain obligations of our captive insurance company for up to $7.5 million.

Surety bonds issued on our behalf as of June 30, 2008 totaled $56 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of June 30, 2008, excluding the Le Méridien management agreement mentioned below, we had six management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2008. In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated our exposure under this guarantee and do not anticipate that payments made under the guarantee will be significant in any single year. We have recorded a loss contingency of $7 million, which is reflected in other liabilities in the accompanying consolidated balance sheets at June 30, 2008 and December 31, 2007. We do not anticipate losing a significant number of management or franchise contracts in 2008.

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

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of June 30, 2008:

	Amount
	Outstanding at	Interest Rate at	Average
	June 30, 2008(a)	June 30, 2008	Maturity
	(Dollars in millions)		(In years)

Floating Rate Debt
Senior Credit Facilities
Revolving Credit Facilities	$263	3.63%	2.2
Term Loans	1,375	3.13%	1.8
Mortgages and Other	40	5.80%	1.5

Total/Average	$1,678	3.27%	1.9

Fixed Rate Debt
Senior Notes	$2,248	7.14%	5.8
Mortgages and Other	128	7.52%	9.9

Total/Average	$2,376	7.16%	6.0

Total Debt

Total Debt and Average Terms	$4,054	5.55%	4.3

Excludes approximately $597 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

Fiscal 2008 Developments.  On May 23, 2008, we completed a public offering of $600 million of senior notes, consisting of $200 million aggregate principal amount 6.25% Senior Notes (“6.25% Notes”) due February 15, 2013 and $400 million aggregate principal amount 6.75% Senior Notes (“6.75% Notes”) due May 15, 2018 (collectively, the “Notes”). We received net proceeds of approximately $596 million, which were used to reduce the outstanding borrowings under our Revolving Credit Facilities. Interest on the 6.25% Notes is payable semi-annually on February 15 and August 15 and interest on the 6.75% Notes is payable semi-annually on May 15 and November 15. We may redeem all or a portion of the Notes at any time at our option at a price equal to the greater of (1) 100% of the aggregate principal plus accrued and unpaid interest and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the redemption rate on a semi-annual basis at the Treasury rate plus 35 basis points for the 6.25% Notes and 45 basis points for the 6.75% Notes, plus accrued and unpaid interest. The Notes rank parri passu with all other unsecured and unsubordinated obligations. Upon a change in control, the holders of the Notes will have the right to require repurchase of the respective Notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants on the Notes include restrictions on liens, sale and leaseback transactions, mergers, consolidations and sale of assets.

On April 11, 2008, our $375 million Revolving Credit Facility that was to expire on April 27, 2008 was converted to a term loan (“Term Loan”). The proceeds of the Term Loan were used to repay outstanding revolving loans. The Term Loan expires on April 11, 2010, however, it can be extended until February 10, 2011 as long as certain extension requirements are satisfied and subject to an extension fee. The term loans may be prepaid at any time at our option without premium or penalty.

In the second quarter of 2008, we borrowed approximately $66 million under an international revolving credit agreement. The interest rate is Euribor + 0.50%, and the maturity date is the earlier of May 2009 or the closing date of the sale of three properties by us which are already under contract.

Other.  At June 30, 2008, we had approximately $571 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $308 million at June 30, 2008, including $180 million of short-term and long-term restricted cash), available borrowings under the Revolving Credit Facilities and other bank credit facilities (approximately $1.613 billion at June 30, 2008 which includes $62 million from international revolving lines of credit), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

We maintain non-U.S. dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the six months ending June 30, 2008, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $12 million. During the first quarter of 2008, we terminated our outstanding interest rate swap agreements, resulting in a gain of $0.4 million.

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

We had the following commercial commitments outstanding as of June 30, 2008 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$126	$126	$—	$—	$—

We repurchased 9.9 million Corporation Shares for an average price of $46.54 per share in the open market during the six months ended June 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the three and six months ended 2008, we entered into forward contracts to manage foreign exchange risk in forecasted transactions based on foreign currencies. These forward contracts have been designated as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and their change in fair value is recorded as a component of other comprehensive income. The fair value of these contracts has been recorded as a liability of $2.7 million at June 30, 2008. The notional dollar amount of the outstanding Euro and Canadian forward contracts is $61 million and $11 million, with average exchange rates of 1.52 and 1.00, respectively, with terms of primarily less than one year.

We enter into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts do not qualify as hedges under the provisions of SFAS No. 133, and their change in fair value is recorded in our consolidated statement of income. The fair value of these contracts has been recorded as an asset of $1 million at June 30, 2008 and December 31, 2007, respectively.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We repurchased the following Corporation Shares during the three months ended June 30, 2008:

				Maximum Number (or
				Approximate Dollar
	Total			Value) of Shares that
	Number of	Average	Total Number of Shares	May Yet Be Purchased
	Shares	Price Paid	Purchased as Part of Publicly	Under the Plans or
Period	Purchased	for Share	Announced Plans or Programs	Programs (in millions)

April	—	$—	—	$316
May	1,511,600	$50.64	1,511,600	$239
June	2,252,200	$46.65	2,252,200	$134

Total	3,763,800	$48.26	3,763,800

In November 2007, the Board of Directors of the Company authorized an additional $1 billion of Share repurchases under our existing Share repurchase authorization.

Item 4.	Submission of Matters to a Vote of Security Holders.

On April 30, 2008, we held our 2008 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Adam Aron, Ambassador Charlene Barshefsky, Bruce W. Duncan, Lizanne Galbreath, Eric Hippeau, Stephen R. Quazzo, Thomas O. Ryder, Frits van Paasschen and Kneeland Youngblood, and (ii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm.

The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstained (or, with respect to the election of Directors, the number of votes withheld) with respect to such matters:

Election of Directors	Votes For	Votes Withheld

Adam Aron	123,597,468	22,288,255
Ambassador Charlene Barshefsky	130,543,972	15,341,751
Bruce W. Duncan	131,951,132	13,934,591
Lizanne Galbreath	132,164,618	13,721,105
Eric Hippeau	121,645,381	24,240,342
Stephen R. Quazzo	132,166,994	13,718,729
Thomas O. Ryder	131,778,418	14,107,305
Frits van Paasschen	132,106,624	13,779,099
Kneeland Youngblood	130,204,956	15,680,767

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Ratification of independent public accounting firm	143,924,349	715,814	1,245,560	0

Item 6.	Exhibits.

4.1	Supplemental Indenture No. 2, dated as of May 23, 2008, between the Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on May 28, 2008).
10.1	Fifth Amendment, dated as of April 11, 2008 to the Credit Agreement, dated as of February 10, 2006 among the Corporation, the various lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 15, 2008).
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(1)

(1)	Filed herewith.

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

Date: August 1, 2008