Form 10-Q
period 2008-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2008-11-05
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 1-7959

Starwood Hotels & Resorts Worldwide, Inc.
(Exact name of Registrant as specified in its charter)

Maryland
(State or other jurisdiction
of incorporation or organization)

52-1193298
(I.R.S. employer identification no.)

1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

183,026,229 shares of common stock, par value $0.01 per share, outstanding as of October 29, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 22, 2008. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2008.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except Share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$127	$162
Restricted cash	194	196
Accounts receivable, net of allowance for doubtful accounts of $48 and $50	630	616
Inventories	948	714
Prepaid expenses and other	170	136

Total current assets	2,069	1,824
Investments	384	423
Plant, property and equipment, net	3,717	3,850
Assets held for sale	164	—
Goodwill and intangible assets, net	2,263	2,302
Deferred tax assets	723	729
Other assets	573	494

	$9,893	$9,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$541	$5
Accounts payable	198	201
Accrued expenses	1,171	1,175
Accrued salaries, wages and benefits	364	405
Accrued taxes and other	343	315

Total current liabilities	2,617	2,101
Long-term debt	3,533	3,590
Deferred income taxes	28	28
Other liabilities	1,812	1,801

	7,990	7,520

Minority interest	25	26
Commitments and contingencies
Stockholders’ equity:
Corporation common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 183,029,182 and 190,998,585 shares at September 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	490	868
Accumulated other comprehensive loss	(217)	(147)
Retained earnings	1,603	1,353

Total stockholders’ equity	1,878	2,076

	$9,893	$9,622

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Owned, leased and consolidated joint venture hotels	$575	$605	$1,755	$1,798
Vacation ownership and residential sales and services	226	254	613	760
Management fees, franchise fees and other income	218	213	642	599
Other revenues from managed and franchised properties	516	468	1,564	1,386

	1,535	1,540	4,574	4,543
Costs and Expenses
Owned, leased and consolidated joint venture hotels	437	448	1,329	1,345
Vacation ownership and residential	155	183	472	563
Selling, general, administrative and other	113	115	381	359
Restructuring and other special charges (credits), net	22	1	32	48
Depreciation	73	72	216	206
Amortization	10	7	26	20
Other expenses from managed and franchised properties	516	468	1,564	1,386

	1,326	1,294	4,020	3,927
Operating income	209	246	554	616
Equity earnings and gains and losses from unconsolidated ventures, net	3	8	14	54
Interest expense, net of interest income of $0, $2, $3 and $12	(48)	(40)	(150)	(108)
Loss on asset dispositions and impairments, net	(12)	(23)	(12)	(20)

Income from continuing operations before taxes and minority equity	152	191	406	542
Income tax expense	(38)	(61)	(106)	(145)
Minority equity in net income	(1)	(1)	(1)	—

Income from continuing operations	113	129	299	397
Discontinued operations:
Loss on dispositions, net of tax expense of $0, $0, $49 and $1	—	—	(49)	(1)

Net income	$113	$129	$250	$396

Earnings (Loss) Per Share — Basic
Continuing operations	$0.63	$0.63	$1.64	$1.91
Discontinued operations	—	—	(0.27)	—

Net income	$0.63	$0.63	$1.37	$1.91

Earnings (Loss) per Share — Diluted
Continuing operations	$0.62	$0.61	$1.60	$1.84
Discontinued operations	—	—	(0.27)	—

Net income	$0.62	$0.61	$1.33	$1.84

Weighted average number of Shares	180	203	182	207

Weighted average number of Shares assuming dilution	183	210	186	215

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$113	$129	$250	$396
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(123)	38	(69)	62
Change in fair value of derivatives and investments	8	—	5	—
Pension adjustments	—	(5)	(6)	(4)

	(115)	33	(70)	58

Comprehensive (loss) income	$(2)	$162	$180	$454

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,
	2008	2007

Operating Activities
Net income	$250	$396
Adjustments to net income:
Discontinued operations:
Loss on dispositions, net	49	1
Depreciation and amortization	242	226
Amortization of deferred gains	(63)	(60)
Non-cash portion of restructuring and other special charges (credits), net	5	47
Loss on asset dispositions and impairments, net	12	20
Stock-based compensation expense	56	73
Excess stock-based compensation tax benefit	(15)	(47)
Equity earnings, net of distributions	16	(3)
Gain on the sale of VOI notes receivable	(3)	—
Non-cash portion of income tax expense	31	10
Other non-cash adjustments to net income	25	35
Decrease in restricted cash	3	111
Other changes in working capital	(82)	(42)
VOI notes receivable activity, net	(219)	(192)
Accrued and deferred income taxes and other	160	45

Cash from operating activities	467	620

Investing Activities
Purchases of plant, property and equipment	(337)	(246)
Proceeds from asset sales, net	14	81
Collection of notes receivable, net	2	38
Acquisitions, net of acquired cash	—	(74)
Proceeds from investments, net	24	59
Other, net	(16)	13

Cash used for investing activities	(313)	(129)

Financing Activities
Revolving credit facility and short-term (repayments) borrowings, net	(501)	(90)
Long-term debt issued	977	1,400
Long-term debt repaid	(3)	(792)
Dividends paid	(172)	(90)
Proceeds from employee stock option exercises	120	187
Excess stock-based compensation tax benefit	15	47
Share repurchases	(593)	(1,152)
Other, net	(26)	(13)

Cash used for financing activities	(183)	(503)

Exchange rate effect on cash and cash equivalents	(6)	10

Decrease in cash and cash equivalents	(35)	(2)
Cash and cash equivalents — beginning of period	162	183

Cash and cash equivalents — end of period	$127	$181

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$116	$103

Income taxes, net of refunds	$90	$121

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of approximately 940 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

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

Adopted Accounting Standards

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

In November 2006, the Emerging Issues Task Force of FASB (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF No. 06-8”). EITF No. 06-8 requires condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 became effective for annual reporting periods beginning after March 15, 2007. The cumulative effect of applying EITF No. 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted EITF No. 06-8 on January 1, 2008 and it did not have an impact on the Company’s consolidated financial statements.

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

In December 2007, the EITF reached a consensus on EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF No. 07-6”). EITF No. 07-6 establishes that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sales treatment under FASB Statement No. 66. EITF No. 07-6 became effective for new arrangements entered into in fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company adopted EITF No. 07-6 on January 1, 2008 and it did not have an impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Earnings Per Share

The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Three Months Ended September 30,
	2008			2007
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$113	180	$0.63	$129	203	$0.63
Effect of dilutive securities:
Employee options and restricted stock awards	—	3		—	7

Diluted earnings from continuing operations	$113	183	$0.62	$129	210	$0.61

	Nine Months Ended September 30,
	2008			2007
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$299	182	$1.64	$397	207	$1.91
Effect of dilutive securities:
Employee options and restricted stock awards	—	4		—	8

Diluted earnings from continuing operations	$299	186	$1.60	$397	215	$1.84

Approximately 7,719,000 and 596,000 equity awards for the three months ended September 30, 2008 and 2007 and 5,728,000 and 399,000 equity awards for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted Shares as their impact would have been anti-dilutive.

Note 4.	Acquisitions

During the second quarter of 2007, the Company purchased the Sheraton Steamboat Resort & Conference Center for approximately $58 million from a joint venture in which the Company held a 10% interest. The sale resulted in the recognition of a gain by the joint venture, and the Company’s portion of the gain was approximately $7 million, which was recorded as a reduction in the basis of the assets purchased by the Company.

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

During the third quarter of 2008, the Company recorded losses of $16 million primarily related to the impairment of two separate investments in which the Company held minority interests, offset, in part, by a gain of approximately $4 million associated with the sale of one wholly-owned hotel for $15 million in cash.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the third quarter of 2007, the Company recorded a net loss of approximately $23 million, of which $21 million was related to the impairment of two hotels.

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

During the second quarter of 2008, the Company entered into purchase and sale agreements for the sale of two hotels for total consideration of approximately $123 million and received non-refundable deposits from the prospective buyers. The Company completed the sale of one of these hotels during the third quarter of 2008. The Company has classified the remaining assets and the estimated goodwill to be allocated as assets held for sale and ceased depreciating them. The Company completed this sale on October 31, 2008 (see Note 21).

During the first quarter of 2008, the Company entered into purchase and sale agreements for the sale of four hotels in two separate transactions for total consideration of approximately $269 million in cash. The Company received non-refundable deposits from the prospective buyers during the first quarter of 2008. The Company classified these assets and the estimated goodwill to be allocated to the sales as held for sale and ceased depreciating them. The Company recorded impairment charges of approximately $1 million in the first quarter of 2008 related to one of these hotels. The Company completed one of these transactions on October 31, 2008 (see Note 21).

Note 7.	Other Assets

Other assets include the following (in millions):

	September 30,	December 31,
	2008	2007

VOI notes receivable, net	$450	$373
Other notes receivable, net	42	41
Deposits and other	81	80

	$573	$494

Note 8.	Notes Receivable Securitizations and Sales

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With respect to those transactions still outstanding at September 30, 2008, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at September 30, 2008, the Retained Interests are classified and accounted for as “available-for-sale” securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 140.

The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $6 million and $17 million during the three and nine months ended September 30, 2008, respectively, and $5 million and $15 million during the three and nine months ended September 30, 2007, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in net gains of approximately $1 million and $3 million during the three and nine months ended September 30, 2008, respectively, and an insignificant amount during the three and nine months ended September 30, 2007, respectively, which are included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

At September 30, 2008, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $239 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at September 30, 2008 was approximately $5 million.

Gross credit losses for all VOI notes receivable were $9 million and $24 million during the three and nine months ended September 30, 2008, respectively, and $5 million and $17 million during the three and nine months ended September 30, 2007, respectively.

The Company received aggregate cash proceeds of $7 million and $21 million during the three and nine months ended September 30, 2008, respectively, and $8 million and $26 million during the three and nine months ended September 30, 2007, respectively. The Company received aggregate servicing fees of $1 million and $3 million during the three and nine months ended September 30, 2008 and September 30, 2007, respectively.

At the time of each VOI notes receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. As of September 30, 2008, the aggregate net present value and carrying value of Retained Interests for the Company’s three outstanding note sales was approximately $44 million, with the following key assumptions used in measuring the fair value: an average discount rate of 10.4%, an average expected annual prepayment rate, including defaults, of 7.0%, and an expected weighted average remaining life of prepayable notes receivable of 74 months.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses as of September 30, 2008. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (in millions). The factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.6
100 basis points-percentage	1.5%
200 basis points-dollars	$1.3
200 basis points-percentage	2.9%
Discount rate:
100 basis points-dollars	$0.9
100 basis points-percentage	2.0%
200 basis points-dollars	$1.8
200 basis points-percentage	4.0%
Gross annual rate of credit losses:
100 basis points-dollars	$5.5
100 basis points-percentage	12.6%
200 basis points-dollars	$10.9
200 basis points-percentage	24.8%

Note 9.	Fair Value

In accordance with SFAS No. 157, the following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Forward contracts	$—	$6	$—	$6
Retained Interests	—	—	44	44

	$—	$6	$44	$50
Liabilities:
Forward contracts	$—	$—	$—	$—

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

The Company estimates the fair value of its Retained Interests using a discounted cash flow model with unobservable inputs, which is considered Level 3. The following key assumptions are used in measuring the fair value: an average discount rate of 10.4%, an average expected annual prepayment rate, including defaults, of 7.0%, and an expected weighted-average remaining life of prepayable notes receivable of 74 months. See Note 8 for the impact on the fair value based on changes to the assumptions.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008 (in millions):

Balance at June 30, 2008	$47
Total losses (realized/unrealized)
Included in earnings	(1)
Included in other comprehensive income	(1)
Purchases, issuances, and settlements	(1)
Transfers in and/or out of Level 3	—

Balance at September 30, 2008	$44

Balance at December 31, 2007	$40
Total gains (realized/unrealized)
Included in earnings	2
Included in other comprehensive income	3
Purchases, issuances, and settlements	(1)
Transfers in and/or out of Level 3	—

Balance at September 30, 2008	$44

Note 10.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	September 30,	December 31,
	2008	2007

Senior Credit Facilities:
Revolving Credit Facilities, interest rates ranging from 3.43% to 5.55% at September 30, 2008, maturing 2009 and 2011	$288	$787
Term Loans, interest rates ranging from 3.13% to 4.69% at September 30, 2008, maturing 2009 through 2011	1,375	1,000
Senior Notes, interest at 7.875%, maturing 2012	798	792
Senior Notes, interest at 6.25%, maturing 2013	601	400
Former Sheraton Holding public debt, interest at 7.375%, maturing 2015	449	449
Senior Notes, interest at 6.75%, maturing 2018	400	—
Mortgages and other, interest rates ranging from 5.80% to 8.56%, various maturities	163	167

	4,074	3,595
Less current maturities	(541)	(5)

Long-term debt	$3,533	$3,590

Due to the current credit liquidity crisis, the Company evaluated the commitments of each of the lenders in its revolving credit facilities. Based on this review, the Company does not anticipate any issues regarding the availability of funds under the revolving credit facilities.

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

In the second quarter of 2008, the Company borrowed approximately $66 million under an international revolving credit facility, of which $37 million was outstanding at September 30, 2008. The interest rate is Euribor + 0.50%, and the maturity date is the earlier of May 2009 or the closing date of the sale of three properties by the Company which are already under contract.

Note 11.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of September 30, 2008 and December 31, 2007, the Company had total deferred gains of $1.152 billion and $1.216 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $21 million and $63 million in the three and nine months ended September 30, 2008, respectively, and $20 million and $60 million in the three and nine months ended September 30, 2007, respectively.

Note 12.	Restructuring and Other Special Charges (Credits), Net

During the third quarter of 2008, the Company recorded a $22 million charge in connection with its ongoing initiative of rationalizing its cost structure in light of the decline in growth in its business units. The charge primarily related to costs associated with the closure of a vacation ownership call center and two sales centers as well as severance costs associated with the reduction in force at the Company’s corporate offices.

During the second quarter of 2008, the Company recorded a $1 million restructuring charge primarily related to further demolition costs at the Sheraton Bal Harbour Beach Resort (“Bal Harbour”), which is being redeveloped as a St. Regis hotel along with branded residences and fractional units.

During the first quarter of 2008, the Company recorded an $8 million restructuring charge primarily related to certain organizational changes designed to rationalize costs, given the slowing economy. The organizational structure of the hotel segment was revised to integrate previously autonomous functions. In the vacation ownership and residential segment, two call centers and four sales centers were closed. Additionally, during the first quarter of 2008, the Company recorded a $1 million charge for further demolition costs related to Bal Harbour.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2007, the charge primarily relates to accelerated depreciation of fixed assets in connection with the conversion of Bal Harbour into a St. Regis Hotel with residences and fractional units, partially offset by the refund of insurance premiums related to a retired executive.

Restructuring costs by segment are as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Hotel	$12	$1	$17	$48
Vacation Ownership & Residential	10	—	15	—

Total	$22	$1	$32	$48

The Company had remaining accruals of $23 million and $9 million at September 30, 2008 and December 31, 2007, respectively, which are primarily recorded in accrued expenses and other liabilities. The following table summarizes activity in the restructuring related accruals during the nine months ended September 30, 2008 (in millions):

	December 31,	Expenses		Non-Cash	Reversal of	September 30,
	2007	Accrued	Payments	Other	Accruals	2008

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	$—	$—	$—	$—	$8
Bal Harbour demolition costs	1	2	(3)	—	—	—
Consulting fees	—	3	—	—	—	3
Severance costs related to the 2008 restructurings	—	17	(8)	1	—	10
Closure of vacation ownership facilities	—	10	(2)	(6)	—	2

Total	$9	$32	$(13)	(5)	$—	$23

Note 13.	Derivative Financial Instruments

The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. Beginning in January 2008, the Company entered into forward contracts to hedge fluctuations in forecasted transactions based on foreign currencies and billed in United States dollars. These forward contracts have been designated as cash flow hedges under the provisions of SFAS No. 133, and their change in fair value is recorded as a component of other comprehensive income. The fair value of these contracts has been recorded as an asset of $5 million at September 30, 2008. The notional dollar amount of the outstanding Euro and Canadian forward contracts at September 30, 2008 is $58 million and $6 million, with average exchange rates of 1.5 and 1.0, respectively, with terms of primarily less than one year. Each of these hedges was deemed highly effective. Additionally, during the three and nine months ended September 30, 2008, seven and 18 contracts were settled, respectively. In connection with these settlements, for the three and nine months ended September 30, 2008, the Company recorded losses of $1.1 million and $2.3 million, respectively, in the Company’s consolidated statement of income.

The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts do not qualify as hedges under the provisions of SFAS No. 133, and their change in fair value is recorded in the Company’s consolidated statement of income. The fair value of these contracts has been recorded as an asset of $1 million at September 30, 2008 and December 31,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, respectively. For the three and nine months ended September 30, 2008, the Company recorded gains on the forward contracts of $9.3 million and $3.9 million, respectively, offset by losses in the revaluation of cross-currency intercompany loans. For the three and nine months ended September 30, 2007, the Company recorded gains of $0.1 million and $0.7 million, respectively, offset by losses in the revaluation of cross-currency intercompany loans.

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. During the first quarter of 2008, the Company terminated its outstanding interest rate swap agreements, resulting in a gain of $0.4 million.

The Company has evaluated the credit risk of each of its counterparties to its forward contracts. To reduce its credit exposures on its forward contracts, the Company typically enters into short-term agreements with major financial institutions. At this time the Company does not believe it has any significant exposure to credit risk.

Note 14.	Discontinued Operations

For the nine months ended September 30, 2008, the Company recorded $49 million in income tax expense in discontinued operations primarily as a result of a 2008 administrative tax ruling for an unrelated taxpayer, that impacts the Company’s tax liability associated with the disposition of a business in a prior year.

For the nine months ended September 30, 2007, the loss on disposition represented a $1 million tax assessment associated with the disposition of our gaming business in 1999.

Note 15.	Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,
	2008			2007
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.0	$—	$—	$1.7	$—
Interest cost	0.2	2.9	0.3	0.2	2.7	0.3
Expected return on plan assets	—	(2.9)	(0.1)	—	(2.6)	(0.1)
Amortization of:
Actuarial loss	—	0.4	—	—	0.9	(0.1)
Prior service income	—	(0.1)	—	—	—	—

Net period benefit cost	$0.2	$1.3	$0.2	$0.2	$2.7	$0.1

	Nine Months Ended September 30,
	2008			2007
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$4.3	$—	$—	$3.7	$—
Interest cost	0.6	8.9	0.9	0.7	8.1	0.8
Expected return on plan assets	—	(8.8)	(0.3)	—	(7.8)	(0.3)
Amortization of:
Actuarial loss (gain)	—	1.2	—	—	1.9	(0.2)
Prior service income	—	(0.3)	—	—	—	—

Net periodic benefit cost	$0.6	$5.3	$0.6	$0.7	$5.9	$0.3

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2008, the Company contributed approximately $3 million and $12 million, respectively, to its foreign pension plans. During the three and nine months ended September 30, 2007, the Company contributed approximately $2 million and $12 million, respectively, to its foreign pension plans. For the remainder of 2008, the Company expects to contribute approximately $1 million to domestic pension plans, $2 million to foreign pension plans and $2 million to postretirement benefit plans.

Note 16.	Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN No. 48. The total amount of unrecognized tax benefits as of September 30, 2008, was $998 million, of which $149 million would affect the Company’s effective tax rate if recognized. As disclosed in prior filings, the Company is engaged in a litigation matter with the IRS related to the 1998 disposition of ITT World Directories. In dispute is a $499 million tax liability, with associated interest of $148 million, which the Company has fully paid the IRS and which the Company believes represents an unrecognized tax benefit as defined by FIN No. 48. The Company is continually under audit by various taxing jurisdictions, and as a result, it is possible that the amount of unrecognized tax benefits could change within the next 12 months. An estimate of the range of the possible change cannot be made unless or until tax positions are further developed or examinations close.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2008, the Company had $72 million accrued for the payment of interest and no accrued penalties.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of September 30, 2008, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2002.

Note 17.	Stockholders’ Equity

Share Issuances and Repurchases.  During the three and nine months ended September 30, 2008, the Company issued approximately 0.1 million and 4.1 million Corporation Shares, respectively, as a result of stock option exercises. Also during the three and nine months ended September 30, 2008, the Company repurchased approximately 3.7 million and 13.6 million Corporation Shares at a total cost of approximately $134 million and $593 million, respectively. In November 2007, the Board of Directors authorized the repurchase of up to $1 billion of Corporation Shares under the Company’s existing Corporate Share repurchase authorization. As of September 30, 2008, no repurchase capacity remained available under the Company’s share repurchase authorization.

Limited Partnership Units.  At September 30, 2008, there were approximately 178,000 SLC Operating Limited Partnership (the “Operating Partnership”) units outstanding. The Operating Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Corporation Shares.

Dividends.  On January 11, 2008, the Company paid a dividend of $0.90 per share to shareholders of record on December 31, 2007.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Stock-Based Compensation

In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the nine month period ended September 30, 2008, the Company granted approximately 781,000 stock options that had a weighted average grant date fair value of $17.12 per option. The weighted average exercise price of these options was $49.58. In addition, the Company granted approximately 2,695,000 restricted stock and restricted stock units that had a weighted average grant date fair value of $48.31 per share or unit.

The Company recorded stock-based employee compensation expense, including the estimated impact of reimbursements from third parties, of $16 million and $56 million in the three and nine months ended September 30, 2008, respectively, and $28 million and $73 million in the three and nine months ended September 30, 2007, respectively. The decrease in expense for the three and nine months ended September 30, 2008, is primarily related to a favorable adjustment to the Company’s forfeiture rate and the impact of cancelled equity grants due to the reduction in force associated with the Company’s cost saving initiatives.

As of September 30, 2008, there was approximately $21 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 1.80 years on a straight-line basis for grants made in 2006, 2007 and 2008.

As of September 30, 2008, there was approximately $149 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.11 years on a straight-line basis for restricted stock grants outstanding at September 30, 2008.

Note 19.	Business Segment Information

The Company has two operating segments: hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis® , The Luxury Collection® , Sheraton® , Westin® , W® , Le Méridien® , Aloft® , Element® , and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests and the sale of residential units.

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains and losses on the sale of real estate, restructuring and other special (charges) credits, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Hotel	$1,270	$1,254	$3,855	$3,692
Vacation ownership and residential	265	286	719	851

Total	$1,535	$1,540	$4,574	$4,543

Operating income:
Hotel	$198	$235	$595	$630
Vacation ownership and residential	63	62	119	181

Total segment operating income	261	297	714	811
Selling, general, administrative and other	(30)	(50)	(128)	(147)
Restructuring and other special (charges) credits, net	(22)	(1)	(32)	(48)

Operating income	209	246	554	616
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	1	6	9	44
Vacation ownership and residential	2	2	5	10
Interest expense, net	(48)	(40)	(150)	(108)
Loss on asset dispositions and impairments, net	(12)	(23)	(12)	(20)

Income from continuing operations before taxes and minority equity	$152	$191	$406	$542

Capital expenditures:
Hotel	$74	$53	$193	$199
Vacation ownership and residential	26	23	80	61
Corporate	21	24	64	48

Total	$121	$100	$337	$308

	September 30,	December 31,
	2008	2007

Assets:
Hotel	$6,711	$6,772
Vacation ownership and residential	2,223	1,918
Corporate	959	932

Total	$9,893	$9,622

Note 20.	Commitments and Contingencies

Variable Interest Entities.  Of the over 860 hotels that the Company manages or franchises for third party owners, the Company has identified approximately 22 hotels in which it has a variable interest. For those ventures in which the Company holds a variable interest, the Company determined that it was not the primary beneficiary and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $7 million at September 30, 2008 and December 31, 2007. Equity investments and other types of investments related to VIEs totaled $11 million and $67 million, respectively, at September 30, 2008 and $11 million and $52 million, respectively, at December 31, 2007.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $33 million at September 30, 2008. The Company evaluates these loans for impairment, and at September 30, 2008, believes these loans are collectible. Unfunded loan commitments aggregating $61 million were outstanding at September 30, 2008, of which $2 million are expected to be funded in the next twelve months and $46 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $120 million of equity and other potential contributions associated with managed or joint venture properties, $55 million of which is expected to be funded in the next twelve months.

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

During the first quarter of 2008, the Company entered into an agreement with a third party to manage the redevelopment of Bal Harbour. The agreement calls for certain base and incentive fees to be paid to the third party, and for the third party to provide a guaranteed maximum price and firm completion dates which are subject to modification under certain circumstances prescribed in the agreement. The agreement can be terminated at the Company’s option; however, upon such termination the Company would be required to pay the costs of the work completed plus a termination fee calculated, depending on the time of the termination, as either a percentage of incurred costs or a percentage of the base fee. As of September 30, 2008, if the Company terminated this agreement, the amounts owed under the termination provision would not be significant.

During the second quarter of 2008, the Company entered into an agreement to guarantee certain obligations of its captive insurance company for up to $7.5 million. No amounts have been funded on this obligation.

Surety bonds issued on behalf of the Company as of September 30, 2008 totaled $90 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obligated to fund shortfalls in performance levels through the issuance of loans. As of September 30, 2008, excluding the Le Méridien management agreement mentioned below, the Company had six management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2008.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The Company has recorded a loss contingency for this guarantee of $7 million reflected in other liabilities in the accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively.

Also in connection with the acquisition of the Le Méridien brand in November 2005, the Company was indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity, which is a partnership that includes certain subsidiaries of Lehman Brothers. Following Lehman Brothers’ bankruptcy filing, the Company evaluated the hotels partially owned and funded by Lehman Brothers and does not expect that the financial difficulties facing Lehman Brothers will have a material adverse impact on the Company’s results of operations. At this time, the Company believes that it is unlikely that it will have to fund any of these liabilities.

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

Note 21.	Subsequent Events

On October 31, 2008, two transactions involving the sale of four hotels that were held for sale at September 30, 2008 were finalized and cash proceeds of $305 million were received by the Company. In connection with the closing of the sale of three of these hotels, the maturity date of one of the Company’s international revolving credit facilities was accelerated. The Company paid the balance outstanding under such facility of $33 million and the availability under the facility of $38 million expired. Also, in October 2008 the Company borrowed $215 million under its domestic revolving credit facilities to be used for general corporate purposes.

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

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of September 30, 2008 and December 31, 2007 is $638 million and $536 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $83 million to the liability at September 30, 2008.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2008 and 2007.

Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels and, in 2007 and 2008, we sold or closed 13 wholly-owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the three and nine months ending September 30, 2008 were $575 million and $1.755 billion, respectively, compared to $605 million and $1.798 billion, respectively, for the same periods of 2007 (total revenues from our owned, leased and consolidated joint venture hotels in North America were $350 million and $1.100 billion for the three and nine months ending September 30, 2008, compared to $381 million and $1.180 billion for same periods in 2007). The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2008 (with comparable data for 2007):

Top Five Metropolitan Areas in the United States as a% of Total
Owned Revenues for the Three Months Ended September 30, 2008
with Comparable Data for the Same Period in 2007(1)

Metropolitan Area	2008 Revenues	2007 Revenues

New York, NY	12.6%	12.2%
San Francisco, CA	5.8%	5.2%
Chicago, IL	4.4%	4.4%
Maui, HI	4.4%	4.9%
Boston, MA	4.2%	3.8%

Top Five Metropolitan Areas in the United States as a% of Total
Owned Revenues for the Nine Months Ended September 30, 2008
with Comparable Data for the Same Period in 2007(1)

Metropolitan Area	2008 Revenues	2007 Revenues

New York, NY	12.7%	12.1%
Phoenix, AZ	5.7%	5.7%
San Francisco, CA	5.6%	5.1%
Maui, HI	4.5%	4.6%
Chicago, IL	3.9%	3.7%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2008 with comparable data for 2007:

Top Five International Markets as a% of Total
Owned Revenues for the Three Months Ended September 30, 2008
with Comparable Data for the Same Period in 2007(1)

International Market	2008 Revenues	2007 Revenues

Italy	10.5%	10.7%
Canada	8.9%	8.1%
Australia	5.0%	4.3%
Mexico	4.4%	4.1%
United Kingdom	3.8%	3.8%

Top Five International Markets as a% of Total Owned
Revenues for the Nine Months Ended September 30, 2008
with Comparable Data for the Same Period in 2007(1)

International Market	2008 Revenues	2007 Revenues

Canada	9.0%	7.7%
Italy	8.9%	8.9%
Mexico	5.3%	5.2%
Australia	4.9%	4.1%
United Kingdom	3.4%	3.4%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $1.535 billion in the three months ended September 30, 2008, a decrease of $5 million when compared to the corresponding period in 2007. Revenues from our owned, leased and consolidated joint venture hotels decreased to $575 million for the three months ended September 30, 2008 when compared to $605 million in the corresponding period of 2007. Management fees, franchise fees and other income increased to $218 million for the three months ended September 30, 2008 when compared to $213 million in the corresponding period of 2007 while vacation ownership and residential revenues decreased 11.0% to $226 million for the three months ended September 30, 2008 when compared to $254 million in the corresponding period of 2007. Other revenues from managed and franchised properties increased $48 million to $516 million for the three months ended September 30, 2008 when compared to $468 million in the corresponding period of 2007.

Revenues from owned, leased and consolidated joint venture hotels were impacted by lost revenues from nine wholly-owned hotels sold or closed since the beginning of the third quarter of 2007. These hotels had revenues of $29 million in the three months ended September 30, 2007. Revenues at our Same-Store Owned Hotels (66 hotels for the three months ended September 30, 2008 and 2007, excluding 13 hotels sold or closed and nine hotels undergoing significant repositionings or without comparable results in 2008 and 2007) decreased 0.6%, or $3 million, to $525 million for the three months ended September 30, 2008 when compared to $528 million in the same period of 2007 due primarily to a decrease in REVPAR. REVPAR at our Same-Store Owned Hotels decreased 0.2% to $169.54 for the three months ended September 30, 2008 when compared to the corresponding 2007 period. The decrease in REVPAR at these Same-Store Owned Hotels was due to a decrease in occupancy rates to 73.6% in the three months ended September 30, 2008 when compared to 75.1% in the same period in 2007, offset by a 1.7% increase in the average daily rate (“ADR”) to $230.29 for the three months ended September 30, 2008 compared to $226.43 for the corresponding 2007 period. REVPAR at Same-Store Owned Hotels in North America decreased 1.2% for the three months ended September 30, 2008 when compared to the same period of 2007 as these hotels were impacted by the financial crisis and economic turmoil in the United States and globally. REVPAR growth was, however, strong at our owned hotels in Aspen, Colorado, Los Angeles, California and San Francisco, California. REVPAR at our international Same-Store Owned Hotels increased by 1.5% for the three months ended September 30, 2008 when compared to the corresponding period of 2007. REVPAR for Same-Store Owned Hotels internationally, which were also impacted by the global financial crisis, decreased 6.9% using constant dollars.

The increase in management fees, franchise fees and other income of $5 million was primarily a result of a $3 million increase in management and franchise revenue to $184 million for the three months ended September 30, 2008 due to a slight increase in REVPAR growth at existing hotels under management and the addition of new managed and franchised hotels. During the third quarter of 2008, 35 new hotels and resorts entered the system partially offset by seven properties removed from the system. Other income increased $2 million in the three months ended September 30, 2008 when compared to the corresponding period of 2007 primarily due to favorable results in our insurance programs.

The decrease in vacation ownership and residential sales and services revenue of $28 million was partially due to the timing of revenue recognition from ongoing projects under construction which are being accounted for under percentage of completion accounting. Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 29.5% in the three months ended September 30, 2008 when compared to the same period in 2007, primarily due to the sellout of our Westin Ka’anapali Ocean Resort North in Maui and an overall decline in demand. The average price per vacation ownership unit sold decreased 25.4% to approximately $19,000, driven by a higher sales mix of lower priced inventory, including a higher percentage of biennial inventory in Hawaii. The number of contracts signed decreased 6.1% when compared to 2007. The decline in the vacation ownership business was partially offset by strong results in our residential branding business. Residential revenues increased $41 million to $43 million in the three months ended September 30, 2008, when compared to $2 million in the corresponding period in 2007. Residential fees in the 2008 period include license fees in connection with the St. Regis Singapore Residences, which opened in the third quarter of 2008. Residential fees in the third quarter of 2008 also include a non-refundable license fee received in connection with a St. Regis project currently under development.

Other revenues and expenses from managed and franchised properties increased to $516 million from $468 million for the three months ended September 30, 2008 and 2007, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements were made based upon the costs incurred with no added margin, these revenues and corresponding expenses had no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $113 million in the three months ended September 30, 2008 when compared to $115 million in the corresponding period in 2007. The decrease was primarily due to our continued focus on reducing our cost structure.

In the third quarter, we completed the first phase of our overhead cost reduction program, making significant reductions across several corporate departments. We anticipate completing the review of the other functional areas, and implementing reductions in those areas by the end of the first quarter of 2009.

Restructuring and Other Special Charges (Credits), Net.  During the third quarter of 2008, we recorded a $22 million charge in connection with our ongoing initiative of rationalizing our cost structure in light of the decline in growth in our business units. The charge primarily related to costs associated with the closure of a vacation ownership call center and two sales centers as well as severance costs associated with the reduction in force at our corporate offices.

During the three months ended September 30, 2007, we recorded a charge of $1 million primarily related to a charge for property, plant and equipment and inventory that was not salvageable at Bal Harbour.

Depreciation and Amortization.  Depreciation expense increased $1 million to $73 million during the three months ended September 30, 2008 when compared to $72 million in the corresponding period of 2007. Amortization expense increased to $10 million in the three months ended September 30, 2008 when compared to $7 million in the corresponding period of 2007. The increase was primarily due to the amortization of our investments in new management agreements.

Operating Income.  Operating income decreased 15.0% or $37 million to $209 million for the three months ended September 30, 2008 when compared to $246 million in the corresponding period in 2007, primarily due to the restructuring charge of $22 million in 2008, and a decrease in owned, leased and consolidated joint venture hotels revenue discussed earlier.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures decreased to $3 million for the three months ended September 30, 2008 when compared to $8 million in the same period of 2007. The decrease is primarily due to a charge related to a change in the tax law during the three months ended September 30, 2008 that impacts a foreign joint venture in which we hold a minority interest and the recognition of business interruption insurance revenue by a joint venture in 2007.

Net Interest Expense.  Net interest expense increased to $48 million for the three months ended September 30, 2008 when compared to $40 million in the same period of 2007, primarily due to increased borrowings to fund our share repurchase program. Our weighted average interest rate was 5.73% at September 30, 2008 compared to 6.83% at September 30, 2007.

Gain (Loss) on Asset Dispositions and Impairments, Net.  During the three months ended September 30, 2008, we recorded losses of $16 million primarily related to the impairment of two separate investments in which we held a minority interest, offset, in part, by a gain of approximately $4 million on the sale of one wholly-owned hotel for $15 million in cash.

During the third quarter of 2007, we recorded a net loss of approximately $23 million, of which $21 million was related to the impairment of two hotels classified as held for sale.

Income Tax Expense.  We recorded income tax expense of $38 million in the three months ended September 30, 2008 compared to expense of $61 million in the three months ended September 30, 2007. The decrease in income tax expense of $23 million is primarily related to lower pretax income in 2008 in addition to tax benefits on the utilization of capital loss carry forwards in 2008. As a result, the effective income tax rate for continuing operations for the three months ended September 30, 2008 was 24.7% compared to 33.0% in the corresponding period of 2007.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $4.574 billion in the nine months ended September 30, 2008, an increase of $31 million when compared to the corresponding period of 2007. Revenues from our owned, leased and consolidated joint venture hotels decreased to $1.755 billion for the nine months ended September 30, 2008 when compared to $1.798 billion in the corresponding period of 2007. Management fees, franchise fees and other income increased 7.2% to $642 million for the nine months ended September 30, 2008 when compared to $599 million in the corresponding period of 2007, while vacation ownership and residential revenues decreased 19.3% to $613 million for the nine months ended September 30, 2008 when compared to $760 million in the corresponding period of 2007. Other revenues from managed and franchised properties increased $178 million to $1.564 billion for the nine months ended September 30, 2008 when compared to $1.386 billion in the corresponding period of 2007.

Revenues from owned, leased and consolidated joint venture hotels were impacted by lost revenues from 13 wholly-owned hotels sold or closed in 2007 and 2008. These hotels had revenues of $125 million in the nine months ended September 30, 2007. The decrease in revenues from sold hotels was partially offset by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (66 hotels for the nine months ended September 30, 2008 and 2007, excluding 13 hotels sold or closed and nine hotels undergoing significant repositionings or without comparable results in 2008 and 2007) increased 4.2%, or $66 million, to $1.619 billion for the nine months ended September 30, 2008 when compared to $1.553 billion in the same period of 2007 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 5.1% to $172.14 for the nine months ended September 30, 2008 when compared to the corresponding 2007 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to a 5.6% increase in ADR to $238.20 for the nine months ended September 30, 2008 compared to $225.62 for the corresponding 2007 period and a slight decrease in occupancy rates to 72.3% in the nine months ended September 30, 2008 when compared to 72.6% in the same period in 2007. REVPAR at Same-Store Owned Hotels in North America increased 3.8% for the nine months ended September 30, 2008 when compared to the same period of 2007. REVPAR growth was particularly strong at our owned hotels in New Orleans, Louisiana, Los Angeles, California, Aspen, Colorado, San Francisco, California, and Boston, Massachusetts. REVPAR at our international Same-Store Owned Hotels, increased by 7.4% for the nine months ended September 30, 2008 when compared to the same period of 2007. REVPAR for Same-Store Owned Hotels internationally decreased 2.3% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $43 million was primarily a result of a $46 million increase in management and franchise revenue to $537 million for the nine months ended September 30, 2008, when compared to the corresponding period in 2007, due to growth in REVPAR of existing hotels under management and the addition of new managed and franchised hotels. During the nine months ended September 30, 2008, 63 new hotels and resorts entered the system partially offset by 26 properties removed from the system. Other income decreased $3 million primarily due to the inclusion, in the nine months ended 2007, of income of $18 million from our carried interest in a managed hotel that was sold in January 2007, offset by revenue recognition of $12 million related to four separate transactions and favorable results in our insurance programs of $3 million.

The decrease in vacation ownership and residential sales and services revenue of $147 million was partially due to the revenue recognition from ongoing projects under construction which are being accounted for under percentage of completion accounting. Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 20.9% in the nine months ended September 30, 2008 when compared to the same period in 2007, primarily due to the sellout of our Westin Ka’anapali Ocean Resort North in Maui and an overall decline in demand. The average price per vacation ownership unit sold decreased 19.2% to approximately $21,000, driven by a higher sales mix of lower priced inventory, including a higher percentage of biennial inventory in Hawaii. The number of contracts signed decreased 2.2% when compared to 2007. Residential revenues, increased $35 million to $47 million in the nine months ended September 30, 2008, compared to $12 million in the prior year. Residential fees in 2008 include license fees in connection with the St. Regis Singapore Residences, which opened in September 2008, and a non-refundable license fee received in 2008 in connection with a St. Regis project currently under development.

Other revenues and expenses from managed and franchised properties increased to $1.564 billion from $1.386 billion for the nine months ended September 30, 2008 and 2007, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses had no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $381 million in the nine months ended September 30, 2008 when compared to $359 million in the same period in 2007. The increase was primarily due to the impact of foreign currency exchange rates and the following three items that benefited 2007: the reversal of workers compensation reserves, the reversal of a performance guarantee liability that was eliminated, and the reversal of a litigation reserve as a result of a favorable outcome to us.

In the third quarter of 2008, we completed the first phase of our overhead cost reduction program, making significant reductions across several corporate departments. We anticipate completing the review of the other functional areas, and implementing reductions in those areas by the end of the first quarter of 2009.

Restructuring and Other Special Charges (Credits), Net.  During the nine months ended September 30, 2008, we recorded a $32 million charge in connection with our ongoing initiative of rationalizing our cost structure in light of the decline in growth in our business units. The organizational structure of the hotel segment was revised to integrate previously autonomous functions. In the Vacation Ownership segment, three call centers and six sales centers were closed. Additionally, we recorded $2 million in charges for further demolition costs related to Bal Harbour, which is being redeveloped as a St. Regis hotel along with branded residences and fractional units.

During the nine months ended September 30, 2007, we recorded $48 million in net restructuring and other special charges primarily related to accelerated depreciation of Bal Harbour’s property, plant and equipment due to our redevelopment of that hotel. We demolished the hotel and are developing a St. Regis hotel along with branded residences and fractional units. Bal Harbour was closed for business on July 1, 2007, and the majority of its employees were terminated.

Depreciation and Amortization.  Depreciation expense increased $10 million to $216 million during the nine months ended September 30, 2008 compared to $206 million in the corresponding period of 2007. The increase was due to an increase in capital spending on our owned hotels partially offset by the impact of hotels sold or held for sale. Amortization expense increased to $26 million in the nine months ended September 30, 2008 compared to $20 million in the corresponding period of 2007. The increase was primarily due to the amortization of our investments in new management agreements.

Operating Income.  Operating income decreased 10.1% or $62 million to $554 million for the nine months ended September 30, 2008 when compared to $616 million in the same period in 2007, primarily due to the decrease in vacation ownership and residential sales and services discussed earlier partially offset by an increase in management fees and license fees also discussed earlier.

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net.  Equity earnings and gains and losses from unconsolidated joint ventures decreased to $14 million for the nine months ended September 30, 2008 from $54 million in the same period of 2007 primarily due to a $27 million gain, in 2007, from the sale of several hotels in a joint venture in which we held a minority interest.

Net Interest Expense.  Net interest expense increased to $150 million for the nine months ended September 30, 2008 as compared to $108 million in the same period of 2007, primarily due to increased borrowings to fund our share repurchase program. Our weighted average interest rate was 5.73% at September 30, 2008 compared to 6.83% at September 30, 2007.

Gain (Loss) on Asset Dispositions and Impairments, Net.  During the nine months ended September 30, 2008, we recorded losses of $16 million primarily related to the impairment of two separate investments in which we held minority interests, offset, in part, by a gain of $4 million on the sale of one wholly-owned hotel for $15 million in cash.

During the nine months ended September 30, 2007, we recorded a net loss of approximately $20 million composed of $14 million of net gains primarily on the sale of assets in which we held a minority interest and a gain of $6 million as a result of insurance proceeds received in 2007 for property damage caused by storms at two owned hotels in prior years. These gains were offset, in part, by a net loss of $17 million on the sale of four wholly-owned hotels and the impairment of $21 million on two hotels held for sale.

Income Tax Expense.  We recorded income tax expense of $106 million in the nine months ended September 30, 2008 compared to an expense of $145 million in the nine months ended September 30, 2007. The decrease of $39 million of income tax expense is primarily related to a lower pretax income partially offset by certain one time benefits of $10 million in 2007, primarily related to the the utilization of foreign tax credits. The effective income tax rate for continuing operations for the nine months ended September 30, 2008 was 26.1% compared to 30.3% in the corresponding period of 2007.

Discontinued Operations

For the nine months ended September 30, 2008, we recorded $49 million in income tax expense in discontinued operations primarily as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of our businesses several years ago.

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

The following table summarizes REVPAR(1), ADR and occupancy for our Same-Store Owned Hotels for the three and nine months ended September 30, 2008 and 2007. The results for the three and nine months ended September 30, 2008 and 2007 represent results for 66 owned, leased and consolidated joint venture hotels (excluding 13 hotels sold or closed and nine hotels undergoing significant repositionings or without comparable results in 2008 and 2007).

	Three Months Ended
	September 30,
	2008	2007	Variance

Worldwide (66 hotels with approximately 21,800 rooms)
REVPAR	$169.54	$169.96	(0.2)%
ADR	$230.29	$226.43	1.7%
Occupancy	73.6%	75.1%	(1.5)
North America (35 hotels with approximately 13,400 rooms)
REVPAR	$175.45	$177.63	(1.2)%
ADR	$222.82	$223.25	(0.2)%
Occupancy	78.7%	79.6%	(0.9)
International (31 hotels with approximately 8,400 rooms)
REVPAR	$160.29	$157.90	1.5%
ADR	$244.32	$232.27	5.2%
Occupancy	65.6%	68.0%	(2.4)

	Nine Months Ended
	September 30,
	2008	2007	Variance

Worldwide (66 hotels with approximately 21,800 rooms)
REVPAR	$172.14	$163.85	5.1%
ADR	$238.20	$225.62	5.6%
Occupancy	72.3%	72.6%	(0.3)
North America (35 hotels with approximately 13,400 rooms)
REVPAR	$177.54	$171.11	3.8%
ADR	$235.71	$226.48	4.1%
Occupancy	75.3%	75.6%	(0.3)
International (31 hotels with approximately 8,400 rooms)
REVPAR	$163.63	$152.38	7.4%
ADR	$242.59	$224.12	8.2%
Occupancy	67.4%	68.0%	(0.6)

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

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

Cash Used for Investing Activities

Gross capital spending during the nine months ended September 30, 2008 included approximately $190 million in renovations of our wholly-owned hotel assets including construction capital at the Sheraton Suites Philadelphia, Sheraton Steamboat Resort, Sheraton Fiji Resort, W Times Square, Aloft Philadelphia, Aloft Lexington and Element Lexington. Investment spending on gross VOI inventory was $304 million, which was offset by cost of sales of $111 million associated with VOI sales. The inventory spend included VOI construction at the Sheraton Vistana Villages in Orlando, the Westin St. John Resort and Villas in the Virgin Islands, the Westin Riverfront Resort in Avon, the Westin Nanea Ocean Resort Villas in Maui, the Westin Desert Willow Villas in Palm Desert, and the Westin Lagunamar Ocean Resort in Cancun, as well as construction costs at the St. Regis Bal Harbour Resort in Miami Beach.

In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $33 million at September 30, 2008. We evaluate these loans for impairment, and at September 30, 2008, believe these loans are collectible. Unfunded loan commitments aggregating $61 million were outstanding at September 30, 2008, of which $2 million are expected to be funded in the next twelve months and $46 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $120 million of equity and other potential contributions associated with managed or joint venture properties, $55 million of which is expected to be funded in the next twelve months.

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

During 2008, we entered into an agreement with a third party to manage the redevelopment of Bal Harbour. The agreement calls for certain base and incentive fees to be paid to the third party, and for the third party to provide a guaranteed maximum price and firm completion dates which are subject to modification under certain circumstances prescribed in the agreement. The agreement can be terminated at our option; however, upon such termination we would be required to pay the costs of the work completed plus a termination fee calculated, depending on the time of the termination, as either a percentage of incurred costs or a percentage of the base fee. As of September 30, 2008, if we terminated this agreement, the amounts owed under the termination provision would not be significant.

During 2008, we entered into an agreement to guarantee certain obligations of our captive insurance company for up to $7.5 million. No amounts have been funded on this obligation.

Surety bonds issued on our behalf as of September 30, 2008 totaled $90 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of September 30, 2008, excluding the Le Méridien management agreement mentioned below, we had six management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under these performance guarantees in 2008.

In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, we have estimated our exposure under this guarantee and do not anticipate that payments made under the guarantee will be significant in any single year. We have recorded a loss contingency of $7 million, which is reflected in other liabilities in the accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007.

Also in connection with the acquisition of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity, which is a partnership that includes certain subsidiaries of Lehman Brothers. Following Lehman Brothers’ bankruptcy filing, we evaluated the hotels partially owned and funded by Lehman Brothers and do not expect that the financial difficulties facing Lehman Brothers will have a material adverse impact on our results of operations. At this time, we believe that it is unlikely that we will have to fund any of these liabilities.

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

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, through the issuance of additional equity or debt securities and from cash generated from operations. As previously discussed, we are in the process of redeveloping Bal Harbour. Although development costs have not been finalized, this project will require significant funding from us over the next two to three years.

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

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of September 30, 2008:

	Amount
	Outstanding at	Interest Rate at	Average
	September 30, 2008(a)	September 30, 2008	Maturity
	(Dollars in millions)		(In years)

Floating Rate Debt
Senior Credit Facilities
Revolving Credit Facilities	$288	3.71%	2.1
Term Loans	1,375	3.69%	1.6
Mortgages and Other	36	5.80%	1.3

Total/Average	$1,699	3.74%	1.6

Fixed Rate Debt
Senior Notes	$2,249	7.14%	5.6
Mortgages and Other	126	7.52%	9.6

Total/Average	$2,375	7.16%	5.8

Total Debt
Total Debt and Average Terms	$4,074	5.73%	4.1

(a)	Excludes approximately $601 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

Fiscal 2008 Developments.  Due to the current credit liquidity crisis, we evaluated the commitments of each of the lenders in our revolving credit facilities. Based on this review, we do not anticipate any issues regarding the availability of funds under the revolving credit facilities.

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

In the second quarter of 2008, we borrowed approximately $66 million under an international revolving credit facility. The interest rate is Euribor + 0.50%, and the maturity date is the earlier of May 2009 or the closing date of the sale of three properties by us which are already under contract.

Other.  At September 30, 2008, we had approximately $541 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $328 million at September 30, 2008, including $201 million of short-term and long-term restricted cash), available borrowings under the Revolving Credit Facilities and other bank credit facilities (approximately $1.589 billion at September 30, 2008 which includes $78 million from international revolving lines of credit), and capacity for additional borrowings will be adequate to meet anticipated requirements for dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our continuing business will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

On October 31, 2008, two transactions involving the sale of four hotels that were held for sale at September 30, 2008 were finalized and we received cash proceeds of $305 million. In connection with the sale of three of these hotels, the maturity date of one of our international revolving credit facilities was accelerated. We paid the outstanding balance of $33 million under this facility and the availability of $38 million under this facility expired. Also, in October 2008 we borrowed $215 million under our domestic revolving credit facilities to be used for general corporate purposes. As of October 31, 2008, as a result of these transactions, our cash increased $487 million and our availability under our revolving credit facilities was $1.332 billion.

We maintain non-U.S. dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the nine months ending September 30, 2008, there was no effect on debt for changes in foreign currency exchange rates. During the first quarter of 2008, we terminated our outstanding interest rate swap agreements, resulting in a gain of $0.4 million.

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

We had the following commercial commitments outstanding as of September 30, 2008 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$112	$112	$—	$—	$—

We repurchased 13.6 million Corporation Shares for an average price of $43.72 per share in the open market during the nine months ended September 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the three and nine months ended September 2008, we entered into forward contracts to manage foreign exchange risk in forecasted transactions based on foreign currencies. These forward contracts have been designated as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and their change in fair value is recorded as a component of other comprehensive income. The fair value of these contracts has been recorded as an asset of $5.2 million at September 30, 2008. The notional dollar amount of the outstanding Euro and Canadian forward contracts is $58 million and $6 million, with average exchange rates of 1.5 and 1.0, respectively, with terms of primarily less than one year.

We enter into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts do not qualify as hedges under the provisions of SFAS No. 133, and their change in fair value is recorded in our consolidated statement of income. The fair value of these contracts has been recorded as an asset of $1 million at September 30, 2008 and December 31, 2007.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At September 30, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We repurchased the following Corporation Shares during the three months ended September 30, 2008:

				Maximum Number (or
				Approximate Dollar
	Total		Total Number of Shares	Value) of Shares that
	Number of	Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	for Share	Plans or Programs	Programs (in millions)

July	900,000	$35.40	900,000	$102
August	2,795,900	$36.52	2,795,900	$—
September	—	$—	—	$—

Total	3,695,900	$36.25	3,695,900

In November 2007, the Board of Directors authorized the repurchase of up to $1 billion of Share repurchases under our existing Share repurchase authorization. As of September 30, 2008, no repurchase capacity remained available under our share repurchase authorization.

Item 6.	Exhibits.

10.1	Separation Agreement and Mutual General Release of Claims, effective as of August 31, 2008, between the Corporation and Matthew Ouimet.(1)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer(1)

(1)	Filed herewith.

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

Date: November 5, 2008