Form 10-K
period 2008-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2009-02-27
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the Registrant’s voting and non-voting common equity (for purposes of this Annual Report only, includes all Shares other than those held by the Registrant’s Directors and executive officers) was $7,447,019,328.

As of February 20, 2009, the Corporation had outstanding 182,443,016 shares of common stock.

For information concerning ownership of Shares, see the Proxy Statement for the Company’s Annual Meeting of Stockholders that is currently scheduled for May 6, 2009 (the “Proxy Statement”), which is incorporated by reference under various Items of this Annual Report.

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

Sheraton®  (luxury and upscale full-service hotels, resorts and residences) is our largest brand serving the needs of luxury and upscale business and leisure travelers worldwide. We offer the entire spectrum of comfort. From full-service hotels in major cities to luxurious resorts by the water, Sheraton can be found in the most sought-after cities and resort destinations around the world. Every guest at Sheraton hotels and resorts feels a warm and welcoming connection, the feeling you have when you walk into a place and your favorite song is playing — a sense of comfort and belonging. Our most recent innovation, the Link@Sheratonsm with Microsoft, encourages hotel guests to come out of their rooms to enjoy the energy and social opportunities of traveling. At Sheraton, we help our guests connect to what matters most to them, the office, home and the best spots in town.

Four Points®  (select-service hotels) delights the self-sufficient traveler with a new kind of comfort, approachable style and spirited, can-do service — all at the honest value our guests deserve. Our guests start their day feeling energized and finish up relaxed and free to enjoy little indulgences that make their time away from home special.

Aloft(sm)  (select-service hotels), a brand introduced in 2005 with the first hotel opened in 2008, provides new heights, an oasis where you least expect it, a spirited neighborhood outpost, a haven at the side of the road. Bringing a cozy harmony of modern elements to the classic American on-the-road tradition, Aloft offers a sassy, refreshing, ultra effortless alternative for both the business and leisure traveler. Fresh, fun, and fulfilling, Aloft is an experience to be discovered and rediscovered, destination after destination, as you ease on down the road.

Element(SM)  (extended stay hotels), a brand introduced in 2006 with the first hotel opened in 2008, provides a modern, upscale and intuitively designed hotel experience that allows guests to live well and feel in control. Inspired by Westin, Element hotels promote balance through a thoughtful, upscale environment. Decidedly modern with an emphasis on nature, Element is intuitively constructed with an efficient use of space that encourages guests to stay connected, feel alive, and thrive while they are away. Primarily all Element hotels are LEED certified, depicting the importance of the environment in today’s world.

Through our brands, we are well represented in most major markets around the world. Our operations are reported in two business segments, hotels and vacation ownership and residential operations.

Our revenue and earnings are derived primarily from hotel operations, which include management and other fees earned from hotels we manage pursuant to management contracts, the receipt of franchise and other fees and the operation of our owned hotels.

Our hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. We seek to acquire interests in, or management or franchise rights with respect to properties in this segment. At December 31, 2008, our hotel portfolio included owned, leased, managed and franchised hotels totaling 942 hotels with approximately 285,000 rooms in approximately 100 countries, and is comprised of 69 hotels that we own or lease or in which we have a majority equity interest, 436 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 437 hotels for which we receive franchise fees.

Our revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling vacation ownership interests (“VOIs”) in the resorts and providing financing to customers who purchase such interests. Generally these resorts are marketed under the brand names described above. Additionally, our revenues and earnings are derived from the development, marketing and selling of residential units at mixed use hotel projects owned by us as well as fees earned from the marketing and selling of residential units at mixed use hotel projects developed by third-party owners of hotels operated under our brands. At December 31, 2008, we had 26 owned vacation ownership resorts and residential properties, including sites held for development, in the United States, Mexico, and the Bahamas.

Due to the global economic crisis and its impact on the long-term growth outlook for the timeshare industry, during the fourth quarter of 2008 we evaluated all of our existing vacation ownership projects, as well as land held for future vacation ownership projects. We have thereby decided not to pursue or continue development of several projects, the most significant of which are two projects in Mexico and the Caribbean.

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

For a discussion of our revenues, profits, assets and geographical segments, see the notes to financial statements of this Annual Report. For additional information concerning our business, see Item 2 Properties, of this Annual Report.

Competitive Strengths

Management believes that the following factors contribute to our position as a leader in the lodging and vacation ownership industry and provide a foundation for our business strategy:

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

Frequent Guest Program.  Our loyalty program, Starwood Preferred Guest® (“SPG”), made headlines when it launched in 1999 with a breakthrough policy of no blackout dates and no capacity controls, allowing members to redeem free nights anytime, anywhere. Since then, the program has grown to include more than 47 million members and continues to be cited for its hassle-free award redemption, outstanding customer service, dedicated member website and innovative promotions and benefits for elite members. The program yields repeat guest business by uniting a world of distinctive hotels and rewarding customers with the rewards and recognition they want — from points that can be used for free hotel stays, indulgent experiences and airline miles with 33 participating airlines.

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

Premier and Distinctive Properties.  We operate a distinguished and diversified group of hotel properties throughout the world, including the St. Regis in New York, New York; The Phoenician in Scottsdale, Arizona; the Hotel Gritti Palace in Venice, Italy; and the St. Regis in Beijing, China. These are among the leading hotels in the industry and are at the forefront of providing the highest quality and service. Our properties are consistently recognized as the best of the best by readers of Condé Nast Traveler, who are among the world’s most sophisticated and discerning group of travelers.

Scale.  As one of the largest hotel and leisure companies focusing on the luxury and upscale full-service lodging market, we have the scale to support our core marketing and reservation functions. We also believe that our scale will contribute to lower our cost of operations through purchasing economies in areas such as insurance, energy, telecommunications, technology, employee benefits, food and beverage, furniture, fixtures and equipment and operating supplies. We feel we are well-positioned for further significant growth based on the number of hotels and rooms in our system. We currently have approximately half of the base of rooms compared to our major competitors, and as a result, as we increase our room count, our economies of scale should provide a favorable impact to our operations given our existing cost structure.

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

We derive our cash flow from multiple sources within our hotel and vacation ownership and residential segments, including owned hotels’ operations, management and franchise fees and the sale of VOIs, residential units and residential branding fees. These operations are in geographically diverse locations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2008:

	Number of
	Properties	Rooms

Managed and unconsolidated joint venture hotels	436	149,900
Franchised hotels	437	111,300
Owned hotels(a)	69	23,600
Vacation ownership resorts and residential properties	26	7,200

Total properties	968	292,000

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of
	Properties	Rooms

North America (and Caribbean)	512	169,600
Europe, Africa and the Middle East	254	62,000
Asia Pacific	143	47,700
Latin America	59	12,700

Total	968	292,000

Business Segment and Geographical Information

Incorporated by reference in Note 24. Business Segment and Geographical Information, in the consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

Business Strategy

We have implemented a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. In furtherance of this strategy, since 2006, we have sold 56 hotels for approximately $5 billion, including 33 properties to Host in 2006, for approximately $4.1 billion in stock, cash and debt assumption. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements; developing vacation ownership resorts and selling VOIs; and investing in real estate assets where there is a strategic rationale for doing so, which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global assets, broad customer base and other resources and by taking advantage of our scale to reduce costs. The implementation of our strategy and financial planning are impacted by the uncertainty relating to geopolitical and economic environments around the world and their consequent impact on travel in their respective regions and the rest of the world.

Growth Opportunities.  Management has identified several growth opportunities with a goal of enhancing our operating performance and profitability, including:

•	Continuing to build our brands to appeal to upscale business travelers and other customers seeking full-service hotels in major markets by establishing emotional connections to our brands by offering signature experiences at our properties. We plan to accomplish this in the following ways: (i) by continuing our tradition of innovation started with the Heavenly Bed® and Heavenly Bath®, the Westin Heavenly Spa, the Superfoods® menu, the Sheraton Sweet Sleepersm Bed, the Sheraton Service Promise SM and the Four Points by Sheraton Four Comfort Bed (SM), (ii) with such ideas as Westin being the first major brand to go “smoke-free” in North America, Aloft’s “see green” program created to introduce and promote ecologically friendly programs and services; our newest innovation, the Link@Sheraton(SM); and (iii) by placing Bliss® Spas, Remèdesm Spas and their branded amenities, including the Sheraton Shine® by Bliss bath product line, and upscale restaurants in certain of our branded hotels;

•	Expanding our branded hotels to further our strategy of strengthening brand identity;

•	Continuing to expand our role as a third-party manager of hotels and resorts. This allows us to expand the presence of our lodging brands and gain additional cash flow generally with modest capital commitment;

•	Franchising certain of our brands to third-party operators, including the roll out of our new brands, Aloft and Element, and licensing certain of our brands to third parties in connection with luxury residential condominiums, thereby expanding our market presence, enhancing the exposure of our hotel brands and providing additional income through franchise and license fees;

•	Expanding our internet presence and sales capabilities to increase revenue and improve customer service;

•	Continuing to grow our frequent guest program, thereby increasing occupancy rates while providing our customers with benefits based upon loyalty to our hotels, vacation ownership resorts and branded residential projects;

•	Enhancing our marketing efforts by integrating our proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

•	Increasing operating efficiencies through increased use of technology;

•	Optimizing use of our real estate assets to improve ancillary revenue, such as restaurant, beverage and parking revenue from our hotels and resorts;

•	Establishing relationships with third parties to enable us to provide attractive restaurants, programs and other amenities at our branded properties such as our partnering with Jean Georges Vongerichten and his world-class restaurant concepts, the opening of Adour with Alaine Ducasse at the St. Regis New York and establishing the LM 100, a group of cultural innovators and artists who will offer their creativity and develop original and interactive programs for Le Méridien hotels; and

•	Leveraging the Bliss and Remède product lines and distribution channels, most recently unveiling our Sheraton Shine® by Bliss bath product line.

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

Competition

The hotel industry is highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price, the ability to earn and redeem loyalty program points and other factors. Management believes that we compete favorably in these areas. Our properties compete with other hotels and resorts in their geographic markets, including facilities owned by local interests and facilities owned by national and international chains. Our principal competitors include other hotel operating companies, national and international hotel brands, and ownership companies (including hotel REITs).

We encounter strong competition as a hotel, residential, resort and vacation ownership operator and developer. While some of our competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners and develop and sell VOIs, under a variety of brands that compete directly with our brands. Our vacation ownership and residential business depends on our ability to obtain land for development of our vacation ownership and residential products and to utilize land already owned by us but used in hotel operations. Changes in the general availability of suitable land or the cost of acquiring or developing such land could adversely impact the profitability of our vacation ownership and residential business.

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

We are also required to submit certain financial and operating reports to the Nevada Commission. Further, certain loans, leases, sales of securities and similar financing transactions by us must be reported to or approved by the Nevada Commission. We have a Nevada “shelf” approval for certain public offerings that expires in November 2010.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively “Licensees”), and who proposes to become involved in a gaming operation outside the State of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of the Licensees’ participation in such foreign gaming. The revolving fund is subject to an increase or decrease in the discretion of the Nevada Commission. Once such revolving fund is established, the Licensees may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Commission provided (i) such activities are lawful in the jurisdiction where they are to be conducted; and (ii) the Licensees comply with certain reporting requirements imposed by the Nevada Act. Licensees are subject to disciplinary action by the Nevada Commission if they (i) knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation; (ii) fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations; (iii) engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or, (iv) employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability. We also manage gaming operations at the Sheraton Cairo Hotel, Towers & Casino in Gaza, Egypt.

Employees

At December 31, 2008, approximately 145,000 people were employed at our corporate offices, owned and managed hotels and vacation ownership resorts, of whom approximately 36% were employed in the United States. At December 31, 2008, approximately 37% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are satisfactory.

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

Risks Relating to Hotel, Resort, Vacation Ownership and Residential Operations

We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership and Residential Industries.  Operating risks common to the hotel and vacation ownership and residential industries include:

•	changes in general economic conditions, including the severity and duration of the current downturn in the US and global economies;

•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•	domestic and international political and geopolitical conditions;

•	travelers’ fears of exposures to contagious diseases;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	decreases in demand or increases in supply for vacation ownership interests;

•	the impact of internet intermediaries on pricing and our increasing reliance on technology;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•	changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, timeshare, privacy, licensing labor and employment, and regulations under the Office of Foreign Control and the Foreign Corrupt Practices Act.

•	disputes with owners of properties, including condominium hotels, franchisees and homeowner associations which may result in litigation;

•	the availability and cost of capital to allow us and potential hotel owners and franchisees to fund construction, renovations and investments;

•	foreign exchange fluctuations;

•	the financial condition of third-party property owners, project developers and franchisees, which may impact our ability to recover indemnity payments that may be owed to us and their ability to fund amounts required under development, management and franchise agreements and in most cases our recourse is limited to the equity value said party has in the property; and

•	the financial condition of the airline industry and the impact on air travel.

We are also impacted by our relationships with owners and franchisees. Our hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace us in certain circumstances, such as the bankruptcy of the hotel owner or franchisee, the failure to meet certain financial or performance criteria and in certain cases, upon a sale of the property. Our ability to meet these financial and performance criteria is subject to, among other things, the risks described in this section. Additionally, our operating results would be adversely affected if we could not maintain existing management, franchise or representation agreements or obtain new agreements on as favorable terms as the existing agreements.

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

The Current Slowdown in the Lodging Industry and the Global Economy Generally Will Continue to Impact Our Financial Results and Growth.  The present economic slowdown and the uncertainty over its breadth, depth and duration has had a negative impact on the hotel and vacation ownership and residential industries. Many economists have reported that the U.S. and many European countries are in a recession. Substantial increases in air and ground travel costs and decreases in airline capacity have reduced demand for our hotel rooms and interval and fractional timeshare products. Accordingly, our financial results have been impacted by the economic slowdown and both our future financial results and growth could be further harmed if the economic slowdown continues for a significant period or becomes worse. In addition, as a result of the impact on the lodging industry, we may be required to pay out on certain performance and other guarantees that are contained in our third party contracts.

Moreover, businesses participating in the Troubled Asset Relief Program (TARP) face restrictions on the ability to travel and hold conferences or events at resorts and luxury hotels. The negative publicity associated with such companies holding large events has also resulted in cancelations and reduced bookings. New or revised regulations on businesses participating in the TARP and the negative publicity associated with conferences and events could continue to impact our financial results.

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

We Must Compete for Management and Franchise Agreements.  Our present growth strategy for development of additional lodging facilities entails entering into and maintaining various arrangements with property owners. We compete with other hotel companies for management and franchise agreements. The terms of our management agreements, franchise agreements, and leases for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today. In connection with entering into management or franchise agreements, we may be required to make investments in or guarantee the obligations of third parties or guarantee minimum income to third parties.

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

Our Businesses Are Capital Intensive.  For our owned, managed and franchised properties to remain attractive and competitive, the property owners and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent the property owners and we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. In addition, to maintain our vacation ownership business and residential projects, we need to spend money to develop new units. Events over the past few months, including the failures and near failures of financial services companies and the decrease in liquidity and available capital have negatively impacted the capital markets for hotel and real estate investments. Accordingly, our financial results have been impacted by the cost and availability of funds and the carrying cost of VOI and residential inventory.

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

In addition, existing environmental laws and regulations may be revised or new laws and regulations related to global climate change, air quality, or other environmental and health concerns may be adopted or become applicable to the Company. For example, legislative proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered in Congress. Some states are also considering or have undertaken actions to regulate and reduce greenhouse gas emissions. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our hotels and/or result in significant additional expense and operating restrictions on us. The cost impact of such legislation, regulation, or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time.

International Operations Are Subject to Special Political and Monetary Risks.  We have significant international operations which as of December 31, 2008 included 254 owned, managed or franchised properties in Europe, Africa and the Middle East (including 17 properties with majority ownership); 59 owned, managed or franchised properties in Latin America (including 10 properties with majority ownership); and 143 owned, managed or franchised properties in the Asia Pacific region (including 4 properties with majority ownership).

International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the risk of war, terrorism, civil unrest, expropriation and nationalization as well as the impact in cases in which there are inconsistencies between U.S. law and the laws of an international jurisdiction. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various other international jurisdictions have laws limiting the ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the 6 properties we owned as of December 31, 2008, our international properties are geographically diversified and are not concentrated in any particular region.

Risks Relating to Operations in Syria

During fiscal 2008, Starwood subsidiaries generated approximately $4 million of revenue from management and other fees from hotels located in Syria, a country that the United States has identified as a state sponsor of terrorism. This amount constitutes significantly less than 1% of our worldwide annual revenues. The United States does not prohibit U.S. investments in, or the exportation of services to, Syria, and our activities in that country are in full compliance with U.S. and local law. However, the United States has imposed limited sanctions as a result of Syria’s support for terrorist groups and its interference with Lebanon’s sovereignty, including a prohibition on the exportation of U.S.-origin goods to Syria and the operation of government-owned Syrian air carriers in the United States except in limited circumstances. The United States may impose further sanctions against Syria at any time for foreign policy reasons. If so, our activities in Syria may be adversely affected, depending on the nature of any further sanctions that might be imposed. In addition, our activities in Syria may reduce demand for our stock among certain investors.

Debt Financing

As a result of our debt obligations, we are subject to: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest, (ii) restrictive covenants, including covenants relating to certain financial ratios and (iii) interest rate risk. Although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancings will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us and (ii) a substantial decrease in operating cash flow, EBITDA (as defined in our credit agreements) or a substantial increase in our expenses could make it difficult for us to meet our debt service requirements and restrictive covenants and force us to sell assets and/or modify our operations.

In order to fund new hotel investments, as well as refurbish and improve existing hotels, both we and current and potential hotel owners must have access to capital. The availability of funds for new investments and maintenance of existing hotels depends in large measure on capital markets and liquidity factors over which we have little control. Recent events have made the capital markets increasingly volatile. As a result, many current and prospective hotel owners are finding hotel financing to be increasingly expensive and difficult to obtain. Delays, increased costs and other impediments to restructuring such projects may affect our ability to realize fees, recover loans and guarantee advances, or realize equity investments from such projects. Our ability to recover loans and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to raise new capital. In addition, downgrades of our public debt ratings by rating agencies could increase our cost of capital. A breach of a covenant could result in an event of default, that, if not cured or waived, could result in an acceleration of all or a substantial portion of our debt. For a more detailed description of the covenants imposed by our credit agreements, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Used for Financing Activities in this Annual Report.

Volatility in the Credit Markets Will Continue to Adversely Impact Our Ability to Sell the Loans That Our Vacation Ownership Business Generates.  Our vacation ownership business provides financing to purchasers of our vacation ownership and fractional units, and we attempt to sell interests in those loans in the securities markets. Increased volatility in the credit markets will likely continue to impact the timing and volume of the timeshare loans that we are able to sell. Market conditions over the past year and further volatility and deterioration during the last few months may delay or even prevent 2009 sales until the markets stabilize, or prevent us from selling our vacation ownership notes entirely. Although we expect to realize the economic value of our vacation ownership note portfolio even if future note sales are temporarily or indefinitely delayed, such delays could reduce or postpone future gains and could result in either increased borrowings to provide capital to replace anticipated proceeds from such sales or reduced spending in order to maintain our leverage and return targets.

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

Acquisitions/Dispositions and New Brands

We will consider corporate as well as property acquisitions and investments that complement our business. In many cases, we will be competing for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable financial metrics than we do. There can be no assurance that we will be able to identify acquisition or investment candidates or complete transactions on commercially reasonable terms or at all. If transactions are consummated, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

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

Privacy Initiatives

We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in fines, payment of damages or restrictions on our use or transfer of data.

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

Our Board of Directors May Implement Anti-Takeover Devices and our Charter and Bylaws Contain Provisions which May Prevent Takeovers.  Certain provisions of Maryland law permit our Board of Directors, without stockholder approval, to implement possible takeover defenses that are not currently in place, such as a classified board. In addition, our charter contains provisions relating to restrictions on transferability of the Corporation Shares, which provisions may be amended only by the affirmative vote of our shareholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, our Bylaws provide that directors have the exclusive right to amend our Bylaws.

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

Our hotel business included 942 owned, managed or franchised hotels with approximately 285,000 rooms and our owned vacation ownership and residential business included 26 vacation ownership resorts and residential properties at December 31, 2008, predominantly under seven brands. All brands (other than the Four Points by Sheraton and the Aloft and Element brands) represent full-service properties that range in amenities from luxury hotels and resorts to more moderately priced hotels. We also lease three stand-alone Bliss Spas, two in New York, New York and one in London, England and have leased Bliss Spas in nine of the W Hotels. In addition, we own, lease or manage Remède Spas in four of the St. Regis hotels.

The following table reflects our hotel and vacation ownership properties, by brand as of December 31, 2008:

	Hotels		VOI and Residential(a)
	Properties	Rooms	Properties	Rooms

St. Regis and Luxury Collection	76	13,200	4	100
W	26	7,800	—	—
Westin	162	64,400	10	2,300
Le Méridien	107	27,700	—	—
Sheraton	409	143,300	8	4,500
Four Points	134	23,500	—	—
Aloft.	17	2,500	—	—
Independent / Other	11	2,400	4	300

Total	942	284,800	26	7,200

(a)	Includes sites held for development.

Hotel Business

Managed and Franchised Hotels.  Hotel and resort properties in the United States are often owned by entities that do not manage hotels or own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. Management believes that companies, such as Starwood, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management, marketing and reservation services. In 2008, we opened 84 managed and franchised hotels with approximately 20,000 rooms and 36 managed and franchised hotels with approximately 11,000 rooms left the system.

Managed Hotels.  We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide centralized reservation services and coordinate national advertising and certain marketing and promotional services. We prepare and implement annual budgets for the hotels we manage and are responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2008, we managed 436 hotels with approximately 150,000 rooms worldwide. During the year ended December 31, 2008, we generated management fees by geographic area as follows:

United States	36.1%
Asia Pacific	19.9%
Middle East and Africa	19.2%
Europe	17.5%
Americas (Latin America, Caribbean & Canada)	7.3%

Total	100.0%

Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In our experience, owners seek hotel managers that can provide attractively priced base, incentive and marketing fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand so as to align the interests of the owner and Starwood. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept, or will retain a particular management contract. During the year ended December 31, 2008, we opened 33 managed hotels with approximately 11,000 rooms, and 10 managed hotels with approximately 3,000 rooms left our system. In addition, during 2008, we signed management agreements for 71 hotels with approximately 23,000 rooms, a small portion of which opened in 2008 and the majority of which will open in the future.

Brand Franchising and Licensing.  We franchise our Sheraton, Westin, Four Points by Sheraton, Luxury Collection, Le Méridien, Aloft and Element brand names and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. We approve certain plans for, and the location of, franchised hotels and review their design. At December 31, 2008, there were 437 franchised properties with approximately 111,000 rooms operating under the Sheraton, Westin, Four Points by Sheraton, Aloft, Element, Luxury Collection and Le Méridien brands. During the year ended December 31, 2008, we generated franchise fees by geographic area as follows:

United States	60.8%
Europe	15.1%
Americas (Latin America, Caribbean & Canada)	13.7%
Asia Pacific	9.6%
Middle East and Africa	0.8%

Total	100.0%

In addition to the franchise contracts we retained in connection with the sale of hotels discussed earlier, during the year ended December 31, 2008, we opened 51 franchised hotels with approximately 9,000 rooms, and 26 franchised hotels with approximately 8,000 rooms left our system. In addition, during 2008, we signed franchise agreements for 76 hotels with approximately 13,000 rooms, a portion of which opened in 2008 and a portion of which will open in the future.

Owned, Leased and Consolidated Joint Venture Hotels.  Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, beginning in 2006, we embarked upon a strategy of selling a significant number of hotels. Since the beginning of 2006, we have sold 56 wholly owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the years ending December 31, 2008, 2007 and 2006 were $2.259 billion, $2.429 billion and $2.692 billion, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $1.427 billion, $1.587 billion and $1.881 billion for 2008, 2007 and 2006, respectively). The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the year ended December 31, 2008 (with comparable data for 2007):

Top Five Domestic Markets in the United States as a % of Total Owned
Revenues for the Year Ended December 31, 2008 with Comparable Data for 2007(1)

	2008	2007
Metropolitan Area	Revenues	Revenues

New York, NY	13.5%	13.1%
Hawaii	6.1%	6.3%
San Francisco, CA	5.7%	5.2%
Phoenix, AZ	5.6%	5.6%
Chicago, IL	3.9%	3.8%

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the year ended December 31, 2008 (with comparable data for 2007):

Top Five International Markets as a % of Total Owned Revenues
for the Year Ended December 31, 2008 with Comparable Data for 2007(1)

	2008	2007
Country	Revenues	Revenues

Canada	9.0%	8.0%
Italy	8.5%	8.6%
Mexico	5.4%	5.1%
Australia	4.8%	4.3%
United Kingdom	3.2%	3.3%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Following the sale of a significant number of our hotels in the past three years, we currently own or lease 69 hotels as follows:

Hotel	Location	Rooms

U.S. Hotels:
The St. Regis Hotel, New York	New York, NY	229
St. Regis Resort, Aspen	Aspen, CO	179
St. Regis Hotel, San Francisco	San Francisco, CA	260
The Phoenician	Scottsdale, AZ	647
W New York — Times Square	New York, NY	507
W Chicago Lakeshore	Chicago, IL	520
W San Francisco	San Francisco, CA	410
W Los Angeles Westwood	Los Angeles, CA	258
W Chicago City Center	Chicago, IL	369
W New York — The Court and Tuscany	New York, NY	318
W New Orleans	New Orleans, LA	423
W New Orleans, French Quarter	New Orleans, LA	98
W Atlanta	Atlanta, GA	275
The Westin Maui Resort & Spa	Maui, HI	759
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1068
The Westin Horton Plaza San Diego	San Diego, CA	450
The Westin San Francisco Airport	San Francisco, CA	397
The Westin St. John Resort & Villas	St. John, Virgin Islands	175
Sheraton Manhattan Hotel	New York, NY	665
Sheraton Kauai Resort	Kauai, HI	394
Sheraton Steamboat Springs Resort	Steamboat Springs, CO	312
Sheraton Newton Hotel	Boston, MA	270
Sheraton Suites Philadelphia Airport	Philadelphia, PA	251
Aloft Lexington	Lexington, MA	136
Aloft Philadelphia Airport	Philadelphia, PA	136
Element Lexington	Lexington, MA	123
Four Points by Sheraton Philadelphia Airport	Philadelphia, PA	177

Hotel	Location	Rooms

Four Points by Sheraton Tucson University Plaza	Tucson, AZ	150
Four Points by Sheraton Minneapolis Gateway Hotel	Minneapolis, MN	252
The Boston Park Plaza Hotel & Towers	Boston, MA	941
Tremont Hotel	Chicago, IL	135
Clarion Hotel	San Francisco, CA	251
Cove Haven Resort	Scranton, PA	276
Pocono Palace Resort	Scranton, PA	189
Paradise Stream Resort	Scranton, PA	143
Park Ridge Hotel & Conference Center	King of Prussia, PA	265
International Hotels:
St. Regis Grand Hotel, Rome	Rome, Italy	161
Grand Hotel	Florence, Italy	107
Hotel Gritti Palace	Venice, Italy	91
Park Tower	Buenos Aires, Argentina	181
Hotel Alfonso XIII	Seville, Spain	147
Hotel Imperial	Vienna, Austria	138
Hotel Bristol, Vienna	Vienna, Austria	140
Hotel Goldener Hirsch	Salzburg, Austria	69
Hotel Maria Cristina	San Sebastian, Spain	136
The Westin Excelsior, Rome	Rome, Italy	319
The Westin Resort & Spa, Los Cabos	Los Cabos, Mexico	243
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico	279
The Westin Excelsior, Florence	Florence, Italy	171
The Westin Resort & Spa Cancun	Cancun, Mexico	379
The Westin Denarau Island Resort	Nadi, Fiji	273
The Westin Dublin Hotel	Dublin, Ireland	163
Sheraton Centre Toronto Hotel	Toronto, Canada	1377
Sheraton On The Park	Sydney, Australia	557
Sheraton Rio Hotel & Resort	Rio de Janeiro, Brazil	559
Sheraton Diana Majestic Hotel	Milan, Italy	107
Sheraton Ambassador Hotel	Monterrey, Mexico	229
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Santa Maria de El Paular	Rascafria, Spain	44
Sheraton Mencey Hotel	Santa Cruz De Tenerife, Spain	286
Sheraton Fiji Resort	Nadi, Fiji	264
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	739
Sheraton Maria Isabel Hotel & Towers	Mexico City, Mexico	755
Sheraton Gateway Hotel in Toronto International Airport	Toronto, Canada	474
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Paris Airport Hotel & Conference Centre	Paris, France	252
Sheraton Brussels Hotel and Towers	Brussels, Belgium	511
Four Points by Sheraton Sydney	Sydney, Australia	630
The Park Lane Hotel, London	London, England	302

An indicator of the performance of our owned, leased and consolidated joint venture hotels is revenue per available room (“REVPAR”)(1), as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

The following table summarizes REVPAR, average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for our 59 owned, leased and consolidated joint venture hotels (excluding 19 hotels sold or closed and 10 hotels undergoing significant repositionings or without comparable results in 2008 and 2007) (“Same-Store Owned Hotels”) for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	Variance

Worldwide (59 hotels with approximately 21,000 rooms)
REVPAR	$168.93	$171.01	−1.2%
ADR	$237.45	$235.18	1.0%
Occupancy	71.1%	72.7%	−1.6
North America (31 hotels with approximately 13,000 rooms)
REVPAR	$178.14	$181.68	−1.9%
ADR	$241.26	$242.07	−0.3%
Occupancy	73.8%	75.1%	−1.3
International (28 hotels with approximately 8,000 rooms)
REVPAR	$154.62	$154.40	0.1%
ADR	$230.91	$223.54	3.3%
Occupancy	67.0%	69.1%	−2.1

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

During the years ended December 31, 2008 and 2007, we invested approximately $282 million and $211 million, respectively, for capital improvements at owned hotels. These capital expenditures include construction costs at the Sheraton Suites in Philadelphia, PA, Sheraton Steamboat Resort in Colorado, Sheraton in Fiji, The Phoenician in Scottsdale, AZ, W Times Square in New York, NY, Aloft Philadelphia, in Philadelphia, PA, and the Aloft and Element hotels in Lexington, MA.

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

At December 31, 2008, we had 26 residential and vacation ownership resorts and sites in our portfolio with 21 actively selling VOIs and residences, 3 sites being held for possible future development and 2 that have sold all existing inventory. During 2008 and 2007, we invested approximately $363 million and $448 million, respectively, for vacation ownership capital expenditures, including VOI construction at the Sheraton Vistana Villages in Orlando, FL, the Westin St. John Resort and Villas in the Virgin Islands, the Westin Riverfront Resort in Avon, CO,

the Westin Nanea Ocean Resort Villas in Maui, HI, the Westin Desert Willow Villas in Palm Desert, CA, and the Westin Lagunamar Ocean Resort in Cancun, as well as construction costs at the St. Regis Bal Harbour Resort in Miami Beach, FL.

As a result of the current economic crisis and its impact on the timeshare industry, we evaluated all of our existing vacation ownership projects as well as our plans for projects not yet under development. As a result of that comprehensive review, we decided to abandon several projects where we had not yet begun full scale development. We recorded an impairment charge of $72 million in 2008, primarily related to the impairment of two vacation ownership projects, one in Mexico and the other in the Caribbean.

Item 3.	Legal Proceedings.

Incorporated by reference to the description of legal proceedings in Note 23. Commitments and Contingencies, in the consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrants

See Part III, Item 10. of this Annual Report for information regarding the executive officers of the Registrants, which information is incorporated herein by reference.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Corporation Shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HOT.”

The following table sets forth, for the fiscal periods indicated, the high and low sale prices per Corporation Share on the NYSE Composite Tape.

	High	Low

2008
Fourth quarter	$28.55	$10.97
Third quarter	$43.29	$25.95
Second quarter	$55.06	$38.89
First quarter	$56.00	$37.07
2007
Fourth quarter	$62.83	$42.78
Third quarter	$75.45	$52.63
Second quarter	$74.35	$65.35
First quarter	$69.65	$59.63

Holders

As of February 20, 2009, there were approximately 17,000 holders of record of Corporation Shares.

Dividends Made/Declared

The following table sets forth the frequency and amount of dividends made by the Corporation to holders of Corporation Shares for the years ended December 31, 2008 and 2007:

Dividends
Declared

2008
Annual dividend	$0.90(a	)
2007
Annual dividend	$0.90(b	)

(a)	The Corporation declared a dividend in the fourth quarter of 2008 to shareholders of record on December 31, 2008, which was paid in January 2009.

(b)	The Corporation declared a dividend in the fourth quarter of 2007 to shareholders of record on December 31, 2007, which was paid in January 2008.

Conversion of Securities; Sale of Unregistered Securities

In 2006, we completed the redemption of the remaining 25,000 outstanding shares of Class B Exchangeable Preferred Shares of the Trust (“Class B EPS”) for approximately $1 million in cash. Also in 2006, in connection with the Host Transaction, we redeemed all of the Class A Exchangeable Preferred Shares of the Trust (“Class A EPS”) (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. SLC Operating Limited Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that we have the option to settle conversion requests in cash or Corporation Shares. In 2006, we redeemed approximately 926,000 SLC Operating Limited Partnership units for approximately $56 million in cash, and there were approximately 178,000 and 179,000 of these units outstanding at December 31, 2008 and 2007, respectively.

Issuer Purchases of Equity Securities

Pursuant to the Share Repurchase Program, Starwood repurchased 13.6 million Corporation Shares in the open market for an aggregate cost of $593 million during 2008. We did not repurchase any Corporation Shares during the three months ended December 31, 2008.

As of December 31, 2008, no repurchase capacity remained available under our Share Repurchase Authorization.

Information relating to securities authorized for issuance under equity compensation plans is provided under Item 12 of this Annual Report and is incorporated herein by reference.

STOCKHOLDER RETURN PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return on the Corporation Shares (and Shares until April 7, 2006) against the cumulative total return on the S&P 500 and the S&P 500 Hotel Index (the “S&P 500 Hotel”) for the five fiscal years beginning December 31, 2003 and ending December 31, 2008. The graph assumes that the value of the investments was 100 on December 31, 2003 and that all dividends and other distributions were reinvested. In addition, the Share prices for the periods prior to the Host Transaction on April 10, 2006 have been adjusted based on the value shareholders received for their Class B shares. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	2003	2004	2005	2006	2007	2008
Starwood	100.00	164.69	182.46	223.92	160.97	68.73
S&P 500	100.00	110.87	116.31	134.66	142.05	89.51
S&P 500 Hotel	100.00	145.60	147.82	169.41	148.33	76.70

Item 6.	Selected Financial Data.

The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report and incorporated herein by reference.

	Year Ended December 31,
	2008	2007	2006		2005	2004
	(In millions, except per Share data)

Income Statement Data
Revenues	$5,907	$6,153	$5,979		$5,977	$5,368
Operating income	$619	$858	$839		$822	$653
Income from continuing operations	$254	$543	$1,115		$423	$369
Diluted earnings per Share from continuing operations	$1.37	$2.57	$5.01		$1.88	$1.72
Operating Data
Cash from operating activities	$646	$884	$500		$764	$578
Cash from (used for) investing activities	$(172)	$(215)	$1,402		$85	$(415)
Cash used for financing activities	$(243)	$(712)	$(2,635)		$(253)	$(273)
Aggregate cash distributions paid	$172	$90	$276		$176	$172
Cash distributions and dividends declared per Share	$0.90	$0.90	$0.84	(a)	$0.84	$0.84

(a)	In connection with the Host Transaction, in February and March 2006, the Trust declared distributions totaling $0.42 per Share. In December 2006, the Corporation declared a dividend of $0.42 per Corporation Share.

	At December 31,
	2008	2007	2006	2005	2004
	(In millions)

Balance Sheet Data
Total assets	$9,703	$9,622	$9,280	$12,494	$12,298
Long-term debt, net of current maturities and including exchangeable units and Class B preferred shares	$3,502	$3,590	$1,827	$2,926	$3,823

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition.  Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) vacation ownership and residential revenues; (3) management and franchise revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. REVPAR is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

•	Vacation Ownership and Residential — We recognize revenue from VOI sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer demonstrating a sufficient level of initial and continuing investment, the period of cancellation with refund has expired and receivables are deemed collectible. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectibility of the fees is reasonably assured.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton, Le Méridien and Luxury Collection brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement, offset by payments by us under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

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

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of December 31, 2008 and 2007 is $662 million and $536 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $85 million to the liability at December 31, 2008.

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

Loan Loss Reserves.  For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a sale of a vacation ownership interest. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating our loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of December 31, 2008, the average estimated default rate for our pools of receivables was 7.9%. Given the significance of our respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.

For the hotel segment, we measure the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply the loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis.

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

Income Taxes.  We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the years ended December 31, 2008, 2007 and 2006.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Continuing Operations

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Owned, Leased and Consolidated Joint Venture Hotels	$2,259	$2,429	$(170)	(7.0)%
Management Fees, Franchise Fees and Other Income	857	834	23	2.8%
Vacation Ownership and Residential	749	1,025	(276)	(26.9)%
Other Revenues from Managed and Franchise Properties	2,042	1,865	177	9.5%

Total Revenues	$5,907	$6,153	$(246)	(4.0)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was partially due to lost revenues from 19 wholly owned hotels sold or closed in 2008 and 2007. These sold or closed hotels had revenues of $77 million in the year ended December 31, 2008 compared to $121 million in the corresponding period of 2007. Revenues at our Same-Store Owned Hotels (59 hotels for the year ended December 31, 2008 and 2007, excluding the 19 hotels sold or closed and 10 additional hotels undergoing significant repositionings or without comparable results in 2008 and 2007) decreased 1.5%, or $31 million, to $2.015 billion for the year ended December 31, 2008 when compared to $2.046 billion in the same period of 2007 due primarily to a decrease in REVPAR.

REVPAR at our Same-Store Owned Hotels decreased 1.2% to $168.93 for the year ended December 31, 2008 when compared to the corresponding 2007 period. The decrease in REVPAR at these Same-Store Owned Hotels resulted from a 1.0% increase in ADR to $237.45 for the year ended December 31, 2008 compared to $235.18 for the corresponding 2007 period and a decrease in occupancy rates to 71.1% in the year ended December 31, 2008 when compared to 72.7% in the same period in 2007. REVPAR at Same-Store Owned Hotels in North America decreased 1.9% for the year ended December 31, 2008 when compared to the same period of 2007. REVPAR declined in most of our major domestic markets, including Atlanta, Georgia, Kauai, Hawaii and New York, New York, due to the severe economic crisis in the United States, and globally. REVPAR at our international Same-Store Owned Hotels increased by 0.1% for the year ended December 31, 2008 when compared to the same period of 2007. Once again, due to the global economic crisis, REVPAR declined in most of our major international markets, including the United Kingdom and Italy. REVPAR for Same-Store Owned Hotels internationally increased 0.6% excluding the unfavorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income was primarily a result of a $35 million increase in management and franchise revenue to $717 million for the year ended December 31, 2008. The increase was due to the net addition of 48 managed and franchised hotels to our system. Other income decreased $13 million primarily due to $18 million of income recognized in 2007 from the sale of a managed hotel that resulted in a payment of an $18 million fee to us.

The decrease in vacation ownership and residential sales and services was primarily due to an overall decline in demand as a result of the economic climate, and the timing of revenue recognition from ongoing projects under construction which are being accounted for under percentage of completion accounting. Originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission, decreased 26% in the year ended December 31, 2008 when compared to the same period in 2007. Additionally, sales in Hawaii were negatively impacted by the sell out of our largest project on Maui in early 2008. The decline in the vacation ownership business was partially offset by strong results in the residential branding business. The increase in residential fees for the year ended December 31, 2008 to $49 million when compared to $18 million in 2007 was primarily related to fees earned from the St. Regis Singapore Residences, which opened during the year and a nonrefundable license fee received in connection with another residential project.

Other revenues and expenses from managed and franchised properties increased primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Selling, General, Administrative and Other	$477	$508	$(31)	(6.1)%

The decrease in selling, general, administrative and other expenses was primarily a result of our focus on reducing our cost structure in light of the declining business conditions in this current economic climate. Beginning in the middle of 2008, we began an activity value analysis project to review our cost structure across a majority of our corporate departments and divisional headquarters. We have completed the first two phases of that program which has resulted in the majority of these cost savings and additional phases are expected to be completed in early 2009.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Restructuring and Other Special Charges, Net	$141	$53	$88	n/a

During the year ended December 31, 2008, we recorded restructuring and other special charges of $141 million, including $62 million of severance and related charges associated with our ongoing initiative of rationalizing our cost structure in light of the current economic climate. We also recorded impairment charges of approximately $79 million primarily related to the decision not to develop two vacation ownership projects as a result of the current economic climate and its impact on business conditions in the timeshare industry (see Note 13 of the consolidated financial statements).

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

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Depreciation and Amortization	$323	$306	$17	5.6%

The increase in depreciation expense was due to an increase in capital spending on our owned hotels partially offset by the impact of hotels sold or held for sale. The increase in amortization expense was primarily due to the write-off, through amortization expense, of an investment in a management contract during 2008.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Operating Income	$619	$858	$(239)	(27.9)%

The decrease in operating income was primarily due to the decrease in vacation ownership sales and services as well as the decrease in revenues from owned, leased and consolidated joint venture hotels discussed above.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net	$16	$66	$(50)	(75.8)%

The decrease in equity earnings and gains and losses from unconsolidated joint ventures was primarily due to our share of non-recurring gains, in 2007, on the sale of several hotels in an unconsolidated joint venture as well as decreased operating results, in 2008, at several properties owned by joint ventures in which we hold minority interests.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Net Interest Expense	$207	$147	$60	40.8%

The increase in net interest expense was primarily due to increased borrowings to fund our share repurchase program. Our weighted average interest rate was 5.24% at December 31, 2008 versus 6.52% at December 31, 2007. The average debt balance during 2008 and 2007 was $3.802 billion and $3.114 billion respectively.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Loss on Asset Dispositions and Impairments, Net	$(98)	$(44)	$(54)	n/a

During 2008, we recorded a net loss of $98 million primarily related to $64 million of impairment charges on five hotels, a $22 million impairment of our investment in vacation ownership notes receivable that we have previously securitized, and an $11 million write-off of our investment in a joint venture in which we hold minority interest (see Note 5 of the consolidated financial statements).

During 2007, we recorded a net loss of $44 million primarily related to a net loss of $58 million on the sale of eight wholly-owned hotels and a loss of approximately $7 million primarily related to charges at three other properties. These losses were offset in part by $20 million of net gains primarily on the sale of assets in which we held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Income Tax Expense	$76	$189	$(113)	(59.8)%

The decrease in income tax expense is primarily related to a decrease in pretax income and certain other one time tax benefits. The effective tax rate decreased to 23.0% in the year ended December 31, 2008 as compared to 25.8% in 2007. The 2008 tax rate was favorably impacted by a $31 million benefit related to the reversal of capital and net operating loss valuation allowances, a $20 million benefit related to lower foreign taxes, and a $14 million benefit associated with tax on the repatriation of foreign earnings. These benefits were partially offset by a $16 million charge for the basis difference on certain asset sales and a $7 million charge related to amortization of prepaid taxes in connection with certain related party transactions during 2008. The 2007 expense was favorably impacted by a $158 million benefit related to the reversal of capital and net operating loss valuation allowances and a $28 million benefit associated with our election to claim foreign tax credits generated in 1999 and 2000. Offsetting these benefits in 2007 were a $97 million charge associated with adjustments to the tax benefit from the Host Transaction and a $13 million charge associated with changes in uncertain tax positions.

Discontinued Operations, Net of Tax

For the year ended December 31, 2008, the gain on dispositions includes a $124 million gain ($129 million pre tax) on the sale of three properties which were sold unencumbered by management or franchise contracts. Discontinued operations for the year ended December 31, 2008 also includes a $49 million tax charge as a result of a 2008 administrative tax ruling for an unrelated taxpayer, that impacts the tax liability associated with the disposition of one of our businesses several years ago.

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

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Continuing Operations

Revenues.  Total revenues, including other revenues from managed and franchised properties, were $6.153 billion, an increase of $174 million when compared to 2006 levels. Revenues reflected a 9.8% decrease in revenues from our owned, leased and consolidated joint venture hotels to $2.429 billion for the year ended December 31, 2007 when compared to $2.692 billion in the corresponding period of 2006, a 20.4% increase in management fees, franchise fees and other income to $834 million for the year ended December 31, 2007 when compared to $693 million in the corresponding period of 2006, a 2.0% increase in vacation ownership and residential revenues to $1.025 billion for the year ended December 31, 2007 when compared to $1.005 billion in the corresponding period of 2006, and an increase of $276 million in other revenues from managed and franchised properties to $1.865 billion for the year ended December 31, 2007 when compared to $1.589 billion in the corresponding period of 2006.

The $263 million decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 56 wholly owned hotels sold or closed in 2007 and 2006. These sold or closed hotels had revenues of $121 million in the year ended December 31, 2007, compared to $570 million in the corresponding period of 2006. The decrease in revenues from sold or closed hotels was partially offset by improved results at our remaining owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (66 hotels for the year ended December 31, 2007 and 2006, excluding 56 hotels sold or closed and 8 hotels undergoing significant repositionings or without comparable results in 2007 and 2006) increased 9.1%, or $173 million, to $2.068 billion for the year ended December 31, 2007 when compared to $1.895 billion in the same period of 2006 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 10.2% to $160.38 for the year ended December 31, 2007 when compared to the corresponding 2006 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to a 9.2% increase in ADR to $222.03 for the year ended December 31, 2007 compared to $203.31 for the corresponding 2006 period and due to a slight increase in occupancy rates to 72.2% in the year ended December 31, 2007 when compared to 71.6% in the same period in 2006. REVPAR at Same-Store Owned Hotels in North America increased 7.3% for the year ended December 31, 2007 when compared to the same period of 2006. REVPAR growth was particularly strong at our owned hotels in Kauai, Hawaii, New York, New York, San Francisco, California and New Orleans, Louisiana. REVPAR at our international Same-Store Owned Hotels increased by 15.6% for the year ended December 31, 2007 when compared to the same period of 2006. REVPAR growth was particularly strong at our owned hotels in Australia, Austria and Italy. REVPAR for Same-Store Owned Hotels internationally increased 7.8% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income of $141 million was primarily a result of a $123 million increase in management and franchise revenue to $687 million for the year ended December 31, 2007. The increase was due to the strong growth in REVPAR at existing hotels under management and the net addition of 34 managed and franchised hotels to our system. The increase in management and franchise fees also resulted from the full year impact of revenues from the 33 hotels sold to Host in the second quarter of 2006. Management fees from these hotels in the year ended December 31, 2007 totaled $63 million, as compared to $44 million in the same period of 2006. Revenues from the amortization of the deferred gain associated with the Host Transaction were $49 million in the year ended December 31, 2007, as compared to $34 million in the corresponding period of 2006.

Other income increased $19 million and includes $18 million of income earned in the first quarter of 2007 from our carried interest in a managed hotel that was sold in January 2007. These increases were partially offset by lost fees from contracts that were terminated in the last 12 months.

The increase in vacation ownership and residential sales and services of $20 million was primarily due to the revenue recognition from ongoing projects under construction in Hawaii which were accounted for under percentage of completion accounting. This net increase was offset, in part, by a decrease in residential sales as the year ended December 31, 2007 included $3 million of revenues from the sale of residential units at the St. Regis in New York compared to 2006 which included $94 million in revenues from the sale of residential units at the St. Regis Museum Tower in San Francisco, which sold out in 2006, and at the St. Regis in New York, where only a few residential units remained available for sale in 2007. Additionally, during the year ended December 31, 2006, we recorded a gain of $17 million on the sale of $133 million of vacation ownership receivables. We did not sell any such receivables in 2007 and therefore no gain was recognized.

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

Other revenues and expenses from managed and franchised properties increased to $1.865 billion from $1.589 billion for the year ended December 31, 2007 and 2006, respectively, primarily due to an increase in the number of our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

Selling, General, Administrative and Other.  Selling, general, administrative and other expenses, which includes costs and expenses from our Bliss spas and from the sale of Bliss products, was $508 million in the year ended December 31, 2007 when compared to $466 million in the same period in 2006. The increase was primarily due to investments in our global development capability and costs associated with the launch of our new brands, Aloft and Element, and other brand initiatives.

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

Loss on Asset Dispositions and Impairments, Net.  During 2007, we recorded a net loss of $44 million, primarily related to a net loss of $58 million on the sale of eight wholly owned hotels and a loss of approximately $7 million primarily related to charges at three other properties. These losses were offset in part by $20 million of net gains primarily on the sale of assets in which we held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years.

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

Income Tax Expense.  We recorded income tax expense from continuing operations of $189 million for the year ended December 31, 2007 compared to a benefit of $434 million in the corresponding period of 2006. The 2007 expense was favorably impacted by a $114 million benefit related to the reversal of capital loss valuation allowance, a $28 million benefit associated with our election to claim foreign tax credits generated in 1999 and 2000 and a $35 million benefit associated with the utilization of capital losses. Offsetting these benefits were a $97 million charge associated with the Host Transaction and a $13 million charge associated with interest accrued for uncertain tax positions. The 2006 tax benefit includes a one-time benefit of approximately $524 million realized in connection with the Host Transaction, a $59 million benefit due primarily to the completion of various state and federal income tax audits of prior years, a $34 million benefit associated with our election to claim foreign tax credits in 2006 and 2005 and a $32 million benefit associated with the Trust prior to its acquisition by Host.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and sales of VOIs and residential units. Other sources of cash are distributions from joint-ventures, servicing financial assets and interest income. These are the principal sources of cash used to fund our operating expenses, interest payments on debt, capital expenditures, dividend payments, property and income taxes and share repurchases. We believe that our existing borrowing availability together with capacity for additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments and share repurchases in the foreseeable future.

The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our sources of cash.

Our day-to-day operations are financed through a net working capital deficit, a practice that is common in our industry. The ratio of our current assets to current liabilities was 0.81 and 0.87 as of December 31, 2008 and 2007, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.

State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of units under construction are held in escrow during the period prior to obtaining a certificate of occupancy. These payments and the deposits collected from sales during the rescission period are the primary components of our restricted cash balances in our consolidated balance sheets. At December 31, 2008 and 2007, we had short-term restricted cash balances of $96 million and $196 million, respectively.

Cash From Investing Activities

Gross capital spending during the full year ended December 31, 2008 was as follows (in millions):

Capital Expenditures:
Owned, Leased and Consolidated Joint Venture Hotels	$279
Corporate and information technology	84

Subtotal	363

Vacation Ownership and Residential Capital Expenditures:
Capital expenditures (includes land acquisitions)	110
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)(1)	131
Capital expenditures for inventory — St. Regis Bal Harbour	148

Subtotal	389
Development Capital(2)	65

Total Capital Expenditures	$817

(1)	Represents gross inventory capital expenditures of $254 less cost of sales of $123.

(2)	Includes $3 million of expenditures that are classified as Plant, property and equipment, net on the consolidated balance sheet.

Gross capital spending during the year ended December 31, 2008 included approximately $282 million in renovations of our wholly owned assets including construction costs at the Sheraton Suites in Philadelphia, PA, Sheraton Steamboat Resort in Colorado, Sheraton in Fiji, The Phoenician in Scottsdale, AZ, W Times Square in New York, NY, Aloft Philadelphia, in Philadelphia, PA, and the Aloft and Element hotels in Lexington, MA. Investment spending on gross VOI inventory was $402 million, which was offset by cost of sales of $123 million associated with VOI sales. The inventory spend included VOI construction at the Sheraton Vistana Villages in Orlando, FL, the Westin St. John Resort and Villas in the Virgin Islands, the Westin Riverfront Resort in Avon, CO, the Westin Nanea Ocean Resort Villas in Maui, HI, the Westin Desert Willow Villas in Palm Desert, CA, and the Westin Lagunamar Ocean Resort in Cancun, as well as construction costs at the St. Regis Bal Harbour Resort in Miami Beach, FL.

As a result of the global economic climate, we have scaled back our plans for capital expenditures in 2009. Our capital expenditure program includes both offensive and defensive capital. Defensive spend is related to repairs, maintenance, and renovations that we believe is necessary to stay competitive in the markets we are in. Other than capital to address fire, life and safety issues, we consider defensive capital to be discretionary and reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for 2009 (excluding vacation ownership and residential inventory) will be approximately $150 million for maintenance, renovations, and technology capital. The majority of this capital would be discretionary and would be unrelated to fire, life and safety issues. In addition, we currently expect to spend approximately $175 million for investment projects, including construction of the St. Regis Bal Harbour and various joint ventures and other investments.

In order to secure management or franchise agreements, we have made loans to third-party owners, made minority investments in joint ventures and provided certain guarantees and indemnifications. See Note 23 of the consolidated financial statements for discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures.

We intend to finance the acquisition of additional hotel properties (including equity investments), construction of the St. Regis Bal Harbour, hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments and share repurchases) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, and from cash generated from operations.

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

Since 2006, we have sold 56 hotels realizing proceeds of approximately $5 billion in numerous transactions (see Note 5 of the consolidated financial statements). There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of December 31, 2008:

	Amount
	Outstanding at	Interest Rate at
	December 31,	December 31,	Average
	2008(a)	2008	Maturity
	(Dollars in millions)		(In years)

Floating Rate Debt
Senior Credit Facilities:
Revolving Credit Facilities	$213	2.32%	2.1
Term Loans	1,375	2.35%	1.3
Mortgages and Other	43	5.80%	4.0

Total/Average	$1,631	2.43%	1.5

Fixed Rate Debt
Senior Notes	$2,249	7.14%	5.3
Mortgages and Other	128	7.48%	9.2

Total/Average	$2,377	7.16%	5.5

Total Debt
Total Debt and Average Terms	$4,008	5.24%	3.9

(a)	Excludes approximately $642 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

Due to the current credit liquidity crisis, we evaluated the commitments of each of the lenders in our Revolving Credit Facilities (the “Facilities”). In addition, we have reviewed our debt covenants and restrictions and do not anticipate any issues regarding the availability of funds under the Facilities.

See Note 15 of the consolidated financial statements for specifics related to our financing transactions, issuances, and terms entered into for the years ended December 31, 2008 and 2007.

Our Facilities are used to fund general corporate cash needs. As of December 31, 2008, we have availability of over $1.5 billion under the Facilities. The term loan maturity of $500 million on June 29, 2009 is expected to be repaid using cash balances generated from operations and proceeds from our Facilities. We have reviewed the financial covenants associated with our Facilities, the most restrictive being the leverage ratio. As of December 31, 2008, we were in compliance with this covenant and expect to remain in compliance through the end of 2009. We have the ability to manage the business in order to reduce our leverage ratio by reducing operating costs, selling, general and administrative costs and postponing discretionary capital expenditures. However, there can be no assurance that we will stay below the required leverage ratio if the current economic climate continues to worsen.

Our current credit ratings and outlook are as follows: S&P BB+ (negative outlook); Moody’s Baa3 (under review for possible downgrade); and; Fitch BB+ (negative outlook). Our debt was downgraded by S&P in the fourth quarter of 2008 and by Fitch in 2009, primarily due to the trends in the lodging industry and the impact of the current market conditions on our ability to meet our future debt covenants. The impact of the ratings could impact our current and future borrowing costs, which cannot be currently estimated.

We have historically securitized our VOI notes receivable as a financing mechanism. However, due to the liquidity crisis and unfavorable markets we have not securitized any notes receivable since 2006. Although conditions remain uncertain in the asset backed securities market, we are exploring a variety of avenues to sell vacation ownership receivables. However, given unpredictable market conditions, we do not currently expect to receive proceeds from securitizations in 2009.

Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $491 million at December 31, 2008, including $102 million of short-term and long-term restricted cash), available borrowings under the Facilities and other bank credit facilities (approximately $1.585 billion at December 31, 2008 which includes $35 million from international revolving lines of credit), our expected income tax refund of over $200 million in 2009 (see Note 14 of the consolidated financial statements), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell additional assets at lower than preferred amounts, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing at unfavorable rates. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation ownership industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

We had the following contractual obligations(1) outstanding as of December 31, 2008 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Debt	$4,006	$506	$1,101	$1,500	$899
Capital lease obligations(2)	2	—	—	—	2
Operating lease obligations	1,158	90	200	170	698
Unconditional purchase obligations(3)	98	35	59	2	2
Other long-term obligations	4	—	3	1	—

Total contractual obligations	$5,268	$631	$1,363	$1,673	$1,601

(1)	The table below excludes unrecognized tax benefits that would require cash outlays for $503 million, the timing of which is uncertain. Refer to Note 14 of the consolidated financial statements for additional discussion on this matter. In addition, the table excludes amounts related to the construction of our St. Regis Bal Harbour project that has a total project cost of $780 million, of which $226 million has been paid through December 31, 2008.

(2)	Excludes sublease income of $2 million.

(3)	Included in these balances are commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2008 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$115	$115	$—	$—	$—

A dividend of $0.90 per share was paid in January 2009 to shareholders of record as of December 31, 2008.

A dividend of $0.90 per share was paid in January 2008 to shareholders of record as of December 31, 2007.

Stock Sales and Repurchases

Share Repurchases.  In April of 2007, the Board of Directors authorized an additional $1 billion in Share repurchases under our existing Corporate Share Repurchase Authorization (the “Share Repurchase Authorization”). In November 2007, the Board of Directors of Starwood further authorized the repurchase of up to an additional $1 billion of Corporation Shares under the Share Repurchase Authorization. During the year ended December 31, 2008, we repurchased approximately 13.6 million shares at a total cost of approximately $593 million. As of December 31, 2008, there was no availability remaining under the Share Repurchase Authorization.

At December 31, 2008, we had outstanding approximately 183 million Corporation Shares and 178,000 SLC Operating Limited Partnership units.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include retained interests in securitizations of $19 million, letters of credit of $115 million, unconditional purchase obligations of $98 million and surety bonds of $91 million. These items are more fully discussed earlier in this section and in the Notes to Financial Statements and Item 8 of Part II of this report.

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

At year-end 2008, we were party to the following derivative instruments:

•	Forward contracts to hedge forecasted transactions for management and franchise fee revenues earned in foreign currencies. The aggregate dollar equivalent of the notional amounts was approximately $55 million, and they expire in 2009.

•	Forward foreign exchange contracts to manage the foreign currency exposure related to certain intercompany loans not deemed to be permanently invested. The aggregate dollar equivalent of the notional amounts of the forward contracts was approximately $376 million and they expire in 2009.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio and other financial instruments as of year-end 2008 (in millions, excluding interest rates):

								Total Fair
	Expected Maturity or Transaction Date						Total at	Value at
	At December 31,						December 31,	December 31,
	2009	2010	2011	2012	2013	Thereafter	2008	2008

Liabilities
Fixed rate	$6	$5	$8	$804	$653	$901	$2,377	$1,599
Average interest rate							7.16%
Floating rate	$500	$500	$588	$43	$—	$—	$1,631	$1,631
Average interest rate							2.43%
Forward Foreign Exchange
Hedge Contracts:
Fixed (EUR) to Fixed (USD)	$51	$—	$—	$—	$—	$—	$5	$5
Average Exchange rate							1.39
Fixed (CAD) to Fixed (USD)	$4	$—	$—	$—	$—	$—	$1	$1
Average Exchange rate							.81
Forward Foreign Exchange
Contracts:
Fixed (EUR) to Fixed (USD)	$198	$—	$—	$—	$—	$—	$(1)	$(1)
Average Exchange rate							1.41
Fixed (ARS) to Fixed (USD)	$15	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.28
Fixed (CLP) to Fixed (USD)	$15	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.00
Fixed (MYR) to Fixed (USD)	$18	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.29
Fixed (JPY) to Fixed (USD)	$12	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.01
Fixed (CAD) to Fixed (USD)	$8	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.84
Fixed (AUD) to Fixed (USD)	$22	$—	$—	$—	$—	$—	$(1)	$(1)
Average Exchange rate							.70
Fixed (JPY) to Fixed (SGD)	$6	$—	$—	$—	$—	$—	$—	$—
Fixed (SGD) to Fixed (THB)	$5	$—	$—	$—	$—	$—	$—	$—
Fixed (AUD) to Fixed (EUR)	$43	$—	$—	$—	$—	$—	$(1)	$(1)
Fixed (GBP) to Fixed (EUR)	$27	$—	$—	$—	$—	$—	$—	$—
Fixed (JPY) to Fixed (THB)	$6	$—	$—	$—	$—	$—	$—	$—

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this Item are included in Item 15 of this Annual Report and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports.

Management’s Report on Internal Control over Financial Reporting

Management of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15(d)-15(f). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited Starwood Hotels & Resorts Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2008 of the Company and our report dated February 26, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 26, 2009

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.

Item 10.	Directors, Executive Officers and Corporate Governance.

The Board of Directors of the Company is currently comprised of 10 members, each of whom is elected for a one-year term. The following table sets forth, for each of the members of the Board of Directors as of the date of this Annual Report, certain information regarding such Director.

Name (Age)	Principal Occupation and Business Experience	Service Period

Frits van Paasschen (47)	Chief Executive Officer of the Company since September 2007. Prior to joining Starwood, Mr. van Paasschen served as President and CEO of Coors Brewing Company. From April 2004 to March 2005, Mr. van Paasschen worked independently through FPaasschen Consulting and Mercator Investments. From 1997 to 2004, Mr. van Paasschen held various positions at Nike, Inc., most recently as Corporate Vice President/General Manager, Europe, Middle East and Africa. From 1995 to 1997, Mr. van Paasschen served as Vice President, Finance and Planning at Disney Consumer Products and earlier in his career was a management consultant for eight years at McKinsey & Company and the Boston Consulting Group.	CEO and Director since September 2007
Adam M. Aron (54)	Chairman and Chief Executive Officer of World Leisure Partners, Inc., a leisure-related consultancy, since 2006. From 1996 through 2006, Mr. Aron served as Chairman and Chief Executive Officer of Vail Resorts, Inc., an owner and operator of ski resorts and hotels. Mr. Aron is a director of Norwegian Cruise Line Limited and Prestige Cruise Holdings, Inc.	Director since August 2006
Charlene Barshefsky (58)	Senior International Partner at the law firm of WilmerHale, LLP, Washington, D.C. since September 2001. From March 1997 to January 2001, Ambassador Barshefsky was the United States Trade Representative, the chief trade negotiator and principal trade policy maker for the United States and a member of the President’s Cabinet. Ambassador Barshefsky is a director of The Estee Lauder Companies, Inc., American Express Company and Intel Corporation. Ambassador Barshefsky also serves on the Board of Directors of the Council on Foreign Relations and is a Trustee of the Howard Hughes Medical Institute. She has been a Director of the Company, and was a Trustee of the Trust, since October 2001.	Director and Trustee(1) since October 2001

Name (Age)	Principal Occupation and Business Experience	Service Period

Thomas E. Clarke (57)	President of New Business Ventures of Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products, since 2001. Dr. Clarke joined Nike, Inc. in 1980. He was appointed Divisional Vice President in charge of marketing in 1987, Corporate Vice President in 1990, and served as President and Chief Operating Officer from 1994 to 2000. Dr. Clarke previously held various positions with Nike, Inc. primarily in research, design, development and marketing. Dr. Clarke is also a director of Newell Rubbermaid, a global marketer of consumer and commercial products.	Director since April 2008
Clayton C. Daley, Jr. (57)	Spent his entire professional career with Procter & Gamble, joining the company in 1974, and has held a number of key accounting and finance positions including Comptroller, U.S. Operations for Procter & Gamble USA; Vice President and Comptroller of Procter & Gamble International and Vice President and Treasurer. Mr. Daley was appointed to his current position as Chief Financial Officer, Procter & Gamble in 1998 and was elected Vice Chair in 2007. Mr. Daley is a director of Boys Scouts of America, Dan Beard Council, Cancer Family Care and Nucor Corporation.	Director since November 2008
Bruce W. Duncan (57)	President, CEO and Director of First Industrial Realty Trust, Inc. since January 2009 prior to which time he was a private investor since January 2006. From April to September 2007, Mr. Duncan served as Chief Executive Officer of the Company on an interim basis. He also has been a senior advisor to Kohlberg Kravis & Roberts & Co. from July 2008 to January 2009. From May 2005 to December 2005, Mr. Duncan was Chief Executive Officer and Trustee of Equity Residential (“EQR”), a publicly traded apartment company. From January 2003 to May 2005, he was President and Trustee of EQR.	Chairman of the Boards since May 2005; Director since April 1999; Trustee(1) since August 1995
Lizanne Galbreath (51)	Managing Partner of Galbreath & Company, a real estate investment firm, since 1999. From April 1997 to 1999, Ms. Galbreath was Managing Director of LaSalle Partners/Jones Lang LaSalle where she also served as a Director. From 1984 to 1997, Ms. Galbreath served as a Managing Director then Chairman and CEO of The Galbreath Company, the predecessor entity of Galbreath & Company.	Director and Trustee(1) since May 2005
Eric Hippeau (57)	Managing Partner of Softbank Capital Partners, a technology venture capital firm, since March 2000. Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis Inc., an integrated media and marketing company, from 1993 to March 2000 and held various other positions with Ziff-Davis from 1989 to 1993. Mr. Hippeau is a director of Yahoo! Inc.	Director and Trustee(1) since April 1999

Name (Age)	Principal Occupation and Business Experience	Service Period

Stephen R. Quazzo (49)	Managing Director, Chief Executive Officer and co- founder of Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a subsidiary of Equity Group Investments, Inc.	Director since April 1999; Trustee(1) since August 1995
Thomas O. Ryder (64)	Retired as Chairman of the Board of The Reader’s Digest Association, Inc. on January 1, 2007. Prior to his retirement, Mr. Ryder was Chairman of the Board of Reader’s Digest Association, Inc. since January 1, 2006 and Chairman of the Board and Chief Executive Officer from April 1998 through December 31, 2005. Mr. Ryder was President, American Express Travel Related Services International, a division of American Express Company, which provides travel, financial and network services, from October 1995 to April 1998. He is a director of Amazon.com, Inc. and Chairman of the Board of Virgin Mobile USA, Inc.	Director and Trustee(1) since April 2001
Kneeland C. Youngblood (53)	A founding partner of Pharos Capital Group, L.L.C., a private equity fund focused on technology companies, business service companies and health care companies, since January 1998. From July 1985 to December 1997, he was in private medical practice. He is former Chairman of the Board of the American Beacon Funds, a mutual fund company managed by AMR Investments, an investment affiliate of American Airlines. He is also a director of Burger King Holdings, Inc., Gap, Inc., and Energy Future Holdings (formerly TXU Corp.).	Director and Trustee(1) since April 2001

(1)	Prior to the Host Transaction, the Trust was a subsidiary of the Corporation and directors may have also served as Trustees of the Trust. On April 10, 2006, in connection with the Host Transaction, the Trustees resigned.

Executive Officers of the Registrants

The following table includes certain information with respect to each of the Company’s executive officers.

Name	Age	Position

Frits van Paasschen	47	Chief Executive Officer and a Director
Matthew E. Avril	49	President, Hotel Group
Vasant M. Prabhu	49	Executive Vice President and Chief Financial Officer
Kenneth S. Siegel	53	Chief Administrative Officer, General Counsel and Secretary
Simon M. Turner	47	President, Global Development
Philip P. McAveety	42	Executive Vice President and Chief Brand Officer
Jeffrey M. Cava	57	Executive Vice President and Chief Human Resources Officer

Frits van Paasschen. See Item 10. Directors, Executive Officers and Corporate Governance above.

Matthew E. Avril.  Mr. Avril has been President, Hotel Group, since September 2008. From January 1, 2004 until September 2008, he was President & Managing Director of Operations for Starwood Vacation Ownership.

Philip P. McAveety.  Mr. McAveety has been Executive Vice President and Chief Brand Officer since April 2008. Prior to joining the company, Mr. McAveety was Global Brand Director of Camper, a fashion footwear company, from January 2007 until March 2008. From July 1997 until December 2006, he served as Vice President, Brand Marketing, Europe, Middle East and Africa at Nike, Inc.

Vasant M. Prabhu.  Mr. Prabhu has been the Executive Vice President and Chief Financial Officer since January 2004. Prior to joining the Company, Mr. Prabhu served as Executive Vice President and Chief Financial Officer for Safeway Inc., from September 2000 through December 2003. Mr. Prabhu was previously the President of the Information and Media Group at the McGraw-Hill Companies, Inc., from June 1998 to August 2000, and held several senior positions at divisions of PepsiCo, Inc. from June 1992 to May 1998. From August 1983 to May 1992 he was a partner at Booz Allen Hamilton, an international management consulting firm. Mr. Prabhu is a director of Mattel, Inc.

Kenneth S. Siegel.  Mr. Siegel has been Chief Administrative Officer and General Counsel since May 2006. From November 2000 to May 2006, Mr. Siegel held the position of Executive Vice President and General Counsel. In February 2001, he was also appointed as the Secretary of the Company. Mr. Siegel was formerly the Senior Vice President and General Counsel of Gartner, Inc., a provider of research and analysis on information technology industries, from January 2000 to November 2000. Prior to that time, he served as Senior Vice President, General Counsel and Corporate Secretary of IMS Health Incorporated, an information services company, and its predecessors from February 1997 to December 1999. Prior to that time, Mr. Siegel was a Partner in the law firm of Baker & Botts, LLP. Mr. Siegel is also a Trustee and Chairman of Cancer Hope Network, a non-profit entity, a Trustee of Minority Corporate Counsel Association, and a Trustee of the American Hotel & Lodging Educational Foundation.

Simon M. Turner.  Mr. Turner has been President, Global Development since May 2008. From June 1996 to April 2008, he was a principal of Hotel Capital Advisers, Inc., a hotel investment advisory firm. During this period, Mr. Turner served on the board of directors of Four Season Hotels, Inc., serving as a member of the Human Resources Committee and the Audit Committee. He was also a member of the board of Fairmont Raffles Hotels International and was chairman of the Audit Committee. From July 1987 to May 1996, Mr. Turner was a member of the Investment Banking Department of Salomon Brothers, based in both New York and London.

Jeffrey M. Cava.  Mr. Cava has been Executive Vice President and Chief Human Resources Officer, since May 2008. Mr. Cava served as Executive Vice President and Chief Human Resources Officer for Wendy’s International, Inc. from June 2003 to May 2008. Prior to joining Wendy’s, Mr. Cava was Vice President & Chief Human Resources Officer for Nike Inc.; Vice President Human Resources for The Walt Disney Company, Consumer Products Group; and Vice President of Global Staffing, Training and Development for ITT Sheraton Corporation.

Corporate Governance

We have submitted the CEO certification to the NYSE pursuant to NYSE Rule 303A.12(a) following the 2008 Annual Meeting of Shareholders.

The remaining information called for by Item 10 is incorporated by reference to the information under the following captions in the Proxy Statement: “Corporate Governance”; “Election of Directors”; “Board Meetings and Committees”; and; “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by Item 12 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information-December 31, 2008” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information called for by Item 13 is incorporated by reference to the information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information called for by Item 14 is incorporated by reference to the information under the captions, “Audit Fees” and “Pre-Approval of Services in the Proxy Statement.”

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 26, 2009

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In millions, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$389	$151
Restricted cash	96	196
Accounts receivable, net of allowance for doubtful accounts of $49 and $50	552	627
Inventories	986	714
Prepaid expenses and other	143	136

Total current assets	2,166	1,824
Investments	372	423
Plant, property and equipment, net	3,599	3,850
Assets held for sale	10	—
Goodwill and intangible assets, net	2,235	2,302
Deferred tax assets	639	729
Other assets	682	494

	$9,703	$9,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$506	$5
Accounts payable	171	201
Accrued expenses	1,274	1,175
Accrued salaries, wages and benefits	346	405
Accrued taxes and other	391	315

Total current liabilities	2,688	2,101
Long-term debt	3,502	3,590
Deferred income taxes	26	28
Other liabilities	1,843	1,801

	8,059	7,520

Minority interest	23	26

Commitments and contingencies
Stockholders’ equity:
Corporation common stock; $0.01 par value; authorized 1,000,000,000 shares outstanding 182,827,483 and 190,998,585 shares at December 31, 2008 and 2007 respectively	2	2
Additional paid-in capital	493	868
Accumulated other comprehensive loss	(391)	(147)
Retained earnings	1,517	1,353

Total stockholders’ equity	1,621	2,076

	$9,703	$9,622

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In millions, except per share data)

Revenues
Owned, leased and consolidated joint venture hotels	$2,259	$2,429	$2,692
Vacation ownership and residential sales and services	749	1,025	1,005
Management fees, franchise fees and other income	857	834	693
Other revenues from managed and franchised properties	2,042	1,865	1,589

	5,907	6,153	5,979
Cost and Expenses
Owned, leased and consolidated joint venture hotels	1,722	1,805	2,023
Vacation ownership and residential	583	758	736
Selling, general, administrative and other	477	508	466
Restructuring and other special charges, net	141	53	20
Depreciation	291	280	280
Amortization	32	26	26
Other expenses from managed and franchised properties	2,042	1,865	1,589

	5,288	5,295	5,140
Operating income	619	858	839
Equity earnings and gains and losses from unconsolidated ventures, net	16	66	61
Interest expense, net of interest income of $3, $21 and $29	(207)	(147)	(215)
Loss on asset dispositions and impairments, net	(98)	(44)	(3)

Income from continuing operations before taxes and minority equity	330	733	682
Income tax (expense) benefit	(76)	(189)	434
Minority equity in net income	—	(1)	(1)

Income from continuing operations	254	543	1,115
Discontinued operations:
Gain (loss) on dispositions, net of tax expense of $54, $1 and $2	75	(1)	(2)
Cumulative effect of accounting change, net of tax	—	—	(70)

Net income	$329	$542	$1,043

Earnings (Losses) Per Share — Basic
Continuing operations	$1.40	$2.67	$5.25
Discontinued operations	0.41	—	(0.01)
Cumulative effect of accounting change	—	—	(0.33)

Net income	$1.81	$2.67	$4.91

Earnings (Losses) Per Share — Diluted
Continuing operations	$1.37	$2.57	$5.01
Discontinued operations	0.40	—	(0.01)
Cumulative effect of accounting change	—	—	(0.31)

Net income	$1.77	$2.57	$4.69

Weighted average number of Shares	181	203	213

Weighted average number of Shares assuming dilution	185	211	223

Distribution and dividends declared per Share	$0.90	$0.90	$0.84

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Net income	$329	$542	$1,043
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(190)	84	72
Recognition of accumulated foreign currency translation adjustments on sold hotels	—	—	29
Pension liability adjustments	(58)	3	2
Change in fair value of derivatives	6	—	—
Unrealized losses on investments	(2)	(6)	(1)

	(244)	81	102

Comprehensive income	$85	$623	$1,145

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

									Accumulated
	Exchangeable Units and						Additional		Other
	Class B EPS		Class A EPS		Shares		Paid-in	Deferred	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital(b)	Compensation	Loss(a)	Earnings
	(In millions)

Balance at December 31, 2005	—	$—	1	$—	217	$4	$5,412	$(53)	$(322)	$170
Net income	—	—	—	—	—	—	—	—	—	1,043
Implementation of SFAS No. 123(R)	—	—	—	—	—	—	(53)	53	—	—
Disposition of the Trust(c)	—	—	—	—	—	—	(2,368)	—	—	(83)
Stock option and restricted stock award transactions, net	—	—	—	—	15	—	588	—	—	—
ESPP stock issuances	—	—	—	—	—	—	7	—	—	—
Share repurchases	—	—	—	—	(22)	—	(1,263)	—	—	—
Redemption of convertible debt	—	—	—	—	3	—	—	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—	(1)	—	—	(2)	(37)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	72	—
Recognition of accumulated foreign currency translation adjustments on sold hotels	—	—	—	—	—	—	—	—	29	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	2	—
Implementation of SFAS No. 158, net	—	—	—	—	—	—	—	—	(8)	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	(1)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(182)

Balance at December 31, 2006	—	—	—	—	213	2	2,286	—	(228)	948
Net income	—	—	—	—	—	—	—	—	—	542
Stock option and restricted stock award transactions, net	—	—	—	—	7	—	358	—	—	—
ESPP stock issuances	—	—	—	—	—	—	7	—	—	—
Share repurchases	—	—	—	—	(29)	—	(1,787)	—	—	—
Tax adjustments related to the disposition of the Trust	—	—	—	—	—	—	4	—	—	—
FIN No. 48 implementation	—	—	—	—	—	—	—	—	—	35
Foreign currency translation	—	—	—	—	—	—	—	—	84	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	(6)	—
Pension adjustments	—	—	—	—	—	—	—	—	3	—
Dividends declared	—	—	—	—	—	—	—	—	—	(172)

Balance at December 31, 2007	—	—	—	—	191	2	868	—	(147)	1,353
Net income	—	—	—	—	—	—	—	—	—	329
Stock option and restricted stock award transactions, net	—	—	—	—	6	—	212	—	—	—
ESPP stock issuances	—	—	—	—	—	—	6	—	—	—
Share repurchases	—	—	—	—	(14)	—	(593)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(190)	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	(2)	—
Change in fair value of derivatives	—	—	—	—	—	—	—	—	6	—
Pension adjustments, net	—	—	—	—	—	—	—	—	(58)	—
Dividends declared	—	—	—	—	—	—	—	—	—	(165)

Balance at December 31, 2008	—	$—	—	$—	183	$2	$493	$—	$(391)	$1,517

(a)	As of December 31, 2008, this balance is comprised of $304 million of cumulative translation adjustments, $4 unrealized net gain on securities and $91 million of cumulative pension adjustments.

(b)	Stock option and restricted stock award transactions are net of a tax benefit of $33 million, $65 million and $143 million in 2008, 2007, and 2006, respectively.

(c)	As part of the Host Transaction, the Company sold the Class A Shares of the Trust and shareholders sold the Class B Shares of the Trust. The book value of the Trust associated with this sale was removed through retained earnings up to the amount of retained earnings that existed at the sale date with the remaining balance reducing additional paid-in capital. See Note 1 for additional information on the Host Transaction.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Operating Activities
Net income	$329	$542	$1,043
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(75)	—	2
Other adjustments relating to discontinued operations	—	1	—
Cumulative effect of accounting change	—	—	70
Stock-based compensation expense	68	99	103
Excess stock-based compensation tax benefit	(16)	(46)	(87)
Depreciation and amortization	323	306	306
Amortization of deferred loan costs	5	4	5
Non-cash portion of restructuring and other special charges (credits), net	74	48	(7)
Non-cash foreign currency (gains) losses, net	(5)	11	(8)
Amortization of deferred gains	(83)	(81)	(62)
Provision for doubtful accounts	64	43	25
Minority equity in net income	—	1	—
Distributions in excess (deficit) of equity earnings	21	10	(30)
Gain on sale of VOI notes receivable	(4)	(2)	(18)
Loss on asset dispositions and impairments, net	98	44	3
Non-cash portion of income tax expense (benefit)	24	(142)	(620)
Changes in working capital:
Restricted cash	102	134	(35)
Accounts receivable	34	(34)	49
Inventories	(280)	(143)	(82)
Prepaid expenses and other	2	(2)	(11)
Accounts payable and accrued expenses	85	177	12
Accrued income taxes	(22)	210	(64)
VOI notes receivable activity, net	(150)	(209)	(109)
Other, net	52	(87)	15

Cash from operating activities	646	884	500

Investing Activities
Purchases of plant, property and equipment	(476)	(384)	(371)
Proceeds from asset sales, net	320	133	1,515
Issuance of notes receivable	(2)	(10)	(19)
Collection of notes receivable	5	55	114
Acquisitions, net of acquired cash	—	(74)	(25)
Purchases of investments	(37)	(49)	(61)
Proceeds from investments	39	112	252
Other	(21)	2	(3)

Cash (used for) from investing activities	(172)	(215)	1,402

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	(570)	341	73
Long-term debt issued	986	1,400	2
Long-term debt repaid	(4)	(799)	(1,534)
Dividends/distributions paid	(172)	(90)	(276)
Proceeds from stock option exercises	120	190	380
Excess stock based compensation tax benefit	16	46	87
Share repurchases	(593)	(1,787)	(1,287)
Other, net	(26)	(13)	(80)

Cash used for financing activities	(243)	(712)	(2,635)
Exchange rate effect on cash and cash equivalents	7	11	19

Increase (Decrease) in cash and cash equivalents	238	(32)	(714)
Cash and cash equivalents — beginning of period	151	183	897

Cash and cash equivalents — end of period	$389	$151	$183

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$186	$164	$247

Income taxes, net of refunds	$58	$128	$249

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, which prior to April 10, 2006 included Starwood Hotels & Resorts (the “Trust”). All references to “Starwood” or the “Company” refer to the Corporation, the Trust and its respective subsidiaries, collectively through April 7, 2006. As a result of the Host Transaction (as defined below) in April 2006, the financial statements for the Trust are no longer required to be consolidated or presented separately, nor is the Company required to include a guarantor footnote containing certain financial information for Sheraton Holding Corporation (“Sheraton Holding”), a former subsidiary of the Corporation.

Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of almost 970 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restricted Cash.  Restricted cash primarily consists of deposits received on sales of VOIs and residential properties that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. At December 31, 2008 and 2007, the Company had short-term restricted cash balances of $96 million and $196 million, respectively.

Inventories.  Inventories are comprised principally of VOIs of $729 million and $620 million as of December 31, 2008 and 2007, respectively, residential inventory of $203 million and $33 million at December 31, 2008 and 2007, respectively, hotel inventory and Bliss inventory. VOI and residential inventory is carried at the lower of cost or net realizable value and includes $25 million, $37 million and $22 million of capitalized interest incurred in 2008, 2007 and 2006, respectively. Hotel inventory includes operating supplies and food and beverage inventory items which are generally valued at the lower of FIFO cost (first-in, first-out) or market. Hotel inventory also includes linens, china, glass, silver, uniforms, utensils and guest room items. Significant purchases of these items with a useful life of greater than one year are recorded at purchased cost and amortized over their useful life. Normal replacement purchases are expensed as incurred. Bliss inventory is valued at lower of cost or market.

Loan Loss Reserves.  For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes profit on a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loss reserves, the Company uses a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of its loan loss reserve requirements. As of December 31, 2008, the average estimated default rate for the Company’s pools of receivables was 7.9%. Given the significance of the Company’s respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to its loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.

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

Assets Held for Sale.  The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, the Company records the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of a property for which the Company has significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement (See Note 12). The operations of the properties held for sale prior to the sale date, if material, are recorded in discontinued operations unless the Company will have continuing involvement (such as through a management or franchise agreement) after the sale.

Investments.  Investments in joint ventures are accounted for using the guidance of the revised Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” for all ventures deemed to be variable interest entities (“VIEs”). See additional information regarding the Company’s VIEs in Note 23. All other joint venture investments are accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% or in certain cases, if the Company exercises

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

control over the venture, the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

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

Plant, Property and Equipment.  Plant, property and equipment, including capitalized interest of $10 million, $10 million and $5 million incurred in 2008, 2007 and 2006, respectively, applicable to major project expenditures are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 7 years for information technology software and equipment and the lesser of the lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the assets sold are insignificant.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

including marketing, promotion, communications with, and performing member services for the SPG members. Actual expenditures for SPG may differ from the actuarially determined liability.

The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of December 31, 2008 and 2007 is $662 million and $536 million, respectively, of which $232 million and $182 million, respectively, is included in accrued expenses.

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

Derivative Financial Instruments.  The Company periodically enters into interest rate swap agreements, based on market conditions, to manage interest rate exposure. The net settlements paid or received under these agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt.

The Company enters into foreign currency hedging contracts to manage exposure to foreign currency fluctuations. All foreign currency hedging instruments have an inverse correlation to the hedged assets or liabilities. Changes in the fair value of the derivative instruments are classified in the same manner as the classification of the changes in the underlying assets or liabilities due to fluctuations in foreign currency exchange rates. These forward contracts do not qualify as hedges under the provisions of SFAS No. 133.

The Company periodically enters into forward contracts to manage foreign exchange risk based on market conditions. Beginning in January 2008, the Company entered into forward contracts to hedge fluctuations in forecasted transactions based on foreign currencies that are billed in United States dollars. These forward contracts have been designated as cash flow hedges under the provisions of SFAS No. 133, and their change in fair value is recorded as a component of other comprehensive income. As a forecasted transaction occurs, the gain or loss is reclassified from other comprehensive income to management fees, franchise fees and other income.

The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

Foreign Currency Translation.  Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net gain of $5 million in 2008, net loss of $11 million in 2007 and a net gain of $8 million in 2006.

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

Stock-Based Compensation.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment, a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based awards to be based on estimated fair values of the share award on the date of grant. Under the modified prospective method of adoption selected by the Company, compensation cost recognized is the same that would have been recognized had the recognition provisions of SFAS No. 123(R) been applied from its original effective date.

SFAS No. 123(R) requires the Company to calculate the fair value of share-based awards on the date of grant. The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans than a Black-Scholes model and therefore, for all options granted subsequent to January 1, 2005 the lattice valuation model was utilized. The lattice valuation option pricing model requires the Company to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management judgment regarding market factors and trends. The Company amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded. Please refer to Note 21, Stock-Based Compensation. The Company’s policy is to issue new shares upon exercise.

Revenue Recognition.  The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) vacation ownership and residential revenues; (3) management and franchise revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered.

•	Vacation Ownership and Residential — The Company recognizes revenue from VOI and residential sales in accordance with SFAS No. 152, “Accounting for Real Estate Time Sharing Transactions,” and SFAS No. 66, “Accounting for Sales of Real Estate,” as amended. The Company recognizes sales when the buyer has demonstrated a sufficient level of initial and continuing investment, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. Interest income associated with timeshare notes receivable is also included in vacation ownership and residential sales and services revenue and totaled $57 million, $40 million and $30 million in 2008, 2007 and 2006, respectively. The Company has also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. The fees from these arrangements are generally based on the gross sales revenue of the units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectibility of the fees is reasonably assured.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W, Luxury Collection, Aloft and Element brand names, termination fees and the amortization of deferred gains related to sold properties for which the Company has significant continuing involvement, offset by payments by the Company under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, when the provisions of the management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income or net income.

Insurance Retention.  Through its captive insurance company, the Company provides insurance coverage for workers’ compensation, property and general liability claims arising at hotel properties owned or managed by the Company through policies written directly and through reinsurance arrangements. Estimated insurance claims payable represent expected settlement of outstanding claims and a provision for claims that have been incurred but not reported. These estimates are based on the Company’s assessment of potential liability using an analysis of available information including pending claims, historical experience and current cost trends. The amount of the ultimate liability may vary from these estimates. Estimated costs of these self-insurance programs are accrued, based on the analysis of third-party actuaries.

Costs Incurred to Sell VOIs.  The Company capitalizes direct costs attributable to the sale of VOIs until the sales are recognized. Selling and marketing costs capitalized under this methodology were approximately $7 million and $6 million as of December 31, 2008 and 2007, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of SFAS No. 152. If a contract is cancelled, the Company charges the unrecoverable direct selling and marketing costs to expense and records forfeited deposits as income.

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

Advertising Costs.  The Company enters into multi-media ad campaigns, including television, radio, internet and print advertisements. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” If it becomes apparent that the media campaign will not take place, all costs are expensed at that time. During the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $146 million, $116 million and $135 million of advertising expense, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Retained Interests.  The Company periodically sells notes receivable originated by its vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips. These retained interests are treated as “available-for-sale” transactions under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Retained Interests considered temporary through the accompanying consolidated statement of comprehensive income. A change in fair value determined to be other-than-temporary is recorded as a loss in the Company’s consolidated statement of income. The Company had Retained Interests of $19 million and $40 million at December 31, 2008 and 2007, respectively.

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

Impact of Recently Issued Accounting Standards.

Adopted Accounting Standards

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 in December 2008 and it did not have a material impact on the consolidated financial statements.

In December 2008, the FASB issued FSP No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. 140-4”) which amends FASB No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of SFAS No. 125” and FIN No. 46 (R) “Consolidation of Variable Interest Entities” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This FSP No. 140-4 is effective in reporting periods ending after December 15, 2008. The Company adopted FSP No. 140-4 in December 2008 and it did not have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. See Note 11 for additional information.

In December 2007, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on EITF issue No. 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). EITF 07-6 establishes that a buy-sell clause, in and of itself does not constitute a prohibited form of continuing involvement that would preclude partial sales treatment under FASB Statement No. 66. EITF 07-6 will be effective for new arrangements entered into in fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company adopted EITF 07-6 on January 1, 2008 and it did not have a material impact on the consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain equity-based benefit plans should be recognized as an increase in additional paid-in capital. The consensus is effective in fiscal years beginning after December 15, 2007 and should be applied prospectively for income tax benefits derived from dividends declared after adoption. The Company adopted EITF 06-11 on January 1, 2008 and it did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) This standard permits entities to choose to measure financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative — effect adjustment to the opening balance of retained earnings. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

In November 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007. The cumulative effect of applying EITF 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of EITF 06-8 did not have a significant impact on the Company’s financial statements or require a cumulative effect adjustment.

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

Future Adoption of Accounting Standards

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

The following is a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Year Ended December 31,
	2008			2007			2006
			Per			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share

Basic earnings from continuing operations	$254	181	$1.40	$543	203	$2.67	$1,115	213	$5.25
Effect of dilutive securities:
Employee options and restricted stock awards	—	4		—	8		—	9
Convertible debt	—	—		—	—		—	1

Diluted earnings from continuing operations	$254	185	$1.37	$543	211	$2.57	$1,115	223	$5.01

Approximately 7 million Shares, 1 million Shares and 2 million Shares were excluded from the computation of diluted Shares in 2008, 2007 and 2006, respectively, as their impact would have been anti-dilutive.

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

In connection with the Host Transaction, Starwood’s shareholders received 0.6122 Host shares and $0.503 in cash for each of their Class B Shares. Holders of Starwood employee stock options did not receive this consideration while the market price of the Company’s publicly traded shares was reduced to reflect the payment of this consideration directly to the holders of the Class B Shares. In order to preserve the value of the Company’s options immediately before and after the Host Transaction, in accordance with the stock option agreements, the Company adjusted its stock options to reduce the strike price and increase the number of stock options using the intrinsic value method based on the Company’s stock price immediately before and after the transaction. As a result of this adjustment, the diluted stock options increased by approximately 1 million Corporation Shares effective as of the closing of the Host Transaction. In accordance with SFAS No. 123(R), this adjustment did not result in any incremental fair value, and as such, no additional compensation cost was recognized. Furthermore, in order to preserve the value of the contingently convertible debt discussed above, the Company modified the conversion rate of the contingently convertible debt in accordance with the indenture.

Note 4.	Significant Acquisitions

Acquisition of the Sheraton Full Moon Maldives Resort and Spa

During the fourth quarter of 2008, the company entered into a joint venture that acquired the Sheraton Full Moon Maldives Resort and Spa. The company invested approximately $28 million in this venture in exchange for a 45% ownership interest.

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

Acquisition of an interest in a Joint Venture that Purchased the Sheraton Grande Tokyo Bay Hotel

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

Note 5.	Asset Dispositions and Impairments

During 2008, as a result of the current economic climate, the Company reviewed the recoverability of its carrying values of its owned hotels and concluded that five hotels were impaired. These hotels are non-Starwood branded hotels, in which the Company has no intention to invest significant capital and operating income has deteriorated significantly. The fair values of the hotels were estimated by using comparative sales for similar assets and recent letters of intent to sell certain assets. An impairment charge of $64 million was recorded in the year ended December 31, 2008 associated with these hotels. These assets are reported in the Hotels operating segment. It is reasonably possible that there will be additional impairments on owned hotels in 2009 if economic conditions worsen.

During 2008, as a result of current market conditions and its impact on the timeshare industry, the Company reviewed the fair value of its economic interests in securitized VOI notes receivable and concluded these interests were impaired. The fair value of the Company’s investment in these retained interests was determined by estimating the net present value of the expected future cash flows, based on expected default and prepayment rates (See Note 10.) The Company recorded an impairment charge of $22 million in the year ended December 31, 2008 related to these retained interests. These assets are reported in the Vacation Ownership and Residential operating segment.

During the fourth quarter of 2008, the Company sold The Westin Turnberry for net cash proceeds of $99 million. This sale was subject to a long term management contract and the Company recorded a deferred gain of $27 million in connection with the sale.

During the third quarter of 2008, the Company recorded a loss of $11 million primarily related to an investment in which the Company holds a minority interest. This investment was fully written off as the joint venture’s lenders began foreclosure proceedings on the underlying assets of the venture.

During 2007, the Company recorded a net loss of $44 million, primarily related to a net loss of $58 million on the sale of eight wholly owned hotels and a loss of approximately $7 million primarily related to charges at three other properties. These losses were offset in part by $20 million of net gains primarily on the sale of assets in which the Company held a minority interest and a gain of $6 million as a result of insurance proceeds received for property damage caused by storms at two owned hotels in prior years.

During the second quarter of 2006, the Company consummated the Host Transaction whereby subsidiaries of Host acquired 33 properties and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust. The stock and cash transaction was valued at approximately $4.1 billion, including debt assumption (based on Host’s closing stock price on April 7, 2006 of $20.53). In the first phase of the transaction, 28 hotels and the stock of certain controlled subsidiaries, including Sheraton Holding and the Trust, were acquired by Host for consideration valued at $3.54 billion. On May 3, 2006, four additional hotels located in Europe were sold to Host for net proceeds of approximately $481 million in cash. On June 13, 2006, the final hotel in Venice, Italy was sold to Host for net proceeds of approximately $74 million in cash. In connection with the first phase of the transaction, Starwood shareholders received approximately $2.8 billion in the form of Host common stock valued at $2.68 billion and $119 million in cash for their Class B shares. Based on Host’s closing price on April 7, 2006, this consideration had a per — Class B share value of $13.07. Starwood directly received approximately $738 million of consideration in the first phase, including $600 million in cash, $77 million in debt assumption and $61 million in Host common stock. In addition, the Corporation assumed from its subsidiary, Sheraton Holding, debentures with a principal balance of $600 million. As the sale of the Class B shares involved a transaction with Starwood’s shareholders, the book value of the Trust associated with this sale was treated as a non-reciprocal transaction with owners and was removed through retained earnings up to the amount of retained earnings that existed at the sale date with the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

remaining balance reducing additional paid in capital. This portion of the transaction was treated as a non-cash exchange by Starwood and, consequently, was excluded from the consolidated statement of cash flows. The portion of the transaction between the Company and Host was recorded as a disposition under the provisions of SFAS No. 144. As Starwood sold these hotels subject to long-term management contracts, the calculated gain on the sale of approximately $962 million has been deferred and is being amortized over the initial management contract term of 20 years. This transaction also generated a capital loss, net of carry back and 2006 utilization, of $2.4 billion for federal tax purposes. The entire tax benefit of the loss was offset by a valuation allowance due to the uncertainty of realizing the tax benefit of this capital loss carryforward before its expiration in 2011. See Note 14. The Company sold all of the Host common stock in the second quarter of 2006 and recorded a net gain of approximately $1 million.

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

Also during 2006, the Company recorded an impairment charge of $11 million related to the Sheraton Cancun in Cancun, Mexico that was damaged by Hurricane Wilma in 2005 and was completely demolished in order to build additional vacation ownership units. This impairment charge was offset by a $13 million gain as a result of insurance proceeds received primarily for the Sheraton Cancun and the Company’s other owned hotel in Cancun, the Westin Cancun, as reimbursement for property damage caused by the same storm.

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

During the first quarter of 2008, the Company entered into a purchase and sale agreement for the sale of a hotel for total consideration of $10 million. The Company received a non-refundable deposit from the prospective buyer during the first quarter of 2008. The Company recorded an impairment charge of approximately $1 million in the first quarter of 2008 related to this hotel. The sale of this hotel is expected to be completed in 2009.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Plant, Property and Equipment

Plant, property and equipment, excluding assets held for sale, consisted of the following (in millions):

	December 31,
	2008	2007

Land and improvements	$635	$714
Buildings and improvements	3,444	3,589
Furniture, fixtures and equipment	1,792	1,690
Construction work in process	199	221

	6,070	6,214
Less accumulated depreciation and amortization	(2,471)	(2,364)

	$3,599	$3,850

Unamortized capitalized computer software costs were $129 million and $104 million at December 31, 2008 and 2007 respectively. Amortization of capitalized computer software costs was $24 million, $23 million and $22 million for the years ended December 31, 2008, 2007 and 2006 respectively

Note 8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows (in millions):

		Vacation
	Hotel	Ownership
	Segment	Segment	Total

Balance at January 1, 2008	$1,465	$241	$1,706
Cumulative translation adjustment	(18)	—	(18)
Asset dispositions	(51)	—	(51)
Other	2	—	2

Balance at December 31, 2008	$1,398	$241	$1,639

Intangible assets consisted of the following (in millions):

	December 31,
	2008	2007

Trademarks and trade names	$315	$320
Management and franchise agreements	354	310
Other	90	90

	759	720
Accumulated amortization	(163)	(124)

	$596	$596

The intangible assets related to management and franchise agreements have finite lives, and accordingly, the Company recorded amortization expense of $32 million, $26 million and $25 million, respectively, during the years ended December 31, 2008, 2007 and 2006. The other intangible assets noted above have indefinite lives.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Amortization expense relating to intangible assets with finite lives for each of the years ended December 31 is expected to be as follows (in millions):

2009	$28
2010	$28
2011	$27
2012	$27
2013	$27

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performed its annual impairment test of goodwill for both of its reporting segments and concluded that the goodwill was not impaired. However, based on the economic climate and the deterioration of results in the hotel and timeshare industry, it is reasonably possible that the fair value of goodwill related to the hotel and vacation ownership segment could continue to decline in the near term.

Note 9.	Other Assets

Other assets include the following (in millions):

	December 31,
	2008	2007

VOI notes receivable, net	$444	$373
Other notes receivable, net	32	41
Prepaid taxes	130	—
Deposits and other	76	80

Total	$682	$494

Included in these balances at December 31, 2008 and 2007 are the following fixed rate notes receivable related to the financing of VOIs (in millions):

	December 31,
	2008	2007

Gross VOI notes receivable	$581	$484
Allowance for uncollectible VOI notes receivable	(91)	(68)

Net VOI notes receivable	490	416
Less current maturities of gross VOI notes receivable	(54)	(50)
Current portion of the allowance for uncollectible VOI notes receivable	8	7

Long-term portion of net VOI notes receivable	$444	$373

The current maturities of net VOI notes receivable are included in accounts receivable in the Company’s balance sheets.

As discussed in Note 2, as the Company holds large amounts of similar VOI notes receivable, the Company assesses its loan loss reserves based on pools of receivables. As of December 31, 2008, the average estimated default rate for the Company’s pool of receivables was 7.9%. Given the significance of the Company’s respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to its loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million. It is reasonably

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

possible that the carrying value of the VOI notes receivable could materially change in 2009 if the economy continues to worsen.

The interest rates of the owned VOI notes receivable are as follows:

	December 31,
	2008	2007

Range of stated interest rates	0% - 18%	0% - 18%
Weighted average interest rate	11.9%	11.8%

The maturities of the gross VOI notes receivable are as follows (in millions):

	December 31,
	2008	2007

Due in 1 year	$54	$50
Due in 2 years	47	35
Due in 3 years	52	38
Due in 4 years	64	50
Due in 5 years	66	56
Due beyond 5 years	298	255

Total gross VOI notes receivable	$581	$484

The activity in the allowance for VOI loan losses was as follows (in millions):

Balance at January 1, 2008	$68
Provision for loan losses	73
Write-offs of uncollectible receivables	(50)

Balance at December 31, 2008	$91

Note 10.	Notes Receivable Securitizations

From time to time, the Company securitizes, without recourse, its fixed rate VOI notes receivable. To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to special purpose entities (together with the special purpose entities in the next sentence, the “SPEs”) and the SPEs transfer the VOI notes receivable to qualifying special purpose entities (“QSPEs”), as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”). To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to SPEs and the SPEs transfer the VOI notes receivable to a third party purchaser. The Company continues to service the securitized VOI notes receivable pursuant to servicing agreements negotiated at arms-length based on market conditions; accordingly, the Company has not recognized any servicing assets or liabilities. All of the Company’s VOI notes receivable securitizations to date have qualified to be, and have been, accounted for as sales in accordance with SFAS No. 140.

With respect to those transactions still outstanding at December 31, 2008, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing and other related fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at December 31, 2008, the Retained

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Interests are classified and accounted for as “available-for-sale” securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 140.

The Company’s securitization agreements provide the Company with the option, subject to certain limitations, to repurchase or replace defaulted VOI notes receivable at their outstanding principal amounts. Such activity totaled $23 million, $21 million and $15 million during 2008, 2007 and 2006, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company’s replacement of the defaulted VOI notes receivable under the securitization agreements with new VOI notes receivable resulted in net gains of approximately $4 million, $2 million and $1 million during 2008, 2007 and 2006, respectively, which are included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

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

Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2006 Securitization and at December 31, 2006, relating to the 2006 Securitization, were as follows: discount rate of 10%; annual prepayments, which yields an average expected life of the prepayable VOI notes receivable of 94 months; and expected gross VOI notes receivable balance defaulting as a percentage of the total initial pool of 14.2%. These key assumptions are based on the Company’s prior experience.

At December 31, 2008, the aggregate outstanding principal balance of VOI notes receivable that have been securitized was $228 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at December 31, 2008 was approximately $5 million.

Gross credit losses for all VOI notes receivable that have been securitized totaled $31 million, $23 million and $17 million during 2008, 2007 and 2006, respectively.

The Company received aggregate cash proceeds of $26 million, $33 million and $36 million from the Retained Interests during 2008, 2007 and 2006, respectively. The Company received aggregate servicing fees of $3 million, $4 million and $4 million related to these VOI notes receivable during 2008, 2007 and 2006, respectively.

At the time of each VOI notes receivable securitization and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. As of December 31, 2008, the aggregate net present value and carrying value of Retained Interests for the Company’s three outstanding note securitizations was approximately $19 million, with the following key assumptions used in measuring the fair value: an average discount rate of 17.8%, an average expected annual prepayment rate including defaults of 20.4%, and an expected weighted average remaining life of prepayable notes receivable of 73 months. The change in the fair value of the Retained Interests was determined to be other than temporary and an impairment charge of $22 million was recorded in the fourth quarter of 2008 (see Note 5).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses as of December 31, 2008. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (in millions). The factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	2.4%
200 basis points-dollars	$0.8
200 basis points-percentage	4.6%
Discount rate:
100 basis points-dollars	$0.3
100 basis points-percentage	1.9%
200 basis points-dollars	$0.7
200 basis points-percentage	3.7%
Gross annual rate of credit losses:
100 basis points-dollars	$4.9
100 basis points-percentage	27.4%
200 basis points-dollars	$8.8
200 basis points-percentage	49.0%

Note 11.	Fair Value

In accordance with SFAS No. 157, the following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Forward contracts	$—	$6	$—	$6
Retained Interests	—	—	19	19

	$—	$6	$19	$25
Liabilities:
Forward contracts	$—	$3	$—	$3

The forward contracts are over the counter contracts that do not trade on a public exchange. The fair values of the contracts are based on inputs such as foreign currency spot rates and forward points that are readily available on public markets, and as such, are classified as Level 2. The Company considered both its credit risk, as well as its counterparties’ credit risk in determining fair value and no adjustment was made as it was deemed insignificant based on the short duration of the contracts and the Company’s rate of short-term debt.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company estimates the fair value of its Retained Interests using a discounted cash flow model with unobservable inputs, which is considered Level 3. The following key assumptions are used in measuring the fair value: an average discount rate of 17.8%, an average expected annual prepayment rate, including defaults, of 20.4%, and an expected weighted-average remaining life of prepayable notes receivable of 73 months. See Note 10 for the impact on the fair value based on changes to the assumptions.

The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in millions):

Balance at January 1, 2008	$40
Total losses (realized/unrealized)
Included in earnings	(17)
Included in other comprehensive income	(4)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at December 31, 2008	$19

Note 12.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of December 31, 2008 and 2007, the Company had total deferred gains of $1.151 billion and $1.216 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $83 million, $81 million and $62 million in 2008, 2007 and 2006, respectively. The increase in deferred gain amortization in 2008 and 2007 is primarily due to the Host Transaction discussed in Note 5.

Note 13.	Restructuring and Other Special Charges, Net

During the year ended December 31, 2008, the Company recorded a $60 million restructuring charge in connection with its ongoing initiative of rationalizing its cost structure in light of the decline in growth in its business units. The charge primarily related to costs associated with the closure of three vacation ownership call centers and nine sales centers as well as severance costs associated with the reduction in force at the Company’s corporate offices. In addition, the Company recorded a $2 million restructuring charge related to further demolition costs at the Sheraton Bal Harbour Beach Resort (“Bal Harbour”), which is being redeveloped as a St. Regis hotel along with branded residences and fractional units.

In 2008, due to the global economic climate and its impact on the timeshare industry, the Company evaluated all of its existing vacation ownership projects to determine if such projects were still economically viable, and if so, whether their fair values exceeded their carrying values. As a result of this analysis, the Company decided not to pursue or continue development at primarily two main projects, resulting in an impairment charge of approximately $72 million. This charge relates to the impairment of land, fixed assets, and non recoverable intangible assets. The fair value was determined using a discounted cash flow method based on the alternative and best use for the respective project sites.

Also in 2008, as a result of the global economic climate, the Company deemed that its minority investments in two joint venture hotel projects were other-than-temporarily impaired and recorded an impairment charge of $7 million. For each hotel, the construction of the property has not been completed and the lenders have begun the foreclosure process. The controlling partners will not make additional capital contributions or pay the debt service.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, the Company recorded net restructuring and other special charges of approximately $53 million primarily related to the Company’s redevelopment of the Sheraton Bal Harbour Beach Resort. The Company demolished the hotel in late 2007 and plans to rebuild a St. Regis hotel along with branded residences and fractional units. Bal Harbour was closed for business on July 1, 2007, and the majority of employees were terminated. The charge primarily related to accelerated depreciation, demolition, and severance costs. This charge was partially offset by a $2 million refund related to a terminated life insurance policy.

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

Restructuring and Other Special Charges by operating segment are as follows:

	Year Ended December 31,
	2008	2007	2006

Segment
Hotel	$41	$53	$20
Vacation Ownership & Residential	100	—	—

Total	$141	$53	$20

The Company had remaining accruals of $41 million as of December 31, 2008, which are primarily recorded in accrued expenses and other liabilities. The following table summarizes activity in the restructuring and other special charges related accounts during the year ended December 31, 2008 (in millions):

	December 31,			Non-Cash	Reversal of	December 31,
	2007	Expenses	Payments	Other	Accruals	2008

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	—	—	—	—	$8
Bal Harbour demolition costs	1	$2	$(3)	—	—	—
Consulting fees associated with cost reduction initiatives	—	5	(2)	—	—	3
Severance	—	39	(20)	$4		23
Closure of vacation ownership facilities	—	16	(1)	(8)	—	7
Impairments	—	79	—	(79)	—	—

Total	$9	$141	$(26)	$(83)	—	$41

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes

Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Pretax income
U.S.	$195	$517	$556
Foreign	135	216	126

	$330	$733	$682

Provision (benefit) for income tax
Current:
U.S. federal	$(12)	$166	$104
State and local	33	8	31
Foreign	48	157	51

	69	331	186

Deferred:
U.S. federal	28	(105)	(517)
State and local	(23)	—	(84)
Foreign	2	(37)	(19)

	7	(142)	(620)

	$76	$189	$(434)

No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $807 million as of December 31, 2008 since these amounts are permanently reinvested.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,
	2008	2007

Plant, property and equipment	$389	$312
Intangibles	10	15
Allowances for doubtful accounts and other reserves	132	160
Employee benefits	105	100
Net operating loss, capital loss and tax credit carryforwards	605	723
Deferred income	(238)	(102)
Other	98	108

	1,101	1,316
Less valuation allowance	(488)	(615)

Deferred income taxes	$613	$701

At December 31, 2008, the Company had federal and state net operating losses of approximately $29 million and $2.4 billion, respectively, and federal tax credit carryforwards of $79 million. The Company also had foreign net operating loss and tax credit carryforwards of approximately $32 million and $19 million, respectively. The

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company expects to realize future tax benefits from substantially all its federal and state net operating losses tax, which expire by 2027. The Company has established a valuation allowance against substantially all of the tax benefit for the remaining federal and state carryforwards as it is unlikely that the benefit will be realized prior to their expiration. The Company is currently considering certain tax-planning strategies that may allow it to utilize these tax attributes within the statutory carryforward period.

The Company generated a federal capital loss in connection with the Host Transaction which was originally estimated at approximately $2.6 billion at December 31, 2006. During 2007, the Company completed its 2006 tax return which included the Host Transaction and adopted FIN 48. As a result, the Company reduced its original estimate of this capital loss and corresponding valuation allowance by approximately $1.2 billion, resulting in a revised amount of $1.4 billion at December 31, 2006. Through December 31, 2008, approximately $558 million of this loss has been utilized to offset 2008 and prior years’ capital gains. The remaining $818 million of capital loss is available to offset federal capital gains through 2011. The Company also had state capital losses related to the Host Transaction of approximately $981 million, substantially all of which expire in 2011. Due to the uncertainty of realizing the tax benefit of the federal and state capital loss carryforwards, the entire tax benefit of the losses has been offset by a valuation allowance.

In February 1998, the Company disposed of ITT World Directories. The Company recorded $551 million of income taxes relating to this transaction. While the Company strongly believes this transaction was completed on a tax-deferred basis, in 2002 the IRS proposed an adjustment to fully tax the gain in 1998, which would increase Starwood’s taxable income by approximately $1.4 billion in that year. During 2004, the Company filed a petition in United States Tax Court to contest the IRS’s proposed adjustment. As a result of an August 2005 United States Tax Court decision against another taxpayer, the Company decided to treat this transaction as if it were taxable in 1998 for accounting purposes. As such, the Company applied substantially all of its federal net operating loss carryforwards against the gain and accrued interest, resulting in a $360 million net current liability. The Company paid the entire current liability to the IRS in October 2005 in order to eliminate any future interest accruals associated with the pending dispute. In January 2009, the Company and the IRS reached an agreement in principle to settle the litigation pertaining to the tax treatment of this transaction. The Company expects to finalize the details of the agreement and obtain the refund during 2009.

A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Tax provision at U.S. statutory rate	$115	$257	$239
U.S. state and local income taxes	9	13	(10)
Exempt Trust income	—	—	(32)
Tax on repatriation of foreign earnings	(14)	(29)	(16)
Foreign tax rate differential	(20)	12	(15)
Change in uncertain tax positions	—	13	—
Tax settlements	—	2	(59)
Tax benefit on the deferred gain from asset sales	(10)	(3)	(356)
Tax benefits recognized on Host Transaction	—	97	(1,017)
Basis difference on asset sales	16	(2)	(41)
Change in of valuation allowance	(31)	(158)	884
Tax expense amortization from intercompany transactions	7	—	—
Other	4	(13)	(11)

Provision for income tax (benefit)	$76	$189	$(434)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During 2007, the Company completed an evaluation of its ability to claim U.S. foreign tax credits generated in prior years on its federal tax return. As a result of this analysis, the Company determined that it can realize the credits for the 1999 and 2000 tax years. The Company had not previously accrued this benefit since the realization of the benefit was determined to be unlikely. Therefore, during 2007, a $28 million tax benefit, net of incremental taxes and interest, was recorded for these foreign tax credits. In addition, during 2006, the Company determined that it could claim the credits for the 2005 and 2006 tax years. The Company had not previously accrued this benefit since the realization of the benefit was determined to be unlikely. Therefore, during 2006, a $15 million and $19 million tax benefit was recorded for 2006 and 2005, respectively for these foreign tax credits.

Pursuant to FIN 48, the Company is required to accrue tax and associated interest and penalty on uncertain tax positions. During 2007, the Company recorded a $13 million charge, primarily associated with interest due on existing uncertain tax positions.

During 2006, the IRS completed its audits of the Company’s 2001, 2002 and 2003 tax returns and issued its final audit adjustments to the Company. In addition, state income tax audits for various jurisdictions and tax years were completed during 2006. As a result of the completion of these audits, the Company recorded a $50 million tax benefit. The Company also recognized a $9 million tax benefit during 2006 related to the reversal of previously accrued income taxes after an evaluation of the applicable exposures and the expiration of the related statutes of limitations.

As discussed in Note 5, the Company completed the Host Transaction during the second quarter of 2006 which included the sale of 33 hotel properties. As the Company sold these hotels subject to long-term management contracts, the gain of approximately $962 million has been deferred and is being recognized over the life of those contracts. Accordingly, the Company has established a deferred tax asset and recognized the related tax benefit of approximately $359 million for the book-tax difference on the deferred gain. Additional tax benefits of $1.017 billion resulted from the Host Transaction, consisting primarily of the tax benefit of $832 million on the $2.4 billion federal capital loss, net of carrybacks and 2006 utilization. The remaining benefit consisted of an adjustment to deferred income taxes for the increased tax basis of certain retained assets, partially offset by current tax liabilities generated as a result of the transaction. During 2007, the Company completed its 2006 tax return which included the Host Transaction. As a result, the Company recognized a net $97 million tax charge during 2007 as an adjustment to the original tax benefit accrued in 2006. The net charge was comprised of a $114 million charge related to a reduction to the amount of capital loss generated in the transaction offset by a $17 million tax benefit related to other aspects of the transaction. As a valuation allowance fully offsets the capital loss carryforward, the Company also recorded a $114 million tax benefit for the reversal of the capital loss valuation allowance.

During 2008, the Company sold the Westin Turnberry subject to a long-term management contract. As a result, the pretax gain has been deferred and is being recognized over the life of the contract. Accordingly, the Company has established a deferred tax asset and recognized the related tax benefit of approximately $10 million for the book-tax difference on the deferred gain.

During 2008 and 2007, the Company completed certain transactions that generated capital gains for U.S. tax purposes. These gains were completely offset by the capital loss generated in the Host Transaction. As discussed above, the Company had not previously accrued a benefit for the capital loss since the realization was determined to be unlikely. Therefore, during 2008 and 2007, the Company recorded tax benefits of $31 million and $35 million, respectively, to reverse the capital loss valuation allowance.

As a result of the implementation of FIN 48 in 2007, the Company recognized a $35 million cumulative effect adjustment to the beginning balance of retained earnings in the period. As of December 31, 2008, the Company had approximately $1.0 billion of total unrecognized tax benefits, of which $150 million would affect its effective tax rate if recognized. As discussed above, the Company expects to resolve the tax litigation related to the ITT World Directories transaction during 2009 and expects to reduce that amount of unrecognized tax benefits by approximately $499 million. The Company does not expect other significant increases or decreases to the amount of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits within 12 months of December 31, 2008. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$964
Additions based on tax positions related to the current year	6
Additions for tax positions of prior years	1
Settlements with tax authorities	(2)
Reductions for tax positions of prior years	—
Reductions due to the lapse of applicable statutes of limitation	(1)

Balance at December 31, 2007	$968

Balance at January 1, 2008	$968
Additions based on tax positions related to the current year	41
Additions for tax positions of prior years	2
Settlements with tax authorities	(3)
Reductions for tax positions of prior years	(4)
Reductions due to the lapse of applicable statutes of limitation	(1)

Balance at December 31, 2008	$1,003

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. The Company had $76 million and $29 million accrued for the payment of interest and no accrued penalties as of December 31, 2008 and December 31, 2007, respectively.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of December 31, 2008, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 15.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,
	2008	2007

Senior Credit Facilities:
Revolving Credit Facilities, interest rates of 2.32% at December 31, 2008, maturing 2011	$213	$787
Term loan, interest rates ranging from 1.88% to 2.69% at December 31,2008, maturing 2009 and 2010 (2.35% at December 31, 2008)	1,375	1,000
Senior Notes, interest at 7.875%, maturing 2012	799	792
Senior Notes (former Sheraton Holding notes), interest at 7.375%, maturing 2015	449	449
Senior Notes, interest at 6.25%, maturing 2013	601	400
Senior Notes, interest at 6.75%, maturing 2018	400	—
Mortgages and other, interest rates ranging from 5.80% to 8.56%, various maturities	171	167

	4,008	3,595
Less current maturities	(506)	(5)

Long-term debt	$3,502	$3,590

Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2009	$506
2010	505
2011	596
2012	847
2013	653
Thereafter	901

$4,008

Due to the current credit liquidity crisis, the Company evaluated the commitments of each of the lenders in its revolving credit facilities. Based on this review, the Company does not anticipate any issues regarding the availability of funds under the revolving credit facilities.

The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $1.585 billion of available borrowing capacity under its domestic and foreign lines of credit as of December 31, 2008. The short-term borrowings at December 31, 2008 and 2007 were insignificant.

The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, limitations on incurring additional debt, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. The Company was in compliance with all of the short-term and long-term debt covenants at December 31, 2008.

For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For non-public fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and the length to maturity for the debt. The estimated fair value of debt at December 31, 2008 and 2007 was $3.2 billion and $3.7 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows.

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

In the second quarter of 2008, the Company borrowed approximately $66 million under an international revolving credit facility, which was repaid during the fourth quarter of 2008 in conjunction with the sale of three properties by the Company (see Note 17).

On September 13, 2007, the Company completed a public offering of $400 million 6.25% Senior Notes (“6.25% Notes”) due February 13, 2013. The Company received net proceeds of approximately $396 million, which were used to reduce the outstanding borrowings under its Revolving Credit Facility. Interest on the 6.25% Notes is payable semi-annually on February 15 and August 15. At any time, the Company may redeem all or a portion of the 6.25% Notes at the Company’s option at a price equal to the greater of (1) 100% of the aggregate principal plus accrued and unpaid interest and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the redemption rate on a semi-annual basis at the Treasury rate plus 35 basis points, plus accrued and unpaid interest. The 6.25% Notes rank parri passu with all other unsecured and unsubordinated obligations. Upon a change in control of the Company, the holders of the 6.25% Notes will have the right to require repurchase of the respective Notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 6.25% Notes include restrictions on liens, sale and leaseback transactions, mergers, consolidations and sale of assets.

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

On April 27, 2007 the Company amended its Revolving Credit Facility to the interest rate (from the original rate of LIBOR + 0.475% to LIBOR + 0.400%) and increase commitments by $450 million, to a total of $2.250 billion. Of this amount, $375 million expired on April 27, 2008, and the remaining $1.875 billion will expire in February 2011.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 16.  Other Liabilities

Other liabilities consisted of the following (in millions):

	December 31,
	2008	2007

Deferred gains on asset sales	$1,069	$1,133
SPG point liability	430	354
Deferred income including VOI and residential sales	55	34
Benefit plan liabilities	106	62
Insurance reserves	50	68
Other	133	150

	$1,843	$1,801

Note 17.	Discontinued Operations

Summary financial information for discontinued operations is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Income Statement Data
Gain (loss) on disposition, net of tax	$75	$(1)	$(2)

For the year ended December 31, 2008, the gain on dispositions includes a $124 million gain ($129 million pre tax) on sale of three hotels which were sold unencumbered by management or franchise contracts. Discontinued operations for the year ended December 31, 2008 also includes a $49 million tax charge as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of the Company’s businesses several years ago.

For the year ended December 31, 2007, the loss on disposition represents a $1 million tax assessment associated with the disposition of the Company’s former gaming business in 1999.

For the year ended December 31, 2006, the loss on disposition represents a $2 million tax assessment associated with the disposition of the Company’s former gaming business in 1999.

Note 18.	Employee Benefit Plans

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

The net actuarial loss recognized in accumulated other comprehensive income for the year ended December 31, 2008 was $60 million (net of tax). The amortization of actuarial gain/loss, a component of accumulated other comprehensive income, for the year ended December 31, 2008 was $2 million.

Included in accumulated other comprehensive income at December 31, 2008 are unrecognized net actuarial losses of $98 million ($93 million, net of tax) and net prior service credit of $2 million ($2 million, net of tax) that

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2009 is $6 million ($6 million, net of tax).

Defined Benefit and Postretirement Benefit Plans.  The Company and its subsidiaries sponsor or previously sponsored numerous funded and unfunded domestic and international pension plans. All defined benefit plans covering U.S. employees are frozen. Certain plans covering non-U.S. employees remain active.

As a result of annuity purchases and lump sum distributions from the Company’s domestic pension plans, the Company recorded a net settlement gain of approximately $0.1 million during the year ended December 31, 2007 and a net settlement loss of approximately $0.1 million during the year ended December 31, 2006. There were no settlement gains or losses recorded during the year ended December 31, 2008.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the projected benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation of the Company’s defined benefit pension and postretirement benefit plans at December 31, 2008 and 2007 (in millions):

					Postretirement
	Pension Benefits		Foreign Pension Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$17	$17	$206	$196	$20	$19
Service cost	—	—	4	5	—	—
Interest cost	1	1	11	12	1	1
Actuarial loss (gain)	—	—	20	(4)	—	2
Settlements and curtailments	—	—	(7)	—	—	—
Effect of foreign exchange rates	—	—	(27)	5	—	—
Benefits paid	(1)	(1)	(6)	(8)	(3)	(2)
Plan amendments	—	—	(2)	—	—	—

Benefit obligation at end of year	$17	$17	$199	$206	$18	$20

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$185	$161	$5	$7
Actual return on plan assets, net of expenses	—	—	(35)	12	—	—
Employer contribution	1	1	20	16	3	2
Effect of foreign exchange rates	—	—	(26)	4	—	—
Settlements and curtailments	—	—	(6)	—	—	—
Asset transfer	—	—	—	—	(3)	(2)
Benefits paid	(1)	(1)	(6)	(8)	(3)	(2)

Fair value of plan assets at end of year	$—	$—	$132	$185	$2	$5

Funded status	$(17)	$(17)	$(67)	$(21)	$(16)	$(15)

Accumulated benefit obligation	$17	$17	$174	$186	n/a	n/a

Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$17	$17	$132	$47	$18	$20

Accumulated benefit obligation	$17	$17	$108	$46	n/a	n/a

Fair value of plan assets	$—	$—	$57	$41	$2	$5

The net underfunded status of the plans at December 31, 2008 was $100 million, which $99 million is in other liabilities and $1 million is in accrued expenses in the accompanying balance sheet. The majority of participants in the Foreign Pension Plans are employees of managed hotels, for which we are reimbursed for costs related to their benefits. The impact of these reimbursements is not reflected above.

All domestic pension plans are frozen plans, where employees do not accrue additional benefits. Therefore, at December 31, 2008 and 2007, the projected benefit obligation is equal to the accumulated benefit obligation. In March 2006, the Company elected to freeze its pension plans in the United Kingdom. Its other foreign pension plans are not frozen, and accordingly, at December 31, 2008 and 2007, the accumulated benefit obligation for the foreign pension plans was $174 million and $186 million, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents the components of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$—	$—	$—	$4	$5	$4	$—	$—	$—
Interest cost	1	1	1	11	12	10	1	1	1
Expected return on plan assets	—	—	—	(10)	(11)	(9)	—	(1)	(1)
Amortization of actuarial loss	—	—	—	2	2	3	—	—	—
Other	—	—	—	1	—	—	—	—	—

SFAS No. 87 cost/SFAS No. 106 cost	1	1	1	8	8	8	1	—	—

SFAS No. 88 settlement and curtailment gain	—	—	—	1	—	(3)	—	—	—

Net periodic benefit cost	$1	$1	$1	$9	$8	$5	$1	$—	$—

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009, gradually decreasing to 5% in 2013. A one-percentage-point change in assumed health care cost trend rates would have approximately a $0.5 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost.

The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

			Foreign Pension		Postretirement
	Pension Benefits		Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Discount rate	5.99%	5.75%	6.19%	5.88%	6.00%	5.74%
Rate of compensation increase	n/a	n/a	3.93%	3.90%	n/a	n/a

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	5.75%	5.75%	5.50%	5.88%	5.46%	5.09%	5.74%	5.74%	5.49%
Rate of compensation increase	n/a	n/a	n/a	3.89%	3.90%	3.60%	n/a	n/a	n/a
Expected return on plan assets	n/a	n/a	n/a	6.38%	6.40%	6.91%	7.50%	7.50%	7.50%

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The weighted average asset allocations at December 31, 2008 and 2007 for the Company’s defined benefit pension and postretirement benefit plans and the Company’s current target asset allocation ranges are as follows:

				Foreign Pension Benefits			Postretirement Benefits
	Pension Benefits				Percentage of			Percentage of
	Target	Percentage of Plan Assets		Target	Plan Assets		Target	Plan Assets
	Allocation	2008	2007	Allocation	2008	2007	Allocation	2008	2007

Equity securities	n/a	n/a	n/a	34%	32%	45%	79%	42%	63%
Debt securities	n/a	n/a	n/a	66%	65%	48%	—	37%	35%
Cash and other	n/a	n/a	n/a	—	3%	7%	21%	21%	2%

				100%	100%	100%	100%	100%	100%

The investment objective of the foreign pension plans and postretirement benefit plan is to seek long-term capital appreciation and current income by investing in a diversified portfolio of equity and fixed income securities with a moderate level of risk. At December 31, 2008, all remaining domestic pension plans are unfunded plans.

The Company expects to contribute approximately $1 million to its domestic pension plans, approximately $18 million to its foreign pension plans, and approximately $2 million to the postretirement benefit plan in 2009. The following table represents the Company’s expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits

2009	$1	$7	$2
2010	$1	$7	$2
2011	$1	$8	$2
2012	$1	$8	$2
2013	$1	$9	$2
2014 — 2018	$7	$57	$8

Defined Contribution Plans.  The Company and its subsidiaries sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a voluntary defined contribution plan allowing participation by employees on U.S. payroll who meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 50% of his or her compensation to the plan subject to certain maximum limits. The plan also contains provisions for matching contributions to be made by the Company, which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $32 million in 2008, $28 million in 2007 and $25 million in 2006. Included as an investment choice is the Company’s publicly traded common stock, which had a balance of $30 million and $62 million at December 31, 2008 and 2007, respectively.

Multi-Employer Pension Plans.  Certain employees are covered by union sponsored multi-employer pension plans. Pursuant to agreements between the Company and various unions, contributions of $9 million in 2008, $9 million in 2007 and $8 million in 2006 were made by the Company and charged to expense.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.	Leases and Rentals

The Company leases certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2014 and generally are for a fixed amount each month. In addition, several of the Company’s hotels are subject to leases of land or building facilities from third parties, which extend for varying periods through 2089 and generally contain fixed and variable components, including a 25-year building lease of the Westin Dublin hotel in Dublin, Ireland (18 years remaining under the lease) with fixed annual payments of $3 million and a building lease of the W Times Square hotel in New York City which has a term of 25 years (18 years remaining under the lease) with fixed annual lease payments of $16 million. The variable components of leases of land or building facilities are based on the operating profit or revenues of the related hotels.

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

In June 2008, the Company entered into an agreement to lease the W London Leicester Square Hotel for 40 years, commencing once the hotel reopens following a major renovation. The commencement of the lease term is contingent upon the completion of the renovation which is under way and is expected to be completed in January 2011. The minimum future rent payments due upon completion of the hotel is £3.5 million in year one, £4.5 million in year two, and £5.5 million in year three. After the third year the rent changes based on the United Kingdom RRI Index. Due to the uncertain opening date, the payments are not included in the table below.

The Company’s minimum future rents at December 31, 2008 payable under non-cancelable operating leases with third parties are as follows (in millions):

2009	$90
2010	$100
2011	$100
2012	$85
2013	$85
Thereafter	$698

Rent expense under non-cancelable operating leases consisted of the following (in millions):

	Year Ended December 31,
	2008	2007	2006

Minimum rent	$93	$86	$76
Contingent rent	10	10	11
Sublease rent	(6)	(6)	(4)

	$97	$90	$83

Note 20.	Stockholders’ Equity

Share Repurchases.  In April 2007, the Board of Directors authorized an additional $1 billion in Share repurchases under the Company’s existing Corporation Share repurchase authorization (the “Share Repurchase Authorization”). In November 2007, the Board of Directors of the Company further authorized the repurchase of up to an additional $1 billion of Corporation Shares under the Share Repurchase Authorization. During the year ended

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2008, the Company repurchased 13.6 million Shares and Corporation Shares at a total cost of $593 million. As of December 31, 2008, no repurchase capacity remained under the Share Repurchase Authorization.

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

On March 15, 2006, the Company completed the redemption of the remaining 25,000 outstanding shares of Class B EPS for approximately $1 million in cash. On April 10, 2006, when the Company consummated the first phase of the Host Transaction, holders of Class A EPS received from Host $0.503 in cash and 0.6122 shares of Host common stock. Also in connection with the Host Transaction, the Company redeemed all of the Class A EPS (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. The Operating Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or Shares. For the year ended December 31, 2006, the Company redeemed approximately 926,000 Operating Partnership units for approximately $56 million in cash. There were approximately 178,000 and 179,000 of these units outstanding at December 31, 2008 and December 31, 2007, respectively.

Note 21.	Stock-Based Compensation

In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long Term Incentive Compensation Plan (“2002 LTIP”) and provides for the purchase of Shares by directors, officers, employees, consultants and advisors, pursuant to equity award grants. Although no additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long Term Incentive Compensation Plan or the Company’s 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate award pool for non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 2004 LTIP at December 31, 2008 was approximately 70 million (with options counted as one share and restricted stock and performance units counted as 2.8 shares).

Compensation expense, net of reimbursements during 2008, 2007 and 2006 was approximately $68 million, $99 million and $103 million, respectively, resulting in tax benefits of $26 million, $33 million and $36 million, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As previously discussed, the Company utilizes the Lattice model to calculate the fair value of option grants. Weighted average assumptions used to determine the fair value of option grants were as follows:

	Year Ended December 31,
	2008	2007	2006

Dividend yield	1.50%	1.40%	1.41%
Volatility:
Near term	38%	25%	26%
Long term	36%	37%	40%
Expected life	6yrs	6yrs	6yrs
Yield curve:
6 month	1.90%	5.12%	4.68%
1 year	1.91%	4.96%	4.66%
3 year	2.17%	4.55%	4.58%
5 year	2.79%	4.52%	4.53%
10 year	3.73%	4.56%	4.58%

The dividend yield is estimated based on the current annualized dividend payment and the average price of the Shares or Corporation Shares, as the case may be, during the prior year.

The estimated volatility is based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options. The weighted average volatility for 2008 grants was 37%.

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

The following table summarizes stock option activity for the Company:

		Weighted Average
	Options	Exercise
	(In millions)	Price Per Share

Outstanding at December 31, 2007	12.8	$36.60
Granted	0.7	49.52
Exercised	(4.1)	28.55
Forfeited, Canceled or Expired	(0.7)	47.90

Outstanding at December 31, 2008	8.7	$40.66

Exercisable at December 31, 2008	6.5	$37.31

The weighted-average fair value per option for options granted during 2008, 2007 and 2006 was $17.24, $20.54 and $16.12, respectively, and the service period is typically four years. The total intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $89 million, $187 million and $370 million, respectively, resulting in tax benefits of approximately $35 million, $56 million and $128 million, respectively. As of December 31, 2008, there was approximately $17 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 1.58 years on a straight-line basis for 2007 and future grants and using an accelerated recognition method for grants prior to January 1, 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In April 2006, as part of the Host Transaction, the Company depaired its Corporation Shares and Class B Shares. As a result, the number of the Company’s options and their strike prices have been adjusted as discussed in Note 3.

The aggregate intrinsic value of outstanding options as of December 31, 2008 was $0 million. The aggregate intrinsic value of exercisable options as of December 31, 2008 was $0 million. The weighted-average contractual life was 4.07 years for outstanding options and 3.58 years for exercisable option as of December 31, 2008.

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

At December 31, 2008, there was approximately $139 million (net of estimated forfeitures) in unamortized compensation cost related to restricted stock and restricted stock units. The weighted average remaining term was 1.88 years for restricted stock grants outstanding at December 31, 2008. The fair value of restricted stock distributed during 2008 was $85 million.

The following table summarizes the Company’s restricted stock and units activity during 2008:

	Number of	Weighted Average
	Restricted	Grant Date Value
	Stock and Units	Per Share
	(In millions)

Outstanding at December 31, 2007	5.7	$53.95
Granted	2.7	$46.49
Distributed	(2.0)	$49.34
Forfeited or Canceled	(1.0)	$53.24

Outstanding at December 31, 2008	5.4	$52.05

2002 Employee Stock Purchase Plan

In April 2002, the Board of Directors adopted (and in May 2002 the shareholders approved) the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions and reserved 10,000,000 Shares for issuance under the ESPP. The ESPP commenced in October 2002.

All full-time regular employees who have completed 30 days of continuous service and who are employed by the Company on U.S. payrolls are eligible to participate in the ESPP. Eligible employees may contribute up to 20% of their total cash compensation to the ESPP. Amounts withheld are applied at the end of every three month accumulation period to purchase Shares. The value of the Shares (determined as of the beginning of the offering period) that may be purchased by any participant in a calendar year is limited to $25,000. The purchase price to employees is equal to 95% of the fair market value of Shares on the date of purchase. Participants may withdraw their contributions at any time before Shares are purchased.

Approximately 200,000 Shares were issued under the ESPP during the year ended December 31, 2008 at purchase prices ranging from $16.02 to $45.98. Approximately 119,000 Shares were issued under the ESPP during the year ended December 31, 2007 at purchase prices ranging from $51.00 to $68.47.

Note 22.	Derivative Financial Instruments

The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. Beginning in January 2008, the Company entered into forward contracts to hedge forecasted transactions based in

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

foreign currencies. These forward contracts have been designated as cash flow hedges under the provisions of SFAS No. 133, and their change in fair value is recorded as a component of other comprehensive income. The fair value of these contracts has been recorded as an asset of $6 million at December 31, 2008. The notional dollar amount of the outstanding Euro and Canadian forward contracts at December 31, 2008 is $51 million and $4 million, respectively, with average exchange rates of 1.5 and 1.0, respectively, with terms of less than one year. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies. An immaterial amount of loss due to ineffectiveness was recorded in the consolidated statement of income. Additionally, during the year ended December 31, 2008, 22 forward contracts were settled. In connection with these settlements and the forecasted transactions occurring, the Company reclassified a loss of $0.8 million from accumulated other comprehensive income to the management fees, franchise fees and other income line item in the consolidated statement of income.

The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts do not qualify as hedges under the provisions of SFAS No. 133, and their change in fair value is recorded in the Company’s consolidated statement of income. The fair value of these contracts has been recorded as a liability of $3 million and an asset of $1 million at December 31, 2008 and December 31, 2007, respectively. The Company recorded gains of $14.4 million and $4.2 million on the forward contracts for the years ended December 31, 2008 and 2007 respectively. These gains were offset by losses in the revaluation of cross-currency intercompany loans.

From time to time, the Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. As of December 31, 2007, the fair value of the Company’s outstanding interest rate swaps was a liability of approximately $6 million and was included in other liabilities in the Company’s consolidated balance sheet. During the first quarter of 2008, the Company terminated its outstanding interest rate swap agreements, resulting in a gain of $0.4 million.

Note 23.	Commitments and Contingencies

The Company had the following contractual obligations outstanding as of December 31, 2008 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	than 1 Year	1-3 Years	3-5 Years	5 Years

Unconditional purchase obligations(a)	$98	$35	$59	$2	$2
Other long-term obligations	4	—	3	1	—

Total contractual obligations	$102	$35	$62	$3	$2

(a)	Included in these balances are commitments that may be reimbursed or satisfied by the Company’s managed and franchised properties.

The Company had the following commercial commitments outstanding as of December 31, 2008 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$115	$115	$—	$—	$—

Variable Interest Entities.  Of the over 800 hotels that the Company manages or franchises for third party owners, the Company has evaluated approximately 21 hotels that it has a variable interest in, generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by considering qualitative and quantitative factors. Qualitative factors include evaluating distribution terms, proportional voting rights, decision making ability, and the capital structure. Quantitatively, the Company evaluates financial forecasts to determine which would absorb over 50% of the expected losses of the hotel. The Company has

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

determined it is not the primary beneficiary of any of the variable interest entities (“VIEs”) and they should not be consolidated in the Company’s financial statements.

In all cases, the VIEs associated with the Company’s variable interests are hotels for which the Company has entered into management or franchise agreements with the hotel owners. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.

At December 31, 2008, the Company has approximately $66 million of investments associated with 19 VIEs, equity investments of $10 million associated with one VIE, and a loan balance of $5 million associated with one VIE. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.

At December 31, 2007, the Company had approximately $52 million of investments associated with 20 VIEs, equity investments of $11 million associated with two VIEs and loan balances of $7 million associated with two VIEs.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $28 million at December 31, 2008. The Company evaluates these loans for impairment, and at December 31, 2008, believes these loans are collectible. Unfunded loan commitments aggregating $64 million were outstanding at December 31, 2008, none of which are expected to be funded in 2009 and $46 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $110 million of equity and other potential contributions associated with managed or joint venture properties, $52 million of which is expected to be funded in 2009.

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

Surety bonds issued on behalf of the Company at December 31, 2008 totaled $91 million, the majority of which were required by state or local governments relating to the Company’s vacation ownership operations and by its insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. At December 31, 2008, excluding the Le Méridien management agreement mentioned below, the Company had five management contracts with performance guarantees with possible cash outlays of up to $74 million, $53 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2009. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair present value of this guarantee of $7 million is reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2008 and 2007. The Company does not anticipate losing a significant number of management or franchise contracts in 2009.

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

Collective Bargaining Agreements.  At December 31, 2008, approximately 37% of the Company’s U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are satisfactory.

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

Captive Insurance Company.  Estimated insurance claims payable at December 31, 2008 and 2007 were $83 million and $88 million, respectively. At December 31, 2008 and 2007, standby letters of credit amounting to $115 million and $101 million, respectively, had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company.

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

The Company has two operating segments:  hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W®, Le Méridien®, Four Points® by Sheraton, Aloft® and Element® as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests, licensing fees from branded condominiums and residences and the sale of residential units.

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest expense, net of interest income, losses on asset dispositions and impairments, restructuring and other special charges and income tax benefit (expense). The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segments (in millions):

	2008	2007	2006

Revenues:
Hotel	$5,013	$5,000	$4,863
Vacation ownership and residential	894	1,153	1,116

Total	$5,907	$6,153	$5,979

Operating income:
Hotel	$785	$878	$828
Vacation ownership and residential	136	246	253

Total segment operating income	921	1,124	1,081
Selling, general, administrative and other	(161)	(213)	(222)
Restructuring and other special charges, net	(141)	(53)	(20)

Operating income	619	858	839
Gain on sale of VOI notes receivable	—	—	—
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	12	55	46
Vacation ownership and residential	4	11	15
Interest expense, net	(207)	(147)	(215)
Loss on asset dispositions and impairments, net	(98)	(44)	(3)

Income from continuing operations before taxes and minority interest	$330	$733	$682

Depreciation and amortization:
Hotel	$251	$242	$251
Vacation ownership and residential	29	21	16
Corporate	43	43	39

Total	$323	$306	$306

Assets:
Hotel(a)	$6,728	$6,772
Vacation ownership and residential(b)	2,183	1,918
Corporate	792	932

Total	$9,703	$9,622

(a)	Includes $315 million and $341 million of investments in unconsolidated joint ventures at December 31, 2008 and 2007, respectively.

(b)	Includes $38 million and $42 million of investments in unconsolidated joint ventures at December 31, 2008 and 2007, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Capital expenditures:
Hotel	$282	$211	$245
Vacation ownership and residential	110	96	78
Corporate	84	77	48

Total	$476	$384	$371

The following table presents revenues and long-lived assets by geographical region (in millions):

	Revenues			Long-Lived Assets
	2008	2007	2006	2008	2007

United States	$4,211	$4,563	$4,580	$2,552	$2,576
Italy	370	380	375	402	493
All other international	1,326	1,210	1,024	1,027	1,204

Total	$5,907	$6,153	$5,979	$3,981	$4,273

Other than Italy, there were no individual international countries, which comprised over 10% of the total revenues of the Company for the years ended December 31, 2008, 2007 or 2006, or 10% of the total long-lived assets of the Company as of December 31, 2008 or 2007.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 25.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per Share data)

2008
Revenues	$1,466	$1,573	$1,535	$1,333	$5,907
Costs and expenses	$1,320	$1,374	$1,326	$1,268	$5,288
Income from continuing operations	$79	$107	$113	$(45)	$254
Discontinued operations	$(47)	$(2)	$—	$124	$75
Net income	$32	$105	$113	$79	$329
Earnings per Share:
Basic —
Income from continuing operations	$0.43	$0.58	$0.63	$(0.25)	$1.40
Discontinued operations	$(0.26)	$(0.01)	$—	$0.69	$0.41
Net income	$0.17	$0.57	$0.63	$0.44	$1.81
Diluted —
Income from continuing operations	$0.42	$0.56	$0.62	$(0.25)	$1.37
Discontinued operations	$(0.25)	$—	$—	$0.68	$0.40
Net income	$0.17	$0.56	$0.62	$0.43	$1.77
2007
Revenues	$1,431	$1,572	$1,540	$1,610	$6,153
Costs and expenses	$1,250	$1,383	$1,294	$1,368	$5,295
Income from continuing operations	$123	$145	$129	$146	$543
Discontinued operations	$(1)	$—	$—	$—	$(1)
Net income	$122	$145	$129	$146	$542
Earnings per Share:
Basic —
Income from continuing operations	$0.58	$0.69	$0.63	$0.77	$2.67
Discontinued operations	$—	$—	$—	$—	$—
Net income	$0.58	$0.69	$0.63	$0.77	$2.67
Diluted —
Income from continuing operations	$0.56	$0.67	$0.61	$0.74	$2.57
Discontinued operations	$—	$—	$—	$—	$—
Net income	$0.56	$0.67	$0.61	$0.74	$2.57

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)
		Charged
		to/reversed	Charged
	Balance	from	to/from Other	Payments/	Balance
	January 1,	Expenses	Accounts(a)	Other	December 31,

2008
Trade receivables — allowance for doubtful accounts	$50	$8	$3	$(12)	$49
Notes receivable — allowance for doubtful accounts	$94	$55	$—	$(32)	$117
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$9	$141	$(83)	$(26)	$41
2007
Trade receivables — allowance for doubtful accounts	$49	$6	$6	$(11)	$50
Notes receivable — allowance for doubtful accounts	$74	$37	$(9)	$(8)	$94
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$11	$53	$(46)	$(9)	$9
2006
Trade receivables — allowance for doubtful accounts	$50	$(1)	$3	$(3)	$49
Notes receivable — allowance for doubtful accounts	$81	$26	$7	$(40)	$74
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$28	$20	$(4)	$(33)	$11

(a)	Charged to/from other accounts:

Description of
Charged to/from
Other Accounts

2008
Investments	$(7)
Plant, property and equipment	(66)
Other assets	3
Accrued expenses	(14)
APIC	4

Total charged to/from other accounts	$(80)

2007
Cash	$2
Plant, property and equipment	$(48)
Other assets	(3)

Total charged to/from other accounts	$(49)

2006
Other assets	$9
Accrued expenses	1
APIC	(4)

Total charged to/from other accounts	$6

S-1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1-2.	The financial statements and financial statement schedule listed in the Index to Financial Statements and Schedule following the signature pages hereof.

3. Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Company, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated November 16, 1994). (The SEC file number of all filings made by the Company pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein is 1-7959).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Company and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Master Agreement and Plan of Merger, dated as of November 14, 2005, among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership (the “Merger Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on November 14, 2005).
2.4	Amendment Agreement, dated as of March 24, 2006, to the Merger Agreement (incorporated by reference to Exhibit 2.1 of the Joint Current Report on Form 8-K filed with the SEC on March 29, 2006).
3.1	Articles of Amendment and Restatement of the Company, as of May 30, 2007 (incorporated by reference to Appendix A to the Company’s 2007 Notice of Annual Meeting and Proxy Statement).
3.2	Amended and Restated Bylaws of the Company, as amended and restated through April 10, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2006 (the “April 13 Form 8-K”).
3.3	Amendment to Amended and Restated Bylaws of the Company, dated as of March 13, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-k filed with the SEC on March 18, 2008).
4.1	Termination Agreement dated as of April 7, 2006 between the Company and the Trust (incorporated by reference to Exhibit 4.1 of the April 13 Form 8-K).
4.2	Amended and Restated Rights Agreement, dated as of April 7, 2006, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Amended and Restated Articles Supplementary of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.2 of the April 13 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 1999).
4.5	Second Indenture Supplement, dated as of April 9, 2006, among the Company, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the April 13 Form 8-K).

Exhibit
Number	Description of Exhibit

4.6	Indenture, dated as of April 19, 2002, among the Company, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed with the SEC on November 19, 2002 (the “2002 Forms S-4”)).
4.7	Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2007 (the “September 17 Form 8-K”)).
4.8	Supplemental Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the September 17 Form 8-K”).
4.9	Supplemental Indenture No. 2, dated as of May 23, 2008, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-k filed with the SEC on May 28, 2008).
The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Company and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.2	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the “1997 Form 10-K”)).
10.3	Credit Agreement, dated as of February 10, 2006, among the Company, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2006).
10.4	First Amendment, dated as of March 31, 2006, to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006).
10.5	Second Amendment, dated as of June 29, 2006, to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006).
10.6	Third Amendment dated as of April 27, 2007, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2007).
10.7	Fourth Amendment, dated as of December 20, 2007, to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.8	Fifth Amendment, dated as of April 11, 2008, to the Credit Agreement, dated as of February 10, 2006, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2008).
10.9	Credit Agreement, dated as of June 29, 2007, among the Company, Bank of America, N.A., as administrative agent and various lenders party thereto (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed with the SEC on July 5, 2007).
10.10	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (the “Company’s 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.11	Second Amendment to the Company’s 1995 LTIP (incorporated by reference to Exhibit 10.3 to the 2003 10-Q1).(1)

Exhibit
Number	Description of Exhibit

10.12	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 1995 LTIP (incorporated by reference to Exhibit 10.26 to the 2004 Form 10-K).(1)
10.13	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.14	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.15	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1).(1)
10.16	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K).(1)
10.17	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K).(1)
10.18	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Company’s 2002 Proxy Statement).(1)
10.19	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1).(1)
10.20	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).(1)
10.21	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K).(1)
10.22	2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008 (“2004 LTIP”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (the “January 2009 8-K”)).(1)
10.23	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 Form 10-Q2).(1)
10.24	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K).(1)
10.25	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 13, 2006 (the February 2006 Form 8-K”)).(1)
10.26	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K).(1)
10.27	Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the 2006 Form 10-Q2”)).(1)
10.28	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2).(1)
10.29	Annual Incentive Plan for Certain Executives, amended and restated as of December 2008 (incorporated by reference to Exhibit 10.2 to the January 2009 8-K).(1)
10.30	Starwood Hotels & Resorts Worldwide, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 22, 2008 (incorporate by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).(1)
10.31	Form of Indemnification Agreement between the Company and each of its Directors/Trustees and executive officers (incorporated by reference to Exhibit 10.10 to the 2003 Form 10-K).(1)
10.32	Employment Agreement, dated as of November 13, 2003, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K).(1)
10.33	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2007 (the “August 17 Form 8-K”)).(1)

Exhibit
Number	Description of Exhibit

10.34	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Vasant Prabhu.(1)(2)
10.35	Employment Agreement, dated as of September 20, 2004, between the Company and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2004).(1)
10.36	Amendment, dated as of May 4, 2005, to Employment Agreement between the Company and Steve J. Heyer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).(1)
10.37	Separation Agreement and Mutual General Release of Claims between the Company and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2007).(1)
10.38	Form of Non-Qualified Stock Option Agreement between the Company and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.70 to the 2004 Form 10-K).(1)
10.39	Form of Restricted Stock Unit Agreement between the Company and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.71 to the 2004 Form 10-K).(1)
10.40	Employment Agreement, dated as of November 13, 2003, between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”)).(1)
10.41	Letter Agreement, dated July 22, 2004 between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K).(1)
10.42	Letter Agreement, dated August 14, 2007, between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2007 (the “August 17 Form 8-K”)).(1)
10.43	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Kenneth S. Siegel.(1)(2)
10.44	Employment Agreement, dated July 18, 1999, between Starwood Vacation Ownership and Raymond Gellein, Jr. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 (the “2006 Form 10-K”)).(1)
10.45	Form of cash bonus award between the Company and Raymond L. Gellein, Jr. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (the 2007 10-Q3).(1)
10.46	Amendment agreement, dated December 6, 2007, among Starwood Vacation Ownership, the Company and Raymond Gellein, Jr. (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)
10.47	Employment Agreement, dated as of September 21, 2006, between the Company and Matthew A. Ouimet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006).(1)
10.48	Letter Agreement, dated August 14, 2007, between the Company and Matthew A. Ouimet (incorporated by reference to Exhibit 10.2 to the August 17 Form 8-K).(1)
10.49	Separation Agreement and Mutual General Release of Claims, effective as of August 31, 2008, between the Company and Matthew Ouimet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2008).(1)
10.50	Employment Agreement, dated as of August 2, 2007, between the Company and Bruce W. Duncan (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2007).(1)
10.51	Form of Restricted Stock Unit Agreement between the Company and Bruce W. Duncan pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2007 Form 10-Q1).(1)
10.52	Amended and Restated Employment Agreement, dated as of December 30, 2008, between the Company and Frits van Paasschen.(1)(2)

Exhibit
Number	Description of Exhibit

10.53	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.5 to the 2007 Form 10-Q3).(1)
10.54	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.6 to the 2007 Form 10-Q3).(1)
10.55	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.7 to the 2007 Form 10-Q3).(1)
10.56	Form of Severance Agreement between the Company and each of Messrs. Ouimet, Gellein (incorporated by reference to Exhibit 10.3 to the 2006 Form 10-Q2).(1)
10.57	Form of Severance Agreement between the Company and each of Messrs. Siegel and Prabhu.(1)(2)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges.(2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.(2)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.(2)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(a)(iii) of Form 10-K.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Chief Executive Officer and Director

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frits van Paasschen Frits van Paasschen	Chief Executive Officer and Director	February 27, 2009

/s/ Bruce W. Duncan Bruce W. Duncan	Chairman and Director	February 27, 2009

/s/ Vasant M. Prabhu Vasant M. Prabhu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ Alan M. Schnaid Alan M. Schnaid	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 27, 2009

/s/ Adam M. Aron Adam M. Aron	Director	February 27, 2009

/s/ Charlene Barshefsky Charlene Barshefsky	Director	February 27, 2009

/s/ Thomas E. Clarke Thomas E. Clarke	Director	February 27, 2009

/s/ Clayton C. Daley, Jr. Clayton C. Daley, Jr.	Director	February 27, 2009

/s/ Lizanne Galbreath Lizanne Galbreath	Director	February 27, 2009

/s/ Eric Hippeau Eric Hippeau	Director	February 27, 2009

Signature	Title	Date

/s/ Stephen R. Quazzo Stephen R. Quazzo	Director	February 27, 2009

/s/ Thomas O. Ryder Thomas O. Ryder	Director	February 27, 2009

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	February 27, 2009