Form 10-Q
period 2009-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2009-05-04
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number: 1-7959
STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)
Maryland
(State or other jurisdiction
of incorporation or organization)
52-1193298
(I.R.S. employer identification no.)
1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)
(914) 640-8100
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:
     186,656,396 shares of common stock, par value $0.01 per share, outstanding as of April 24, 2009.

Page

PART I. Financial Information

Item 1. Financial Statements	2
Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
Consolidated Statements of Income for the Three Months Ended March 31, 2009 and 2008	4
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2009 and 2008	5
Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	6
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32

PART II. Other Information

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits	33
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2009.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except Share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76	$389
Restricted cash	82	96
Accounts receivable, net of allowance for doubtful accounts of $50 and $49	513	552
Inventories	1,025	986
Prepaid expenses and other	168	143

Total current assets	1,864	2,166
Investments	359	372
Plant, property and equipment, net	3,540	3,599
Assets held for sale	10	10
Goodwill and intangible assets, net	2,225	2,235
Deferred tax assets	619	639
Other assets	685	682

	$9,302	$9,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current maturities of long-term debt	$5	$506
Accounts payable	173	171
Accrued expenses	1,099	1,274
Accrued salaries, wages and benefits	269	346
Accrued taxes and other	365	391

Total current liabilities	1,911	2,688
Long-term debt	3,953	3,502
Deferred income taxes	30	26
Other liabilities	1,821	1,843

	7,715	8,059

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 186,723,517 and 182,827,483 shares at March 31, 2009 and December 31, 2008, respectively	2	2
Additional paid-in capital	490	493
Accumulated other comprehensive loss	(449)	(391)
Retained earnings	1,523	1,517

Total Starwood stockholders’ equity	1,566	1,621
Noncontrolling interest	21	23

Total equity	1,587	1,644

	$9,302	$9,703

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues

Owned, leased and consolidated joint venture hotels	$386	$560
Vacation ownership and residential sales and services	135	193
Management fees, franchise fees and other income	165	206
Other revenues from managed and franchised properties	432	507

	1,118	1,466
Costs and Expenses
Owned, leased and consolidated joint venture hotels	334	438
Vacation ownership and residential	106	158
Selling, general, administrative and other	93	130
Restructuring and other special charges, net	17	9
Depreciation	70	71
Amortization	7	7
Other expenses from managed and franchised properties	432	507

	1,059	1,320
Operating income	59	146
Equity earnings and gains and losses from unconsolidated ventures, net	(5)	6
Interest expense, net of interest income of $0 and $2	(43)	(47)
Loss on asset dispositions and impairments, net	(5)	(1)

Income from continuing operations before taxes	6	104
Income tax expense	(1)	(26)

Income from continuing operations	5	78
Discontinued operations:
Loss on dispositions, net of tax expense of $1 and $47	(1)	(47)

Net income	$4	$31
Net loss attributable to noncontrolling interests	2	1

Net income attributable to Starwood	6	32

Earnings (Loss) Per Share — Basic
Continuing operations	$0.04	$0.43
Discontinued operations	(0.01)	(0.26)

Net income	$0.03	$0.17

Earnings (Loss) Per Share — Diluted
Continuing operations	$0.04	$0.42
Discontinued operations	(0.01)	(0.25)

Net income	$0.03	$0.17

Amounts attributable to Starwood’s Common Shareholders
Income from continuing operations	$7	$79
Discontinued operations	(1)	(47)

Net income	$6	$32

Weighted average number of shares	179	184

Weighted average number of shares assuming dilution	181	189

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net income	$4	$31

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(59)	28
Change in fair value of derivatives and investments	1	(4)

Comprehensive income (loss)	(54)	55
Comprehensive loss attributable to noncontrolling interests	2	1

Comprehensive income (loss) attributable to Starwood	$(52)	$56

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income	$4	$31
Adjustments to net income:
Discontinued operations:
Loss on dispositions, net	1	47
Depreciation and amortization	77	78
Amortization of deferred gains	(20)	(21)
Non-cash portion of restructuring and other special charges, net	1	—
Loss on asset dispositions and impairments, net	5	1
Stock-based compensation expense	11	18
Distributions in excess of equity earnings	11	8
Gain on the sale of VOI notes receivable	(1)	—
Non-cash portion of income tax expense	1	15
Other non-cash adjustments to net income	7	2
Decrease (increase) in restricted cash	14	(44)
Other changes in working capital	(115)	(69)
VOI notes receivable activity, net	(19)	(40)
Accrued and deferred income taxes and other	(9)	17

Cash (used for) from operating activities	(32)	43

Investing Activities
Purchases of plant, property and equipment	(62)	(109)
Collection of notes receivable, net	—	4
Proceeds from investments, net	5	15
Other, net	(6)	(17)

Cash used for investing activities	(63)	(107)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	(47)	503
Long-term debt repaid	(2)	(1)
Dividends paid	(164)	(172)
Proceeds from employee stock option exercises	—	67
Share repurchases	—	(277)
Other, net	(3)	(16)

Cash from (used for) financing activities	(216)	104

Exchange rate effect on cash and cash equivalents	(2)	8

(Decrease) increase in cash and cash equivalents	(313)	48
Cash and cash equivalents — beginning of period	389	151

Cash and cash equivalents — end of period	$76	$199

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$23	$28

Income taxes, net of refunds	$16	$20

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation
     The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Company”).
     The consolidated financial statements include the accounts of the Company and all of its controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated.
     Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of approximately 970 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.
Note 2. Recently Issued Accounting Standards
     Adopted Accounting Standards
     In June 2008, the Financial Accounting Standards Board (“FASB”) ratified FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for the Company beginning with the first interim period of after December 15, 2008, and shall be applied retrospectively to all prior periods. On January 1, 2009 the Company adopted FSP No. EITF 03-6-1, which did not have a material impact on the Company.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, the Company adopted FSP No. 142-3, which did not have any impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009. See Note 12 for enhanced disclosures associated with the adoption of SFAS No. 161.
     Effective January 1, 2008, the Company adopted SFAS No. 157 related to its financial assets and liabilities and elected to defer the option of SFAS No. 157 for non-financial assets and non-financial liabilities as allowed by FSP No. SFAS 157-2 “Effective Date of FASB Statement No. 157,” which was issued in February 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:
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

     On January 1, 2009, the Company adopted the provisions of SFAS No. 157 relating to non-financial assets and non-financial liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. See Note 8 for additional information.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows: (i.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii.) All transaction costs will be expensed as incurred. SFAS 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company adopted SFAS No. 141 on January 1, 2009 and it did not have an impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other items, SFAS No. 160 requires that equity attributable to non-controlling interests be recognized in equity separate from that of the Company’s and that consolidated net income now includes the results of operations attributable to its non-controlling interests. The Company adopted SFAS No. 160 on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements. See the financial statements and Note 16 for the presentation and disclosure provisions related to SFAS No. 160.
     Future Adoption of Accounting Standards
     In January 2009, the FASB issued FSP Issue No. FAS No. 132(R)-1 “Employers Disclosures about Pensions and Other Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”). FSP FAS No. 132(R)-1 amends FAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. 0FSP FAS No, 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 132(R)-1 will have on its consolidated financial statements.
     In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP No. 157-4 is effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 157-4 will have on its consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No 28-1”). FSP FAS No. 107-1 and APB No. 28-1 to require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 107-1 and APB No. 28-1 will have on its consolidated financial statements.

     In April 2009, the FASB issued FSP Issue No. FAS No. 115-2 and FAS No. 124-2 “Recognition and Presentation of Other-Than Temporary Investments” (“FSP FAS No. 115-2 and 124-2”). FSP FAS No. 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. 115-2 and 124-2 are effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 115-2 and 124-2 will have on its consolidated financial statements.
Note 3. Earnings Per Share
     Basic and diluted earnings per share are calculated using income from continuing operations attributable to Starwood’s common shareholders (i.e. excluding amounts attributable to non-controlling interests).
     The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per Share data):

	Three Months Ended March 31,
	2009			2008
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$7	179	$0.04	$79	184	$0.43
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	2		—	5

Diluted earnings from continuing operations	$7	181	$0.04	$79	189	$0.42

     Approximately 12,894,000 shares and 6,041,000 shares were excluded from the computation of diluted shares for the three months ended March 31, 2009 and 2008, respectively, as their impact would have been anti-dilutive.
Note 4. Dispositions
     During the first quarter of 2009, the Company sold the Sheraton hotel in Brussels, Belgium in exchange for a long-term agreement to manage the hotel. The Company recorded a loss of approximately $5 million on the sale.
Note 5. Assets Held for Sale
     During the first quarter of 2008, the Company entered into a purchase and sale agreement for the sale of a hotel for total consideration of $10 million. The Company received a non-refundable deposit from the prospective buyer during the first quarter of 2008. The Company recorded an impairment charge of approximately $1 million in the first quarter of 2008 related to this hotel. In December 2008, the Company and prospective buyer agreed to extend the closing period for up to 12 months and the prospective buyer paid the Company an incremental non-refundable deposit of $1.5 million. The sale is expected to close in the fourth quarter of 2009. The fair value of the asset held for sale is $10.5 million and estimated selling costs are $0.5 million.
Note 6.Other Assets
     Other assets include the following (in millions):

	March 31,	December 31,
	2009	2008

VOI notes receivable, net	$446	$444
Other notes receivable, net	30	32
Prepaid taxes	130	130
Deposits and other	79	76

	$685	$682

Note 7. Notes Receivable Securitizations and Sales
     From time to time, the Company securitizes, without recourse, its fixed rate VOI notes receivable. To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to third-party special purpose entities (together with the special purpose entities in the next sentence, the “SPEs”) and the SPEs transfer the VOI notes receivable to qualifying special purpose entities (“QSPEs”), as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”). The Company continues to service the securitized VOI notes receivable pursuant to servicing agreements negotiated at arms-length based on market conditions; accordingly, the Company has not recognized any servicing assets or liabilities. All of the Company’s VOI notes receivable securitizations to date have qualified to be, and have been, accounted for as sales in accordance with SFAS No. 140.
     With respect to those transactions still outstanding at March 31, 2009, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provide credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing and other related fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at March 31, 2009, the Retained Interests are classified and accounted for as “available-for-sale” securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 140.
     The Company’s securitization agreements provide the Company with the option, subject to certain limitations, to repurchase or replace defaulted VOI notes receivable at their outstanding principal amounts. Such activity totaled $7 million and $6 million during the three months ended March 31, 2009 and 2008, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company’s replacement of the defaulted VOI notes receivable under the securitization agreements with new VOI notes receivable resulted in net gains of approximately $1 million during the three months ended March 31, 2009 and 2008, which are included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.
     At March 31, 2009, the aggregate outstanding principal balance of VOI notes receivable that has been securitized was $217 million. The aggregate principal amount of those VOI notes receivables that were more than 90 days delinquent at March 31, 2009 was approximately $5 million.
     Gross credit losses for all VOI notes receivable that have been securitized totaled $9 million and $7 million during the three months ended March 31, 2009 and 2008, respectively.
     The Company received aggregate cash proceeds of $5 million and $7 million from the Retained Interests during the three months ended March 31, 2009 and 2008, respectively, and aggregate servicing fees of $1 million related to these VOI notes receivable in the three months ended March 31, 2009 and 2008.
     At the time of each VOI notes receivable securitization and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. As of March 31, 2009, the aggregate net present value and carrying value of the Retained Interests for the Company’s three outstanding note securitizations was approximately $20 million, with the following key assumptions used in measuring the fair value: an average discount rate of 17.8%, an average expected annual prepayment rate including defaults of 19.7%, and an expected weighted average remaining life of prepayable notes receivable of 71 months. The change in the fair value of the Retained Interests was determined to be other than temporary and an impairment charge of $1 million was recorded in the first quarter of 2009.

     The Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses as of March 31, 2009. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (in millions). The factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	2.0%
200 basis points-dollars	$0.8
200 basis points-percentage	4.0%
Discount rate:
100 basis points-dollars	$0.4
100 basis points-percentage	1.8%
200 basis points-dollars	$0.7
200 basis points-percentage	3.6%
Gross annual rate of credit losses:
100 basis points-dollars	$3.8
100 basis points-percentage	19.5%
200 basis points-dollars	$7.6
200 basis points-percentage	38.4%
Note 8. Fair Value
     In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$16	$—	$16
Retained Interests	—	—	20	20

	$—	$16	$20	$36

Liabilities:
Forward contracts	$—	$3	$—	$3
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
     The Company estimates the fair value of its Retained Interests using a discounted cash flow model with unobservable inputs, which is considered Level 3. The following key assumptions are used in measuring the fair value: an average discount rate of 17.8%, an average expected annual prepayment rate, including defaults, of 19.7%, and an expected weighted average remaining life of prepayable notes receivable of 71 months. See Note 7 for the impact on the fair value based on changes to the assumptions.
     The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2008 to March 31, 2009 (in millions):

Balance at December 31, 2008	$19
Purchases, issuances, and settlements, net	1

Balance at March 31, 2009	$20

Note 9. Debt
     Long-term debt and short-term borrowings consisted of the following (in millions):

	March 31,	December 31,
	2009	2008
Senior Credit Facilities:
Revolving Credit Facility, interest rate of 1.60% at March 31, 2009, maturing 2011	$166	$213
Term loan, interest rates ranging from 1.19% to 1.25% at March 31,2009, maturing 2009 and 2010 (weighted average of 1.21% at March 31, 2009)	1,375	1,375
Senior Notes, interest at 7.875%, maturing 2012	799	799
Senior Notes, interest at 6.25%, maturing 2013	601	601
Senior Notes, interest at 7.375%, maturing 2015	449	449
Senior Notes, interest at 6.75%, maturing 2018	400	400
Mortgages and other, interest rates ranging from 5.80% to 8.56%, various maturities	168	171

	3,958	4,008
Less current maturities	(5)	(506)

Long-term debt	$3,953	$3,502

     On April 27, 2009, the company repaid $500 million of term loans with proceeds from the revolver. See Note 20.
Note 10. Deferred Gains
     The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of March 31, 2009 and December 31, 2008, the Company had total deferred gains of $1.116 billion and $1.151 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $20 million and $21 million in the three months ended March 31, 2009 and 2008, respectively.
Note 11. Restructuring and Other Special Charges
     During the three months ended March 31, 2009 and 2008, the Company recorded restructuring charges of $19 million and $8 million, respectively, in connection with its ongoing initiative of rationalizing its cost structure in light of the decline in growth in its business units. The charges in the three months ended March 31, 2009 were partially offset by the $2 million reversal of accruals related to expected severance costs recorded at the time of the Le Méridien acquisition in 2005.
     During the first quarter of 2008, the Company recorded a $1 million charge for demolition costs related to the Sheraton Bal Harbour Resort, which is being redeveloped as a St. Regis hotel with branded residences and fractional units.

     Restructuring costs and other special charges, net, by segment are as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Hotel	$9	$4
Vacation Ownership & Residential	8	5

Total	$17	$9

     The Company had remaining accruals of $33 million and $41 million at March 31, 2009 and December 31, 2008, respectively, which are primarily recorded in accrued expenses and other liabilities. The following table summarizes activity in the restructuring and other special charges related accruals:

	December 31,	Expenses			Non-cash	March 31,
	2008	(Reversals)	Payments		Other	2009

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	—		—	—	$8
Le Méridien acquisition reserves	—	$(2)	$		2	—
Consulting fees associated with cost reduction initiatives	3	1		(2)		2
Severance	23	12		(21)	—	14
Closure of vacation ownership facilities	7	6		(1)	(3)	9

Total	$41	$17		$(24)	$(1)	$33

Note 12. Derivative Financial Instruments
     The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. Beginning in January 2008, the Company entered into forward contracts to hedge forecasted transactions based in certain foreign currencies, including the Euro and Canadian Dollar. These forward contracts have been designated and qualify as cash flow hedges under the provisions of SFAS No. 133, and their change in fair value is recorded as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The fair value of these contracts has been recorded as a net asset of $7 million at March 31, 2009. The notional dollar amount of the outstanding Euro and Canadian Dollar forward contracts at March 31, 2009 is $46 million and $2 million, respectively, with average exchange rates of 1.6 and 1.0, respectively, with terms of less than one year. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies. An insignificant amount of gain due to ineffectiveness was recorded in the consolidated statements of income during 2009. Additionally, during the three months ended March 31, 2009, five forward contracts were settled and a nominal gain recognized in the consolidated statements of income.
     The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges under the provisions of SFAS No. 133, and their change in fair value is recorded in the Company’s consolidated statements of income at each reporting period. The fair value of these contracts has been recorded as a net asset of $6 million at March 31, 2009 and a liability of $3 million at December 31, 2008. For the three months ended March 31, 2009, the Company recorded losses on the forward contracts of $10 million, primarily offset by gains in the revaluation of cross-currency intercompany loans. For the three months ended March 31, 2008, the Company recorded gains of $1 million, primarily offset by losses in the revaluation of cross-currency intercompany loans.
     The following tables summarize the fair value of our derivative instruments, the effect of derivative instruments on our Consolidated Statements of Comprehensive Income, the amounts reclassified from “Other comprehensive income” and the effect on the Consolidated Statements of Income during the quarter.

Fair Value of Derivative Instruments
(in millions)

	March 31,		December 31,
	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS No. 133
Asset Derivatives
Foreign exchange contracts	Prepaid and other current assets	$7	Prepaid and other current assets	$6

Total assets under SFAS No. 133		$7		$6

	March 31,		December 31,
	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments under SFAS No. 133
Asset Derivatives
Foreign exchange contracts	Prepaid and other current assets	$9	Prepaid and other current assets	$—

Total assets outside SFAS No. 133		$9		$—

Liability Derivatives
Foreign exchange contracts	Accrued expenses	$3	Accrued expenses	$3

Total liabilities outside SFAS No. 133		$3		$3

The Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income
for the Three Months Ended March 31, 2009 and 2008
(in millions)

	Amount of Gain or (Loss)
Derivatives in SFAS No.	Recognized in OCI on
133 Cash Flow Hedging	Derivative
Relationships	(Effective Portion)
	2009	2008
Foreign exchange contracts	$7	$(4)

Total gain (loss) recognized in OCI	$7	$(4)

Location of Gain or (Loss)	Amount of Gain or (Loss)
Reclassified from	Reclassified from
Accumulated OCI into Income	Accumulated OCI into Income
(Effective Portion)	(Effective Portion)
	2009	2008
Management fees, franchise fees, and other income	$1	$—

Total gain recognized in income	$1	$—

The Effect of Derivative Instruments on the Consolidated Statements of Income
for the Three Months Ended March 31, 2009 and 2008
(in millions)

Derivatives Not
Designated as Hedging	Location of Gain	Amount of Gain
Instruments under	or (Loss) Recognized	or (Loss) Recognized
SFAS No. 133	in Income on Derivative	in Income on Derivative
		2009	2008
Foreign exchange contracts	Interest expense, net	$(10)	$1
	Management fees, franchise fees and other income	1	—

Total (loss) gain included in income		$(9)	$1

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
Note 13. Discontinued Operations
     For the three months ended March 31, 2009, the Company recorded a $1 million tax charge in discontinued operations related to a liability recorded by the Company in 2008. The Company had recorded a $47 million charge in the first quarter of 2008 as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of the Company’s businesses several years ago.

Note 14. Pension and Postretirement Benefit Plans
     The following table presents the components of net periodic benefit cost for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009			2008
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$1.2	$—	$—	$1.1	$—
Interest cost	0.2	3.1	0.3	0.2	3.0	0.3
Expected return on plan assets	—	(2.2)	—	—	(2.9)	(0.1)
Amortization of:
Actuarial loss	—	1.4	—	—	0.4	—
Prior service income	—	(0.1)	—	—	(0.1)	—

Net period benefit cost	$0.2	$3.4	$0.3	$0.2	$1.5	$0.2

     During the three months ended March 31, 2009 and 2008, the Company contributed approximately $8 million and $6 million to its foreign pension plans and $1 million and $1 million to post retirement benefit plans, respectively. For the remainder of 2009, the Company expects to contribute approximately $1 million to domestic pension plans, $10 million to foreign pension plans and $1 million to postretirement benefit plans. A portion of these fundings will be reimbursed for costs related to employees of managed hotels.
Note 15. Income Taxes
     The total amount of unrecognized tax benefits as of March 31, 2009, was $1 billion, of which $150 million would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits includes approximately $499 million related to the February 1998 disposition of ITT World Directories which the Company strongly believes was completed on a tax deferred basis. In 2002, the IRS proposed an adjustment to tax the gain on disposition in 1998, and the issue has progressed to litigation in United States Tax Court. In January 2009, the Company and the IRS reached an agreement in principle to settle the litigation pertaining to the tax treatment of this transaction. In 2009, the Company expects to finalize the details of the agreement and obtain a refund of approximately $200 million for previously paid tax. As a result, the Company expects to decrease its unrecognized tax benefits by approximately $499 millon within the next 12 months. Additionally, the Company is continually under audit by various taxing jurisdictions, and as a result, it is possible that the amount of other unrecognized tax benefits could change within the next 12 months. An estimate of the range of the possible change cannot be made unless or until tax positions are further developed or examinations close.
     The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2009, the Company had $80 million accrued for the payment of interest and no accrued penalties.
     The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of March 31, 2009, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 16. Stockholders’ Equity
     Effect of SFAS No. 160. The following table represents changes in stockholders equity that are attributable to Starwood’s stockholders and non-controlling interests.

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
			Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital(b)	Loss(a)	Earnings	Interests	Total
	(In millions)
Balance at December 31, 2008	183	$2	$493	$(391)	$1,517	$23	$1,644
Net income (loss)	—	—	—	—	6	(2)	4
Stock option and restricted stock award transactions, net	4	—	(4)	—	—	—	(4)
Foreign currency translation	—	—	—	(59)	—	—	(59)
Change in fair value of derivatives and investments	—	—	—	1	—	—	1
ESPP stock issuances	—	—	1	—	—	—	1

Balance at March 31, 2009	187	$2	$490	$(449)	$1,523	$21	$1,587

     Share Issuances and Repurchases. During the three months ended March 31, 2009, the Company issued an insignificant amount of common shares as a result of stock option exercises. Also during the first quarter, the Company did not repurchase any common shares and no repurchase capacities remained available under the Company’s share repurchase authorization.
     Limited Partnership Units. At March 31, 2009, there were approximately 178,000 Operating Limited Partnership (the “Operating Partnership”) units outstanding. The Operating Partnership units are convertible into common shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or common shares.
     Dividends. On January 9, 2009, the Company paid a dividend of $0.90 per share to shareholders of record on December 31, 2008.
Note 17. Stock-Based Compensation
     In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the first quarter of 2009, the Company completed its annual grant of stock options, restricted stock and restricted stock units to executive officers and certain employees. The Company granted approximately 5.3 million stock options that had a weighted average grant date fair value of $4.69 per option. The weighted average exercise price of these options was $11.39. In addition, the Company granted approximately 4.8 million restricted shares and restricted stock units that had a weighted average grant date fair value of $11.33 per share or unit.
     The Company recorded stock-based employee compensation expense, including the estimated impact of reimbursements from third parties, of $11 million and $18 million, in the three months ended March 31, 2009 and 2008, respectively.
     As of March 31, 2009, there was approximately $35 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which is expected to be recognized over a weighted-average period of 3.66 years on a straight-line basis for grants made in 2006, 2007, 2008 and 2009.
     As of March 31, 2009, there was approximately $183 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.65 years on a straight-line basis for restricted stock grants outstanding at March 31, 2009.
Note 18. Business Segment Information
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
     The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Hotel	$946	$1,241
Vacation ownership and residential	172	225

Total	$1,118	$1,466

Operating income:
Hotel	$85	$186
Vacation ownership and residential	21	23

Total segment operating income	106	209
Selling, general, administrative and other	(30)	(54)
Restructuring and other special charges, net	(17)	(9)

Operating income	59	146
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	(5)	4
Vacation ownership and residential	—	2
Interest expense, net	(43)	(47)
Loss on asset dispositions and impairments, net	(5)	(1)

Income from continuing operations before taxes	$6	$104

Capital expenditures:
Hotel	$37	$56
Vacation ownership and residential	18	28
Corporate	7	25

Total	$62	$109

	March 31, 2009	December 31, 2008
Assets:
Hotel(a)	$6,218	$6,728
Vacation ownership and residential(b)	2,236	2,183
Corporate	848	792

Total	$9,302	$9,703

(a)	Includes $302 million and $315 million of investments in unconsolidated joint ventures at March 31, 2009 and December 31, 2008, respectively.

(b)	Includes $36 million and $38 million of investments in unconsolidated joint ventures at March 31, 2009 and December 31, 2008, respectively.
     During the fourth quarter of 2008 the Company performed its annual impairment test of goodwill for both of its reporting segments and concluded that goodwill was not impaired. However, based on the current economic climate and the deterioration of results in the timeshare industry it is reasonably possible that the carrying value of goodwill related to the vacation ownership segment could become impaired.
Note 19. Commitments and Contingencies
     Variable Interest Entities. Of the over 800 hotels that the Company manages or franchises for third party owners, the Company has evaluated approximately 22 hotels in which it has a variable interest, generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by considering qualitative and quantitative factors. Qualitative factors include evaluating distribution terms, proportional voting rights, decision making ability, and the capital structure. Quantitatively, the Company evaluates financial forecasts under various scenarios to determine which variable interest holders would absorb over 50% of the expected losses of the hotel. The Company has determined it is not the primary beneficiary of any of the variable interest entities (“VIEs”) and therefore are not consolidated in the Company’s financial statements.

     In all cases, the VIEs associated with the Company’s variable interests are hotels for which the Company has entered into management or franchise agreements with the hotel owners. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.
     At March 31, 2009, the Company has approximately $69 million of investments associated with 20 VIEs, equity investments of $10 million associated with one VIE, and a loan balance of $5 million associated with one VIE. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.
     At December 31, 2008, the Company had approximately $66 million of investments associated with 20 VIEs, equity investments of $10 million associated with one VIE, and a loan balance of $5 million associated with one VIE.
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $26 million at March 31, 2009. The Company evaluates these loans for impairment, and at March 31, 2009, believes these loans are collectible. Unfunded loan commitments aggregating $61 million were outstanding at March 31, 2009, of which $1 million is expected to be funded in the next twelve months and $40 million is expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $113 million of equity and other potential contributions associated with managed or joint venture properties, $55 million of which is expected to be funded in the next twelve months.
     During the first quarter of 2008, the Company entered into an agreement with a third party to manage the redevelopment of the Sheraton Bal Harbour resort. The agreement calls for certain base and incentive fees to be paid to the third party, and for the third party to provide a guaranteed maximum price and firm completion dates which are subject to modification under certain circumstances prescribed in the agreement. The agreement can be terminated at the Company’s option; however, upon such termination the Company would be required to pay the costs of the work completed plus a termination fee calculated, depending on the time of the termination, as either a percentage of incurred costs or a percentage of the base fee. As of March 31, 2009, if the Company terminated this agreement, the amounts owed under the termination provision would not be significant.
     Surety bonds issued on behalf of the Company as of March 31, 2009 totaled $91 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
     To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of March 31, 2009, excluding the Le Méridien management agreement mentioned below, the Company had four management contracts with performance guarantees with possible cash outlays of up to $74 million, $53 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2009. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The Company has recorded a loss contingency for this guarantee of $7 million reflected in other liabilities in the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. The Company does not anticipate losing a significant number of management or franchise contracts in 2009.

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
     In connection with the sale of 33 hotels to a third party in 2006, the Company agreed to indemnify the third party for certain pre-disposition liabilities, including operations and tax liabilities. At this time, the Company believes that it will not have to make any material payments under such indemnities.
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
Note 20. Subsequent Events
     On April 27, 2009, the Company amended its revolving credit and term loan facilities (collectively with prior amendments the “Amended Credit Facilities”) with the consent of the lenders thereunder. The Amended Credit Facilities enhance the Company’s financial flexibility by increasing the Company’s maximum Consolidated Leverage Ratio (as defined in the Amended Credit Facilities) from 4.50x to 5.50x. Additionally, the definition of Consolidated EBITDA used in the Amended Credit Facilities has been modified to exclude certain cash severance expenses from Consolidated EBITDA. In connection with the amendment, the Company repaid $500 million of its term loan that was due June 2009 by drawing down on its revolver. This debt has been reclassified as long term in the accompanying Consolidated Balance Sheets.
      In connection with the amendment, the Company agreed to increase the pricing on the outstanding Amended Credit Facilities based upon the Company’s Consolidated Leverage Ratio, the Company’s unsecured debt rating and the type of loan borrowed. The margin increases range from 2.00% to 3.50% for term loans maintained as Eurodollar Loans, 1.75% to 3.00% for revolving loans maintained as Euro Rate Loans, and 0.00% to 1.50% for Base Rate and Canadian Prime Rate Loans. The applicable margin for the Facility Fee ranges from 0.25% to 0.50%. The amendment further modifies the Amended Credit Facilities by (i.) restricting the Company’s ability to pay dividends and repurchase stock depending on the Company’s free cash flow and Consolidated Leverage Ratio and (ii.) decreasing the Company’s permitted lien basket from 10% of Net Tangible Assets (as defined in the Amended Credit Facilities) to 5% of Net Tangible Assets. An amendment fee of 50 basis points was also paid to all consenting lenders who approved the Amended Credit Facilities, with no amendment fee being paid on the repaid portion of the term loan.
     On April 30, 2009, the Company launched and priced a public offering of $500 million of senior notes with a coupon rate of 7.875% (the “Notes”) due October 15, 2014, issued at a discount price of 96.285%. The Company expects to receive net proceeds of approximately $474 million on the settlement date of May 7, 2009. The proceeds will be used to reduce the outstanding borrowings under its Amended Credit Facilities and for general purposes. Interest on the Notes is payable semi-annually on April 15 and October 15. The Company may redeem all or a portion of the Notes at any time at the Company’s option at a discount rate of Treasury plus 50 basis points. The Notes will rank pari passu with all other unsecured and unsubordinated obligations.
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
     We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of March 31, 2009 and December 31, 2008 is $665 million and $662 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $87 million to the liability at March 31, 2009.
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
     Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a sale of a vacation ownership interest. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating our loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of March 31, 2009, the average estimated default rate for our pools of receivables was 8.1%. Given the significance of our respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.
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
     Income Taxes. We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes (“SFAS No. 109”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We also follow the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of SFAS No. 109, which prescribes a recognition threshold and measurement attribute to determine the amount of tax benefit that should be recognized in the financial statements for a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure requirements of uncertain tax positions. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.
RESULTS OF OPERATIONS
     The following discussion presents an analysis of results of our operations for the three months ended March 31, 2009 and 2008.
     The fourth quarter of 2008 and first quarter of 2009 have imposed significant pressures on the lodging industry. The present economic slowdown and the uncertainty over its breadth, depth and duration have had a negative impact on the hotel and vacation ownership and residential industries resulting in steep declines in demand for our hotel rooms and interval and fractional timeshare products. Businesses participating in the Troubled Asset Relief Program (TARP) face restrictions on the ability to travel and hold conferences or events at resorts and luxury hotels. The negative publicity associated with such companies holding large events has also resulted in cancellations and reduced bookings.
     The current environment has pushed us to be aggressive in cutting costs and more stringent regarding our capital allocation. During the first quarter of 2009, we continued our activity value analysis project to streamline operations and reduce costs at divisional and corporate locations. We are beginning to realize the impacts of these cost cutting measures and expect to realize run rate savings of approximately $100 million annually. We also continued to reduce headcount at our owned hotels to be commensurate with the current demand in the lodging industry.
     At March 31, 2009, we had approximately 400 hotels in the active pipeline representing approximately 95,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 68% are in the upper upscale and luxury segments and 65% are in international locations. During the first quarter of 2009, we signed 18 hotel management and franchise contracts representing approximately 4,900 rooms of which 17 are new builds and one is a conversion from another brand and opened 16 new hotels and resorts representing approximately 3,500 rooms. By the end of this year, our system of hotels will cross the 1,000 hotel milestone, including 250 new openings and 350 renovated hotels since 2007, positioning us well as the global economy stabilizes.
     Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels and, in 2008 and the first quarter of 2009, we sold or closed 10 wholly owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from these sold hotels were $5 million and $22 million for the three months ending March 31, 2009 and 2008, respectively.
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
     The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2009 (with comparable data for 2008):
Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Three Months Ended March 31, 2009 with Comparable Data for the Same Period in 2008(1)

	2009	2008
Metropolitan Area	Revenues	Revenues
New York, NY	12.3%	12.3%
Phoenix, AZ	7.0%	8.4%
San Francisco, CA	6.2%	5.7%
Maui, HI	5.2%	5.1%
Atlanta, GA	4.3%	4.0%

     The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2009 (with comparable data for 2008):
Top Five International Markets as a % of Total Owned Revenues for the Three
Months Ended March 31, 2009 with Comparable Data for the Same Period in
2008(1)

	2009	2008
International Market	Revenues	Revenues
Canada	8.9%	8.2%
Mexico	6.9%	6.5%
Italy	5.4%	5.8%
Australia	4.8%	5.1%
Argentina	2.9%	2.3%

(1)	Includes the revenues of hotels sold for the period prior to their sale.
     The following table summarizes REVPAR(1), ADR and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 and 2008 represent results for 57 owned, leased and consolidated joint venture hotels (excluding 10 hotels sold and 10 hotels undergoing significant repositionings or without comparable results in 2009 and 2008).

	Three Months Ended
	March 31,
	2009	2008	Variance

Worldwide (57 hotels with approximately 20,000 rooms)
REVPAR	$117.78	$169.85	(30.7)%
ADR	$196.25	$241.84	(18.9)%
Occupancy	60.0%	70.2%	(10.2)

North America (30 hotels with approximately 12,000 rooms)
REVPAR	$125.50	$178.84	(29.8)%
ADR	$203.85	$252.78	(19.4)%
Occupancy	61.6%	70.8%	(9.2)

International (27 hotels with approximately 8,000 rooms)
REVPAR	$105.32	$155.34	(32.2)%
ADR	$183.11	$223.83	(18.2)%
Occupancy	57.5%	69.4%	(11.9)

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
Continuing Operations

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2009	2008	year	year

Owned, Leased and Consolidated Joint Venture Hotels	$386	$560	$(174)	(31.1)%
Management Fees, Franchise Fees and Other Income	165	206	(41)	(19.9)%
Vacation Ownership and Residential	135	193	(58)	(30.1)%
Other Revenues from Managed and Franchise Properties	432	507	(75)	(14.8)%

Total Revenues	$1,118	$1,466	$(348)	(23.7)%

     The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to the severe economic crisis in the United States and globally. The decrease was also due to lost revenues from 10 wholly owned hotels sold or closed in 2008 and 2009. These sold or closed hotels had revenues of $5 million in the three months ended March 31, 2009 compared to $22 million in the three months ended March 31, 2008. Revenues at our Same-Store Owned Hotels (57 hotels for the three months ended March 31, 2009 and 2008, excluding the 10 hotels sold or closed and 10 additional hotels undergoing significant repositionings or without comparable results in 2009 and 2008) decreased 29.4%, or $143 million, to $344 million for the three months ended March 31, 2009 when compared to $487 million in the same period of 2008 due primarily to a decrease in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels decreased 30.7% to $117.78 for the three months ended March 31, 2009 when compared to the corresponding 2008 period. The decrease in REVPAR at these worldwide Same-Store Owned Hotels resulted from an 18.9% decrease in ADR to $196.25 for the three months ended March 31, 2009 compared to $241.84 for the corresponding 2008 period and a decrease in occupancy rates to 60.0% in the three months ended March 31, 2009 when compared to 70.2% in the same period in 2008. REVPAR at Same-Store Owned Hotels in North America decreased 29.8% for the three months ended March 31, 2009 when compared to the same period of 2008. REVPAR declined in most of our major domestic markets, including Atlanta, Georgia, Kauai, Hawaii and New York, New York. REVPAR at our international Same-Store Owned Hotels decreased by 32.2% for the three months ended March 31, 2009 when compared to the same period of 2008. REVPAR declined in most of our major international markets, including the Australia and Italy. REVPAR for Same-Store Owned Hotels internationally decreased 17.7% excluding the unfavorable effects of foreign currency translation.
     The decrease in management fees, franchise fees and other income was primarily a result of a $26 million decrease in management and franchise revenue to $143 million for the three months ended March 31, 2009. The decrease was due to the significant decline in base and incentive management fees as a result of the global economic crisis, partially offset by the net addition of 51 managed and franchised hotels to our system since the first quarter of 2008. Other income decreased $15 million primarily due to decreases in demand at our Bliss Spa business.
     The decrease in vacation ownership and residential sales and services was primarily due to lower originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and other deferrals. Originated contract sales of VOI inventory decreased 50% in the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to an overall decline in demand as a result of the economic climate, with the number of contracts signed being lower by 34.6% as compared to the same period in 2008. Additionally, the average price per vacation ownership unit sold decreased 24.6% to approximately $18,000, driven by a higher sales mix of lower-priced inventory, including a higher percentage of lower-priced biennial inventory in Hawaii.
     Other revenues from managed and franchised properties decreased primarily due to a decrease in costs, commensurate with the decline in revenues, at our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2009	2008	year	year

Selling, General, Administrative and Other	$93	$130	$(37)	(28.5)%
     The decrease in selling, general, administrative and other expenses was primarily a result of our focus on reducing our cost structure in light of the declining business conditions in the current economic climate. Beginning in the middle of 2008, we began an activity value analysis project to review our cost structure across a majority of our corporate departments and divisional headquarters. A majority of the our cost containment initiatives were completed and implemented during the latter part of 2008 and the first quarter of 2009.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2009	2008	year	year

Restructuring and Other Special Charges, Net	$17	$9	$8	n/m
     During the three months ended March 31, 2009 and 2008, we recorded restructuring charges of $19 million and $8 million, respectively, in connection with our ongoing initiative of rationalizing our cost structure in light of the decline in growth in our business units. The charges in the three months ended March 31, 2009 were partially offset by the reversal of $2 million of accruals related to expected severance costs recorded during the Le Méridien acquisition that are no longer needed.
     During the first quarter of 2008, we recorded a $1 million charge for demolition costs related to the Sheraton Bal Harbour Resort, which is being redeveloped as a St. Regis hotel with branded residences and fractional units.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2009	2008	year	year

Depreciation and Amortization	$77	$78	$(1)	(1.3)%
     The decrease in depreciation expense was primarily due to recent asset sales and a lease termination, partially offset by increased depreciation expenses on information technology-related asset additions.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2009	2008	year	year

Operating Income	$59	$146	$(87)	(59.6)%
     The decrease in operating income was primarily due to the decline in our core business units, hotels and vacation ownership, due to the severe impact from the global economic crisis as discussed above. These decreases were partially offset by the reduction in selling, general, administrative and other costs as a result of our activity value analysis costs savings project and other cost savings initiatives.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2009	2008	year	year

Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net	$(5)	$6	$(11)	n/m
     The decrease in equity earnings and gains and losses from unconsolidated joint ventures was primarily due to decreased operating results at several properties owned by joint ventures in which we hold non-controlling interests. The decrease also relates to a charge of approximately $4 million, in 2009, related to an unfavorable mark-to-market adjustment on a US dollar denominated loan in an unconsolidated venture in Mexico.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2009	2008	year	year

Net Interest Expense	$43	$47	$(4)	(8.5)%
     The decrease in net interest expense was primarily due to lower interest rates on our debt. Our weighted average interest rate was 4.85% at March 31, 2009 as compared to 5.30% at March 31, 2008.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2009	2008	year	year

Loss on Asset Dispositions and Impairments, Net	$(5)	$(1)	$(4)	n/m
     During the three months ended March 31, 2009, we recorded a net loss on dispositions of $5 million, primarily related to the sale of the Sheraton hotel in Brussels, Belgium.
     During the three months ended March 31, 2008, we recorded a net loss on dispositions of approximately $1 million, primarily related to the write-down of a hotel that had been classified as held for sale.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2009	2008	year	year

Income Tax Expense	$1	$26	$(25)	(96.1)%
     The decrease in income tax expense is primarily related to a decrease in pretax income and certain other one time tax benefits. The effective tax rate from continuing operations decreased to 8.4% in the three months ended March 31, 2009 as compared to 24.9% in 2008. The 2009 tax rate was favorably impacted by a $4 million benefit related to tax benefits associated with an internal reorganization. These benefits were partially offset by an interest accrual related to uncertain tax positions.
Discontinued Operations
     For the three months ended March 31, 2009 and 2008, we recorded tax charges of $1 million and $47 million, respectively, as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of our businesses several years ago.

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
     Our cash flow from operating activities has been dramatically impacted by the severe economic crisis in the United States and globally. As a result, we have focused on reducing our cost structure and have significantly reduced our selling, general, administrative and other expenses, which are primarily cash charges. Beginning in the middle of 2008, we began an activity value analysis project to review our cost structure across a majority of our corporate departments and divisional headquarters. A majority of our cost containment initiatives were complete and implemented by the end of the first quarter of 2009. These actions are expected to yield an annual run rate savings of approximately $100 million.
     The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our sources of cash. Our day-to-day operations are financed through a net working capital deficit, a practice that is common in our industry. The ratio of our current assets to current liabilities was 0.98 and 0.81 as of March 31, 2009 and December 31, 2008, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.
     State and local regulations governing sales of VOIs and residential properties allow the purchaser of a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of products under construction are held in escrow during the period prior to obtaining a certificate of occupancy. These payments and the deposits collected from sales during the rescission period are the primary components of our restricted cash balances in our consolidated balance sheets.

Cash Used for Investing Activities
Gross capital spending during the three months ended March 31, 2009 was as follows (in millions):

Maintenance Capital Expenditures(1):
Owned, Leased and Consolidated Joint Venture Hotels	$23
Corporate and information technology	8

Subtotal	31

Vacation Ownership and Residential Capital Expenditures (2):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	7
Net expenditures for inventory — St. Regis Bal Harbour	47

Subtotal	54

Development Capital	37

Total Capital Expenditures	$122

(1)	Maintenance capital expenditures include improvements, repairs, and maintenance.

(2)	Represents gross inventory capital expenditures of $76 less cost of sales of $22.
     Gross capital spending during the first quarter of 2009 included approximately $31 million of maintenance capital, and $37 million of development capital. Investment spending on gross vacation ownership interest (“VOI”) and residential inventory was $76 million, primarily in Bal Harbour, Florida, Rancho Mirage, California, Orlando, Florida and Cancun, Mexico.
     As a result of the global economic climate, we have scaled back our plans for capital expenditures in 2009. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to repairs, maintenance, and renovations that we believe is necessary to stay competitive in the markets we are in. Other than capital to address fire, life and safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2009 (excluding vacation ownership and residential inventory) will be approximately $150 million for maintenance, renovations, and technology capital. The majority of this capital would be discretionary and would be unrelated to fire, life and safety issues. In addition, we currently expect to spend approximately $175 million for investment projects, including construction of the St. Regis Bal Harbour and various joint ventures and other investments.
     In order to secure management or franchise agreements, we have made loans to third-party owners, made non-controlling investments in joint ventures and provided certain guarantees and indemnifications. See Note 19 of the consolidated financial statements for discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures. We intend to finance the acquisition of additional hotel properties (including equity investments), construction of the St. Regis Bal Harbour, hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments and share repurchases) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, and from cash generated from operations.
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
     Since 2006, we have sold 57 hotels realizing proceeds of approximately $5 billion in numerous transactions. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities
The following is a summary of our debt portfolio (including capital leases) as of March 31, 2009:

	Amount
	Outstanding at	Interest Rate at	Average
	March 31, 2009 (a)	March 31, 2009	Maturity
	(Dollars in millions)		(In years)

Floating Rate Debt
Senior Credit Facilities:
Revolving Credit Facilities	$166	1.60%	1.9
Term Loans	1,375	1.21%	1.6
Mortgages and Other	42	5.80%	3.8

Total/Average	$1,583	1.37%	1.7

Fixed Rate Debt
Senior Notes	$2,249	7.14%	5.1
Mortgages and Other	126	7.50%	9.0

Total/Average	$2,375	7.16%	5.3

Total Debt
Total Debt and Average Terms	$3,958	4.85%	3.9

(a)	Excludes approximately $593 million of our share of unconsolidated joint venture debt, all of which is non-recourse.
     Due to the current credit liquidity crisis, we evaluated the commitments of each of the lenders in our Revolving Credit Facilities (the “Facilities”). In addition, we have reviewed our debt covenants and restrictions and do not anticipate any issues regarding the availability of funds under the Facilities.
     On April 27, 2009, we amended our revolving credit and term loan facilities (collectively with prior amendments the “Amended Credit Facilities”) with the consent of the lenders thereunder. The Amended Credit Facilities enhance our financial flexibility by increasing our maximum Consolidated Leverage Ratio (as defined in the Amended Credit Facilities) from 4.50x to 5.50x. Additionally, the definition of Consolidated EBITDA used in the Amended Credit Facilities has been modified to exclude certain cash severance expenses from consolidated EBITDA. In connection with the amendment, we repaid $500 million of our term loan that was due June 2009 by drawing down on our revolver (see Note 20).
      To further strengthen our liquidity position, on April 30, 2009, we launched and priced a public offering of $500 million of senior notes with a coupon rate of 7.875% (the “Notes”) due October 15, 2014, issued at a discount price of 96.285%. We expect to receive net proceeds of approximately $474 million on the settlement date of May 7, 2009. The proceeds will be used to reduce the outstanding borrowings under our Amended Credit Facilities. Interest on the Notes is payable semi-annually on April 15 and October 15. We may redeem all or a portion of the Notes at any time at our option at a discount rate of Treasury plus 50 basis points. The Notes will rank pari passu with all other unsecured and unsubordinated obligations.
     Our Facilities are used to fund general corporate cash needs. As of March 31, 2009, we have availability of over $1.564 billion under the Facilities, which was reduced to $1.067 billion on April 27, 2009 when we pre-paid the term loan discussed above. Our ability to borrow under the Facilities is subject to compliance with the terms and conditions under the Facilities, including certain leverage and coverage covenants. The covenant which is expected to be the most restrictive, based on the current economic downturn, is the Consolidated Leverage Ratio discussed above. We would expect that this covenant will limit our ability to borrow the full amounts available under the Facilities in 2009 (depending on the use of proceeds from such borrowing).
     Our current credit ratings and outlook are as follows: S&P BB (stable outlook); Moody’s Ba1 (stable outlook); and Fitch BB+ (negative outlook). Our credit ratings were downgraded by Moody’s, S&P and Fitch in the first quarter of 2009, primarily due to the trends in the lodging industry and the impact of the current market conditions on our ability to meet our future debt covenants. The impact of the ratings could impact our current and future borrowing costs, which cannot be currently estimated.

     We did not sell any vacation ownership receivables during the first quarter of 2009. However, we are currently in the process of completing sales of vacation ownership receivables and expect to complete these sales in the second quarter of 2009.
     Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances (approximately $164 million at March 31, 2009, including $88 million of short-term and long-term restricted cash), available borrowings under the Facilities and other bank credit facilities (approximately $1.564 billion at March 31, 2009), our expected income tax refund of over $200 million in 2009 (see Note 15 of the consolidated financial statements), our $500 million debt issuance as discussed above and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.
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
     We had the following commercial commitments outstanding as of March 31, 2009 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$164	$161	$—	$—	$3
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We enter into forward contracts to manage foreign exchange risk in forecasted transactions based on foreign currencies and to manage foreign exchange risk on intercompany loans that are not deemed permanently invested (see Note 12).
Item 4. Controls and Procedures.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon the foregoing evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors.
     The discussion of our business and operations should be read together with the risk factors set forth below and those contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.
We face risks related to pandemic diseases, which could materially and adversely affect travel and result in reduced demand for our hotel and vacation ownership businesses.
      Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the past outbreaks of SARS and avian flu had a severe impact on the travel industry, and the current outbreak of swine flu in Mexico and the United States threatens to have a similar impact. A prolonged recurrence of SARS, avian flu, swine flu or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotel and vacation ownership businesses and adversely affect our financial condition and results of operations.
Item 6. Exhibits.

10.1	Letter Agreement, dated August 22, 2008, between the Company and Matthew Avril. (1)

10.2	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Matthew Avril. (1)

10.3	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Matthew Avril. (1)

10.4	Letter Agreement, dated February 1, 2008, between the Company and Philip McAveety. (1)

10.5	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Philip McAveety.

10.6	Amended and Restated Severance Agreement, dated as of December 20, 2008, between the Company and Philip McAveety. (1)

10.7	Letter Agreement, dated April 15, 2008, between the Company and Simon Turner. (1)

10.8	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Simon Turner. (1)

10.9	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Simon Turner. (1)

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer (1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer (1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer (1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer (1)

(1)	Filed herewith

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

Date: May 1, 2009