Form 10-Q
period 2009-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2009-08-06
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
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
     186,832,341 shares of common stock, par value $0.01 per share, outstanding as of July 29, 2009.

	Page
PART I. Financial Information

Item 1. Financial Statements		2
Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008		3
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and 2008		4
Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2009 and 2008		5
Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008		6
Notes to Consolidated Financial Statements		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		24
Item 3. Quantitative and Qualitative Disclosures about Market Risk		40
Item 4. Controls and Procedures		41

PART II. Other Information

Item 1. Legal Proceedings		41
Item 1A. Risk Factors		41
Item 6. Exhibits		41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2009.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except Share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79	$389
Restricted cash	41	96
Accounts receivable, net of allowance for doubtful accounts of $57 and $49	476	552
Inventories	1,035	986
Prepaid expenses and other	149	143

Total current assets	1,780	2,166
Investments	345	372
Plant, property and equipment, net	3,593	3,599
Assets held for sale	—	10
Goodwill and intangible assets, net	2,237	2,235
Deferred tax assets	734	639
Other assets	615	682

	$9,304	$9,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current maturities of long-term debt	$330	$506
Accounts payable	142	171
Accrued expenses	1,092	1,274
Accrued salaries, wages and benefits	286	346
Accrued taxes and other	394	391

Total current liabilities	2,244	2,688
Long-term debt	3,422	3,502
Deferred income taxes	27	26
Other liabilities	1,779	1,843

	7,472	8,059

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 186,898,723 and 182,827,483 shares at June 30, 2009 and December 31, 2008, respectively	2	2
Additional paid-in capital	508	493
Accumulated other comprehensive loss	(357)	(391)
Retained earnings	1,657	1,517

Total Starwood stockholders’ equity	1,810	1,621
Noncontrolling interest	22	23

Total equity	1,832	1,644

	$9,304	$9,703

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Owned, leased and consolidated joint venture hotels	$394	$620	$780	$1,180
Vacation ownership and residential sales and services (includes loss of $2 relating to 2009 Securitization)	126	194	261	387
Management fees, franchise fees and other income	187	218	352	424
Other revenues from managed and franchised properties	512	541	944	1,048

	1,219	1,573	2,337	3,039

Costs and Expenses
Owned, leased and consolidated joint venture hotels	329	454	663	892
Vacation ownership and residential	98	159	204	317
Selling, general, administrative and other	96	138	189	268
Restructuring and other special charges (credits), net	5	1	22	10
Depreciation	72	72	142	143
Amortization	7	9	14	16
Other expenses from managed and franchised properties	512	541	944	1,048

	1,119	1,374	2,178	2,694
Operating income	100	199	159	345
Equity earnings and gains and (losses) from unconsolidated ventures, net	3	5	(2)	11
Interest expense, net of interest income of $2, $1, $2 and $3	(53)	(55)	(96)	(102)
(Loss) gain on asset dispositions and impairments, net	(34)	1	(39)	—

Income from continuing operations before taxes	16	150	22	254
Income tax benefit (expense)	115	(42)	114	(68)

Income from continuing operations	131	108	136	186
Discontinued operations:
Gain (loss) on dispositions, net of tax benefit (expense) of $3, $(2), $2 and $(49)	3	(2)	2	(49)

Net income	134	106	138	137
Net loss (income) attributable to noncontrolling interests	—	(1)	2	—

Net income attributable to Starwood	$134	$105	$140	$137

Earnings (Loss) Per Share — Basic
Continuing operations	$0.73	$0.58	$0.77	$1.01
Discontinued operations	0.02	(0.01)	0.01	(0.26)

Net income	$0.75	$0.57	$0.78	$0.75

Earnings (Loss) per Share — Diluted
Continuing operations	$0.72	$0.56	$0.76	$0.99
Discontinued operations	0.02	—	0.01	(0.26)

Net income	$0.74	$0.56	$0.77	$0.73

Amounts attributable to Starwood’s Common Shareholders
Income from continuing operations	$131	$107	$138	$186
Discontinued operations	3	(2)	2	(49)

Net income	$134	$105	$140	$137

Weighted average number of shares	179	184	179	184

Weighted average number of shares assuming dilution	183	188	182	188

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$134	$106	$138	$137
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	81	26	22	54
Pension liability adjustments	13	(6)	13	(6)
Change in fair value of derivatives	(3)	1	(2)	(3)
Change in fair value of investments	1	—	1	—

	92	21	34	45

Comprehensive income (loss)	226	127	172	182
Comprehensive (income) loss attributable to noncontrolling interests	—	(1)	2	—

Comprehensive income (loss) attributable to Starwood	$226	$126	$174	$182

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income	$138	$137
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(2)	49
Depreciation and amortization	156	159
Amortization of deferred gains	(40)	(42)
Non-cash portion of restructuring and other special charges (credits), net	1	1
(Gain) loss on asset dispositions and impairments, net	39	—
Stock-based compensation expense	26	40
Excess stock based compensation	—	(18)
Distributions in excess of equity earnings	18	12
(Gain) loss on the sale of VOI notes receivable	(1)	(2)
Non-cash portion of income tax expense	(118)	30
Other non-cash adjustments to net income	32	22
Decrease (increase) in restricted cash	53	24
Other changes in working capital	(132)	(121)
VOI notes receivable activity, net	82	(74)
Accrued and deferred income taxes and other	(28)	27

Cash (used for) from operating activities	224	244

Investing Activities
Purchases of plant, property and equipment	(112)	(216)
Proceeds from asset sales, net of transaction costs	4	—
Collection of notes receivable, net	—	2
Proceeds from investments, net	20	16
Other, net	(7)	(13)

Cash (used for) from investing activities	(95)	(211)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	(58)	(534)
Long-term debt issued	482	977
Long-term debt repaid	(677)	(2)
Dividends paid	(164)	(172)
Proceeds from employee stock option exercises	—	117
Excess stock based compensation	—	18
Share repurchases	—	(459)
Other, net	(25)	(23)

Cash (used for) from financing activities	(442)	(78)

Exchange rate effect on cash and cash equivalents	3	9

(Decrease) increase in cash and cash equivalents	(310)	(36)
Cash and cash equivalents — beginning of period	389	151

Cash and cash equivalents — end of period	$79	$115

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$88	$95

Income taxes, net of refunds	$(15)	$65

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation
     The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Company”).
     The consolidated financial statements include the accounts of the Company and all of its controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through August 6, 2009, the date the consolidated financial statements were filed.
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
Note 2. Recently Issued Accounting Standards
     Adopted Accounting Standards
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Issue No. FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP No. 157-4 is effective in reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted FSP FAS No. 157-4, which did not have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted FSP FAS No. 107-1 and APB No. 28-1, which did not have a material impact on its consolidated financial statements. See Note 18 for disclosure.
     In April 2009, the FASB issued FSP Issue No. FAS No. 115-2 and FAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and 124-2”). FSP FAS No. 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. 115-2 and 124-2 are effective in reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted FSP FAS No. 115-2 and 124-2, which did not have a material impact on its consolidated financial statements.
     In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted SFAS No. 165, which did not have a material effect on its consolidated financial statements.
     In June 2008, the FASB ratified FSP Issue No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share” (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for the Company beginning with the first interim period ending after December 15, 2008, and will be applied retrospectively to all prior periods. On January 1, 2009 the Company adopted FSP No. EITF 03-6-1, which did not have a material impact on the Company.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, the Company adopted FSP No. 142-3, which did not have any impact on its consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows: (i.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii.) All transaction costs will be expensed as incurred. SFAS 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009 and it did not have an impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other items, SFAS No. 160 requires that equity attributable to non-controlling interests be recognized in equity separate from that of the Company’s and that consolidated net income now includes the results of operations attributable to non-controlling interests. The Company adopted SFAS No. 160 on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements. See the financial statements and Note 16 for the presentation and disclosure provisions related to SFAS No. 160.
     Future Adoption of Accounting Standards
     In January 2009, the FASB issued FSP Issue No. FAS No. 132(R)-1 “Employers Disclosures about Pensions and Other Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”). FSP FAS No. 132(R)-1 amends FAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 132(R)-1 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 166 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN No. 46(R), “Consolidation of Variable Interest Entities” and changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. SFAS No. 168 will have no effect on the Company’s consolidated financial statements as it is for disclosure purposes only.

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
     The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per Share data):

	Three Months Ended June 30,
	2009			2008
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic earnings from continuing operations	$131	179	$0.73	$107	184	$0.58
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	4	(0.01)	—	4	(0.02)

Diluted earnings from continuing operations	$131	183	$0.72	$107	188	$0.56

	Six Months Ended June 30,
	2009			2008
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic earnings from continuing operations	$138	179	$0.77	$186	184	$1.01
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	3	(0.01)	—	4	(0.02)

Diluted earnings from continuing operations	$138	182	$0.76	$186	188	$0.99

     Approximately 9,694,000 and 2,640,000 shares for the three months ended June 30, 2009 and 2008 and 10,782,000 and 5,183,000 shares for the six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted shares, respectively, as their impact would have been anti-dilutive.
Note 4. Dispositions
     During the second quarter of 2009, the Company sold a hotel in Minneapolis for cash proceeds of approximately $4 million. The Company recorded a loss of approximately $3 million on the sale. Also during the second quarter of 2009, the Company terminated the lease of the Sheraton Newton prior to its original term. As a result, the Company wrote down its leasehold improvements to fair value, resulting in an impairment charge of $10 million.
     During the first quarter of 2009, the Company sold the Sheraton hotel in Brussels, Belgium in exchange for a long-term agreement to manage the hotel. The Company recorded a loss of approximately $5 million on the sale.
Note 5. Assets Held for Sale
     During the first quarter of 2008, the Company entered into a purchase and sale agreement for the sale of a hotel for total consideration of $10 million. The Company received a non-refundable deposit from the prospective buyer during the first quarter of 2008. The Company recorded an impairment charge of approximately $1 million in the first quarter of 2008 related to this hotel. In December 2008, the Company and prospective buyer agreed to extend the closing period for up to 12 months and the prospective buyer paid the Company an incremental non-refundable deposit of approximately $2 million. During the second quarter of 2009, the agreement was terminated, and as a result, this hotel was reclassified as held for use during the second quarter of 2009.

Note 6. Other Assets
     Other assets include the following (in millions):

	June 30,	December 31,
	2009	2008
VOI notes receivable, net	$335	$444
Other notes receivable, net	34	32
Prepaid taxes	128	130
Deposits and other	118	76

	$615	$682

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
     With respect to those transactions still outstanding at June 30, 2009, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provide credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing and other related fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at June 30, 2009, the Retained Interests are classified and accounted for as “available-for-sale” securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 140.
     The Company’s securitization agreements prior to 2009 provide the Company with the option, subject to certain limitations, to repurchase or replace defaulted VOI notes receivable at their outstanding principal amounts. Such activity totaled $6 million and $13 million during the three and six months ended June 30, 2009, respectively, and $5 million and $11 million during the three and six months ended June 30, 2008, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company’s replacement of the defaulted VOI notes receivable under the securitization agreements with new VOI notes receivable resulted in net gains of approximately $1 million and $2 million during the three and six months ended June 30, 2009 and 2008, respectively, which are included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.
     In June 2009, the Company securitized approximately $181 million of VOI notes receivable (the “2009 Securitization”) resulting in cash proceeds of approximately $125 million. The Company retained $44 million of interests in the QSPE, which included $43 million of notes the Company effectively owned after the transfer and $1 million related to the interest only strip. Although the notes effectively owned after the transfer were measured at fair value on the transfer date, they require prospective accounting treatment as notes receivable and will be carried at the basis established at the date of transfer and accrete interest over time to return to the historical cost basis. If the Company deems such amount to be non-recoverable in the future, it will record a valuation allowance. In accordance with SFAS No. 152, the related loss on the 2009 Securitization of $2 million is included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

     Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2009 Securitization and at June 30, 2009, relating to the 2009 Securitization, were as follows: an average discount rate of 12.8%, an average expected annual prepayment rate including defaults of 17.9%, and an expected weighted average remaining life of prepayable notes receivable of 52 months. These key assumptions are based on the Company’s historical experience.
     At June 30, 2009, the aggregate outstanding principal balance of VOI notes receivable that has been securitized was $383 million. The aggregate principal amount of those VOI notes receivables that were more than 90 days delinquent at June 30, 2009 was approximately $5 million.
     Gross credit losses for all VOI notes receivable that have been securitized totaled $9 million and $18 million during the three and six months ended June 30, 2009, respectively, and $7 million and $14 million during the three and six months ended June 30, 2008, respectively.
     The Company received aggregate cash proceeds of $5 million and $11 million from the Retained Interests during the three and six months ended June 30, 2009, respectively, and $7 million and $14 million during the three and six months ended June 30, 2008, respectively. The Company received aggregate servicing fees of $1 million and $2 million related to these VOI notes receivable in the three and six months ended June 30, 2009 and 2008, respectively.
     At the time of each VOI notes receivable securitization and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. The key assumption used in measuring the fair value associated with its outstanding note securitizations (excluding the 2009 Securitization, which is previously disclosed) was as follows: an average discount rate of 16.0%, an average expected annual prepayment rate including defaults of 22.7% and an expected weighted average remaining life of prepayable notes receivable of 70 months.
     In accordance with FSP FAS 115-2, the fair value of the Company’s retained interest as of June 30, 2009 and December 31, 2008 was $10 million and $19 million with amortized cost basis of $11 million and $21 million, respectively. Other-than-temporary impairments related to other factors and recognized in accumulated other comprehensive income as of June 30, 2009 and December 31, 2008 totaled $1 million and $2 million, respectively. Total other-than-temporary impairments related to credit losses recorded in gain (loss) on impairments totaled $14 million and $16 million for the three and six months ended June 30, 2009. There was no credit losses recorded in the 2008 period.
     The Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses as of June 30, 2009. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (in millions). The factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.5
100 basis points-percentage	4.7%
200 basis points-dollars	$0.8
200 basis points-percentage	8.3%
Discount rate:
100 basis points-dollars	$0.2
100 basis points-percentage	1.9%
200 basis points-dollars	$0.4
200 basis points-percentage	3.7%
Gross annual rate of credit losses:
100 basis points-dollars	$3.4
100 basis points-percentage	35.4%
200 basis points-dollars	$6.1
200 basis points-percentage	62.4%

Note 8. Fair Value
     In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Forward contracts	$—	$4	$—	$4
Interest rate swaps	—	2	—	2
Retained Interests	—	—	10	10

	$—	$6	$10	$16
Liabilities:
Forward contracts	$—	$4	$—	$4
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
     The interest rate swaps are valued using an income approach. Expected future cash flows are converted to a present value amount based on market expectations of the yield curve on floating interest rates.
     The Company estimates the fair value of its Retained Interests using a discounted cash flow model with unobservable inputs, which is considered Level 3. See Note 7 for the assumptions used to calculate the estimated fair value and sensitivity analysis based on changes in assumptions.
     The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 (in millions):

Balance at March 31, 2009	$20
Total losses (realized/unrealized)
Included in earnings	(13)
Included in other comprehensive income	—
Purchases, issuances, and settlements	3
Transfers in and/or out of Level 3	—

Balance at June 30, 2009	$10

Balance at December 31, 2008	$19
Total losses (realized/unrealized)
Included in earnings	(13)
Included in other comprehensive income	—
Purchases, issuances, and settlements	4
Transfers in and/or out of Level 3	—

Balance at June 30, 2009	$10

Note 9. Debt
     Long-term debt and short-term borrowings consisted of the following (in millions):

	June 30,	December 31,
	2009	2008
Senior Credit Facilities:
Revolving Credit Facility, interest rate of 3.125% at June 30, 2009, maturing 2011	$157	$213
Term loans, interest rate of 3.125% at June 30, 2009, maturing 2010 and 2011	700	1,375
Senior Notes, interest at 7.875%, maturing 2012	801	799
Senior Notes, interest at 6.25%, maturing 2013	601	601
Senior Notes, interest at 7.875%, maturing 2014	482	—
Senior Notes, interest at 7.375%, maturing 2015	449	449
Senior Notes, interest at 6.75%, maturing 2018	400	400
Mortgages and other, interest rates ranging from 5.80% to 8.56%, various maturities	162	171

	3,752	4,008
Less current maturities	(330)	(506)

Long-term debt	$3,422	$3,502

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
     On April 30, 2009, the Company launched and priced a public offering of $500 million of senior notes with a coupon rate of 7.875% (the “Notes”) due October 15, 2014, issued at a discount price of 96.285%. The Company received net proceeds of approximately $475 million on the settlement date of May 7, 2009. The proceeds were used to reduce the outstanding borrowings under its Amended Credit Facilities and for general purposes. Interest on the Notes is payable semi-annually on April 15 and October 15. The Company may redeem all or a portion of the Notes at any time at the Company’s option at a discount rate of Treasury plus 50 basis points. The Notes will rank pari passu with all other unsecured and unsubordinated obligations.
Note 10. Deferred Gains
     The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of June 30, 2009 and December 31, 2008, the Company had total deferred gains of $1.118 billion and $1.151 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $20 million and $40 million and $21 million and $42 million in the three and six months ended June 30, 2009, and June 30, 2008, respectively.

Note 11. Restructuring and Other Special Charges
     During the three and six months ended June 30, 2009, the Company recorded restructuring charges of $5 million and $22 million, respectively, in connection with its ongoing initiative of rationalizing its cost structure in light of the decline in growth in its business units.
     During the three months ended June 30, 2008, the Company recorded a $1 million restructuring charge primarily related to further demolition costs at the Sheraton Bal Harbour Beach Resort (“Bal Harbour”), which is being redeveloped as a St. Regis hotel along with branded residences and fractional units.
     During the six months ended June 30, 2008, the Company recorded an $8 million restructuring charge in connection with the Company’s ongoing initiative of rationalizing its cost structure and an additional $2 million charge for further demolition costs related to Bal Harbour.
     Restructuring costs and other special charges, net, by segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Hotel	$4	$1	$13	$5
Vacation Ownership & Residential	1	—	9	5

Total	$5	$1	$22	$10

     The Company had remaining accruals of $23 million and $41 million at June 30, 2009 and December 31, 2008, respectively, which are primarily recorded in accrued expenses and other liabilities. The following table summarizes activity in the restructuring and other special charges related accruals:

	December 31,	Expenses		Non-cash	June 30,
	2008	(Reversals)	Payments	Other	2009
Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	$—	$—	$—	$8
Le Méridien acquisition reserves	—	(2)	—	2	—
Consulting fees associated with cost reduction initiatives	3	1	(4)	—	—
Severance	23	18	(33)	—	8
Closure of vacation ownership facilities	7	5	(3)	(2)	7

Total	$41	$22	$(40)	$—	$23

Note 12. Derivative Financial Instruments
     The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. Beginning in January 2008, the Company entered into forward contracts to hedge forecasted transactions based in certain foreign currencies, including the Euro and Canadian Dollar. These forward contracts have been designated and qualify as cash flow hedges under the provisions of SFAS No. 133, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The notional dollar amount of the outstanding Euro forward contracts at June 30, 2009 is $50 million, with average exchange rates of 1.5 and terms of primarily less than one year. The Canadian forward contracts expired during the second quarter of 2009. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. In the second quarter of 2009, the Company de-designated notional amounts of $4 million related to three hedges. Other than the de-designated portions, each of these hedges was highly effective in offsetting fluctuations in foreign currencies. An insignificant amount of gain due to ineffectiveness was recorded in the consolidated statements of income during 2009. Additionally, during the second quarter of 2009, eight forward contracts matured.
     The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges under the provisions of SFAS No. 133, and their change in fair value is recorded in the Company’s consolidated statements of income at each reporting period.
     The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At June 30, 2009, the Company has three interest rate swap agreements with an aggregate notional amount of $300 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012 and 2013. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges under the provisions of SFAS No. 133 and have met the requirements to assume zero ineffectiveness.
     In the Company’s most recent securitization transaction, the unconsolidated QSPE entered into a balance guaranteed interest rate swap to fix the interest rate on its debt in order to mitigate interest rate risk for the investors. In connection with the QSPE swap, the Company also entered into two swaps. The first swap provides a counterparty to the investors of the QSPE swap and is a balance guaranteed interest rate swap, with the Company paying a floating rate and receiving a fixed rate. To mitigate the potential impact of the floating to fixed swap, the Company also entered into a second swap, whereby the Company pays a fixed rate and receives a floating rate, with interest paid based on an expected amortization schedule rather than a balance guaranteed notional. The Company did not apply hedge accounting under SFAS No. 133 and the change in fair values will be marked to market at each reporting period with the change in fair value recorded in the consolidated statements of income. As of June 30, 2009, the fair value of the Company’s two interest rate swaps was insignificant.
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
Fair Value of Derivative Instruments
(in millions)

	June 30,		December 31,
	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS No. 133
Asset Derivatives
Forward contracts	Prepaid and other current assets	$3	Prepaid and other current assets	$6
Interest rate swaps	Other assets	2	Other assets	—

Total assets under SFAS No. 133		$5		$6

	June 30,		December 31,
	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments under SFAS No. 133
Asset Derivatives
Forward contracts	Prepaid and other current assets	$1	Prepaid and other current assets	$—

Total assets outside SFAS No. 133		$1		$—

Liability Derivatives
Forward contracts	Accrued expenses	$4	Accrued expenses	$3

Total liabilities outside SFAS No. 133		$4		$3

Consolidated Statements of Income and Comprehensive Income
for the Three and Six Months Ended June 30, 2009 and 2008
(in millions)

Balance at March 31, 2009	$(7)
Mark-to-market loss on forward exchange contracts	1
Reclassification of gain from OCI to management fees, franchise fees, and other income	2

Balance at June 30, 2009	$(4)

Balance at December 31, 2008	$(6)
Mark-to-market gain on forward exchange contracts	(1)
Reclassification of gain from OCI to management fees, franchise fees, and other income	3

Balance at June 30, 2009	$(4)

Balance at March 31, 2008	$4
Reclassification of gain from OCI to management fees, franchise fees, and other income	(1)

Balance at June 30, 2008	$3

Balance at December 31, 2007	$—
Mark-to-market loss on forward exchange contracts	4
Reclassification of gain from OCI to management fees, franchise fees, and other income	(1)

Balance at June 30, 2008	$3

Derivatives Not
Designated as Hedging	Location of Gain	Amount of Gain
Instruments under	or (Loss) Recognized	or (Loss) Recognized
SFAS No. 133	in Income on Derivative	in Income on Derivative
		Three Months Ended
		June 30,
		2009	2008
Foreign forward exchange contracts	Interest expense, net	$3	$(6)

Total gain (loss) included in income		$3	$(6)

		Six Months Ended
		June 30,
		2009	2008
Foreign forward exchange contracts	Interest expense, net	$(7)	$(5)

Total loss included in income		$(7)	$(5)

Note 13. Discontinued Operations
     For the three months ended June 30, 2009 and 2008, the Company recorded tax benefits of $3 million and tax charges of $2 million, respectively. The Company recorded $1 million and $2 million of tax charges for the three months ending June 30, 2009 and 2008, respectively, as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of its businesses several years ago. The charge for the three months ended June 30, 2009 is offset by a benefit of approximately $4 million related to the final settlement of an uncertain tax position related to an entity the Company sold several years ago.
     For the six months ended June 30, 2009 and 2008, the Company recorded tax benefits of $2 million and tax charges of $49 million, respectively. The Company recorded $2 million and $49 million of tax charges for the six months ended June 30, 2009 and 2008, respectively, as a result of a 2008 administrative tax ruling discussed above. The charge for the six months ended June 30, 2009 is offset by a benefit of approximately $4 million related to the settlement discussed above.
Note 14. Pension and Postretirement Benefit Plans
     The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,
	2009			2008
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$1.2	$—	$—	$2.2	$—
Interest cost	0.2	3.2	0.3	0.2	3.0	0.3
Expected return on plan assets	—	(2.7)	—	—	(3.0)	(0.1)
Amortization of:
Actuarial loss	—	1.0	—	—	0.4	—
Prior service income	—	(0.1)	—	—	(0.1)	—

Net period benefit cost	$0.2	$2.6	$0.3	$0.2	$2.5	$0.2

	Six Months Ended June 30,
	2009			2008
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$2.4	$—	$—	$3.3	$—
Interest cost	0.5	6.3	0.5	0.4	6.0	0.6
Expected return on plan assets	—	(5.0)	(0.1)	—	(5.9)	(0.2)
Amortization of:
Actuarial loss	—	2.4	—	—	0.8	—
Prior service income	—	(0.1)	—	—	(0.2)	—

Net periodic benefit cost	$0.5	$6.0	$0.4	$0.4	$4.0	$0.4

     During the three and six months ended June 30, 2009, the Company contributed approximately $5 million and $13 million, respectively, to its pension and post retirement benefit plans. For the remainder of 2009, the Company expects to contribute approximately $8 million to its pension and post-retirement benefit plans. A portion of these fundings will be reimbursed for costs related to employees of managed hotels.
Note 15. Income Taxes
     The total amount of unrecognized tax benefits as of June 30, 2009, was $998 million, of which $149 million would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits includes approximately $499 million related to the February 1998 disposition of ITT World Directories which the Company strongly believes was completed on a tax deferred basis. In 2002, the IRS proposed an adjustment to tax the gain on disposition in 1998, and the issue has progressed to litigation in United States Tax Court. In January 2009, the Company and the IRS reached an agreement in principle to settle the litigation pertaining to the tax treatment of this transaction. The Company expects to finalize the details of the agreement by the end of 2009 and obtain a refund of over $200 million for previously paid tax. As a result, the Company expects to decrease its unrecognized tax benefits by approximately $499 million within the next 12 months. An estimate of the range of other possible changes cannot be made unless or until tax positions are further developed or examinations close.
     The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2009, the Company had $223 million accrued for the payment of interest and no accrued penalties.
     The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of June 30, 2009, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.
     During the three months ended June 30, 2009, the Company entered into an Italian tax incentive program through which the tax basis of its Italian owned hotels were stepped up in exchange for paying $9 million of current tax over a three year period. As a result, the Company was able to recognize a tax benefit of $129 million to establish the deferred tax asset related to the basis step up. This benefit was offset by a $9 million tax charge to accrue the current tax payable under the program, resulting in a net benefit of $120 million.
Note 16. Stockholders’ Equity
     Effect of SFAS No. 160. The following table represents changes in stockholders equity that are attributable to Starwood’s stockholders and non-controlling interests (in millions).

				Accumulated		Equity
			Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balance at December 31, 2008	183	$2	$493	$(391)	$1,517	$23	$1,644
Net income (loss)	—	—	—	—	140	(2)	138
Stock option and restricted stock award transactions, net	4	—	12	—	—	—	12
Foreign currency translation	—	—	—	23	—	1	24
Change in fair value of derivatives and investments	—	—	—	11	—	—	11
ESPP stock issuances	—	—	3	—	—	—	3

Balance at June 30, 2009	187	$2	$508	$(357)	$1,657	$22	$1,832

     Share Issuances and Repurchases. During the three and six months ended June 30, 2009, the Company issued an insignificant amount of common shares as a result of stock option exercises. The Company has not repurchased any common stock during 2009. In November 2007, the Board of Directors authorized the repurchase of up to $1 billion of common stock under the Company’s existing repurchase authorization (the “Share Repurchase Authorization”). As of June 30, 2009, no repurchase capacity remained available under the Share Repurchase Authorization.
     Limited Partnership Units. At June 30, 2009, there were approximately 178,000 Operating Limited Partnership (the “Operating Partnership”) units outstanding. The Operating Partnership units are convertible into common shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or common shares.
     Dividends. On January 9, 2009, the Company paid a dividend of $0.90 per share to shareholders of record on December 31, 2008.
Note 17. Stock-Based Compensation
     In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the six month period ended June 30, 2009, the Company granted approximately 5.3 million stock options that had a weighted average grant date fair value of $4.69 per option. The weighted average exercise price of these options was $11.39. In addition, the Company granted approximately 5.3 million restricted shares and restricted stock units that had a weighted average grant date fair value of $11.66 per share or unit.

     The Company recorded stock-based employee compensation expense, including the estimated impact of 2009 reimbursements from third parties, of $15 million and $26 million in the three and six months ended June 30, 2009 respectively, and $22 million and $40 million in the three and six months ended June 30, 2008, respectively.
     As of June 30, 2009, there was approximately $31 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which is expected to be recognized, on a straight-line basis, over a weighted-average period of 3.42 years.
     As of June 30, 2009, there was approximately $167 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and restricted stock units, which is expected to be recognized, on a straight-line basis, over a weighted-average period of 2.42 years.
Note 18. Fair Value of Financial Instruments
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets :
Restricted cash	$6	$6	$6	$6
VOI notes receivable	335	349	444	419
Other notes receivable	34	34	32	32

Total financial assets	$375	$389	$482	$457

Liabilities:
Long-term debt	$3,422	$3,231	$3,502	$2,725
Other long-term liabilities	8	8	7	7

Total financial liabilities	$3,430	$3,239	$3,509	$2,732

Off-Balance sheet:
Letters of credit	$—	$172	$—	$115
Surety bonds	—	63	—	91

Total Off-Balance sheet	$—	$235	$—	$206

     The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value. The Company records its retained interests and derivative assets and liabilities at fair value. See Note 8 for recorded amounts and the methods and assumptions used to estimate fair value.
     The carrying value of the Company’s restricted cash approximates its fair value. The Company estimates the fair value of its VOI notes receivable by discounting the expected future cash flows with discount rates commensurate with the risk of the underlying notes, primarily determined by the credit worthiness of the borrowers based on their Fair Isaac Corporation (“FICO”) scores. The fair value of other notes receivable is estimated based on terms of the instrument and current market conditions. These financial instrument assets are recorded in the other assets line item in the Company’s consolidated balance sheet.
     The Company estimates the fair value of its publicly traded debt based on the bid prices in the public debt markets. The carrying amount of its floating rate debt is a reasonable basis of fair value due to the variable nature of the interest rates. The Company’s non-public fixed rate debt fair value is determined based upon discounted cash flows for the debt rates deemed reasonable for the type of debt, prevailing market conditions and the length to maturity for the debt. Other long-term liabilities represent a financial guarantee. The carrying value of this liability approximates its fair value.

     The fair values of the Company’s letters of credit and surety bonds are estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing financial institutions.
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
      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Hotel	$1,055	$1,344	$2,001	$2,585
Vacation ownership and residential	164	229	336	454

Total	$1,219	$1,573	$2,337	$3,039

Operating income:
Hotel	$113	$216	$198	$397
Vacation ownership and residential	22	28	43	56

Total segment operating income	135	244	241	453
Selling, general, administrative and other	(30)	(44)	(60)	(98)
Restructuring and other special charges, net	(5)	(1)	(22)	(10)

Operating income	100	199	159	345
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	2	4	(3)	8
Vacation ownership and residential	1	1	1	3
Interest expense, net	(53)	(55)	(96)	(102)
(Loss) gain on asset dispositions and impairments, net	(34)	1	(39)	—

Income from continuing operations before taxes	$16	$150	$22	$254

Capital expenditures:
Hotel	$35	$62	$72	$118
Vacation ownership and residential	9	26	27	54
Corporate	6	19	13	44

Total	$50	$107	$112	$216

	June 30,	December 31,
	2009	2008
Assets:
Hotel(a)	$6,251	$6,728
Vacation ownership and residential(b)	2,083	2,183
Corporate	970	792

Total	$9,304	$9,703

(a)	Includes $300 million and $315 million of investments in unconsolidated joint ventures at June 30, 2009 and December 31, 2008, respectively.

(b)	Includes $34 million and $38 million of investments in unconsolidated joint ventures at June 30, 2009 and December 31, 2008, respectively.

     During the fourth quarter of 2008, the Company performed its annual impairment test of goodwill for both of its reporting segments and concluded that goodwill was not impaired. If the current economic climate and the deterioration of results in the timeshare industry do not improve, it is reasonably possible that the carrying value of goodwill related to the vacation ownership segment could become impaired.
Note 20. Commitments and Contingencies
     Variable Interest Entities. The Company has evaluated the 20 hotels in which it has a variable interest, generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by considering qualitative and quantitative factors. Qualitative factors include evaluating distribution terms, proportional voting rights, decision making ability, and the capital structure. Quantitatively, the Company evaluates financial forecasts under various scenarios to determine which variable interest holders would absorb over 50% of the expected losses of the hotel. The Company has determined it is not the primary beneficiary of any of the variable interest entities (“VIEs”) and therefore these entities are not consolidated in the Company’s financial statements.
     In all cases, the VIEs associated with the Company’s variable interests are hotels for which the Company has entered into management or franchise agreements with the hotel owners. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.
     At June 30, 2009, the Company has approximately $68 million of investments associated with 18 VIEs, equity investments of $10 million associated with one VIE, and a loan balance of $5 million associated with one VIE. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.
     At December 31, 2008, the Company had approximately $66 million of investments associated with 19 VIEs, equity investments of $10 million associated with one VIE, and a loan balance of $5 million associated with one VIE.
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $28 million at June 30, 2009. The Company evaluates these loans for impairment, and at June 30, 2009, believes the net carrying value of these loans are collectible. Unfunded loan commitments aggregating $55 million were outstanding at June 30, 2009, none of which is expected to be funded in the next twelve months or in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $87 million of equity and other potential contributions associated with managed or joint venture properties, $49 million of which is expected to be funded in the next twelve months.
     Surety bonds issued on behalf of the Company as of June 30, 2009 totaled $63 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
     To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of June 30, 2009, excluding the Le Méridien management agreement mentioned below, the Company had three management contracts with performance guarantees with possible cash outlays of up to $70 million, $53 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2009. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped; however, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The Company has recorded a loss contingency for this guarantee of $8 million and $7 million, reflected in other liabilities in the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively. The Company does not anticipate losing a significant number of management or franchise contracts in 2009.
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
     In connection with the sale of 33 hotels to a third party in 2006, the Company agreed to indemnify the third party for certain pre-disposition liabilities, including operations and tax liabilities. At this time, the Company believes that it will not have to make any significant payments under such indemnities.
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
     Frequent Guest Program. Starwood Preferred Guest (“SPG”) is our frequent guest incentive marketing program. SPG members earn points based on spending at our properties, as incentives to first time buyers of VOIs and residences and through participation in affiliated programs. Points can be redeemed at substantially all of our owned, leased, managed and franchised properties as well as through other redemption opportunities with third parties, such as conversion to airline miles. Properties are charged a fee based on hotel guests’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.
     We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of June 30, 2009 and December 31, 2008 is $662 million for each period. A 10% reduction in the “breakage” of points would result in an estimated increase of $85 million to the liability at June 30, 2009.
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
     Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a sale of a vacation ownership interest. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating our loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of June 30, 2009, the average estimated default rate for our pools of receivables was 9.0%. Given the significance of our respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.

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
RESULTS OF OPERATIONS
     The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2009 and 2008.
     The fourth quarter of 2008 and the first half of 2009 have imposed significant pressures on the lodging industry. The present economic slowdown and the uncertainty over its breadth, depth and duration have had a negative impact on the hotel and vacation ownership and residential industries resulting in steep declines in demand for our hotel rooms and interval and fractional timeshare products. Many businesses around the world, including businesses participating in the Troubled Asset Relief Program (TARP) face restrictions on the ability to travel and hold conferences or events at resorts and luxury hotels. The negative publicity associated with such companies holding large events has resulted in cancellations and reduced bookings. In addition, the H1N1 (Swine Flu) virus has negatively impacted our business around the world and particularly our owned hotels in Mexico.
     The current environment has pushed us to be aggressive in cutting costs, more stringent regarding our capital allocation, and to raise additional cash proceeds to improve our liquidity position. During the second quarter of 2009, we continued our activity value analysis project to streamline operations and reduce costs at divisional and corporate locations. A majority of our cost containment initiatives have been completed and implemented during previous quarters for which benefits are now being realized. We expect to realize annual run rate savings of approximately $100 million.
     At June 30, 2009, we had approximately 375 hotels in the active pipeline representing approximately 90,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 67% are in the upper upscale and luxury segments and 63% are in international locations. During the second quarter of 2009, we signed 20 hotel management and franchise contracts representing approximately 4,300 rooms of which 17 are new builds and 3 are conversions from another brand and opened 16 new hotels and resorts representing approximately 3,200 rooms. By the end of this year, our system of hotels is expected to cross the 1,000 hotel milestone, including 250 new openings and 350 renovated hotels since 2007, positioning us well as the global economy stabilizes.

     Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels and, since the beginning of 2008 we sold or closed 12 wholly owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total owned revenues generated from these sold hotels were $1 million and $43 million for the three months ending June 30, 2009 and 2008, and $8 million and $68 million for the six months ending June 30, 2009 and June 30, 2008, respectively.
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
     The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2009 (with comparable data for 2008):
Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Three Months Ended June 30, 2009 with Comparable Data for the Same Period in 2008(1)

	2009	2008
Metropolitan Area	Revenues	Revenues
New York, NY	14.1%	13.2%
San Francisco, CA	6.2%	5.3%
Phoenix, AZ	5.4%	5.3%
Boston, MA	5.3%	4.1%
Maui, HI	4.4%	4.1%
Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Six Months Ended June 30, 2009 with Comparable Data for the
Same Period in 2008(1)

	2009	2008
Metropolitan Area	Revenues	Revenues
New York, NY	13.2%	12.8%
Phoenix, AZ	6.2%	6.7%
San Francisco, CA	6.2%	5.5%
Maui, HI	4.8%	4.6%
Boston, MA	4.5%	3.4%

     The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2009 (with comparable data for 2008):
Top Five International Markets as a % of Total Owned Revenues for the Three
Months Ended June 30, 2009 with Comparable Data for the Same Period in 2008(1)

	2009	2008
International Market	Revenues	Revenues
Italy	9.5%	10.3%
Canada	9.0%	9.8%
Australia	4.6%	4.5%
Mexico	3.5%	5.1%
Spain	2.6%	2.8%
Top Five International Markets as a % of Total Owned Revenues for the Six
Months Ended June 30, 2009 with Comparable Data for the Same Period in 2008(1)

	2009	2008
International Market	Revenues	Revenues
Canada	9.0%	9.0%
Italy	7.5%	8.2%
Mexico	5.2%	5.8%
Australia	4.7%	4.8%
Argentina	2.6%	2.3%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

     The following table summarizes REVPAR(1), Average Daily Rate (“ADR”) and occupancy for our Same-Store Owned Hotels for the three and six months ended June 30, 2009 and 2008. The results for the three and six months ended June 30, 2009 and 2008 represent results for 56 owned, leased and consolidated joint venture hotels (excluding 12 hotels sold and 9 hotels undergoing significant repositionings or without comparable results in 2009 and 2008).

	Three Months Ended
	June 30,
	2009	2008	Variance
Worldwide (56 hotels with approximately 19,600 rooms)
REVPAR	$124.83	$190.48	(34.5)%
ADR	$195.32	$253.23	(22.9)%
Occupancy	63.9%	75.2%	(11.3)

North America (29 hotels with approximately 12,000 rooms)
REVPAR	$130.11	$193.93	(32.9)%
ADR	$187.57	$247.64	(24.3)%
Occupancy	69.4%	78.3%	(8.9)

International (27 hotels with approximately 7,600 rooms)
REVPAR	$116.53	$185.05	(37.0)%
ADR	$210.61	$263.03	(19.9)%
Occupancy	55.3%	70.4%	(15.1)

	Six Months Ended
	June 30,
	2009	2008	Variance
Worldwide (56 hotels with approximately 19,600 rooms)
REVPAR	$121.88	$180.95	(32.6)%
ADR	$196.07	$248.22	(21.0)%
Occupancy	62.2%	72.9%	(10.7)

North America (29 hotels with approximately 12,000 rooms)
REVPAR	$128.81	$187.76	(31.4)%
ADR	$195.73	$250.96	(22.0)%
Occupancy	65.8%	74.8%	(9.0)

International (27 hotels with approximately 7,600 rooms)
REVPAR	$110.97	$170.21	(34.8)%
ADR	$196.69	$243.59	(19.3)%
Occupancy	56.4%	69.9%	(13.5)

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
Continuing Operations

			Increase /	Percentage
	Three Months	Three Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$394	$620	$(226)	(36.5)%
Management Fees, Franchise Fees and Other Income	187	218	(31)	(14.2)%
Vacation Ownership and Residential	126	194	(68)	(35.1)%
Other Revenues from Managed and Franchise Properties	512	541	(29)	(5.4)%

Total Revenues	$1,219	$1,573	$(354)	(22.5)%

     The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to the continued economic crisis in the United States and internationally. The decrease was also due to lost revenues from 12 wholly owned hotels that were sold or closed in 2008 and 2009. These sold or closed hotels had revenues of $1 million in the three months ended June 30, 2009 compared to $43 million in the three months ended June 30, 2008. Revenues at our Same-Store Owned Hotels (56 hotels for the three months ended June 30, 2009 and 2008, excluding the 12 hotels sold or closed and 9 additional hotels undergoing significant repositionings or without comparable results in 2009 and 2008) decreased 33.3%, or $179 million, to $357 million for the three months ended June 30, 2009 when compared to $536 million in the same period of 2008 due primarily to a decrease in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels decreased 34.5% to $124.83 for the three months ended June 30, 2009 when compared to the corresponding 2008 period. The decrease in REVPAR at these worldwide Same-Store Owned Hotels resulted from a 22.9% decrease in ADR to $195.32 for the three months ended June 30, 2009 compared to $253.23 for the corresponding 2008 period and a decrease in occupancy rates to 63.9% in the three months ended June 30, 2009 when compared to 75.2% in the same period in 2008. REVPAR at Same-Store Owned Hotels in North America decreased 32.9% for the three months ended June 30, 2009 when compared to the same period of 2008. REVPAR declined in substantially all of our major domestic markets. REVPAR at our international Same-Store Owned Hotels decreased by 37.0% for the three months ended June 30, 2009 when compared to the same period of 2008. REVPAR declined in most of our major international markets. REVPAR for Same-Store Owned Hotels internationally decreased 27.5% excluding the favorable effects of foreign currency translation.
     The decrease in management fees, franchise fees and other income was primarily a result of a $33 million decrease in management and franchise revenues to $150 million for the three months ended June 30, 2009. The decrease was due to the significant decline in base and incentive management fees as a result of the global economic crisis, partially offset by the net addition of 48 managed and franchised hotels to our system since the second quarter of 2008. Other income increased $2 million primarily due to the recognition of a $7 million non-refundable deposit associated with the sale of a joint venture interest that failed to materialize, partially offset by decreases in demand at our Bliss Spa business.
     The decrease in vacation ownership and residential sales and services was primarily due to lower originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and other deferrals. Originated contract sales of VOI inventory decreased 47.2% in the three months ended June 30, 2009 when compared to the same period in 2008. This decline is primarily driven by lower tour flow which is down 25.8% when compared to the same period in 2008. The decline in tour flow is a result of the economic climate and closure of underperforming sales centers. Additionally, the average contract amount per vacation ownership unit sold decreased 24.3% to approximately $16,000, driven by a higher sales mix of lower-priced inventory, including a higher percentage of lower-priced biennial inventory.
     Other revenues from managed and franchised properties decreased primarily due to a decrease in costs, commensurate with the decline in revenues at our managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

			Increase /	Percentage
	Three Months	Three Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Selling, General, Administrative and Other	$96	$138	$(42)	(30.4)%
     The decrease in selling, general, administrative and other expenses was primarily a result of our focus on reducing our cost structure in light of the declining business conditions in the current economic climate. Beginning in the middle of 2008, we began an activity value analysis project to review our cost structure across a majority of our corporate departments and divisional headquarters. A majority of the cost containment initiatives were completed and implemented during previous quarters and are now being realized.

			Increase /	Percentage
	Three Months	Three Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Restructuring and Other Special Charges, Net	$5	$1	$4	n/m
     During the second quarter of 2009, we recorded a $5 million restructuring charge primarily related to severance costs in connection with our ongoing initiative of rationalizing our cost structure in light of the current economic climate and the decline in activity in our business units.

     During the three months ended June 30, 2008, we recorded a $1 million charge primarily related to further demolition costs at the Sheraton Bal Harbour Resort, which is being redeveloped as a St. Regis hotel along with branded residences and fractional units.

			Increase /	Percentage
	Three Months	Three Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Depreciation and Amortization	$79	$81	$(2)	(2.5)%
     The decrease in depreciation expense was primarily due to recent asset sales offset, in part, by increased depreciation expense related to information technology assets that were placed in service during the second quarter of 2009.

			Increase /	Percentage
	Three Months	Three Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Operating Income	$100	$199	$(99)	(49.8)%
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

			Increase /	Percentage
	Three Months	Three Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net	$3	$5	$(2)	(40)%
     The decrease in equity earnings and gains and losses from unconsolidated joint ventures was primarily due to decreased operating results at several properties owned by joint ventures in which we hold non-controlling interests.

			Increase /	Percentage
	Three Months	Three Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Net Interest Expense	$53	$55	$(2)	(3.6)%
     The decrease in net interest expense was primarily due to lower debt balances in the current year as we worked, during the first half of 2009, to improve our liquidity and leverage by raising substantial funds to pay down debt. The interest savings from lower debt balances was partially offset by higher interest rates. Our weighted average interest rate was 6.16% at June 30, 2009 as compared to 5.55% at June 30, 2008.

			Increase /	Percentage
	Three Months	Three Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
(Loss) gain on Asset Dispositions and Impairments, Net	$(34)	$1	$(35)	n/m
     During the three months ended June 30, 2009, we recorded a net loss on dispositions of approximately $34 million, primarily related to the $10 million impairment of leasehold improvements due to the early termination of a leased hotel, the $14 million impairment of our retained interest in vacation ownership mortgage receivables and the $5 million impairment of certain technology-related fixed assets.

During the three months ended June 30, 2008, we recorded a net gain of approximately $1 million related to an insurance gain from a fire loss at a property.

			Increase /	Percentage
	Three Months	Three Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Income Tax (Benefit) Expense	$(115)	$42	$157	n/m
     The $157 million decrease in income tax expense primarily relates to a deferred tax benefit of $120 million (net) in 2009 for an Italian tax incentive program in which the tax basis of land and buildings for the hotels we own in Italy was stepped-up to fair value in exchange for paying a current tax of $9 million. The remaining decrease is primarily due to lower pretax income.

Discontinued Operations
     For the three months ended June 30, 2009 and 2008, we recorded tax benefits of $3 million and tax charges of $2 million, respectively. We recorded $1 million and $2 million of tax charges for the three months ending June 30, 2009 and 2008, respectively, as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of our businesses several years ago. The charge for the three months ended June 30, 2009 is offset by a benefit of approximately $4 million related to the final settlement of an uncertain tax position related to an entity we sold several years ago.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
Continuing Operations

			Increase /	Percentage
	Six Months	Six Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
		(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$780	$1,180	$(400)	(33.9)%
Management Fees, Franchise Fees and Other Income	352	424	(72)	(17.0)%
Vacation Ownership and Residential	261	387	(126)	(32.6)%
Other Revenues from Managed and Franchise Properties	944	1,048	(104)	(9.9)%

Total Revenues	$2,337	$3,039	$(702)	(23.1)%

     The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to the continued economic crisis in the United States and internationally. The decrease was also due to lost revenues from 12 wholly owned hotels that were sold or closed in 2008 and 2009. These sold or closed hotels had revenues of $8 million in the six months ended June 30, 2009 compared to $68 million in the six months ended June 30, 2008. Revenues at our Same-Store Owned Hotels (56 hotels for the six months ended June 30, 2009 and 2008, excluding the 12 hotels sold or closed and 9 additional hotels undergoing significant repositionings or without comparable results in 2009 and 2008) decreased 31.4%, or $321 million, to $700 million for the six months ended June 30, 2009 when compared to $1,021 million in the same period of 2008 due primarily to a decrease in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels decreased 32.6% to $121.88 for the six months ended June 30, 2009 when compared to the corresponding 2008 period. The decrease in REVPAR at these worldwide Same-Store Owned Hotels resulted from a 21.0% decrease in ADR to $196.07 for the six months ended June 30, 2009 compared to $248.22 for the corresponding 2008 period and a decrease in occupancy rates to 62.2% in the six months ended June 30, 2009 when compared to 72.9% in the same period in 2008. REVPAR at Same-Store Owned Hotels in North America decreased 31.4% for the six months ended June 30, 2009 when compared to the same period of 2008. REVPAR declined in all of our major domestic markets. REVPAR at our international Same-Store Owned Hotels decreased by 34.8% for the six months ended June 30, 2009 when compared to the same period of 2008. REVPAR declined in most of our major international markets, including Australia and Mexico. REVPAR for Same-Store Owned Hotels internationally decreased 25.4% excluding the favorable effects of foreign currency translation.
     The decrease in management fees, franchise fees and other income was primarily a result of a $59 million decrease in management and franchise revenue to $293 million for the six months ended June 30, 2009. The decrease was due to the significant decline in base and incentive management fees as a result of the global economic crisis, partially offset by the net addition of 48 managed and franchised hotels to our system since the second quarter of 2008. Other income decreased $13 million primarily due to decreases in demand at our Bliss Spa business, partially offset by the recognition of a $7 million non-refundable deposit associated with the sale of a joint venture interest that failed to materialize.

     The decrease in vacation ownership and residential sales and services was primarily due to lower originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and other deferrals. Originated contract sales of VOI inventory decreased 48.9% in the three months ended June 30, 2009 when compared to the same period in 2008. This decline is primarily driven by lower tour flow which is down 25.7% when compared to the same period in 2008. The decline in tour flow is a result of the economic climate and closure of underperforming sales centers. Additionally, the average contract amount per vacation ownership unit sold decreased 24.6% to approximately $17,000, driven by a higher sales mix of lower-priced inventory, including a higher percentage of lower-priced biennial inventory.
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

			Increase /	Percentage
	Six Months	Six Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Selling, General, Administrative and Other	$189	$268	$(79)	(29.5)%
     The decrease in selling, general, administrative and other expenses was primarily a result of our focus on reducing our cost structure in light of the declining business conditions in the current economic climate. Beginning in the middle of 2008, we began an activity value analysis project to review our cost structure across a majority of our corporate departments and divisional headquarters. A majority of the cost containment initiatives were completed and implemented during previous quarters and are now being realized.

			Increase /	Percentage
	Six Months	Six Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Restructuring and Other Special Charges, Net	$22	$10	$12	n/m
     During the six months ended June 30, 2009 and 2008, we recorded a $22 million and $8 million, respectively, of restructuring charges primarily related to severance costs in connection with our ongoing initiative of rationalizing our cost structure in light of the current economic climate and the decline in activity in our business units. Additionally, during the six months ended June 30, 2008, we recorded a $2 million charge primarily related to further demolition costs at the Sheraton Bal Harbour Resort, which is being redeveloped as a St. Regis hotel along with branded residences and fractional units.

			Increase /	Percentage
	Six Months	Six Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Depreciation and Amortization	$156	$159	$(3)	(1.9)%
     The decrease in depreciation expense was primarily due to recent asset sales offset, in part, by increased depreciation expense related to information technology assets that were placed in service in 2009.

			Increase /	Percentage
	Six Months	Six Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Operating Income	$159	$345	$(186)	(53.9)%

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

			Increase /	Percentage
	Six Months	Six Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Equity Earnings and Gains and Losses from Unconsolidated Ventures, Net	$(2)	$11	$(13)	n/m

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

			Increase /	Percentage
	Six Months	Six Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Net Interest Expense	$96	$102	$(6)	5.9%

The decrease in net interest expense was primarily due to lower debt balances in the current year as we worked, during the first half of 2009, to improve our liquidity and leverage by raising substantial funds to pay down debt. The interest savings from lower debt balances was partially offset by higher interest rates. Our weighted average interest rate was 6.16% at June 30, 2009 as compared to 5.55% at June 30, 2008.

			Increase /	Percentage
	Six Months	Six Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Loss on Asset Dispositions and Impairments, Net	$39	$0	$39	n/m
     During the six months ended June 30, 2009, we recorded a net loss on dispositions of approximately $39 million, primarily related to the $10 million impairment of leasehold improvements due to an early termination of a leased hotel, the $4 million loss on the sale of a hotel in Brussels, Belgium, the $16 million impairment of our retained interests in vacation ownership mortgage receivables and the $5 million impairment of certain technology-related fixed assets.
     During the six months ended June 30, 2008, we recorded a loss on dispositions related to the $1 million impairment of a hotel that had been classified as held for sale offset by a $1 million gain related to an insurance claim from a fire loss at a property.

			Increase /	Percentage
	Six Months	Six Months	(decrease)	change
	Ended	Ended	from prior	from prior
	June 30, 2009	June 30, 2008	year	year
(in millions)
Income Tax (Benefit) Expense	$(114)	$68	$182	n/m
     The $182 million decrease in income tax expense primarily relates to a deferred tax benefit of $120 million (net) in 2009 for an Italian tax incentive program in which the tax basis of land and buildings for the hotels we own in Italy was stepped-up to fair value in exchange for paying a current tax of $9 million. The remaining decrease is primarily due to lower pretax income. Excluding this deferred tax benefit, the effective rate for continuing operations for the six months ended was 26.5% compared to 27.0% in the corresponding period in 2008.
Discontinued Operations
     For the six months ended June 30, 2009 and 2008, the Company recorded tax benefits of $2 million and tax charges of $49 million, respectively. The Company recorded $2 million and $49 million of tax charges for the six months ended June 30, 2009 and 2008, respectively, as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of our businesses several years ago. The charge for the six months ended June 30, 2009 is offset by a benefit of approximately $4 million related to the final settlement of an uncertain tax position related to an entity we sold several years ago.
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
     Our cash flow from operating activities has been dramatically impacted by the severe economic crisis in the United States and globally. As a result, we have focused on reducing our cost structure and have significantly reduced our selling, general, administrative and other expenses, which are primarily cash charges. Beginning in the middle of 2008, we began an activity value analysis project to review our cost structure across a majority of our corporate departments and divisional headquarters. A majority of our cost containment initiatives were completed and implemented in previous quarters and the benefits are now being realized. These actions are expected to yield an annual run rate savings of approximately $100 million.
     The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our sources of cash. Our day-to-day operations are financed through a net working capital deficit, a practice that is common in our industry. The ratio of our current assets to current liabilities was 0.79 and 0.81 as of June 30, 2009 and December 31, 2008, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.

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
     The 2009 Securitization resulted in cash from operating activities and is discussed in our general liquidity discussion under cash from financing activities.
Cash Used for Investing Activities
Gross capital spending during the six months ended June 30, 2009 was as follows (in millions):

Maintenance Capital Expenditures(1):
Owned, Leased and Consolidated Joint Venture Hotels	$55
Corporate and information technology	14

Subtotal	69

Vacation Ownership and Residential Capital Expenditures (2):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	18
Net expenditures for inventory — St. Regis Bal Harbour	67

Subtotal	85

Development Capital	58

Total Capital Expenditures	$212

(1)	Maintenance capital expenditures include improvements, repairs, and maintenance.

(2)	Represents gross inventory capital expenditures of $122 less cost of sales of $37.
     Gross capital spending during the six months ended June 30, 2009 included approximately $69 million of maintenance capital, and $58 million of development capital. Investment spending on gross vacation ownership interest (“VOI”) and residential inventory was $122 million, primarily in Bal Harbour, Florida, Rancho Mirage, California, Orlando, Florida and Cancun, Mexico.
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
     In order to secure management or franchise agreements, we have made loans to third-party owners, made non-controlling investments in joint ventures and provided certain guarantees and indemnifications. See Note 20 of the consolidated financial statements for discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures. We intend to finance the acquisition of additional hotel properties (including equity investments), construction of the St. Regis Bal Harbour, hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments and share repurchases) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, and from cash generated from operations.
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
     Since 2006, we have sold 58 hotels realizing proceeds of approximately $5 billion in numerous transactions. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.
Cash Used for Financing Activities
The following is a summary of our debt portfolio (including capital leases) as of June 30, 2009:

	Amount
	Outstanding at	Interest Rate at	Average
	June 30, 2009 (a)	June 30, 2009	Maturity
	(in millions)		(In years)
Floating Rate Debt
Senior Credit Facilities:
Revolving Credit Facilities	$157	3.13%	1.6
Term Loans	700	3.13%	1.3
Mortgages and Other	38	5.80%	3.5
Interest Rate Swaps	300	5.32%

Total/Average	$1,195	3.76%	1.5

Fixed Rate Debt
Senior Notes	$2,733	7.27%	4.9
Mortgages and Other	124	7.50%	8.8
Interest Rate Swaps	(300)	7.33%

Total/Average	$2,557	7.27%	5.1

Total Debt
Total Debt and Average Terms	$3,752	6.16%	4.2

(a)	Excludes approximately $551 million of our share of unconsolidated joint venture debt, all of which is non-recourse.
     Due to the current credit liquidity crisis, we evaluated the commitments of each of the lenders in our Revolving Credit Facilities (the “Facilities”). In addition, we have reviewed our debt covenants and restrictions and do not anticipate any issues regarding the availability of funds under the Facilities.
     On April 27, 2009, we amended our revolving credit and term loan facilities (collectively with prior amendments the “Amended Credit Facilities”) with the consent of the lenders thereunder. The Amended Credit Facilities enhance our financial flexibility by increasing our maximum Consolidated Leverage Ratio (as defined in the Amended Credit Facilities) from 4.50x to 5.50x. Additionally, the definition of Consolidated EBITDA used in the Amended Credit Facilities has been modified to exclude certain cash severance expenses from Consolidated EBITDA. In connection with the amendment, we repaid $500 million of our term loan that was due June 2009 by drawing down on our revolver (see Note 9).
     During the second and early part of the third quarters of 2009, we entered into various transactions that resulted in cash proceeds of nearly $1 billion as outlined below:
     On May 7, 2009, we completed a public offering of $500 million of 7.875% Senior Notes due 2014.
     On June 5, 2009, we sold approximately $181 million of vacation ownership notes receivable realizing cash proceeds of $125 million. We recorded a loss on the sale of these receivables of approximately $2 million (see Note 7).
     In June 2009, we entered into a multi-year extension and amendment to our existing co-branded credit card agreement (“Amendment”) with American Express. In connection with the Amendment in July 2009, we received $250 million in cash and, in return, sold SPG points to American Express to be used by American Express in the future. We used the proceeds from this transaction to prepay a portion of the 2010 term loan. In accordance with the terms of the Amendment, if we fail to comply with certain financial covenants, we are required to repay the remaining liability and, if we do not repay such liability, we are required to pledge certain receivables as collateral for the remaining balance of the liability.

     On July 7, 2009, the Company also announced the sale of the W San Francisco. The sale closed on July 30, 2009 with the Company receiving approximately $90 million in proceeds.
     As of August 3, 2009, our total debt stands at approximately $3.5 billion with no outstanding maturities in 2009. We used the proceeds from the above transactions to retire the majority of the outstanding balance on our 2010 bank term loan, leaving $100 million of the 2010 bank term loan outstanding as of this filing date.
     Our Facilities are used to fund general corporate cash needs. As of June 30, 2009, we have availability of over $1.566 billion under the Facilities. Our ability to borrow under the Facilities is subject to compliance with the terms and conditions under the Facilities, including certain leverage and coverage covenants. The covenant which is expected to be the most restrictive, based on the current economic downturn, is the Consolidated Leverage Ratio discussed above. We would expect that this covenant will limit our ability to borrow the full amounts available under the Facilities in 2009 (depending on the use of proceeds from such borrowing).
     Our current credit ratings and outlook are as follows: S&P BB (stable outlook); Moody’s Ba1 (stable outlook); and Fitch BB+ (negative outlook). Our credit ratings were downgraded by S&P and Fitch in the first quarter of 2009, primarily due to the trends in the lodging industry and the impact of the current market conditions on our ability to meet our future debt covenants. The impact of the ratings could impact our current and future borrowing costs, which cannot be currently estimated.
     Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances (approximately $126 million at June 30, 2009, including $47 million of short-term and long-term restricted cash), available borrowings under the Facilities (approximately $1.566 billion at June 30, 2009), proceeds from the transactions that closed after the end of the second quarter of 2009, as described earlier, our expected income tax refund of over $200 million at the end of 2009 and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.
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
     We had the following commercial commitments outstanding as of June 30, 2009 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Standby letters of credit	$172	$169	$—	$—	$3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
     We enter into forward contracts to manage foreign exchange risk in forecasted transactions based on foreign currency interest rate swaps to hedge interest rate risk and to manage foreign exchange risk on intercompany loans that are not deemed permanently invested (see Note 12).

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
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our (i) Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2009, there have been no material changes to the risk factors set forth in our (i) Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and (ii) Annual Report on Form 10-K for the year ended December 31, 2008.
Item 6. Exhibits.

4.1	Supplemental Indenture No. 3 dated as of May 7, 2009, between the Company and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009).

10.1	Sixth Amendment to the Revolving Credit Agreement among the Company and the various Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on April 28, 2009 (the “April 2009 8-K”).

10.2	First Amendment to the Term Loan Credit Agreement among the Company and the various Lenders party thereto (Incorporated by reference to Exhibit 10.2 to the April 2009 8-K).

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer (1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer (1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer (1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer (1)

101	The following materials from Starwood Hotels & Resorts Worldwide, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.(2)

(1)	Filed herewith

(2)	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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
Date: August 6, 2009