Form 10-Q
period 2009-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2009-10-30
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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
     187,009,911 shares of common stock, par value $0.01 per share, outstanding as of October 26, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2009.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except Share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113	$389
Restricted cash	35	96
Accounts receivable, net of allowance for doubtful accounts of $60 and $49	466	552
Inventories	1,048	986
Prepaid expenses and other	136	143

Total current assets	1,798	2,166
Investments	335	372
Plant, property and equipment, net	3,475	3,599
Assets held for sale	82	10
Goodwill and intangible assets, net	2,190	2,235
Deferred tax assets	753	639
Other assets	641	682

	$9,274	$9,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$5	$506
Accounts payable	130	171
Accrued expenses	1,164	1,274
Accrued salaries, wages and benefits	310	346
Accrued taxes and other	360	391

Total current liabilities	1,969	2,688
Long-term debt	3,357	3,502
Deferred income taxes	29	26
Other liabilities	1,977	1,843
	7,332	8,059

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 186,854,626 and 182,827,483 shares at September 30, 2009 and December 31, 2008, respectively	2	2
Additional paid-in capital	528	493
Accumulated other comprehensive loss	(307)	(391)
Retained earnings	1,698	1,517

Total Starwood stockholders’ equity	1,921	1,621
Noncontrolling interest	21	23

Total equity	1,942	1,644

	$9,274	$9,703

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Owned, leased and consolidated joint venture hotels	$396	$575	$1,176	$1,755
Vacation ownership and residential sales and services (includes loss of $2 in the nine months ended September 30, 2009 relating to note sale)	126	226	387	613
Management fees, franchise fees and other income	181	218	533	642
Other revenues from managed and franchised properties	515	516	1,459	1,564

	1,218	1,535	3,555	4,574
Costs and Expenses
Owned, leased and consolidated joint venture hotels	330	437	993	1,329
Vacation ownership and residential	102	155	306	472
Selling, general, administrative and other	102	113	291	381
Restructuring and other special charges (credits), net	2	22	24	32
Depreciation	71	73	213	216
Amortization	11	10	25	26
Other expenses from managed and franchised properties	515	516	1,459	1,564

	1,133	1,326	3,311	4,020
Operating income	85	209	244	554
Equity (losses) earnings and gains and (losses) from unconsolidated ventures, net	(3)	3	(5)	14
Interest expense, net of interest income of $0, $0, $2 and $3	(60)	(48)	(156)	(150)
(Loss) gain on asset dispositions and impairments, net	(27)	(12)	(66)	(12)

(Loss) income from continuing operations before taxes	(5)	152	17	406
Income tax benefit (expense)	46	(38)	160	(106)

Income from continuing operations	41	114	177	300
Discontinued operations:
Gain (loss) on dispositions, net of tax benefit (expense) of $(1), $0, $1 and $(49)	(1)	—	1	(49)

Net income	40	114	178	251
Net loss (income) attributable to noncontrolling interests	—	(1)	2	(1)

Net income attributable to Starwood	$40	$113	$180	$250

Earnings (Loss) Per Share — Basic
Continuing operations	$0.22	$0.63	$0.99	$1.64
Discontinued operations	—	—	0.01	(0.27)

Net income	$0.22	$0.63	$1.00	$1.37

Earnings (Loss) per Share — Diluted
Continuing operations	$0.22	$0.62	$0.98	$1.60
Discontinued operations	—	—	0.01	(0.27)

Net income	$0.22	$0.62	$0.99	$1.33

Amounts attributable to Starwood’s Common Shareholders
Income from continuing operations	$41	$113	$179	$299
Discontinued operations	(1)	—	1	(49)

Net income	$40	$113	$180	$250

Weighted average number of shares	180	180	180	182

Weighted average number of shares assuming dilution	185	183	183	186

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$40	$114	$178	$251
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	53	(122)	75	(71)
Pension liability adjustments	2	—	15	(6)
Change in fair value of derivatives	(4)	8	(6)	5
Change in fair value of investments	—	(1)	1	2

	51	(115)	85	(70)

Comprehensive income (loss)	91	(1)	263	181
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(1)	1	(1)

Comprehensive income (loss) attributable to Starwood	$90	$(2)	$264	$180

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income	$178	$251
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(1)	49
Depreciation and amortization	238	242
Amortization of deferred gains	(61)	(63)
Non-cash portion of restructuring and other special charges (credits), net	1	5
(Gain) loss on asset dispositions and impairments, net	66	12
Stock-based compensation expense	39	56
Excess stock based compensation	—	(15)
Distributions in excess of equity earnings	28	16
(Gain) loss on the sale of VOI notes receivable	(1)	(3)
Non-cash portion of income tax (benefit) expense	(128)	31
Other non-cash adjustments to net income	57	24
Decrease (increase) in restricted cash	58	3
Other changes in working capital	(97)	(79)
VOI notes receivable activity, net	36	(122)
Accrued and deferred income taxes and other	(66)	63

Cash (used for) from operating activities	347	470

Investing Activities
Purchases of plant, property and equipment	(144)	(337)
Proceeds from asset sales, net of transaction costs	98	14
(Issuance) collection of notes receivable, net	(1)	2
Proceeds from investments, net	25	24
Other, net	(14)	(16)

Cash (used for) from investing activities	(36)	(313)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	(56)	(501)
Long-term debt issued	482	977
Long-term debt repaid	(1,080)	(3)
Dividends paid	(165)	(172)
Proceeds from employee stock option exercises	1	120
Excess stock based compensation	—	15
Share repurchases	—	(593)
Other, net	227	(26)

Cash (used for) from financing activities	(591)	(183)

Exchange rate effect on cash and cash equivalents	4	(6)

(Decrease) increase in cash and cash equivalents	(276)	(32)
Cash and cash equivalents — beginning of period	389	151

Cash and cash equivalents — end of period	$113	$119

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$108	$116

Income taxes, net of refunds	$(9)	$90

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation
     The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Company” or “Starwood”).
     The consolidated financial statements include the accounts of the Company and all of its controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through October 30, 2009, the date the consolidated financial statements were filed.
     Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of approximately 980 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.
Note 2. Recently Issued Accounting Standards
     Adopted Accounting Standards
     In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05, which supplements the guidance included in the FASB Accounting Standards Codification (“Codification”), Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. This ASU clarifies how an entity should measure the fair value of liabilities and that the restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after August 26, 2009. The Company adopted this topic on September 30, 2009 and it had no effect on the Company’s consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted this topic on September 30, 2009 and it had no effect on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) Issue No. Financial Accounting Standard (“FAS”) No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS No. 157-4”), included in the Codification as ASC 820-10-65-4. This topic provides additional guidance for estimating fair value and is effective in reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted this topic, which did not have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No 28-1”), included in the Codification as ASC 825-10-65-1. This topic requires disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies and is effective in reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted this topic, which did not have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP Issue No. FAS No. 115-2 and FAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and 124-2”), included in the Codification as ASC 320-10-65-1. This topic amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This topic is effective in reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted this topic, which did not have a material impact on its consolidated financial statements.

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in the Codification as ASC 855, Subsequent Events. This topic establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. This topic is effective for interim and annual reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted this topic, which did not have a material effect on its consolidated financial statements.
     In June 2008, the FASB ratified FSP Issue No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1), included in the Codification as ASC 260-10-45-68B. This topic addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. This topic requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. This topic is effective for the Company beginning with the first interim period ending after December 15, 2008, and will be applied retrospectively to all prior periods. On January 1, 2009 the Company adopted this topic, which did not have an impact on its consolidated financial statements.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), included in the Codification as ASC 350-30-50-4. This topic amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, the Company adopted this topic, which did not have any impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”), included in the Codification as ASC 815-10-65-1. This topic requires enhanced disclosure related to derivatives and hedging activities. This topic must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this topic on January 1, 2009. See Note 12 for enhanced disclosures associated with the adoption.
     Effective January 1, 2008, the Company adopted SFAS No. 157 related to its financial assets and liabilities and elected to defer the option of SFAS No. 157 for non-financial assets and non-financial liabilities as allowed by FSP No. SFAS 157-2 “Effective Date of FASB Statement No. 157,” which was issued in February 2008, included in the Codification as ASC 820, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:
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
     On January 1, 2009, the Company adopted the provisions of this topic relating to non-financial assets and non-financial liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations”, included in the Codification as ASC 805-10-05-2. The primary requirements of this topic are as follows: (i.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii.) All transaction costs will be expensed as incurred. This topic is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company adopted this topic on January 1, 2009 and it did not have an impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160” (“SFAS No. 160”), included in the Codification as ASC 810-10-65-1. This topic establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other items, it requires that equity attributable to non-controlling interests be recognized in equity separate from that of the Company’s and that consolidated net income now includes the results of operations attributable to non-controlling interests. The Company adopted this topic on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements. See the financial statements and Note 17 for the presentation and disclosure provisions.
     Future Adoption of Accounting Standards
     In January 2009, the FASB issued FSP Issue No. FAS No. 132(R)-1 “Employers Disclosures about Pensions and Other Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), included in the Codification as ASC 715-20-65-2. This topic provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This topic is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), expected to be included in the Codification as ASC 860, Transfers and Servicing. This topic improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that this topic will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), expected to be included in the Codification as ASC 810, Consolidation. This topic changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company has estimated that the adoption of this topic will require consolidation of its existing securitized loan vehicles as of September 30, 2009 resulting in additional assets of $225 million to $250 million, and liabilities will increase $250 million to $275 million. Additionally, vacation ownership pretax earnings are estimated to increase by $10 million to $15 million for 2010. The Company is still evaluating other aspects of the topic.
     In October 2009, the FASB issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, Revenue Recognition — Multiple Element Arrangements. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

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
     The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per Share data):

	Three Months Ended September 30,
	2009			2008
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$41	180	$0.22	$113	180	$0.63
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	5		—	3

Diluted earnings from continuing operations	$41	185	$0.22	$113	183	$0.62

	Nine Months Ended September 30,
	2009			2008
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$179	180	$0.99	$299	182	$1.64
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	3		—	4

Diluted earnings from continuing operations	$179	183	$0.98	$299	186	$1.60

     Approximately 7,755,000 and 7,719,000 shares for the three months ended September 30, 2009 and 2008 and 9,699,000 and 5,728,000 shares for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.
Note 4. Asset Dispositions and Impairments
     During the third quarter of 2009, the Company sold a wholly-owned hotel for cash proceeds of approximately $90 million. This sale was subject to a long-term management contract, and the Company recorded a deferred gain of $8 million in connection with the sale. Also during the quarter, the Company sold another wholly-owned hotel for cash proceeds of approximately $6 million. The Company recorded a loss of approximately $3 million on this sale. Additionally, the Company recorded a $13 million impairment of an investment in a hotel management contract expected to be cancelled in the near term, a $6 million impairment of the Company’s retained economic interests in securitized loans (see Note 7), and a $3 million impairment of a property which is no longer in operation.
     During the second quarter of 2009, the Company sold a wholly-owned hotel for cash proceeds of approximately $4 million. The Company recorded a loss of approximately $3 million on the sale. Also during the second quarter of 2009, the Company terminated the lease of a hotel prior to its original term. As a result, the Company wrote down its leasehold improvements to fair value, resulting in an impairment charge of $10 million.
     During the first quarter of 2009, the Company sold a wholly-owned hotel in exchange for a long-term agreement to manage the hotel. The Company recorded a loss of approximately $5 million on the sale.
     During the third quarter of 2008, the Company recorded losses of $16 million primarily related to the impairment of two separate investments in which the Company held minority interests, offset, in part, by a gain of approximately $4 million associated with the sale of one wholly-owned hotel for $15 million in cash.
Note 5. Assets Held for Sale
     During the third quarter of 2009, the Company entered into purchase and sale agreements for the sale of certain non-core assets for total expected cash consideration of approximately $125 million. The Company received non-refundable deposits from the prospective buyers in these two separate transactions during the quarter. The Company classified these assets and the estimated goodwill to be allocated as assets held for sale and ceased depreciating them.
     During the first quarter of 2008, the Company entered into a purchase and sale agreement for the sale of a hotel for total consideration of $10 million. The Company received a non-refundable deposit from the prospective buyer during the first quarter of 2008. The Company recorded an impairment charge of approximately $1 million in the first quarter of 2008 related to this hotel. In December 2008, the Company and prospective buyer agreed to extend the closing period for up to 12 months and the prospective buyer paid the Company an incremental non-refundable deposit of approximately $2 million. During the second quarter of 2009, the agreement was terminated, and as a result, this hotel was reclassified as held for use.
Note 6.Other Assets
     Other assets include the following (in millions):

	September 30,	December 31,
	2009	2008
VOI notes receivable, net	$356	$444
Other notes receivable, net	36	32
Prepaid taxes	127	130
Deposits and other	122	76

	$641	$682

Note 7. Notes Receivable Securitizations and Sales
     From time to time, the Company securitizes, without recourse, its fixed rate VOI notes receivable. To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to third-party special purpose entities (together with the special purpose entities in the next sentence, the “SPEs”) and the SPEs transfer the VOI notes receivable to qualifying special purpose entities (“QSPEs”). The Company continues to service the securitized VOI notes receivable pursuant to servicing agreements negotiated at arms-length based on market conditions; accordingly, the Company has not recognized any servicing assets or liabilities. All of the Company’s VOI notes receivable securitizations to date have qualified to be, and have been, accounted for as sales. In order to be accounted for as a sale, the transferor must surrender control of the financial assets and receive consideration other than beneficial interests in the transferred asset.
     With respect to those transactions still outstanding at September 30, 2009, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provide credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing and other related fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at September 30, 2009, the Retained Interests are classified and accounted for as “available-for-sale” securities. Securities are classified as “available for sale” if the Company does not have the intent and ability to hold these securities to maturity or these securities were not bought with the intent to be sold in the near term. These securities are reported at fair value, with credit losses recorded in the statement of income and other unrealized gains and losses reported in stockholders’ equity.
     The Company’s securitization agreements provide the Company with the option, subject to certain limitations, to repurchase or replace defaulted VOI notes receivable at their outstanding principal amounts. Such activity totaled $8 million and $21 million during the three and nine months ended September 30, 2009, respectively, and $6 million and $17 million during the three and nine months ended September 30, 2008, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company’s replacement of the defaulted VOI notes receivable under the securitization agreements with new VOI notes receivable resulted in net gains of approximately $0 million and $2 million during the three and nine months ended September 30, 2009, respectively, and $1 million and $3 million during the three and nine months ended September 30, 2008, respectively, which are included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

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
     Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2009 Securitization were as follows: an average discount rate of 12.8%, an average expected annual prepayment rate including defaults of 17.9%, and an expected weighted average remaining life of prepayable notes receivable of 52 months. These key assumptions are based on the Company’s historical experience.
     Although the notes effectively owned after the transfer were measured at fair value on the transfer date, they require prospective accounting treatment as notes receivable and will be carried at the basis established at the date of transfer and accrete interest over time to return to the historical cost basis. If the Company deems such amount to be non-recoverable in the future, it will record a valuation allowance. As of September 30, 2009, the value of the notes that the Company effectively owned from the 2009 Securitization was approximately $45 million, which the Company classified as “Other assets” in its consolidated balance sheets. During the three and nine months ended September 30, 2009, the Company recorded $2 million of interest income associated with these effectively owned notes.
     At September 30, 2009, the aggregate outstanding principal balance of VOI notes receivable that has been securitized was $356 million. The aggregate principal amount of those VOI notes receivables that were more than 90 days delinquent at September 30, 2009 was approximately $6 million.
     Gross credit losses for all VOI notes receivable that have been securitized totaled $12 million and $30 million during the three and nine months ended September 30, 2009, respectively, and $9 million and $24 million during the three and nine months ended September 30, 2008, respectively.
     The Company received aggregate cash proceeds of $5 million and $16 million from the Retained Interests during the three and nine months ended September 30, 2009, respectively, and $7 million and $21 million during the three and nine months ended September 30, 2008, respectively. The Company received aggregate servicing fees of $1 million and $3 million related to these VOI notes receivable in the three and nine months ended September 30, 2009 and 2008, respectively.
     At the time of each VOI notes receivable securitization and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. The key assumption used in measuring the fair value associated with its outstanding note securitizations was as follows: an average discount rate of 9.4%, an average expected annual prepayment rate including defaults of 16.2% and an expected weighted average remaining life of prepayable notes receivable of 80 months.
     The fair value of the Company’s retained interest as of September 30, 2009 and December 31, 2008 was $7 million and $19 million with amortized cost basis of $8 million and $21 million, respectively. Other-than-temporary impairments related to other factors and recognized in accumulated other comprehensive income as of September 30, 2009 and December 31, 2008 totaled $1 million and $2 million, respectively. Total other-than-temporary impairments related to credit losses recorded in gain (loss) on asset dispositions and impairments totaled $6 million and $22 million for the three and nine months ended September 30, 2009, respectively, and $2 million during the three and nine months ended September 30, 2008.
     The Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses as of September 30, 2009. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (in millions). The factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	5.7%
200 basis points-dollars	$0.9
200 basis points-percentage	12.8%
Discount rate:
100 basis points-dollars	$0.2
100 basis points-percentage	2.5%
200 basis points-dollars	$0.3
200 basis points-percentage	4.9%
Gross annual rate of credit losses:
100 basis points-dollars	$2.9
100 basis points-percentage	42.2%
200 basis points-dollars	$4.0
200 basis points-percentage	57.4%
Note 8. Fair Value
     The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$8	$—	$8
Retained Interests	—	—	7	7

	$—	$8	$7	$15
Liabilities:
Forward contracts	$—	$1	$—	$1
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
     The interest rate swaps are valued using an income approach. Expected future cash flows are converted to a present value amount based on market expectations of the yield curve on floating interest rates, which is readily available on public markets.
     The Company estimates the fair value of its Retained Interests using a discounted cash flow model with unobservable inputs, which is considered Level 3. See Note 7 for the assumptions used to calculate the estimated fair value and sensitivity analysis based on changes in assumptions.

     The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 (in millions):

Balance at June 30, 2009	$10
Total losses (realized/unrealized)
Included in earnings	(6)
Included in other comprehensive income	1
Purchases, issuances, and settlements	2
Transfers in and/or out of Level 3	—

Balance at September 30, 2009	$7

Balance at December 31, 2008	$19
Total losses (realized/unrealized)
Included in earnings	(19)
Included in other comprehensive income	1
Purchases, issuances, and settlements	6
Transfers in and/or out of Level 3	—

Balance at September 30, 2009	$7

Note 9. Debt
     Long-term debt and short-term borrowings consisted of the following (in millions):

	September 30,	December 31,
	2009	2008
Senior Credit Facilities:
Revolving Credit Facility, interest rate of 3.302% at September 30, 2009, maturing 2011	$159	$213
Term loans, interest rate of 3.313% at September 30, 2009, maturing 2011	300	1,375
Senior Notes, interest at 7.875%, maturing 2012	802	799
Senior Notes, interest at 6.250%, maturing 2013	604	601
Senior Notes, interest at 7.875%, maturing 2014	484	—
Senior Notes, interest at 7.375%, maturing 2015	449	449
Senior Notes, interest at 6.750%, maturing 2018	400	400
Mortgages and other, interest rates ranging from 5.800% to 8.560%, various maturities	164	171

	3,362	4,008
Less current maturities	(5)	(506)

Long-term debt	$3,357	$3,502

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
Note 10. Deferred Gains
     The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of September 30, 2009 and December 31, 2008, the Company had total deferred gains of $1.117 billion and $1.151 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $21 million, $61 million, $21 million and $63 million in the three and nine months ended September 30, 2009, and September 30, 2008, respectively.
Note 11. Restructuring and Other Special Charges
     During the three and nine months ended September 30, 2009, the Company recorded restructuring charges of $2 million and $24 million, respectively, in connection with its ongoing initiative of rationalizing its cost structure in light of the decline in growth in its business units. These charges were primarily related to severance costs.
     During the three and nine months ended September 30, 2008, the Company recorded a $22 million and a $32 million, respectively, restructuring charge in connection with the Company’s ongoing initiative of rationalizing its cost structure with charges primarily related to severance and closure of vacation ownership sales centers.
     Restructuring costs and other special charges, net, by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Hotel	$1	$12	$14	$17
Vacation Ownership & Residential	1	10	10	15

Total	$2	$22	$24	$32

     The Company had remaining accruals of $22 million and $41 million at September 30, 2009 and December 31, 2008, respectively, which are primarily recorded in accrued expenses and other liabilities. The following table summarizes activity in the restructuring and other special charges related accruals:

	December 31,	Expenses		Non-cash	September 30,
	2008	(Reversals)	Payments	Other	2009
Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	$—	$—	$—	$8
Le Méridien acquisition reserves	—	(2)	—	2	—
Consulting fees associated with cost
reduction initiatives	3	2	(5)	—	—
Severance	23	19	(35)	—	7
Closure of vacation ownership facilities	7	5	(3)	(2)	7

Total	$41	$24	$(43)	$—	$22

Note 12. Derivative Financial Instruments
     The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies, including the Euro, Canadian Dollar and Yen. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. In the third quarter of 2009, we cancelled notional amounts of $4 million related to two hedges and received cash proceeds of approximately $0.3 million. The forecasted transaction is still expected to occur in the future and the change in fair value at the time of settlement was recorded in accumulated other comprehensive income. The notional dollar amounts of the outstanding Euro and Yen forward contracts at September 30, 2009 are $27 million and $4 million, respectively, with average exchange rates of 1.4 and 90.5, respectively, with terms of primarily less than one year. The Canadian forward contracts expired during the second quarter of 2009. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. In the second quarter of 2009, the Company de-designated notional amounts of $4 million related to three hedges. Other than the de-designated portions, each of these hedges was highly effective in offsetting fluctuations in foreign currencies. An insignificant amount of gain due to ineffectiveness was recorded in the consolidated statements of income during 2009. Additionally, during the third quarter of 2009, nine forward contracts matured.
     The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in the Company’s consolidated statements of income at each reporting period.
     The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At September 30, 2009, the Company has six interest rate swap agreements with an aggregate notional amount of $500 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012, 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.
     In the Company’s most recent securitization transaction, the unconsolidated QSPE entered into a balance guaranteed interest rate swap to fix the interest rate on its debt in order to mitigate interest rate risk for the investors. In connection with the QSPE swap, the Company also entered into two swaps. The first swap provides a counterparty to the investors of the QSPE swap and is a balance guaranteed interest rate swap, with the Company paying a floating rate and receiving a fixed rate. To mitigate the potential impact of the floating to fixed swap, the Company also entered into a second swap, whereby the Company pays a fixed rate and receives a floating rate, with interest paid based on an expected amortization schedule rather than a balance guaranteed notional. The swaps do not qualify to receive hedge accounting, and, therefore, the change in fair values will be marked to market at each reporting period with the change in fair value recorded in the consolidated statements of income. The swaps have the legal right of offset and resulted in a net liability of $0.3 million as of September 30, 2009.
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
Fair Value of Derivative Instruments
(in millions)

	September 30,		December 31,
	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other	$—	Prepaid and other	$6
	current assets		current assets
Interest rate swaps	Other assets	8	Other assets	—

Total assets		$8		$6

	September 30,		December 31,
	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other	$—	Prepaid and other	$—
	current assets		current assets

Total assets		$—		$—

Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$3

Total liabilities		$1		$3

Consolidated Statements of Income and Comprehensive Income
for the Three and Nine Months Ended September 30, 2009 and 2008
(in millions)

Balance at June 30, 2009	$(4)
Mark-to-market loss on forward exchange contracts	1
Reclassification of gain from OCI to management fees, franchise fees, and other income	3

Balance at September 30, 2009	$—

Balance at December 31, 2008	$(6)
Mark-to-market gain on forward exchange contracts	—
Reclassification of gain from OCI to management fees, franchise fees, and other income	6

Balance at September 30, 2009	$—

Balance at June 30, 2008	$3
Mark-to-market gain on forward exchange contracts	(7)
Reclassification of loss from OCI to management fees, franchise fees, and other income	(1)

Balance at September 30, 2008	$(5)

Balance at December 31, 2007	$—
Mark-to-market gain on forward exchange contracts	(3)
Reclassification of loss from OCI to management fees, franchise fees, and other income	(2)

Balance at September 30, 2008	$(5)

Derivatives Not	Location of Gain	Amount of Gain
Designated as Hedging	or (Loss) Recognized	or (Loss) Recognized
Instruments	in Income on Derivative	in Income on Derivative

		Three Months Ended
		September 30,
		2009	2008
Foreign forward exchange contracts	Interest expense, net	$(1)	$9

Total (loss) gain included in income		$(1)	$9

		Nine Months Ended
		September 30,
		2009	2008
Foreign forward exchange contracts	Interest expense, net	$(8)	$4

Total (loss) gain included in income		$(8)	$4

Note 13. Other Liabilities
     In June 2009, the Company entered into an amendment to its existing co-branded credit card agreement (“Amendment”) with American Express and extended the term of its co-branding agreement. In connection with the Amendment, the Company received $250 million in cash in July 2009 and, in return, sold SPG points to American Express. In accordance with ASC 470-10-25-2, the Company has recorded the sale of these points as a financing arrangement with an implicit interest rate of 4.5%. The liability associated with this financing arrangement will be reduced ratably over a multi-year period beginning in October 2009. The portion of this liability to be redeemed in the next twelve months has been recorded in accrued expenses with the remaining balance recorded in other liabilities. In accordance with the terms of the Amendment, if the Company fails to comply with certain financial covenants the Company would have to repay the remaining liability and, if the Company does not repay such liability, the Company is required to pledge certain receivables as collateral for the remaining balance of the liability.
Note 14. Discontinued Operations
     For the three months ended September 30, 2009, the Company recorded a $1 million tax charge in discontinued operations related to a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of its businesses several years ago.
     For the nine months ended September 30, 2009 and 2008, the Company recorded a net benefit of $1 million and tax charges of $49 million, respectively, in discontinued operations. The Company recorded $2 million and $49 million of tax charges for the nine months ended September 30, 2009 and 2008, respectively, as a result of a 2008 administrative tax ruling discussed above. The charge for the nine months ended September 30, 2009 is offset by a benefit of approximately $3 million related to the final settlement of an uncertain tax position for an entity we sold several years ago.
Note 15. Pension and Postretirement Benefit Plans
The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,
	2009			2008
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$1.1	$—	$—	$1.0	$—
Interest cost	0.2	3.2	0.3	0.2	2.9	0.3
Expected return on plan assets	—	(2.5)	—	—	(2.9)	(0.1)
Amortization of:
Actuarial loss	—	1.3	—	—	0.4	—
Prior service income	—	(0.1)	—	—	(0.1)	—

Net period benefit cost	$0.2	$3.0	$0.3	$0.2	$1.3	$0.2

	Nine Months Ended September 30,
	2009			2008
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$3.5	$—	$—	$4.3	$—
Interest cost	0.7	9.5	0.8	0.6	8.9	0.9
Expected return on plan assets	—	(7.5)	(0.1)	—	(8.8)	(0.3)
Amortization of:
Actuarial loss	—	3.7	—	—	1.2	—
Prior service income	—	(0.2)	—	—	(0.3)	—

Net periodic benefit cost	$0.7	$9.0	$0.7	$0.6	$5.3	$0.6

     During the three and nine months ended September 30, 2009, the Company contributed approximately $2 million and $15 million, respectively, to its pension and post retirement benefit plans. For the remainder of 2009, the Company expects to contribute approximately $6 million to its pension and post-retirement benefit plans. A portion of these fundings will be reimbursed for costs related to employees of managed hotels.
Note 16. Income Taxes
     The total amount of unrecognized tax benefits as of September 30, 2009, was $998 million, of which $150 million would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits includes approximately $499 million related to the February 1998 disposition of ITT World Directories which the Company strongly believes was completed on a tax deferred basis. In 2002, the IRS proposed an adjustment to tax the gain on disposition in 1998, and the issue has progressed to litigation in United States Tax Court. In January 2009, the Company and the IRS reached an agreement in principle to settle the litigation pertaining to the tax treatment of this transaction. Upon finalization of the agreement details, the Company expects to obtain a refund of over $200 million for previously paid tax. As a result, the Company expects to decrease its unrecognized tax benefits by approximately $499 million within the next twelve months. It is reasonably possible that zero to substantially all of the Company’s other remaining unrecognized tax benefits will reverse within the next twelve months.
     During the three months ended September 30, 2009, a tax benefit of $10 million was recognized to reverse an interest accrual associated with the timing of taxable income recognition from VOI sales. Taxpayers that defer taxable income recognition through installment sale accounting are required to pay interest on the deferral in the tax year that the income is reported. The interest is due only if a taxpayer has a cash tax liability in the tax year of income recognition. The Company currently expects that it will not have a cash tax liability in the years when the deferred taxable income is recognized and therefore reversed the associated interest accrual.
     The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2009, the Company had $227 million accrued for the payment of interest and no accrued penalties.
     The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of September 30, 2009, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.
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

Note 17. Stockholders’ Equity
     The following table represents changes in stockholders equity that are attributable to Starwood’s stockholders and non-controlling interests (in millions).

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
			Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balance at December 31, 2008	183	$2	$493	$(391)	$1,517	$23	$1,644
Net income (loss)	—	—	—	—	180	(2)	178
Stock option and restricted stock award transactions, net	4	—	31	—	—	—	31
Foreign currency translation	—	—	—	74	—	1	75
Pension liability adjustments	—	—	—	15	—	—	15
Change in fair value of derivatives and investments	—	—	—	(5)	—	—	(5)
ESPP stock issuances	—	—	4	—	—	—	4
Dividends	—	—	—	—	1	(1)	—

Balance at September 30, 2009	187	$2	$528	$(307)	$1,698	$21	$1,942

     Share Issuances and Repurchases. During the three and nine months ended September 30, 2009, the Company issued an insignificant amount of common shares as a result of stock option exercises. The Company has not repurchased any common stock during 2009. In November 2007, the Board of Directors authorized the repurchase of up to $1 billion of common stock under the Company’s existing repurchase authorization (the “Share Repurchase Authorization”). As of September 30, 2009, no repurchase capacity remained available under the Share Repurchase Authorization.
     Limited Partnership Units. At September 30, 2009, there were approximately 169,000 Operating Limited Partnership (the “Operating Partnership”) units outstanding. The Operating Partnership units are convertible into common shares at the unit holder’s option, provided that the Company has the option to settle conversion requests in cash or common shares.
     Dividends. On January 9, 2009, the Company paid a dividend of $0.90 per share to shareholders of record on December 31, 2008.
Note 18. Stock-Based Compensation
     In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the nine month period ended September 30, 2009, the Company granted approximately 5.3 million stock options that had a weighted average grant date fair value of $4.69 per option. The weighted average exercise price of these options was $11.39. In addition, the Company granted approximately 5.3 million restricted shares and restricted stock units that had a weighted average grant date fair value of $11.79 per share or unit.
     The Company recorded stock-based employee compensation expense, including the estimated impact of 2009 reimbursements from third parties, of $13 million and $39 million in the three and nine months ended September 30, 2009 respectively, and $16 million and $56 million in the three and nine months ended September 30, 2008, respectively.
     As of September 30, 2009, there was approximately $28 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which is expected to be recognized, on a straight-line basis, over a weighted-average period of 3.19 years.
     As of September 30, 2009, there was approximately $121 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and restricted stock units, which is expected to be recognized, on a straight-line basis, over a weighted-average period of 2.19 years.

Note 19. Fair Value of Financial Instruments
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets :
Restricted cash	$7	$7	$6	$6
VOI notes receivable	356	405	444	419
Other notes receivable	36	36	32	32

Total financial assets	$399	$448	$482	$457

Liabilities:
Long-term debt	$3,357	$3,366	$3,502	$2,725
Other long-term liabilities	8	8	7	7

Total financial liabilities	$3,365	$3,374	$3,509	$2,732

Off-Balance sheet:
Letters of credit	$—	$168	$—	$115
Surety bonds	—	47	—	91

Total Off-Balance sheet	$—	$215	$—	$206

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
     The Company estimates the fair value of its publicly traded debt based on the bid prices in the public debt markets. The carrying amount of its floating rate debt is a reasonable basis of fair value due to the variable nature of the interest rates. The Company’s non-public fixed rate debt fair value is determined based upon discounted cash flows for the debt rates deemed reasonable for the type of debt, prevailing market conditions and the length to maturity for the debt. Other long-term liabilities represent a financial guarantee. The carrying value of this liability approximates its fair value based on expected funding under the guarantee.
     The fair values of the Company’s letters of credit and surety bonds are estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing financial institutions.
Note 20. Business Segment Information
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

     The performance of the hotels and vacation ownership and residential segments is evaluated primarily on total segment operating income. Accordingly, items below this line item are not allocated to its segments.
     The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Hotel	$1,053	$1,270	$3,054	$3,855
Vacation ownership and residential	165	265	501	719

Total	$1,218	$1,535	$3,555	$4,574

Operating income:
Hotel	$105	$198	$303	$595
Vacation ownership and residential	17	63	60	119

Total segment operating income	122	261	363	714
Selling, general, administrative and other	(35)	(30)	(95)	(128)
Restructuring and other special charges, net	(2)	(22)	(24)	(32)

Operating income	85	209	244	554
Equity (losses) earnings and gains and (losses) from unconsolidated ventures, net:
Hotel	(4)	1	(7)	9
Vacation ownership and residential	1	2	2	5
Interest expense, net	(60)	(48)	(156)	(150)
(Loss) gain on asset dispositions and impairments, net	(27)	(12)	(66)	(12)

(Loss) income from continuing operations before taxes	$(5)	$152	$17	$406

Capital expenditures:
Hotel	$21	$74	$93	$193
Vacation ownership and residential	7	26	34	80
Corporate	3	21	17	64

Total	$31	$121	$144	$337

	September 30,	December 31,
	2009	2008
Assets:
Hotel(a)	$6,198	$6,728
Vacation ownership and residential(b)	2,101	2,183
Corporate	975	792

Total	$9,274	$9,703

(a)	Includes $296 million and $315 million of investments in unconsolidated joint ventures at September 30, 2009 and December 31, 2008, respectively.

(b)	Includes $32 million and $38 million of investments in unconsolidated joint ventures at September 30, 2009 and December 31, 2008, respectively.
Note 21. Commitments and Contingencies
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

     At September 30, 2009, the Company has approximately $62 million of investments associated with 17 VIEs, equity investments of $11 million associated with one VIE, and a loan balance of $5 million associated with one VIE. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.
     At December 31, 2008, the Company had approximately $66 million of investments associated with 19 VIEs, equity investments of $10 million associated with one VIE, and a loan balance of $5 million associated with one VIE.
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $28 million at September 30, 2009. The Company evaluates these loans for impairment, and at September 30, 2009, believes the net carrying value of these loans are collectible. Unfunded loan commitments aggregating $56 million were outstanding at September 30, 2009, none of which is expected to be funded in the next twelve months or in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $110 million of equity and other potential contributions associated with managed or joint venture properties, $68 million of which is expected to be funded in the next twelve months.
     Surety bonds issued on behalf of the Company as of September 30, 2009 totaled $47 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
     To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of September 30, 2009, excluding the Le Méridien management agreement mentioned below, the Company had three management contracts with performance guarantees with possible cash outlays of up to $70 million, $53 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2009. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped; however, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The Company has recorded a loss contingency for this guarantee of $8 million and $7 million, reflected in other liabilities in the accompanying consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively. The Company does not anticipate losing a significant number of management or franchise contracts in 2009.
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
CRITICAL ACCOUNTING POLICIES
     We believe the following to be our critical accounting policies:
     Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise revenues; (3) vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:
•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period change in rooms revenue for comparable properties.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin,

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
     We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability, including the estimated liability associated with the amended co-branded credit card agreement discussed in Liquidity and Capital Resources, as of September 30, 2009 and December 31, 2008 is $863 million and $662 million, respectively, of which $237 and $232 million, respectively, is included in accrued expenses. A 10% reduction in the “breakage” of points would result in an estimated increase of $86 million to the liability at September 30, 2009.

     Long-Lived Assets. We evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our long-lived assets based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset. In the fourth quarter of 2009, we expect to re-evaluate our current plans with regards to a number of vacation ownership properties.
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
     Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a sale of a vacation ownership interest. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating our loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of September 30, 2009, the average estimated default rate for our pools of receivables was 9.4%. Given the significance of our respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.
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
     Income Taxes. We provide for income taxes in accordance with principles contained in FASB ASC 740, Income Taxes. Under these principles, we recognize the amount of income tax payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We also measure and recognize the amount of tax benefit that should be recorded for financial statement purposes for uncertain tax positions taken or expected to be taken in a tax return. With respect to uncertain tax positions, we evaluate the recognized tax benefits for derecognition, classification, interest and penalties, interim period accounting and disclosure requirements. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS
     The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2009 and 2008.
     The last twelve months have imposed significant pressures on the lodging industry. The present economic slowdown and the uncertainty over its breadth, depth and duration have had a negative impact on the hotel and vacation ownership and residential industries resulting in steep declines in demand for our hotel rooms and interval and fractional timeshare products. Many businesses around the world, including businesses participating in the Troubled Asset Relief Program (TARP), face restrictions on the ability to travel and hold conferences or events at resorts and luxury hotels. The negative publicity associated with such companies holding large events has resulted in cancellations and reduced bookings. In addition, the H1N1 (Swine Flu) virus has negatively impacted our business around the world and particularly our owned hotels in Latin America.
     The current environment has pushed us to be aggressive in cutting costs, more stringent regarding our capital allocation, and to raise additional cash proceeds to improve our liquidity position. During the third quarter of 2009, we continued our activity value analysis project to streamline operations and reduce costs at divisional and corporate locations. A majority of our cost containment initiatives have been completed and implemented during previous quarters for which benefits are now being realized. We expect to realize annual run rate savings of approximately $100 million.
     At September 30, 2009, we had approximately 350 hotels in the active pipeline representing approximately 85,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 71% are in the upper upscale and luxury segments and 76% are in international locations. During the third quarter of 2009, we signed 19 hotel management and franchise contracts representing approximately 4,200 rooms of which 15 are new builds and four are conversions from another brand and opened 27 new hotels and resorts representing approximately 5,200 rooms. Within the next few months, our system of hotels is expected to cross the 1,000 hotel milestone and more than 60% of our hotels will be new or freshly renovated in the past three years, positioning us well as the global economy stabilizes.
     Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels and, since the beginning of 2008 we sold or closed 14 wholly owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total owned revenues generated from these sold hotels were $3 million and $68 million for the three months ending September 30, 2009 and 2008, respectively, and $33 million and $168 million for the nine months ending September 30, 2009 and September 30, 2008, respectively.
     An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period change in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.
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

     The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2009 (with comparable data for 2008):
Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Three Months Ended September 30, 2009 with Comparable Data for the Same Period in 2008(1)

	2009	2008
Metropolitan Area	Revenues	Revenues
New York, NY	13.8%	12.6%
Maui, HI	5.2%	4.4%
Chicago, IL	5.1%	4.4%
Boston, MA	4.8%	4.2%
San Francisco, CA	4.7%	5.8%
Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Nine Months Ended September 30, 2009 with Comparable Data for the Same Period in 2008(1)

	2009	2008
Metropolitan Area	Revenues	Revenues
New York, NY	13.4%	12.7%
San Francisco, CA	5.7%	5.6%
Phoenix, AZ	5.2%	5.7%
Maui, HI	4.9%	4.5%
Boston, MA	4.6%	3.7%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

     The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2009 (with comparable data for 2008):
Top Five International Markets as a % of Total Owned Revenues for the Three
Months Ended September 30, 2009 with Comparable Data for the Same Period in
2008(1)

	2009	2008
International Market	Revenues	Revenues
Canada	9.4%	8.9%
Italy	8.7%	10.5%
Australia	5.6%	5.0%
Mexico	4.1%	4.4%
Austria	3.3%	2.9%
Top Five International Markets as a % of Total Owned Revenues for the Nine
Months Ended September 30, 2009 with Comparable Data for the Same Period in
2008(1)

	2009	2008
International Market	Revenues	Revenues
Canada	9.1%	9.0%
Italy	7.9%	8.9%
Australia	5.0%	4.9%
Mexico	4.9%	5.3%
Austria	2.7%	2.8%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

     The following table summarizes REVPAR(1), Average Daily Rate (“ADR”) and occupancy for our Same-Store Owned Hotels for the three and nine months ended September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 and 2008 represent results for 56 and 54, respectively, owned, leased and consolidated joint venture hotels (excluding 13 and 14, respectively, hotels sold and closed and 7 and 9, respectively, hotels undergoing significant repositionings or without comparable results in 2009 and 2008).

	Three Months Ended
	September 30,		Variance
	2009	2008
Worldwide (56 hotels with approximately 19,300 rooms)
REVPAR	$130.48	$170.14	(23.3)%
ADR	$185.66	$229.49	(19.1)%
Occupancy	70.3%	74.1%	(3.8)

North America (30 hotels with approximately 11,800 rooms)
REVPAR	$136.18	$177.61	(23.3)%
ADR	$177.25	$226.73	(21.8)%
Occupancy	76.8%	78.3%	(1.5)

International (26 hotels with approximately 7,500 rooms)
REVPAR	$121.46	$158.31	(23.3)%
ADR	$202.74	$234.56	(13.6)%
Occupancy	59.9%	67.5%	(7.6)

	Nine Months Ended
	September 30,		Variance
	2009	2008
Worldwide (54 hotels with approximately 19,100 rooms)
REVPAR	$124.37	$176.97	(29.7)%
ADR	$191.67	$240.81	(20.4)%
Occupancy	64.9%	73.5%	(8.6)

North America (28 hotels with approximately 11,600 rooms)
REVPAR	$131.02	$184.56	(29.0)%
ADR	$188.38	$242.05	(22.2)%
Occupancy	69.6%	76.3%	(6.7)

International (26 hotels with approximately 7,500 rooms)
REVPAR	$114.09	$165.24	(31.0)%
ADR	$197.80	$238.72	(17.1)%
Occupancy	57.7%	69.2%	(11.5)

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.
     The following discussion presents a forward looking analysis of goodwill impairment.
     The hotel segment has approximately $1.365 billion of goodwill and is not currently considered to be at risk of failing the first step of the impairment evaluation, in which the fair value of the reporting unit must exceed its carrying value.
     The vacation ownership and residential segment has approximately $241 million of goodwill. The segment generates revenues through development, marketing and selling of VOI’s, operating resorts, and providing financing to customers. As of the last annual impairment test completed in the fourth quarter of 2008, the fair value of the reporting unit exceeded its carrying value by approximately $100 million. Future cash flows are expected to be impacted by the revenue streams, new capital projects, the value of undeveloped land and projects under development. A continued downturn in the economy would negatively impact these factors causing a decrease to this segment’s fair value. Additionally, a strategic decision to not build out future phases of an existing or proposed vacation ownership location would also impact fair value. Although year to date 2009 results are trending lower than projected, we have managed to substantially mitigate this decrease by continuing our focus on reducing costs and capital expenditures. However, the ability to forecast in this economic climate is a significant challenge. During the fourth quarter of 2009, we plan to perform an in depth review of certain vacation ownership projects to analyze the expected returns from such projects. Decisions associated with this review could result in an impairment of the goodwill as well as the carrying value of these vacation ownership projects.
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
Continuing Operations

	Three Months	Three Months	Increase/	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
	(in millions)

Owned, Leased and Consolidated Joint Venture Hotels	$396	$575	$(179)	(31.1)%
Management Fees, Franchise Fees and Other Income	181	218	(37)	(17.0)%
Vacation Ownership and Residential	126	226	(100)	(44.2)%
Other Revenues from Managed and Franchise Properties	515	516	(1)	(0.2)%

Total Revenues	$1,218	$1,535	$(317)	(20.7)%

     The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to the continued economic crisis in the United States and internationally. The decrease was also due to lost revenues from 14 wholly owned hotels that were sold or closed in 2008 and 2009. These sold or closed hotels had revenues of $3 million in the three months ended September 30, 2009 compared to $68 million in the three months ended September 30, 2008. Revenues at our Same-Store Owned Hotels (56 hotels for the three months ended September 30, 2009 and 2008, excluding the 13 hotels sold or closed and 7 additional hotels undergoing significant repositionings or without comparable results in 2009 and 2008) decreased 22.9%, or $106 million, to $356 million for the three months ended September 30, 2009 when compared to $462 million in the same period of 2008 due primarily to a decrease in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels decreased 23.3% to $130.48 for the three months ended September 30, 2009 when compared to the corresponding 2008 period. The decrease in REVPAR at these worldwide Same-Store Owned Hotels resulted from a 19.1% decrease in ADR to $185.66 for the three months ended September 30, 2009 compared to $229.49 for the corresponding 2008 period and a decrease in occupancy rates to 70.3% in the three months ended September 30, 2009 when compared to 74.1% in the same period in 2008. REVPAR at Same-Store Owned Hotels in North America decreased 23.3% for the three months ended September 30, 2009 when compared to the same period of 2008. REVPAR declined in substantially all of our major domestic markets. REVPAR at our international Same-Store Owned Hotels decreased by 23.3% for the three months ended September 30, 2009 when compared to the same period of 2008. REVPAR declined in most of our major international markets. REVPAR for Same-Store Owned Hotels internationally decreased 17.1% excluding the favorable effects of foreign currency translation.
     The decrease in management fees, franchise fees and other income was primarily a result of a $28 million decrease in management and franchise revenues to $156 million for the three months ended September 30, 2009. The decrease was due to the significant decline in base and incentive management fees as a result of the global economic crisis, partially offset by the net addition of 42 managed and franchised hotels to our system since the third quarter of 2008. Other income decreased $9 million primarily due to the decreases in demand at our Bliss Spa business.
     The decrease in vacation ownership and residential sales and services was primarily due to lower originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and other deferrals. Originated contract sales of VOI inventory decreased 35.7% in the three months ended September 30, 2009 when compared to the same period in 2008. This decline is primarily driven by lower tour flow which was down 14.7% in the three months ended September 30, 2009 when compared to the same period in 2008. The decline in tour flow was a result of the economic climate and the resulting closure of underperforming sales centers. Additionally, the average contract amount per vacation ownership unit sold decreased 21.9% to approximately $15,000, driven by a higher sales mix of lower-priced inventory, including a higher percentage of lower-priced biennial inventory. Additionally, the decrease in vacation ownership and residential sales and services was due to a $42 million decrease in residential revenue. Residential revenue in the 2008 period included $39 million of license fees in connection with two St. Regis projects.
     Other revenues from managed and franchised properties remained flat. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

	Three Months	Three Months	Increase/	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
	(in millions)

Selling, General, Administrative and Other	$102	$113	$(11)	(9.7)%
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

	Three Months	Three Months	Increase/	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
	(in millions)

Restructuring and Other Special Charges, Net	$2	$22	$(20)	(90.9)%
     During the three months ended September 30, 2009, we recorded a $2 million restructuring charge primarily related to severance costs in connection with our ongoing initiative of rationalizing our cost structure in light of the current economic climate and the decline in activity in our business units.
     During the three months ended September 30, 2008, we recorded a $22 million charge also related to our cost saving initiative. The charge primarily related to costs associated with the closure of a vacation ownership call center and two sales centers as well as severance costs associated with the reduction in force at our corporate offices.

	Three Months	Three Months	Increase/	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
	(in millions)

Depreciation and Amortization	$82	$83	$(1)	(1.2)%
     Depreciation and amortization expense was $82 million for the three months ended September 30, 2009 when compared to the $83 million in the same period in 2008 as additional depreciation from capital expenditures made in the last twelve months were offset by reduced depreciation expense from sold hotels.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Operating Income	$85	$209	$(124)	(59.3)%
     The decrease in operating income was primarily due to the decline in our core business units, hotels and vacation ownership, due to the severe impact from the global economic crisis and the 2008 license fee income as discussed above. These decreases were partially offset by the reduction in selling, general, administrative and other costs as a result of our activity value analysis costs savings project and other cost savings initiatives.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Equity Earnings and Gains and (Losses) from Unconsolidated Ventures, Net	$(3)	$3	$(6)	n/m
     The decrease in equity earnings and gains and losses from unconsolidated joint ventures was primarily due to decreased operating results at several properties owned by joint ventures in which we hold non-controlling interests.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Net Interest Expense	$60	$48	$12	25.0%
     The increase in net interest expense was primarily due to higher interest rates in the three months ended September 30, 2009 when compared to the same period of 2008 and favorable exchange gains on cross-currency hedges recorded in interest expense in the prior year. Our weighted average interest rate was 6.39% at September 30, 2009 as compared to 5.73% at September 30, 2008.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Loss on Asset Dispositions and Impairments, Net	$27	$12	$15	n/m
     During the three months ended September 30, 2009, we recorded a net loss on dispositions of approximately $27 million, primarily related to the $13 million impairment of an investment in a hotel management contract expected to be cancelled in the near term, a $6 million impairment of our retained interest in vacation ownership mortgage receivables, a $3 million impairment of a property which is no longer in operations and the $3 million loss on the sale of a wholly-owned hotel.
     During the three months ended September 30, 2008, we recorded losses of approximately $16 million on the impairment of two separate investments in which we held a minority interest, offset, in part, by a gain of approximately $4 million on the sale of one wholly owned hotel.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Income Tax (Benefit) Expense	$(46)	$38	$(84)	n/m
     The $84 million decrease in income tax expense primarily relates to a tax benefit of $42 million related to domestic asset dispositions and a benefit of $10 million related to the reversal of a deferred interest accrual associated with the deferral of taxable income. This accrual is no longer deemed necessary. The remaining decrease is primarily due to lower pretax income.
Discontinued Operations
     For the three months ended September 30, 2009, we recorded a tax charge of $1 million as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of our businesses several years ago.
Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
Continuing Operations

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Owned, Leased and Consolidated Joint Venture Hotels	$1,176	$1,755	$(579)	(33.0)%
Management Fees, Franchise Fees and Other Income	533	642	(109)	(17.0)%
Vacation Ownership and Residential	387	613	(226)	(36.9)%
Other Revenues from Managed and Franchise Properties	1,459	1,564	(105)	(6.7)%

Total Revenues	$3,555	$4,574	$(1,019)	(22.3)%

     The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to the continued economic crisis in the United States and internationally. The decrease was also due to lost revenues from 14 wholly owned hotels that were sold or closed in 2008 and 2009. These sold or closed hotels had revenues of $33 million in the nine months ended September 30, 2009 compared to $168 million in the nine months ended September 30, 2008. Revenues at our Same-Store Owned Hotels (54 hotels for the nine months ended September 30, 2009 and 2008, excluding the 14 hotels sold or closed and 9 additional hotels undergoing significant repositionings or without comparable results in 2009 and 2008) decreased 28.7%, or $416 million, to $1,031 million for the nine months ended September 30, 2009 when compared to $1,447 million in the same period of 2008 due primarily to a decrease in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels decreased 29.7% to $124.37 for the nine months ended September 30, 2009 when compared to the corresponding 2008 period. The decrease in REVPAR at these worldwide Same-Store Owned Hotels resulted from a 20.4% decrease in ADR to $191.67 for the nine months ended September 30, 2009 compared to $240.81 for the corresponding 2008 period and a decrease in occupancy rates to 64.9% in the nine months ended September 30, 2009 when compared to 73.5% in the same period in 2008. REVPAR at Same-Store Owned Hotels in North America decreased 29.0% for the nine months ended September 30, 2009 when compared to the same period of 2008. REVPAR declined in all of our major domestic markets. REVPAR at our international Same-Store Owned Hotels decreased by 31.0% for the nine months ended September 30, 2009 when compared to the same period of 2008. REVPAR declined in most of our major international markets. REVPAR for Same-Store Owned Hotels internationally decreased 22.6% excluding the favorable effects of foreign currency translation.

     The decrease in management fees, franchise fees and other income was primarily a result of an $88 million decrease in management and franchise revenue to $449 million for the nine months ended September 30, 2009. The decrease was due to the significant decline in base and incentive management fees as a result of the global economic crisis, partially offset by the net addition of 42 managed and franchised hotels to our system since the third quarter of 2008. Other income decreased $21 million primarily due to decreases in demand at our Bliss Spa business, partially offset by the recognition of a $7 million non-refundable deposit associated with the sale of a joint venture interest that failed to materialize.
     The decrease in vacation ownership and residential sales and services was primarily due to lower originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and other deferrals. Originated contract sales of VOI inventory decreased 44.9% in the nine months ended September 30, 2009 when compared to the same period in 2008. This decline was primarily driven by lower tour flow which was down 19.7% for the nine months ended September 30, 2009 when compared to the same period in 2008. The decline in tour flow was a result of the economic climate and resulting closure of underperforming sales centers. Additionally, the average contract amount per vacation ownership unit sold decreased 24.3% to approximately $16,000, driven by a higher sales mix of lower-priced inventory, including a higher percentage of lower-priced biennial inventory. The decrease is also due to a $43 million decrease in residential revenue, as the 2008 period included license fees in connection with two St. Regis projects.
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

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Selling, General, Administrative and Other	$291	$381	$(90)	(23.6)%
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

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Restructuring and Other Special Charges, Net	$24	$32	$(8)	(25.0)%
     During the nine months ended September 30, 2009 and 2008, we recorded a $24 million and $32 million, respectively, of restructuring charges in connection with our ongoing initiative of rationalizing our cost structure in light of the current economic climate and the decline in activity in our business units. Charges during the 2009 period primarily relate to severance. The 2008 charges related to severance and the closure of vacation ownership sales galleries and one call center.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Depreciation and Amortization	$238	$242	$(4)	(1.7)%
     Depreciation and amortization expense was $238 million for the nine months ended September 30, 2009 when compared to $242 million in the same period of 2008 as additional depreciation from capital expenditures made in the last twelve months were offset by reduced depreciation expense from sold hotels.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Operating Income	$244	$554	$(310)	(56.0)%
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

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Equity Earnings and Gains and (Losses) from Unconsolidated Ventures, Net	$(5)	$14	$(19)	n/m
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

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Net Interest Expense	$156	$150	$6	4.0%
     The increase in net interest expense was primarily due to higher interest rates in the nine months ended September 30, 2009 when compared to the same period of 2008 and favorable exchange gains on cross-currency hedges recorded in interest expense in the prior year. Our weighted average interest rate was 6.39% at September 30, 2009 as compared to 5.73% at September 30, 2008.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Loss on Asset Dispositions and Impairments, Net	$66	$12	$54	n/m
     During the nine months ended September 30, 2009, we recorded a net loss on dispositions of approximately $66 million, primarily related to the $10 million impairment of leasehold improvements due to an early termination of a leased hotel, a $7 million loss on the sale of two wholly-owned hotels, the $22 million impairment of our retained interests in vacation ownership mortgage receivables, the $13 million impairment of an investment in a hotel management contract expected to be cancelled in the near term and the $5 million impairment of certain technology-related fixed assets.
     During the nine months ended September 30, 2008, we recorded losses of $16 million primarily related to the impairment of two separate investments in which we held minority interests, offset, in part, by a gain of $4 million on the sale of one wholly-owned hotel.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2009	2008	year	year
		(in millions)

Income Tax (Benefit) Expense	$(160)	$106	$(266)	n/m
     The $266 million decrease in income tax expense primarily relates to a deferred tax benefit of $120 million (net) in 2009 for an Italian tax incentive program in which the tax basis of land and buildings for the hotels we own in Italy was stepped-up to fair value in exchange for paying a current tax of $9 million. The remaining decrease is primarily relates to a total tax benefit of $50 million related to domestic asset dispositions. Additionally, a benefit of $10 million was recognized to reverse the deferred interest accrual associated with the deferral of taxable income. The remaining decrease is due to lower pretax income.
Discontinued Operations
     For the nine months ended September 30, 2009 and 2008, we recorded tax benefits of $1 million and tax charges of $49 million, respectively. We recorded $2 million and $49 million of tax charges for the nine months ended September 30, 2009 and 2008, respectively, as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of our businesses several years ago. The charge for the nine months ended September 30, 2009 is offset by a benefit of approximately $3 million related to the final settlement of an uncertain tax position related to an entity we sold several years ago.
Seasonality and Diversification
     The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first quarter than in the second, third or fourth quarters.
LIQUIDITY AND CAPITAL RESOURCES
Cash From Operating Activities
     Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and sales of VOIs and residential units. Other sources of cash are distributions from joint-ventures, servicing financial assets and interest income. These are the principal sources of cash used to fund our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments, property and income taxes and share repurchases. We believe that our existing borrowing availability together with capacity for additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments and share repurchases in the foreseeable future.
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

     The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our sources of cash. Our day-to-day operations are financed through a net working capital deficit, a practice that is common in our industry. The ratio of our current assets to current liabilities was 0.91 and 0.81 as of September 30, 2009 and December 31, 2008, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.
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
Cash Used for Investing Activities
Gross capital spending during the nine months ended September 30, 2009 was as follows (in millions):

Maintenance Capital Expenditures(1):
Owned, Leased and Consolidated Joint Venture Hotels	$72
Corporate and information technology	17

Subtotal	89

Vacation Ownership and Residential Capital Expenditures (2):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	18
Net expenditures for inventory — St. Regis Bal Harbour	85

Subtotal	103

Development Capital	79

Total Capital Expenditures	$271

(1)	Maintenance capital expenditures include improvements, repairs, and maintenance.

(2)	Represents gross inventory capital expenditures of $157 less cost of sales of $54.
     Gross capital spending during the nine months ended September 30, 2009 included approximately $89 million of maintenance capital, and $79 million of development capital. Investment spending on gross vacation ownership interest (“VOI”) and residential inventory was $157 million, primarily in Bal Harbour, Florida, Rancho Mirage, California, Orlando, Florida and Cancun, Mexico.
     As a result of the global economic climate, we have scaled back our capital expenditures in 2009. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to repairs, maintenance, and renovations that we believe is necessary to stay competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2009 (excluding vacation ownership and residential inventory) will be approximately $150 million for maintenance, renovations, and technology capital. In addition, for the full year 2009, we currently expect to spend approximately $175 million for investment projects, including construction of the St. Regis Bal Harbour and various joint ventures and other investments.
     In order to secure management or franchise agreements, we have made loans to third-party owners, made non-controlling investments in joint ventures and provided certain guarantees and indemnifications. See Note 21 of the consolidated financial statements for discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures. We intend to finance the acquisition of additional hotel properties (including equity investments), construction of the St. Regis Bal Harbour, hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments and share repurchases) through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt, and from cash generated from operations.
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
     Since 2006, we have sold 60 hotels realizing proceeds of approximately $5.1 billion in numerous transactions. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.
     The sale of two wholly-owned hotels in the third quarter of 2009 resulted in cash from investing activities but is discussed in our general liquidity discussion under cash from financing activities.
Cash Used for Financing Activities
The following is a summary of our debt portfolio (including capital leases) as of September 30, 2009:

	Amount
	Outstanding at	Interest Rate at
	September 30,	September 30,	Average
	2009 (a)	2009	Maturity
	(in millions)		(In years)
Floating Rate Debt
Senior Credit Facilities:
Revolving Credit Facilities	$159	3.30%	1.4
Term Loans	300	3.31%	1.4
Mortgages and Other	40	5.80%	3.3
Interest Rate Swaps	500	4.83%

Total/Average	$999	4.17%	1.5

Fixed Rate Debt
Senior Notes	$2,740	7.27%	4.7
Mortgages and Other	123	7.50%	8.5
Interest Rate Swaps	(500)	7.06%

Total/Average	$2,363	7.33%	4.8

Total Debt
Total Debt and Average Terms	$3,362	6.39%	4.3

(a)	Excludes approximately $562 million of our share of unconsolidated joint venture debt, all of which is non-recourse.
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
     During the second and third quarters of 2009, we entered into various transactions that resulted in cash proceeds of nearly $1 billion as outlined below:
     On May 7, 2009, we completed a public offering of $500 million of 7.875% Senior Notes due 2014.

     On June 5, 2009, we sold approximately $181 million of vacation ownership notes receivable realizing cash proceeds of $125 million. We recorded a loss on the sale of these receivables of approximately $2 million (see Note 7).
     In June 2009, we entered into a multi-year extension and amendment to our existing co-branded credit card agreement (“Amendment”) with American Express. In connection with the Amendment, we received $250 million in cash in July 2009 and, in return, sold SPG points to American Express to be used by American Express in the future. In accordance with the terms of the Amendment, if we fail to comply with certain financial covenants, we are required to repay the remaining liability and, if we do not repay such liability, we are required to pledge certain receivables as collateral for the remaining balance of the liability.
     During the third quarter of 2009, we sold two wholly-owned hotels for cash proceeds of approximately $96 million.
     We used the proceeds from the above transactions to retire the outstanding balance on our 2010 bank term loan.
     Our Facilities are used to fund general corporate cash needs. As of September 30, 2009, we have availability of over $1.575 billion under the Facilities. Our ability to borrow under the Facilities is subject to compliance with the terms and conditions under the Facilities, including certain leverage and coverage covenants. The covenant which is expected to be the most restrictive, based on the current economic downturn, is the Consolidated Leverage Ratio discussed above. We would expect that this covenant will limit our ability to borrow the full amounts available under the Facilities in 2009 (depending on the use of proceeds from such borrowing).
     Our current credit ratings and outlook are as follows: S&P BB (stable outlook); Moody’s Ba1 (stable outlook); and Fitch BB+ (negative outlook). Our credit ratings were downgraded by S&P, Moody’s and Fitch in the first quarter of 2009, primarily due to the trends in the lodging industry and the impact of the current market conditions on our ability to meet our future debt covenants. The impact of the ratings could impact our current and future borrowing costs, which cannot be currently estimated.
     Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances (approximately $155 million at September 30, 2009, including $42 million of short-term and long-term restricted cash), available borrowings under the Facilities (approximately $1.575 billion at September 30, 2009), our expected income tax refund of over $200 million, and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.
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
     We had the following commercial commitments outstanding as of September 30, 2009 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$168	$165	$—	$—	$3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our (i) Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At September 30, 2009, there have been no material changes to the risk factors set forth in our (i) Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and (ii) Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits.

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer (1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer (1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer (1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer (1)

101	The following materials from Starwood Hotels & Resorts Worldwide, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.(2)

(1)	Filed herewith

(2)	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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
Date: October 30, 2009