Form 10-K
period 2009-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2010-02-25
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (for purposes of this Annual Report only, includes all Shares other than those held by the registrant’s Directors and executive officers) computed by reference to the closing sales price as quoted on the New York Stock Exchange was $4,131,127,271.

As of February 19, 2010, the Corporation had outstanding 186,812,007 shares of common stock.

For information concerning ownership of Shares, see the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 13, 2010, which is incorporated by reference under various Items of this Annual Report.

Document Incorporated by Reference:

Document	Where Incorporated

Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

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

Westin®  (luxury and upscale full-service hotels, resorts and residences) is a lifestyle brand competing in the upper upscale sector around the globe. Each hotel offers renewing experiences that inspire guests to be at their best. First impressions at any Westin hotel are fueled by signature sensory experiences of light, music, white tea scent and botanicals. Westin revolutionized the industry with its famous Heavenly Bed® and Heavenly Bath® and launched a multi-million dollar retail program featuring these products. Westin is the first global brand to offer in-room spa treatments at every hotel and the first to go smoke-free in North America. The Westin Superfoods® menu is an unique way we bring renewal to guests, with foods considered best for providing disease-fighting and health-enhancing benefits due to their high nutrient and antioxidant content.

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

Sheraton®  (luxury and upscale full-service hotels, resorts and residences) is our largest brand serving the needs of luxury and upscale business and leisure travelers worldwide. We offer the entire spectrum of comfort. From full-service hotels in major cities to luxurious resorts by the water, Sheraton can be found in the most sought-after cities and resort destinations around the world. Every guest at Sheraton hotels and resorts feels a warm and welcoming connection, the feeling you have when you walk into a place and your favorite song is playing — a sense of comfort and belonging. Our innovation, the Link@Sheraton(SM) with Microsoft, encourages hotel guests to come out of their rooms to enjoy the energy and social opportunities of traveling. At Sheraton, we help our guests connect to what matters most to them, the office, home and the best spots in town.

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

Our hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. We seek to acquire interests in, or management or franchise rights with respect to properties in this segment. At December 31, 2009, our hotel portfolio included owned, leased, managed and franchised hotels totaling 979 hotels with approximately 292,000 rooms in approximately 100 countries, and is comprised of 63 hotels that we own or lease or in which we have a majority equity interest, 440 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 476 hotels for which we receive franchise fees.

Our revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling vacation ownership interests (“VOIs”) in the resorts and providing financing to customers who purchase such interests. Generally these resorts are marketed under the brand names described above. Additionally, our revenues and earnings are derived from the development, marketing and selling of residential units at mixed use hotel projects owned by us as well as fees earned from the marketing and selling of residential units at mixed use hotel projects developed by third-party owners of hotels operated under our brands. At December 31, 2009, we had 22 owned vacation ownership resorts and residential properties (including 13 stand-alone, eight mixed-use and one unconsolidated joint venture) in the United States, Mexico, and the Bahamas.

Due to the global economic crisis and its impact on the long-term growth outlook for the timeshare industry, during the fourth quarter of 2009 we evaluated all of our existing vacation ownership projects, as well as land held for future vacation ownership projects. We have thereby decided that no new vacation ownership projects are being initiated and we have decided not to develop certain vacation ownership sites and future phases of certain existing projects.

Our operations are in geographically diverse locations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2009:

	Number of
	Properties	Rooms

Managed and unconsolidated joint venture hotels	440	153,800
Franchised hotels	476	116,300
Owned hotels(a)	63	21,500
Vacation ownership resorts and stand-alone properties	13	6,900

Total properties	992	298,500

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of
	Properties	Rooms

North America (and Caribbean)	533	175,000
Europe, Africa and the Middle East	244	60,000
Asia Pacific	155	51,200
Latin America	60	12,300

Total	992	298,500

We have implemented a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. In furtherance of this strategy, since 2006, we have sold 60 hotels for approximately $5.2 billion. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements; developing vacation ownership resorts and selling VOIs; and investing in real estate assets where there is a strategic rationale for doing so, which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global assets, broad customer base and other resources and by taking advantage of our scale to reduce costs. The implementation of our strategy and financial planning are impacted by the uncertainty relating to geopolitical and economic environments around the world and their consequent impact on travel in their respective regions and the rest of the world.

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

For discussion of our revenues, profits, assets and geographical segments, see the notes to financial statements of this Annual Report. For additional information concerning our business, see Item 2 Properties, of this Annual Report.

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

Environmental Matters

We are subject to certain requirements and potential liabilities under various foreign and U.S. federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). Under such laws, we could be held liable for the costs of removing or cleaning up hazardous or toxic substances at, on, under, or in our currently or formerly owned or operated properties. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws govern occupational exposure to asbestos-containing materials (“ACMs”) and require abatement or removal of certain ACMs (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of our hotels) in the event of damage or demolition, or certain renovations or remodeling. Environmental Laws also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. A number of our hotels have underground storage tanks (“USTs”) and equipment containing chlorofluorocarbons (“CFCs”); the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.

Congress and some states are considering or have undertaken actions to regulate and reduce greenhouse gas emissions. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our hotels and/or result in significant additional expense and operating restrictions on us. The cost impact of such legislation, regulation, or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time.

Environmental Laws are not the only source of environmental liability. Under common law, owners and operators of real property may face liability for personal injury or property damage because of various environmental conditions such as alleged exposure to hazardous or toxic substances (including, but not limited to, ACMs, PCBs and CFCs), poor indoor air quality, radon or poor drinking water quality.

Although we have incurred and expect to incur remediation and various environmental-related costs during the ordinary course of operations, management does not anticipate that such costs will have a material adverse effect on our operations or financial condition.

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

Employees

At December 31, 2009, approximately 145,000 people were employed at our corporate offices, owned and managed hotels and vacation ownership resorts, of whom approximately 34% were employed in the United States. At December 31, 2009, approximately 39% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are satisfactory.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities & Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwoodhotels.com/corporate/investor relations.html as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, NE, in Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at (800) SEC-0330 for further information. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling Investor Relations at (914) 640-8165.

Item 1A.	Risk Factors.

Risks Relating to Hotel, Resort, Vacation Ownership and Residential Operations

We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership and Residential Industries.  Operating risks common to the hotel and vacation ownership and residential industries include:

•	changes in general economic conditions, including the severity and duration of the current downturn in the US and global economies;

•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•	domestic and international political and geopolitical conditions;

•	travelers’ fears of exposures to contagious diseases;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	decreases in demand or increases in supply for vacation ownership interests;

•	the impact of internet intermediaries on pricing and our increasing reliance on technology;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•	changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, timeshare, privacy, licensing labor and employment, and regulations under the Office of Foreign Assets Control and the Foreign Corrupt Practices Act.

•	disputes with owners of properties, including condominium hotels, franchisees and homeowner associations which may result in litigation;

•	the availability and cost of capital to allow us and potential hotel owners and franchisees to fund construction, renovations and investments;

•	foreign exchange fluctuations;

•	the financial condition of third-party property owners, project developers and franchisees, which may impact our ability to recover indemnity payments that may be owed to us and their ability to fund amounts required under development, management and franchise agreements and in most cases our recourse is limited to the equity value said party has in the property;

•	the financial condition of the airline industry and the impact on air travel; and

•	regulation or taxation of carbon dioxide emissions by airlines and other forms of transportation.

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

The Current Recession in the Lodging Industry and the Global Economy Generally Will Continue to Impact Our Financial Results and Growth.  The continuing economic recession and the uncertainty over its breadth, depth and duration have had a negative impact on the hotel and vacation ownership and residential industries. Substantial increases in air and ground travel costs and decreases in airline capacity have reduced demand for our hotel rooms and interval and fractional timeshare products. Accordingly, our financial results have been impacted by the economic recession and both our future financial results and growth could be further harmed if the economic recession continues for a significant period or becomes worse. In addition, as a result of the impact on the lodging industry, we may be required to pay out on certain performance and other guarantees that are contained in our third party contracts and may have future impairments.

Moreover, many businesses, particularly financial institutions, face restrictions on the ability to travel and hold conferences or events at resorts and luxury hotels. The negative publicity associated with such companies holding large events has also resulted in cancellations and reduced bookings. New or revised regulations on businesses participating in government financial assistance programs, as well as the negative publicity associated with conferences and events could continue to impact our financial results.

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

Significant Owners of Our Properties May Concentrate Risks.  Generally there has not been a concentration of ownership of hotels operated under our brands by any single owner. Following the acquisition of the Le Méridien brand business and a large disposition transaction to one ownership group in 2006, single ownership groups own significant numbers of hotels operated by us. While the risks associated with such ownership are no different than exist generally (i.e., the financial position of the owner, the overall state of the relationship with the owner and their participation in optional programs and the impact on cost efficiencies if they choose not to participate), they are more concentrated.

The Hotel Industry Is Seasonal in Nature.  The hotel industry is seasonal in nature; however, the periods during which we experience higher revenue vary from property to property and depend principally upon location. Our revenue historically has been lower in the first quarter than in the second, third or fourth quarters.

Third Party Internet Reservation Channels May Negatively Impact Our Bookings.  Some of our hotel rooms are booked through third party internet travel intermediaries such as Travelocity.com®, Expedia.com® Orbitz.com® and Priceline.com®. As the percentage of internet bookings increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to our lodging brands. Although we expect to derive most of our business from traditional channels and our websites, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.

A Failure to Keep Pace with Developments in Technology Could Impair Our Operations Or Competitive Position.  The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, brand assurance and compliance, procurement, reservation systems, operation of our customer loyalty program, distribution and guest amenities. These technologies can be expected to require refinements, including to comply with legal requirements such as privacy regulations and requirements established by third parties such as the payment card industry, and there is the risk that advanced new technologies will be introduced. Further, the development and maintenance of these technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

Our Businesses Are Capital Intensive.  For our owned, managed and franchised properties to remain attractive and competitive, the property owners and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent the property owners and we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. In addition, to maintain our vacation ownership business and residential projects, we need to spend money to develop new units. Events over the past two years including the failures and near failures of financial services companies and the decrease in liquidity and available capital have negatively impacted the capital markets for hotel and real estate investments.

Our Real Estate Investments Subject Us to Numerous Risks.  We are subject to the risks that generally relate to investments in real property because we own and lease hotels and resorts. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments are difficult to sell quickly and we may not be able to adjust our portfolio of owned properties quickly in response to economic or other conditions. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

Our Dependence on Hotel and Resort Development Exposes Us to Timing, Budgeting and Other Risks.  We intend to develop hotel and resort properties and residential components of hotel properties, as suitable opportunities arise, taking into consideration the general economic climate. In addition, the owners and developers of new-build properties that we have entered into management or franchise agreements with are subject to these same risks which may impact the amount and timing of fees we had expected to collect from those properties. New project development has a number of risks, including risks associated with:

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

We May Be Subject To Environmental Liabilities.  Our properties and operations are subject to a number of Environmental Laws. Under such laws, we could be held liable for the costs of removing or cleaning up hazardous or toxic substances at, on, under, or in our currently or formerly owned or operated properties. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws govern occupational exposure to ACMs and require abatement or removal of certain ACMs (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of our hotels) in the event of damage or demolition, or certain renovations or remodeling. Environmental Laws also regulate PCBs, which may be present in electrical equipment. A number of our hotels have USTs and equipment containing CFCs; the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.

Congress and some states are considering or have undertaken actions to regulate and reduce greenhouse gas emissions. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our hotels and/or result in significant additional expense and operating restrictions on us. The cost impact of such legislation, regulation, or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time.

International Operations Are Subject to Unique Political and Monetary Risks.  We have significant international operations which as of December 31, 2009 included 244 owned, managed or franchised properties in Europe, Africa and the Middle East (including 16 properties with majority ownership); 60 owned, managed or franchised properties in Latin America (including 9 properties with majority ownership); and 155 owned, managed or franchised properties in the Asia Pacific region (including 3 properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the risk of war, terrorism, civil unrest, expropriation and nationalization as well as the impact in cases in which there are inconsistencies between U.S. law and the laws of an international jurisdiction. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various other international jurisdictions have laws limiting the ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the 6 properties we owned as of December 31, 2009, our international properties are geographically diversified and are not concentrated in any particular region.

Risks Relating to Operations in Syria

During fiscal 2009, Starwood subsidiaries generated approximately $2 million of revenue from management and other fees from hotels located in Syria, a country that the United States has identified as a state sponsor of terrorism. This amount constitutes significantly less than 1% of our worldwide annual revenues. The United States does not prohibit U.S. investments in, or the exportation of services to, Syria, and our activities in that country are in full compliance with U.S. and local law. However, the United States has imposed limited sanctions as a result of Syria’s support for terrorist groups and its interference with Lebanon’s sovereignty, including a prohibition on the exportation of U.S.-origin goods to Syria and the operation of government-owned Syrian air carriers in the United States except in limited circumstances. The United States may impose further sanctions against Syria at any time for foreign policy reasons. If so, our activities in Syria may be adversely affected, depending on the nature of any further sanctions that might be imposed. In addition, our activities in Syria may reduce demand for our stock among certain investors.

Risks Relating to Debt Financing

Our Debt Service Obligations May Adversely Affect Our Cash Flow.  As a result of our debt obligations, we are subject to: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest, (ii) restrictive covenants, including covenants relating to certain financial ratios and ability to pay dividends, and (iii) interest rate risk. Although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancings will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us and (ii) a substantial decrease in operating cash flow, EBITDA (as defined in our credit agreements) or a substantial increase in our expenses could make it difficult for us to meet our debt service requirements and restrictive covenants and force us to sell assets and/or modify our operations.

We Have Little Control Over the Availability of Funds Needed to Fund New Investments and Maintain Existing Hotels.  In order to fund new hotel investments, as well as refurbish and improve existing hotels, both we and current and potential hotel owners must have access to capital. The availability of funds for new investments and maintenance of existing hotels depends in large measure on capital markets and liquidity factors over which we have little control. Recent events have made the capital markets increasingly volatile. As a result, many current and prospective hotel owners are finding hotel financing to be increasingly expensive and difficult to obtain. Delays, increased costs and other impediments to restructuring such projects may affect our ability to realize fees, recover loans and guarantee advances, or realize equity investments from such projects. Our ability to recover loans and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to raise new capital. In addition, downgrades of our public debt ratings by rating agencies could increase our cost of capital. A breach of a covenant could result in an event of default, that, if not cured or waived, could result in an acceleration of all or a substantial portion of our debt. For a more detailed description of the covenants imposed by our debt obligations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Used for Financing Activities in this Annual Report.

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

Risks Related to Pandemic Diseases

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the past outbreaks of SARS and avian flu had a severe impact on the travel industry, and the recent outbreak of swine flu in Mexico had a similar impact. A prolonged recurrence of SARS, avian flu, swine flu or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotel and vacation ownership businesses and adversely affect our financial condition and results of operations.

Our Insurance Policies May Not Cover All Potential Losses

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

Our Acquisitions/Dispositions and Investments In New Brands May Ultimately Not Prove Successful And We May Not Realize Anticipated Benefits

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

We may develop and launch additional brands in the future. There can be no assurance regarding the level of acceptance of these brands in the development and consumer marketplaces, that the cost incurred in developing the brands will be recovered or that the anticipated benefits from these new brands will be realized.

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

Risks Related to Privacy Initiatives

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

Risks Related to Our Ability to Manage Growth

Our future success and our ability to manage future growth depend in large part upon the efforts of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. In the past several years, we have experienced significant changes in our senior management, including executive officers (See Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report). There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our growth and operating strategies.

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

Our current business practice with our internet reservation channels is that the intermediary collects hotel occupancy tax from its customer based on the price that the intermediary paid us for the hotel room. We then remit these taxes to the various tax authorities. Several jurisdictions have stated that they may take the position that the tax is also applicable to the intermediaries’ gross profit on these hotel transactions. If jurisdictions take this position, they should seek the additional tax payments from the intermediary; however, it is possible that they may seek to collect the additional tax payment from us and we would not be able to collect these taxes from the customers. To the extent that any tax authority succeeds in asserting that the hotel occupancy tax applies to the gross revenue on these transactions, we believe that any additional tax would be the responsibility of the intermediary. However, it is possible that we might have additional tax exposure. In such event, such actions could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

Our hotel business included 979 owned, managed or franchised hotels with approximately 292,000 rooms and our owned vacation ownership and residential business included 13 stand-alone vacation ownership resorts and residential properties at December 31, 2009, predominantly under seven brands. All brands (other than the Four Points by Sheraton and the Aloft and Element brands) represent full-service properties that range in amenities from luxury hotels and resorts to more moderately priced hotels. Our Four Points by Sheraton, Aloft and Element brands are select service properties that cater to more value oriented consumers.

The following table reflects our hotel and vacation ownership properties, by brand as of December 31, 2009:

	Hotels, VOI and Residential(a)
	Properties	Rooms

St. Regis and Luxury Collection	82	15,300
W	34	10,600
Westin	169	68,100
Le Méridien	105	27,400
Sheraton	398	143,100
Four Points	148	24,900
Aloft	39	5,900
Independent / Other	17	3,200

Total	992	298,500

(a)	Includes vacation ownership properties of which 13 are stand-alone, eight are mixed-use and one is an unconsolidated joint venture totaling rooms of 6,900.

Hotel Business

Managed and Franchised Hotels.  Hotel and resort properties in the United States are often owned by entities that do not manage hotels or own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. Management believes that companies, such as Starwood, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management, marketing and reservation services. In 2009, we opened 82 managed and franchised hotels with approximately 16,000 rooms and 42 managed and franchised hotels with approximately 11,000 rooms left the system.

Managed Hotels.  We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide centralized reservation services and coordinate national advertising and certain marketing and promotional services. We prepare and implement annual budgets for the hotels we manage and are responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2009, we managed 440 hotels with approximately 153,800 rooms worldwide. During the year ended December 31, 2009, we generated management fees by geographic area as follows:

United States	34.1%
Asia Pacific	21.6%
Middle East and Africa	20.5%
Europe	16.7%
Americas (Latin America, Caribbean & Canada)	7.1%

Total	100.0%

Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In our experience, owners seek hotel managers that can provide attractively priced base, incentive and marketing fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand so as to align the interests of the owner and Starwood. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept, or will retain a particular management contract. During the year ended December 31, 2009, we opened 27 managed hotels with approximately 7,000 rooms, and 25 managed hotels with approximately 6,000 rooms left our system. In addition, during 2009, we signed management agreements for 44 hotels with approximately 12,000 rooms, a small portion of which opened in 2009 and the majority of which will open in the future.

Brand Franchising and Licensing.  We franchise our Sheraton, Westin, Four Points by Sheraton, Luxury Collection, Le Méridien, Aloft and Element brand names and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. We approve certain plans for, and the location of, franchised hotels and review their design. At December 31, 2009, there were 476 franchised properties with approximately 116,300 rooms. During the year ended December 31, 2009, we generated franchise fees by geographic area as follows:

United States	64.0%
Europe	13.0%
Americas (Latin America, Caribbean & Canada)	13.0%
Asia Pacific	9.2%
Middle East and Africa	0.8%

Total	100.0%

In addition to the franchise contracts we retained in connection with the sale of hotels during the year ended December 31, 2009, we opened 55 franchised hotels with approximately 9,000 rooms, and 17 franchised hotels with approximately 5,000 rooms left our system. In addition, during 2009, we signed franchise agreements for 33 hotels with approximately 5,000 rooms, a portion of which opened in 2009 and a portion of which will open in the future.

Owned, Leased and Consolidated Joint Venture Hotels.  Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, beginning in 2006, we embarked upon a strategy of selling a significant number of hotels. Since the beginning of 2006, we have sold 60 wholly owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the years ending December 31, 2009, 2008 and 2007 were $1.584 billion, $2.212 billion and $2.384 billion, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $1.024 billion, $1.380 billion and $1.542 billion for 2009, 2008 and 2007, respectively). The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the year ended December 31, 2009 (with comparable data for 2008):

Top Five Domestic Markets in the United States as a % of Total Owned
Revenues for the Year Ended December 31, 2009 with Comparable Data for 2008(1)

	2009	2008
Metropolitan Area	Revenues	Revenues

New York, NY	14.3%	13.5%
Hawaii	6.3%	6.1%
San Francisco, CA	5.1%	5.7%
Phoenix, AZ	5.1%	5.6%
Boston, MA	4.5%	3.8%

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the year ended December 31, 2009 (with comparable data for 2008):

Top Five International Markets as a % of Total Owned
Revenues for the Year Ended December 31, 2009 with Comparable Data for 2008(1)

	2009	2008
Country	Revenues	Revenues

Canada	9.3%	9.0%
Italy	7.6%	8.5%
Australia	5.3%	4.8%
Mexico	4.7%	5.4%
Austria	2.8%	2.8%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Following the sale of a significant number of our hotels in the past three years, we currently own or lease 63 hotels as follows:

Hotel	Location	Rooms

U.S. Hotels:
The St. Regis Hotel, New York	New York, NY	229
St. Regis Resort, Aspen	Aspen, CO	179
St. Regis Hotel, San Francisco	San Francisco, CA	260
The Phoenician	Scottsdale, AZ	643
W New York — Times Square	New York, NY	509
W Chicago Lakeshore	Chicago, IL	520
W Los Angeles Westwood	Los Angeles, CA	258
W Chicago City Center	Chicago, IL	369
W New York — The Court and Tuscany	New York, NY	318
W New Orleans	New Orleans, LA	423
W New Orleans, French Quarter	New Orleans, LA	98
W Atlanta	Atlanta, GA	275
The Westin Maui Resort & Spa	Maui, HI	759
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1068
The Westin Gaslamp San Diego	San Diego, CA	450
The Westin San Francisco Airport	San Francisco, CA	397
The Westin St. John Resort & Villas	St. John, Virgin Islands	175
Sheraton Manhattan Hotel	New York, NY	665
Sheraton Kauai Resort	Kauai, HI	394
Sheraton Steamboat Springs Resort	Steamboat Springs, CO	205
Sheraton Suites Philadelphia Airport	Philadelphia, PA	251
Aloft Lexington	Lexington, MA	136
Aloft Philadelphia Airport	Philadelphia, PA	136
Element Lexington	Lexington, MA	123
Four Points by Sheraton Philadelphia Airport	Philadelphia, PA	177
Four Points by Sheraton Tucson University Plaza	Tucson, AZ	150
The Boston Park Plaza Hotel & Towers	Boston, MA	941

Hotel	Location	Rooms

Tremont Hotel	Chicago, IL	135
Clarion Hotel	San Francisco, CA	251
Cove Haven Resort	Scranton, PA	276
Pocono Palace Resort	Scranton, PA	189
Paradise Stream Resort	Scranton, PA	143
International Hotels:
St. Regis Grand Hotel, Rome	Rome, Italy	161
Grand Hotel	Florence, Italy	107
Hotel Gritti Palace	Venice, Italy	91
Park Tower	Buenos Aires, Argentina	180
Hotel Alfonso XIII	Seville, Spain	147
Hotel Imperial	Vienna, Austria	138
Hotel Bristol, Vienna	Vienna, Austria	140
Hotel Goldener Hirsch	Salzburg, Austria	69
Hotel Maria Cristina	San Sebastian, Spain	136
W Barcelona	Barcelona, Spain	473
The Westin Excelsior, Rome	Rome, Italy	316
The Westin Resort & Spa, Los Cabos	Los Cabos, Mexico	243
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico	280
The Westin Excelsior, Florence	Florence, Italy	171
The Westin Resort & Spa Cancun	Cancun, Mexico	379
The Westin Denarau Island Resort	Nadi, Fiji	273
The Westin Dublin Hotel	Dublin, Ireland	163
Sheraton Centre Toronto Hotel	Toronto, Canada	1377
Sheraton On The Park	Sydney, Australia	557
Sheraton Rio Hotel & Resort	Rio de Janeiro, Brazil	559
Sheraton Diana Majestic Hotel	Milan, Italy	106
Sheraton Ambassador Hotel	Monterrey, Mexico	229
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Santa Maria de El Paular	Rascafria, Spain	44
Sheraton Fiji Resort	Nadi, Fiji	264
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	739
Sheraton Maria Isabel Hotel & Towers	Mexico City, Mexico	755
Sheraton Gateway Hotel in Toronto International Airport	Toronto, Canada	474
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Paris Airport Hotel & Conference Centre	Paris, France	252
The Park Lane Hotel, London	London, England	305

An indicator of the performance of our owned, leased and consolidated joint venture hotels is revenue per available room (“REVPAR”)(1), as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

The following table summarizes REVPAR, average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for our 53 owned, leased and consolidated joint venture hotels (excluding 15 hotels sold or closed and 10 hotels undergoing significant repositionings or without comparable results in 2009 and 2008) (“Same-Store Owned Hotels”) for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008	Variance

Worldwide (53 hotels with approximately 18,000 rooms)
REVPAR	$128.95	$171.09	−24.6%
ADR	$199.22	$240.23	−17.1%
Occupancy	64.7%	71.2%	−6.5
North America (28 hotels with approximately 11,000 rooms)
REVPAR	$134.96	$178.61	−24.4%
ADR	$194.33	$241.32	−19.5%
Occupancy	69.4%	74.0%	−4.6
International (25 hotels with approximately 7,000 rooms)
REVPAR	$118.80	$158.40	−25.0%
ADR	$209.31	$238.17	−12.1%
Occupancy	56.8%	66.5%	−9.7

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

During the years ended December 31, 2009 and 2008, we invested approximately $132 million and $282 million, respectively, for capital improvements at owned hotels. These capital expenditures include construction costs at W City Center in Chicago, IL, Westin Peachtree Plaza in Atlanta, GA, Le Centre Sheraton in Montreal, Canada, The Phoenician in Scottsdale, AZ, and the W Times Square in New York, NY.

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

At December 31, 2009, we had 22 residential and vacation ownership resorts and sites in our portfolio with 16 actively selling VOIs and residences, and two that have sold all existing inventory. During 2009 and 2008, we invested approximately $121 million and $363 million, respectively, for vacation ownership capital expenditures, including VOI construction at the Sheraton Vistana Villages in Orlando, FL, the Westin Desert Willow Villas in Palm Desert, CA, and the Westin Lagunamar Ocean Resort in Cancun, as well as construction costs at the St. Regis Bal Harbour Resort in Miami Beach, FL.

Due to the global economic crisis and its impact on the long-term outlook for the timeshare industry, during the fourth quarter of 2009, we completed a comprehensive review of our vacation ownership projects. No new projects are being initiated and we have decided not to develop three vacation ownership sites and future phases of certain existing projects. As a result, inventories, fixed assets and land values at certain projects were determined to be impaired and were written down to their fair value, resulting in a primarily non-cash pre-tax impairment charge of $255 million. Additionally, in connection with this review of the business, we made a decision to reduce the pricing of certain inventory at existing projects, resulting in a pre-tax charge of $17 million. As a result of these decisions and future plans for the vacation ownership business, we recorded a $90 million non-cash charge for the impairment of goodwill associated with the vacation ownership reporting unit.

Item 3.	Legal Proceedings.

Incorporated by reference to the description of legal proceedings in Note 24. Commitments and Contingencies, in the consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Corporation Shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HOT.”

The following table sets forth the quarterly range of the high and low sale prices of the Corporation Shares for the fiscal periods indicated as reported on the NYSE Composite Tape.

	High	Low

2009
Fourth quarter	$37.55	$27.66
Third quarter	$34.78	$18.49
Second quarter	$26.68	$12.12
First quarter	$23.78	$8.99
2008
Fourth quarter	$28.55	$10.97
Third quarter	$43.29	$25.95
Second quarter	$55.06	$38.89
First quarter	$56.00	$37.07

Approximate Number of Equity Security Holders

As of February 19, 2010, there were approximately 15,000 holders of record of Corporation Shares.

Dividends

The following table sets forth the frequency and amount of dividends made by the Corporation to holders of Corporation Shares for the years ended December 31, 2009 and 2008:

Dividends
Declared

2009
Annual dividend	$0.20(a	)
2008
Annual dividend	$0.90(b	)

(a)	The Corporation declared a dividend in the fourth quarter of 2009 to shareholders of record on December 31, 2009, which was paid in January 2010.

(b)	The Corporation declared a dividend in the fourth quarter of 2008 to shareholders of record on December 31, 2008, which was paid in January 2009.

Conversion of Securities; Sale of Unregistered Securities

In 2006, we completed the redemption of the remaining 25,000 outstanding shares of Class B Exchangeable Preferred Shares of the Trust (“Class B EPS”) for approximately $1 million in cash. Also in 2006, in connection with the Host Transaction, we redeemed all of the Class A Exchangeable Preferred Shares of the Trust (“Class A EPS”) (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. SLC Operating Limited Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that we have the option to settle conversion requests in cash or Corporation Shares. In 2006, we redeemed approximately 926,000 SLC Operating Limited Partnership units for approximately $56 million in cash, and there were approximately 169,000 and 178,000 of these units outstanding at December 31, 2009 and 2008, respectively.

Issuer Purchases of Equity Securities

We did not repurchase any Corporation Shares during 2009.

STOCK RETURN PERFORMANCE AND CUMULATIVE TOTAL RETURN

Set forth below is a line graph comparing the cumulative total stockholder return on the Corporation Shares (and Shares until April 7, 2006) against the cumulative total return on the S&P 500 and the S&P 500 Hotel Index (the “S&P 500 Hotel”) for the five fiscal years beginning December 31, 2004 and ending December 31, 2009. The graph assumes that the value of the investments was 100 on December 31, 2004 and that all dividends and other distributions were reinvested. In addition, the Share prices for the periods prior to the Host Transaction on April 10, 2006 have been adjusted based on the value shareholders received for their Class B shares. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	2004	2005	2006	2007	2008	2009
Starwood	100.00	110.79	135.96	97.74	41.73	85.73
S&P 500	100.00	104.91	121.46	128.13	80.73	102.10
S&P 500 Hotel	100.00	101.52	116.35	101.88	52.68	82.10

Item 6.	Selected Financial Data.

The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report and incorporated herein by reference. As a result of asset sales in the fourth quarter, gains on dispositions and operations associated with the sale of hotels have been reclassified to discontinued operations for all periods presented.

	Year Ended December 31,
	2009	2008	2007	2006		2005
	(In millions, except per share data)

Income Statement Data
Revenues	$4,756	$5,754	$5,999	$5,840		$5,860
Operating income	$26	$610	$841	$824		$812
Income (loss) from continuing operations(b)	$(1)	$249	$532	$1,105		$416
Diluted earnings per share from continuing operations	$0.00	$1.34	$2.52	$4.96		$1.85
Operating Data
Cash from operating activities	$571	$646	$884	$500		$764
Cash from (used for) investing activities	$116	$(172)	$(215)	$1,402		$85
Cash used for financing activities	$(993)	$(243)	$(712)	$(2,635)		$(253)
Aggregate cash distributions paid	$165	$172	$90	$276		$176
Cash distributions and dividends declared per Share	$0.20	$0.90	$0.90	$0.84(a	)	$0.84

(a)	In connection with the Host Transaction, in February and March 2006, the Trust declared distributions totaling $0.42 per Corporation Share. In December 2006, the Corporation declared a dividend of $0.42 per Corporation Share.

(b)	Amounts represent income from continuing operations attributable to Starwood Shares (i.e. excluding non-controlling interests).

	At December 31,
	2009	2008	2007	2006	2005
	(In millions)

Balance Sheet Data
Total assets	$8,761	$9,703	$9,622	$9,280	$12,494
Long-term debt, net of current maturities and including exchangeable units and Class B preferred shares	$2,955	$3,502	$3,590	$1,827	$2,926

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Goodwill and Intangible Assets.  Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. We do not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives. We review all goodwill and intangible assets for impairment by comparing their fair values to book values annually, or upon the occurrence of a trigger event. Impairment charges, if any, are recognized in operating results.

In 2009 we recorded a goodwill impairment charge of $90 million to our vacation ownership reporting unit. It is reasonably possible that the remaining carrying value of vacation ownership goodwill may become further impaired if future operating results are below our estimates.

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

We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of December 31, 2009 and 2008 is $689 million and $662 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $87 million to the liability at December 31, 2009.

Long-Lived Assets.  We evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our long-lived assets based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

Loan Loss Reserves.  For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a sale of a vacation ownership interest. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating our loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of December 31, 2009, the average estimated default rate for our pools of receivables was 9.8%. Given the significance of our respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.

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

Income Taxes.  We provide for income taxes in accordance with principles contained in ASC 740, Income Taxes. Under these principles, we recognize the amount of income tax payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We also measure and recognize the amount of tax benefit that should be recorded for financial statement purposes for uncertain tax positions taken or expected to be taken in a tax return. With respect to uncertain tax positions, we evaluate the recognized tax benefits for derecognition, classification, interest and penalties, interim period accounting and disclosure requirements. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the years ended December 31, 2009, 2008 and 2007.

The last fifteen months have imposed significant pressures on the lodging industry. The present economic slowdown and the uncertainty over its breadth, depth and duration have had a negative impact on the hotel and vacation ownership and residential industries resulting in steep declines in demand and lower rates for our hotel rooms and interval and fractional timeshare products. Many businesses around the world, including businesses participating in the Troubled Asset Relief Program (TARP), face restrictions on the ability to travel and hold conferences or events at resorts and luxury hotels. The negative publicity associated with such companies holding large events has resulted in cancellations and reduced bookings. In addition, the H1N1 (Swine Flu) virus has negatively impacted our business around the world and particularly our owned hotels in Latin America.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Continuing Operations

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Owned, Leased and Consolidated Joint Venture Hotels	$1,584	$2,212	$(628)	(28.4)%
Management Fees, Franchise Fees and Other Income	658	751	(93)	(12.4)%
Vacation Ownership and Residential	523	749	(226)	(30.2)%
Other Revenues from Managed and Franchise Properties	1,947	2,042	(95)	(4.7)%

Total Revenues	$4,712	$5,754	$(1,042)	(18.1)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to the continued economic crisis in the United States and internationally. The decrease was also due to lost revenues from 15 wholly owned hotels sold or closed in 2009 and 2008. These sold or closed hotels had revenues of $68 million in the year ended December 31, 2009 compared to $248 million in the corresponding period of 2008. Revenues at our Same-Store Owned Hotels (53 hotels for the year ended December 31, 2009 and 2008, excluding the 15 hotels sold or closed and 10 additional hotels undergoing significant repositionings or without comparable results in 2009 and 2008) decreased 24.0%, or $437 million, to $1.386 billion for the year ended December 31, 2009 when compared to $1.823 billion in the same period of 2008 due primarily to a decrease in REVPAR.

REVPAR at our Same-Store Owned Hotels decreased 24.6% to $128.95 for the year ended December 31, 2009 when compared to the corresponding 2008 period. The decrease in REVPAR at these Same-Store Owned Hotels resulted from a 17.1% decrease in ADR to $199.22 for the year ended December 31, 2009 compared to $240.23 for the corresponding 2008 period and a decrease in occupancy rates to 64.7% in the year ended December 31, 2009 when compared to 71.2% in the same period in 2008. REVPAR at Same-Store Owned Hotels in North America decreased 24.4% for the year ended December 31, 2009 when compared to the same period of 2008. REVPAR declined in substantially all of our major domestic markets. REVPAR at our international Same-Store Owned Hotels decreased by 25.0% for the year ended December 31, 2009 when compared to the same period of 2008. REVPAR declined in most of our major international markets. REVPAR for Same-Store Owned Hotels internationally decreased 20.3% excluding the unfavorable effects of foreign currency translation.

The decrease in management fees, franchise fees and other income was primarily a result of an $87 million decrease in management and franchise revenue to $630 million for the year ended December 31, 2009 compared to $717 million in the corresponding period in 2008. The decrease was due to the significant decline in base and incentive management fees as a result of the global economic crisis, partially offset by fees from the net addition of

40 managed and franchised hotels to our system and approximately $15 million in termination fees recognized in 2009 when compared to $4 million in 2008.

The decrease in vacation ownership and residential sales and services was primarily due to lower originated contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and other deferrals, partially offset by gains of $23 million relating to securitizations. Originated contract sales of VOI inventory decreased 39% for the year ended December 31, 2009 when compared to the same period in 2008. This decline was primarily driven by lower tour flow which was down 19.2% for the year ended December 31, 2009 when compared to the same period in 2008. The decline in tour flow was a result of the economic climate and resulting closure of underperforming sales centers. Additionally, the average contract amount per vacation ownership unit sold decreased 21.4% to approximately $16,000, driven by a higher sales mix of lower-priced inventory, including a higher percentage of lower-priced biennial inventory. The decrease is also due to a $43 million decrease in residential revenue, as the 2008 period included license fees in connection with two St. Regis projects.

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

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Selling, General, Administrative and Other	$314	$377	$(63)	(16.7)%

The decrease in selling, general, administrative and other expenses was primarily a result of our focus on reducing our cost structure in the current economic climate. Beginning in the middle of 2008, we began an activity value analysis project to review our cost structure across a majority of our corporate departments and divisional headquarters. (See Note 13 for a summary of charges associated with this initiative.) A majority of the cost containment initiatives were completed and implemented in late 2008 and early 2009 and are now being realized. Costs and expenses related to our former Bliss spa business (“Bliss”) have been reclassified to discontinued operations for both periods presented as a result of the sale of Bliss at the end of 2009.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Restructuring, Goodwill Impairment and Other Special Charges, Net	$379	$141	$238	n/a

During the fourth quarter of 2009, we completed a comprehensive review of our vacation ownership business. We decided not to develop certain vacation ownership sites and future phases of certain existing projects. As a result of these decisions, we recorded a primarily non-cash impairment charge of $255 million in the restructuring, goodwill impairment and other special charges line item. Additionally, we recorded a $90 million non-cash charge for the impairment of goodwill in the vacation ownership reporting unit.

Additionally, throughout 2009, we recorded restructuring and other special charges of $34 million related to our ongoing initiative of rationalizing our cost structure. These charges related to severance charges and costs to close vacation ownership sales galleries.

During the year ended December 31, 2008, we recorded restructuring and other special charges of $141 million, including $62 million of severance and related charges associated with our ongoing initiative of rationalizing our cost structure in light of the current economic climate. We also recorded impairment charges of approximately $79 million primarily related to the decision not to develop two vacation ownership projects as a result of the economic climate and its impact on business conditions.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Depreciation and Amortization	$309	$313	$(4)	(1.3)%

The decrease in depreciation expense was due to reduced depreciation expense from sold hotels offset by additional capital expenditures made in the last twelve months.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Operating Income	$26	$610	$(584)	n/a

The decrease in operating income was primarily due to the decline in our core business units, hotels and vacation ownership, due to the severe impact from the global economic crisis as discussed above and the related impairments and restructuring charges previously discussed. Additionally, operating income was impacted by a $17 million charge, recorded in the vacation ownership costs and expenses line, related to a price reduction in vacation ownership intervals, following an in-depth review of the business. These decreases were partially offset by the reduction in selling, general, administrative and other costs as a result of our activity value analysis costs savings project and other cost savings initiatives and a favorable $14 million income item related to the expiration of the statute of limitations on an indirect tax exposure and a Brazilian water claim.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Equity (Losses) Earnings and Gains and Losses from Unconsolidated Ventures, Net	$(4)	$16	$(20)	n/a

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

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Net Interest Expense	$227	$207	$20	9.7%

The increase in net interest expense was primarily due to higher interest rates in the year ended December 31, 2009 when compared to the same period of 2008 and early debt extinguishment costs of $21 million that were incurred in 2009. This was partially offset by a lower average debt balance in 2009 as compared to 2008. Our weighted average interest rate was 6.73% at December 31, 2009 as compared to 5.24% at December 31, 2008.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Loss on Asset Dispositions and Impairments, Net	$(91)	$(98)	$(7)	(7.1)%

During 2009, we recorded a net loss on dispositions of approximately $91 million, primarily related to $41 million of impairment charges on six hotels whose carrying values exceeded their fair values, a $22 million impairment of our retained interests in vacation ownership mortgage receivables, a $13 million impairment of an investment in a hotel management contract that has been cancelled, a $5 million impairment of certain technology-related fixed assets and a $4 million loss on the sale of a wholly-owned hotel.

During 2008, we recorded a net loss of $98 million primarily related to $64 million of impairment charges on five hotels, a $22 million impairment of our investment in vacation ownership notes receivable that we have previously securitized, and an $11 million write-off of our investment in a joint venture in which we hold minority interest (see Note 5 of the consolidated financial statements).

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Income Tax (Benefit) Expense	$(293)	$72	$(365)	n/a

The $365 million decrease in income tax expense primarily relates to a deferred tax benefit of $120 million (net) in 2009 for an Italian tax incentive program in which the tax basis of land and buildings for the hotels we own in Italy was stepped-up to fair value in exchange for paying a current tax of $9 million. The remaining decrease primarily relates to tax benefits of $67 million associated with impairments, restructuring and asset sales and $37 million related to a foreign tax credit election change. Additionally, a benefit of $10 million was recognized to reverse the deferred interest accrual associated with the deferral of taxable income. The remaining decrease is primarily due to lower pretax income.

Discontinued Operations, Net of Tax

During 2009, we sold our Bliss spa business and other non-core assets for cash proceeds of $227 million. Revenues and expenses from the Bliss spa business, together with revenues and expenses from two hotels which are in the process of being sold, have been reclassified to discontinued operations resulting in a loss of $2 million, net of tax. In addition, the net gain on the assets sold in 2009 has been recorded in discontinued operations resulting in income of $76 million, net of tax.

For the year ended December 31, 2008, the gain on dispositions includes a $124 million gain ($129 million pre tax) on the sale of three properties which were sold unencumbered by management or franchise contracts. The tax impact on this transaction was minimized due to the utilization of capital loss carryforwards. Additionally, in 2009, $5 million was reclassified to discontinued operations (in the 2008 results) relating to two hotels that were in the process of being sold at the end of 2009. Discontinued operations for the year ended December 31, 2008 also includes a $49 million tax charge as a result of a 2008 administrative tax ruling for an unrelated taxpayer, that impacts the tax liability associated with the disposition of one of our businesses several years ago.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Continuing Operations

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Owned, Leased and Consolidated Joint Venture Hotels	$2,212	$2,384	$(172)	(7.2)%
Management Fees, Franchise Fees and Other Income	751	730	21	2.9%
Vacation Ownership and Residential	749	1,025	(276)	(26.9)%
Other Revenues from Managed and Franchise Properties	2,042	1,860	182	9.8%

Total Revenues	$5,754	$5,999	$(245)	(4.1)%

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

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Selling, General, Administrative and Other	$377	$416	$(39)	(9.4)%

The decrease in selling, general, administrative and other expenses was primarily a result of our focus on reducing our cost structure in light of the declining business conditions in this current economic climate. Beginning in the middle of 2008, we began an activity value analysis project to review our cost structure across a majority of our corporate departments and divisional headquarters. We completed the first two phases of that project in 2008 which resulted in the majority of the cost savings, and additional phases were completed in the first half of 2009.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Restructuring, Goodwill Impairment and Other Special Charges, Net	$141	$53	$88	n/a

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

During the year ended December 31, 2007, we recorded $53 million in net restructuring and other special charges primarily related to accelerated depreciation of property, plant and equipment at the Sheraton Bal Harbour in Florida (“Bal Harbour”) and demolition costs associated with our redevelopment of that hotel. Bal Harbour was closed for business on July 1, 2007, and the majority of its employees were terminated. The hotel was demolished and we are in the process of building a St. Regis hotel along with branded residences.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Depreciation and Amortization	$313	$297	$16	5.4%

The increase in depreciation expense was due to an increase in capital spending on our owned hotels partially offset by the impact of hotels sold or held for sale. The increase in amortization expense was primarily due to the write-off, through amortization expense, of an investment in a management contract during 2008.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Operating Income	$610	$841	$(231)	(27.5)%

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

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2008	2007	Year	Year

Income Tax Expense	$72	$183	$(111)	(60.7)%

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

Discontinued Operations, Net of Tax

For the year ended December 31, 2008, the gain on dispositions includes a $124 million gain ($129 million pre tax) on the sale of three properties which were sold unencumbered by management or franchise contracts. Additionally, in 2009, $5 million was reclassified to discontinued operations (in the 2008 results) relating to two hotels that were in the process of being sold at the end of 2009. Discontinued operations for the year ended December 31, 2008 also includes a $49 million tax charge as a result of a 2008 administrative tax ruling for an unrelated taxpayer, that impacts the tax liability associated with the disposition of one of our businesses several years ago.

For the year ended December 31, 2007, the income from discontinued operations represents $11 million (net of tax) of 2007 results from operations relating to Bliss and the two hotels that were in the process of being sold at December 31, 2009 and that were reclassified to discontinued operations. The loss on disposition includes a $1 million tax assessment associated with the disposition of the Company’s former gaming business in 1999.

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

Our day-to-day operations are financed through a net working capital deficit, a practice that is common in our industry. The ratio of our current assets to current liabilities was 0.74 and 0.81 as of December 31, 2009 and 2008, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.

State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of units under construction are held in escrow during the period prior to obtaining a certificate of occupancy. These payments and the deposits collected from sales during the rescission period are the primary components of our restricted cash balances in our consolidated balance sheets. At December 31, 2009 and 2008, we had short-term restricted cash balances of $47 million and $96 million, respectively.

The 2009 securitization transactions resulted in cash from operating activities of approximately $300 million and is discussed in our general liquidity discussion under cash from financing activities.

Cash From Investing Activities

Gross capital spending during the full year ended December 31, 2009 was as follows (in millions):

Capital Expenditures:
Owned, Leased and Consolidated Joint Venture Hotels	$102
Corporate and information technology	27

Subtotal	129

Vacation Ownership and Residential Capital Expenditures(1):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	(2)
Capital expenditures for inventory — St. Regis Bal Harbour	109

Subtotal	107
Development Capital(2)	107

Total Capital Expenditures	$343

(1)	Represents gross inventory capital expenditures of $193 less cost of sales of $86.

(2)	Includes $30 million of expenditures that are classified as Plant, property and equipment, net on the consolidated balance sheet.

Gross capital spending during the year ended December 31, 2009 included approximately $132 million in renovations of our wholly owned assets including construction costs at the W City Center in Chicago, IL, the Le Centre Sheraton in Montreal, Canada, the Westin Peachtree Plaza in Atlanta, GA, and The Phoenician in Scottsdale, AZ. Investment spending on gross VOI inventory was $193 million, which was offset by cost of sales of $86 million associated with VOI sales. The inventory spend included VOI construction at the Westin Desert Willow Villas in Palm Desert, CA, the Sheraton Vistana Villages in Orlando, FL, and the Westin Lagunamar Ocean Resort in Cancun, as well as construction costs at the St. Regis Bal Harbour Resort in Miami Beach, FL.

As a result of the global economic climate, we scaled back our capital expenditures in 2009. Our capital expenditure program includes both offensive and defensive capital. Defensive spend is related to repairs, maintenance, and renovations that we believe is necessary to stay competitive in the markets we are in. Other than capital to address fire, life and safety issues, we consider defensive capital to be discretionary and reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for 2010 (excluding vacation ownership and residential inventory) will be approximately $150 million for maintenance, renovations, and technology capital. In addition, we currently expect to spend approximately $240 million for investment projects, including construction of the St. Regis Bal Harbour and various joint ventures and other investments.

In order to secure management or franchise agreements, we have made loans to third-party owners, made minority investments in joint ventures and provided certain guarantees and indemnifications. See Note 24 of the consolidated financial statements for discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures.

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

Since 2006, we have sold 60 hotels realizing proceeds of approximately $5.2 billion in numerous transactions (see Note 5 of the consolidated financial statements). There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

The 2009 asset sales resulted in gross cash proceeds from investing activities of approximately $328 million and is discussed in greater detail in our general liquidity discussion under cash from financing activities.

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of December 31, 2009:

	Amount
	Outstanding at	Interest Rate at
	December 31,	December 31,	Average
	2009(a)	2009	Maturity
	(Dollars in millions)		(In years)

Floating Rate Debt
Revolving Credit Facilities	$114	3.74%	1.1
Mortgages and Other	40	5.80%	3.0
Interest Rate Swaps	500	4.81%

Total/Average	$654	4.68%	1.6

Fixed Rate Debt
Senior Notes	$2,684	7.26%	5.1
Mortgages and Other	122	7.49%	8.2
Interest Rate Swaps	(500)	7.06%

Total/Average	$2,306	7.31%	5.2

Total Debt
Total Debt and Average Terms	$2,960	6.73%	5.1

(a)	Excludes approximately $581 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

Due to the current credit liquidity crisis, we evaluated the commitments of each of the lenders in our Revolving Credit Facilities (the “Facilities”). In addition, we have reviewed our debt covenants and restrictions and do not anticipate any issues regarding the availability of funds under the Facilities.

See Note 15 of the consolidated financial statements for specifics related to our financing transactions, issuances, and terms entered into for the years ended December 31, 2009 and 2008.

During 2009, we completed a series of dispositions and financing transactions that resulted in proceeds of approximately $1.6 billion as outlined below:

On May 7, 2009, we completed a public offering of $500 million of 7.875% Senior Notes due 2014.

On June 5, 2009, we sold approximately $181 million of vacation ownership notes receivable realizing cash proceeds of $125 million. We amended this transaction in the fourth quarter of 2009, which resulted in additional proceeds of $9 million.

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

During 2009, we sold four non-core assets for cash proceeds of approximately $227 million and four wholly-owned hotels for approximately $100 million.

In November 2009, we completed a public offering of $250 million of 7.150% Senior Notes due 2019.

On December 7, 2009, we sold approximately $200 million of vacation ownership notes receivables, realizing cash proceeds of $166 million. We recorded a gain on the sale of these receivables of approximately $19 million.

The cash proceeds from the multiple transactions noted above were used to reduce indebtedness, resulting in gross debt reduction of approximately $1.0 billion, from approximately $4.0 billion at December 31, 2008 to approximately $3.0 billion at December 31, 2009. We repaid a $500 million term loan that was due in 2009, prepaid $875 million of term loans due in 2010 and 2011 and completed a tender offer in which we purchased $195 million of our 7.875% Senior Notes due 2012 and $105 million of our 6.25% Senior Notes due 2013. Excluding revolver draws and scheduled mortgage amortization, we prepaid all 2010 and 2011 maturities and reduced maturities in 2012 and 2013 by $300 million.

Our Facilities are used to fund general corporate cash needs. As of December 31, 2009, we have availability of over $1.6 billion under the Facilities. We have reviewed the financial covenants associated with our Facilities, the most restrictive being the leverage ratio. As of December 31, 2009, we were in compliance with this covenant and expect to remain in compliance through the end of 2010. We have the ability to manage the business in order to reduce our leverage ratio by reducing operating costs, selling, general and administrative costs and postponing discretionary capital expenditures. However, there can be no assurance that we will stay below the required leverage ratio if the current economic climate deteriorates.

Our current credit ratings and outlook are as follows: S&P BB (stable outlook); Moody’s Ba1 (stable outlook); and; Fitch BB+ (negative outlook). The impact of the ratings could impact our current and future borrowing costs, which cannot be currently estimated.

Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $141 million at December 31, 2009, including $54 million of short-term and long-term restricted cash), available borrowings under the Facilities and other bank credit facilities (approximately $1.6 billion at December 31, 2009, our expected income tax refund of over $200 million in 2010 (see Note 14 of the consolidated financial statements), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following contractual obligations(1) outstanding as of December 31, 2009 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Debt	$2,957	$5	$774	$1,038	$1,140
Interest payable	1,094	207	390	261	236
Capital lease obligations(2)	3	—	1	—	2
Operating lease obligations	1,049	87	155	131	676
Unconditional purchase obligations(3)	308	86	136	80	6
Other long-term obligations	4	1	3	—	—

Total contractual obligations	$5,415	$386	$1,459	$1,510	$2,060

(1)	The table below excludes unrecognized tax benefits that would require cash outlays for $499 million, the timing of which is uncertain. Refer to Note 14 of the consolidated financial statements for additional discussion on this matter. In addition, the table excludes amounts related to the construction of our St. Regis Bal Harbour project that has a total project cost of $735 million, of which $353 million has been paid through December 31, 2009.

(2)	Excludes sublease income of $3 million.

(3)	Included in these balances are commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2009 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$168	$165	$—	$—	$3

A dividend of $0.20 per share was paid in January 2010 to shareholders of record as of December 31, 2009.

A dividend of $0.90 per share was paid in January 2009 to shareholders of record as of December 31, 2008.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include residual interests of $81 million, which are comprised of $25 million of retained interests and $56 million of loans effectively retained in connection with the securitization of vacation ownership receivables, letters of credit of $168 million, unconditional purchase obligations of $308 million and surety bonds of $21 million. These items are more fully discussed earlier in this section and in the Notes to Financial Statements and Item 8 of Part II of this report.

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

At year-end 2009, we were party to the following derivative instruments:

•	Forward contracts to hedge forecasted transactions for management and franchise fee revenues earned in foreign currencies. The aggregate dollar equivalent of the notional amounts was approximately $28 million, and they expire in 2010.

•	Forward foreign exchange contracts to manage the foreign currency exposure related to certain intercompany loans not deemed to be permanently invested. The aggregate dollar equivalent of the notional amounts of the forward contracts was approximately $669 million and they expire in 2010.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio and other financial instruments as of year-end 2009 (in millions, excluding interest rates):

								Total Fair
	Expected Maturity or Transaction Date						Total at	Value at
	At December 31,						December 31,	December 31,
	2010	2011	2012	2013	2014	Thereafter	2009	2009

Liabilities
Fixed rate	$5	$8	$413	$300	$438	$1,142	$2,306	$2,422
Average interest rate							7.31%
Floating rate	$—	$114	$240	$250	$50	$—	$654	$654
Average interest rate							4.68%
Forward Foreign Exchange
Hedge Contracts:
Fixed (EUR) to Fixed (USD)	$24	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							1.43
Fixed (JPY) to Fixed (USD)	$4	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.01
Forward Foreign Exchange
Contracts:
Fixed (EUR) to Fixed (USD)	$395	$—	$—	$—	$—	$—	$(8)	$(8)
Average Exchange rate							1.54
Fixed (ARS) to Fixed (USD)	$1	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.26
Fixed (CLP) to Fixed (USD)	$21	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.00
Fixed (THB) to Fixed (USD)	$6	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.03
Fixed (JPY) to Fixed (USD)	$33	$—	$—	$—	$—	$—	$1	$1
Average Exchange rate							.01
Fixed (CAD) to Fixed (USD)	$1	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.94
Fixed (AUD) to Fixed (USD)	$24	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.90
Fixed (JPY) to Fixed (SGD)	$5	$—	$—	$—	$—	$—	$—	$—
Fixed (SGD) to Fixed (THB)	$6	$—	$—	$—	$—	$—	$—	$—
Fixed (AUD) to Fixed (EUR)	$100	$—	$—	$—	$—	$—	$(1)	$(1)
Fixed (GBP) to Fixed (EUR)	$62	$—	$—	$—	$—	$—	$1	$1
Fixed (JPY) to Fixed (THB)	$15	$—	$—	$—	$—	$—	$—	$—

Item 8.	Financial Statements and Supplementary Data.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited Starwood Hotels & Resorts Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008; and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2009 of the Company and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 25, 2010

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, those controls.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information regarding directors, executive officers and corporate governance is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2010 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

Item 11.	Executive Compensation.

Information regarding executive compensation is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information regarding certain relationships and related transactions and director independence is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

1-2.	The financial statements and financial statement schedule listed in the Index to Financial Statements and Schedule following the signature pages hereof.

3. Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Company, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated November 16, 1994). (The SEC file number of all filings made by the Company pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein is 1-7959).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Company and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Master Agreement and Plan of Merger, dated as of November 14, 2005, among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership (the “Merger Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on November 14, 2005).
2.4	Amendment Agreement, dated as of March 24, 2006, to the Merger Agreement (incorporated by reference to Exhibit 2.1 of the Joint Current Report on Form 8-K filed with the SEC on March 29, 2006).
3.1	Articles of Amendment and Restatement of the Company, as of May 30, 2007 (incorporated by reference to Appendix A to the Company’s 2007 Notice of Annual Meeting and Proxy Statement).
3.2	Amended and Restated Bylaws of the Company, as amended and restated through April 10, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2006 (the “April 13 Form 8-K”).
3.3	Amendment to Amended and Restated Bylaws of the Company, dated as of March 13, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2008).
4.1	Termination Agreement dated as of April 7, 2006 between the Company and the Trust (incorporated by reference to Exhibit 4.1 of the April 13 Form 8-K).
4.2	Amended and Restated Rights Agreement, dated as of April 7, 2006, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Amended and Restated Articles Supplementary of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.2 of the April 13 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 1999).
4.5	Second Indenture Supplement, dated as of April 9, 2006, among the Company, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the April 13 Form 8-K).

Exhibit
Number	Description of Exhibit

4.6	Indenture, dated as of April 19, 2002, among the Company, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed with the SEC on November 19, 2002 (the “2002 Forms S-4”)).
4.7	Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2007 (the “September 17 Form 8-K”)).
4.8	Supplemental Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the September 17 Form 8-K).
4.9	Supplemental Indenture No. 2, dated as of May 23, 2008, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2008).
4.10	Supplemental Indenture No. 3, dated as of May 7, 2009, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K files with the SEC on May 12, 2009).
4.11	Supplemental Indenture No. 4, dated as of November 20, 2009, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2009).
The registrant hereby agrees to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the registrant and its consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Company and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.2	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the “1997 Form 10-K”)).
10.3	Credit Agreement, dated as of February 10, 2006, among the Company, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A. and Societe Generale, as Syndication Agents, Bank of America, N.A. and Calyon New York Branch, as Co-Documentation Agents, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, The Bank of Nova Scotia, Citicorp North America, Inc., and the Royal Bank of Scotland PLC, as Senior Managing Agents and Nizvho Corporate Bank, Ltd. as Managing Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2006).
10.4	First Amendment, dated as of March 31, 2006, to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006).
10.5	Second Amendment, dated as of June 29, 2006, to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006).
10.6	Third Amendment dated as of April 27, 2007, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2007).
10.7	Fourth Amendment, dated as of December 20, 2007, to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.8	Fifth Amendment, dated as of April 11, 2008, to the Credit Agreement, dated as of February 10, 2006, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2008).
10.9	Credit Agreement, dated as of June 29, 2007, among the Company, Bank of America, N.A., as administrative agent and various lenders party thereto (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed with the SEC on July 5, 2007).

Exhibit
Number	Description of Exhibit

10.10	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).*
10.11	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001). *
10.12	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1).*
10.13	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K).*
10.14	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K).*
10.15	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Company’s 2002 Proxy Statement).*
10.16	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1).*
10.17	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).*
10.18	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K).*
10.19	2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008 (“2004 LTIP”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (the “January 2009 8-K”)).*
10.20	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 Form 10-Q2).*
10.21	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K).*
10.22	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 13, 2006 (the February 2006 Form 8-K”)).*
10.23	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K).*
10.24	Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the 2006 Form 10-Q2”)).*
10.25	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2).*
10.26	Annual Incentive Plan for Certain Executives, amended and restated as of December 2008 (incorporated by reference to Exhibit 10.2 to the January 2009 8-K).*
10.27	Starwood Hotels & Resorts Worldwide, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 22, 2008 (incorporate by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).*
10.28	Form of Indemnification Agreement between the Company and each of its Directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2009).*
10.29	Employment Agreement, dated as of November 13, 2003, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K).*
10.30	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2007 (the “August 17 Form 8-K”)).*
10.31	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Vasant Prabhu.*

Exhibit
Number	Description of Exhibit

10.32	Employment Agreement, dated as of November 13, 2003, between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”)).*
10.33	Letter Agreement, dated July 22, 2004 between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K).*
10.34	Letter Agreement, dated August 14, 2007, between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2007 (the “August 17 Form 8-K”)).*
10.35	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Kenneth S. Siegel.*
10.36	Separation Agreement and Mutual General Release of Claims, effective as of August 31, 2008, between the Company and Matthew Ouimet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2008).*
10.37	Employment Agreement, dated as of August 2, 2007, between the Company and Bruce W. Duncan (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2007).*
10.38	Form of Restricted Stock Unit Agreement between the Company and Bruce W. Duncan pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2007 Form 10-Q1).*
10.39	Amended and Restated Employment Agreement, dated as of December 30, 2008, between the Company and Frits van Paasschen.*
10.40	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.5 to the 2007 Form 10-Q3).*
10.41	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.6 to the 2007 Form 10-Q3).*
10.42	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.7 to the 2007 Form 10-Q3).*

10.57	Form of Severance Agreement between the Company and each of Messrs. Siegel and Prabhu.*
10.58	Sixth Amendment, dated as of April 27, 2009, to the Credit Agreement, dated as of February 10, 2006, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2009).
10.59	First Amendment, dated as of April 27, 2009, to the Credit Agreement, dated as of June 29, 2007, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K files with the SEC on April 28, 2009).
12.1	Calculation of Ratio of Earnings to Total Fixed Charges.+
21.1	List of our Subsidiaries.+
23.1	Consent of Ernst & Young LLP.+
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.+
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.+
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.+
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.+

+	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Chief Executive Officer and Director

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frits van Paasschen Frits van Paasschen	Chief Executive Officer and Director	February 25, 2010

/s/ Bruce W. Duncan Bruce W. Duncan	Chairman and Director	February 25, 2010

/s/ Vasant M. Prabhu Vasant M. Prabhu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/s/ Alan M. Schnaid Alan M. Schnaid	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 25, 2010

/s/ Adam M. Aron Adam M. Aron	Director	February 25, 2010

/s/ Charlene Barshefsky Charlene Barshefsky	Director	February 25, 2010

/s/ Thomas E. Clarke Thomas E. Clarke	Director	February 25, 2010

/s/ Clayton C. Daley, Jr. Clayton C. Daley, Jr.	Director	February 25, 2010

/s/ Lizanne Galbreath Lizanne Galbreath	Director	February 25, 2010

/s/ Eric Hippeau Eric Hippeau	Director	February 25, 2010

Signature	Title	Date

/s/ Stephen R. Quazzo Stephen R. Quazzo	Director	February 25, 2010

/s/ Thomas O. Ryder Thomas O. Ryder	Director	February 25, 2010

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	February 25, 2010

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51 (codified in FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidations) on January 1, 2009. The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 (codified in FASB ASC Topic 740, Income Taxes) on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 25, 2010

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In millions, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$87	$389
Restricted cash	47	96
Accounts receivable, net of allowance for doubtful accounts of $54 and $49	447	552
Inventories	783	986
Prepaid expenses and other	127	143

Total current assets	1,491	2,166
Investments	344	372
Plant, property and equipment, net	3,350	3,347
Assets held for sale	71	336
Goodwill and intangible assets, net	2,063	2,161
Deferred tax assets	982	639
Other assets	460	682

	$8,761	$9,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$5	$506
Accounts payable	139	171
Accrued expenses	1,212	1,274
Accrued salaries, wages and benefits	303	346
Accrued taxes and other	368	391

Total current liabilities	2,027	2,688
Long-term debt	2,955	3,502
Deferred income taxes	31	26
Other liabilities	1,903	1,843

	6,916	8,059

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 186,785,068 and 182,827,483 shares at December 31, 2009 and 2008, respectively	2	2
Additional paid-in capital	552	493
Accumulated other comprehensive loss	(283)	(391)
Retained earnings	1,553	1,517

Total Starwood stockholders’ equity	1,824	1,621
Noncontrolling interest	21	23

Total equity	1,845	1,644

	$8,761	$9,703

. The accompanying notes to financial statements are an integral part of the above statements

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
	(In millions, except per share data)

Revenues
Owned, leased and consolidated joint venture hotels	$1,584	$2,212	$2,384
Vacation ownership and residential sales and services	523	749	1,025
Management fees, franchise fees and other income	658	751	730
Other revenues from managed and franchised properties	1,947	2,042	1,860

	4,712	5,754	5,999
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,315	1,688	1,774
Vacation ownership and residential	422	583	758
Selling, general, administrative and other	314	377	416
Restructuring, goodwill impairment and other special charges, net	379	141	53
Depreciation	274	281	271
Amortization	35	32	26
Other expenses from managed and franchised properties	1,947	2,042	1,860

	4,686	5,144	5,158
Operating income	26	610	841
Equity (losses) earnings and gains and losses from unconsolidated ventures, net	(4)	16	66
Interest expense, net of interest income of $3, $3 and $21	(227)	(207)	(147)
Loss on asset dispositions and impairments, net	(91)	(98)	(44)

Income (loss) from continuing operations before taxes and noncontrolling interests	(296)	321	716
Income tax (expense) benefit	293	(72)	(183)

Income (loss) from continuing operations	(3)	249	533
Discontinued operations:
Income (loss) from operations, net of tax (benefit) expense of $(2), $4 and $6	(2)	5	11
Gain (loss) on dispositions, net of tax (benefit) expense of $(35), $54 and $1	76	75	(1)

Net income	71	329	543
Net loss (income) attributable to noncontrolling interests	2	—	(1)

Net income attributable to Starwood	$73	$329	$542

Earnings (Losses) Per Share — Basic
Continuing operations	$0.00	$1.37	$2.62
Discontinued operations	0.41	0.44	0.05

Net income	$0.41	$1.81	$2.67

Earnings (Losses) Per Share — Diluted
Continuing operations	$0.00	$1.34	$2.52
Discontinued operations	0.41	0.43	0.05

Net income	$0.41	$1.77	$2.57

Amounts attributable to Starwood’s Common Shareholders
Income (loss) from continuing operations	$(1)	$249	$532
Discontinued operations	74	80	10

Net income	$73	$329	$542

Weighted average number of shares	180	181	203

Weighted average number of shares assuming dilution	180	185	211

Dividends declared per share	$0.20	$0.90	$0.90

The accompanying notes to financial statements are an integral part of the above statements

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Net income	$71	$329	$543

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	86	(190)	84
Less: Recognition of accumulated foreign currency translation adjustments on sold hotels	(13)	—	—
Defined benefit pension plans net gains (losses) arising during the year	10	(61)	1
Net curtailment and settlement gains	23	1	—
Amortization of acturial gains and losses included in net periodic pension cost	5	2	2
Change in fair value of derivatives	—	4	—
Reclassification adjustments for gains (losses) included in net income	(6)	2	—
Change in fair value of investments	3	(1)	(3)
Reclassification for gains and amortization included in net income	—	(1)	(3)

	108	(244)	81
Comprehensive income	179	85	624
Comprehensive (income) loss attributable to noncontrolling interests	2	—	(1)
Foreign currency translation adjustments attributable to noncontrolling interests	1	—	—

Comprehensive income (loss) attributable to Starwood	$182	$85	$623

The accompanying notes to financial statements are an integral part of the above statements

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
			Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital(1)	(Loss) Income(2)	Earnings	Interests	Total
	(In millions)

Balance at December 31, 2006	213	$2	$2,286	$(228)	$948	$25	$3,033
Net income (loss)	—	—	—	—	542	1	543
Stock option and restricted stock award transactions, net	7	—	358	—	—	—	358
ESPP stock issuances	—	—	7	—	—	—	7
Share repurchases	(29)	—	(1,787)	—	—	—	(1,787)
Other	—	—	4	—	—	—	4
Impact of adoption of ASC 740-10(3)	—	—	—	—	35	—	35
Other comprehensive income (loss)	—	—	—	81	—	—	81
Dividends declared	—	—	—	—	(172)	—	(172)

Balance at December 31, 2007	191	2	868	(147)	1,353	26	2,102
Net income (loss)	—	—	—	—	329	—	329
Stock option and restricted stock award transactions, net	6	—	212	—	—	—	212
ESPP stock issuances	—	—	6	—	—	—	6
Share repurchases	(14)	—	(593)	—	—	—	(593)
Other	—	—	—	—	—	(2)	(2)
Other comprehensive income (loss)	—	—	—	(244)	—	—	(244)
Dividends declared	—	—	—	—	(165)	(1)	(166)

Balance at December 31, 2008	183	2	493	(391)	1,517	23	1,644
Net income (loss)	—	—	—	—	73	(2)	71
Stock option and restricted stock award transactions, net	4	—	54	—	—	—	54
ESPP stock issuances	—	—	5	—	—	—	5
Other comprehensive income (loss)	—	—	—	108	—	1	109
Dividends declared	—	—	—	—	(37)	(1)	(38)

Balance at December 31, 2009	187	$2	$552	$(283)	$1,553	$21	$1,845

(1)	Stock option and restricted stock award transactions are net of a tax (expense) benefit of ($18) million, $33 million and $65 million in 2009, 2008, and 2007 respectively.

(2)	As of December 31, 2009, this balance is comprised of $231 million of cumulative translation adjustments, $1 million unrealized net gain on investments and $53 million of cumulative pension adjustments.

(3)	This was previously FASB Interpretation No. (“FIN”) 48 and was updated in the ASC, which is the source of authoritative accounting principles recognized by the FASB.

The accompanying notes to financial statements are an integral part of the above statements

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Operating Activities
Net income	$71	$329	$543
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(76)	(75)	1
Depreciation and amortization	8	10	9
Other adjustments relating to discontinued operations	—	—	—
Stock-based compensation expense	53	68	99
Excess stock-based compensation tax benefit (expense)	—	(16)	(46)
Depreciation and amortization	309	313	297
Amortization of deferred loan costs	10	5	4
Non-cash portion of restructuring, goodwill impairment and other special charges (credits), net	332	74	48
Non-cash foreign currency (gains) losses, net	(6)	(5)	11
Amortization of deferred gains	(82)	(83)	(81)
Provision for doubtful accounts	72	64	43
Distributions in excess (deficit) of equity earnings	30	21	10
Gain on sale of VOI notes receivable	(24)	(4)	(2)
Loss (gain) on asset dispositions and impairments, net	91	98	44
Non-cash portion of income tax expense (benefit)	(260)	24	(142)
Changes in working capital:
Restricted cash	46	102	134
Accounts receivable	63	34	(34)
Inventories	(98)	(280)	(143)
Prepaid expenses and other	10	2	(2)
Accounts payable and accrued expenses	(44)	85	177
Accrued income taxes	(50)	(22)	210
VOI notes receivable activity, net	167	(150)	(209)
Other, net	(51)	52	(87)

Cash (used for) from operating activities	571	646	884

Investing Activities
Purchases of plant, property and equipment	(196)	(476)	(384)
Proceeds from asset sales, net	310	320	133
Issuance of notes receivable	(4)	(2)	(10)
Collection of notes receivable, net	2	5	55
Acquisitions, net of acquired cash	—	—	(74)
Purchases of investments	(5)	(37)	(49)
Proceeds from investments	35	39	112
Other, net	(26)	(21)	2

Cash (used for) from investing activities	116	(172)	(215)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	(102)	(570)	341
Long-term debt issued	726	986	1,400
Long-term debt repaid	(1,681)	(4)	(799)
Dividends paid	(165)	(172)	(90)
Proceeds from stock option exercises	2	120	190
Excess stock-based compensation tax benefit (expense)	—	16	46
Share repurchases	—	(593)	(1,787)
Other, net	227	(26)	(13)

Cash (used for) from financing activities	(993)	(243)	(712)

Exchange rate effect on cash and cash equivalents	4	7	11

Increase (decrease) in cash and cash equivalents	(302)	238	(32)
Cash and cash equivalents — beginning of period	389	151	183

Cash and cash equivalents — end of period	$87	$389	$151

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$203	$186	$164

Income taxes, net of refunds	$12	$58	$128

The accompanying notes to financial statements are an integral part of the above statements

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Company”). Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of almost 1,000 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

The consolidated financial statements include the accounts of the Company and all of its controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through February 25, 2010, the date the consolidated financial statements were filed.

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

Restricted Cash.  Restricted cash primarily consists of deposits received on sales of VOIs and residential properties that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. At December 31, 2009 and 2008, the Company had short-term restricted cash balances of $47 million and $96 million, respectively.

Inventories.  Inventories are comprised principally of VOIs of $434 million and $729 million as of December 31, 2009 and 2008, respectively, residential inventory of $315 million and $203 million at December 31, 2009 and 2008, respectively, and hotel inventory. VOI and residential inventory is carried at the lower of cost or net realizable value and includes $31 million, $25 million and $37 million of capitalized interest incurred in 2009, 2008 and 2007, respectively. Hotel inventory includes operating supplies and food and beverage inventory items which are generally valued at the lower of FIFO cost (first-in, first-out) or market. Hotel inventory also includes linens, china, glass, silver, uniforms, utensils and guest room items. Significant purchases of these items with a useful life of greater than one year are recorded at purchased cost and amortized over their useful life. Normal replacement purchases are expensed as incurred.

Loan Loss Reserves.  For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes profit on a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loss reserves, the Company uses a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of its loan loss reserve requirements. As of December 31, 2009, the average estimated default rate for the Company’s pools of receivables was 9.8%. Given the significance of the Company’s respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to its loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.

For the hotel segment, the Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Investments.  Investments in joint ventures are generally accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% or, if the Company has the power to direct the economic activities of the entity and the obligation to absorb losses, the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

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

Plant, Property and Equipment.  Plant, property and equipment, including capitalized interest of $4 million, $10 million and $10 million incurred in 2009, 2008 and 2007, respectively, applicable to major project expenditures are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 20 years for information technology software and equipment and the lesser of the lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the assets sold are insignificant.

The Company evaluates the carrying value of its assets for impairment. For assets in use when the trigger events specified in Accounting Standards Codification (“ASC”) 360, Property Plant, and Equipment occur, the expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at rates deemed reasonable for the type of asset and prevailing market conditions, comparative sales for similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

Goodwill and Intangible Assets.  Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. The Company does not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized on a straight-line basis over their respective

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

useful lives. The Company reviews all goodwill and intangible assets for impairment by comparisons of fair value to book value annually, or upon the occurrence of a trigger event. Impairment charges, if any, are recognized in operating results.

The Company recorded a goodwill impairment charge of $90 million to the vacation ownership reporting unit. It is reasonably possible that the remaining carrying value of vacation ownership goodwill may become further impaired if future operating results are below the Company’s estimates.

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

The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability (see Note 16), as of December 31, 2009 and 2008, is $689 million and $662 million, respectively, of which $244 million and $232 million, respectively, is included in accrued expenses.

Legal Contingencies.  The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. ASC 450, Contingencies requires that an estimated loss from a loss contingency be accrued with a corresponding charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position or its results of operations.

Derivative Financial Instruments.  The Company periodically enters into interest rate swap agreements, based on market conditions, to manage interest rate exposure. The net settlements paid or received under these agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt.

The Company enters into foreign currency hedging contracts to manage exposure to foreign currency fluctuations. All foreign currency hedging instruments have an inverse correlation to the hedged assets or liabilities. Changes in the fair value of the derivative instruments are classified in the same manner as the classification of the changes in the underlying assets or liabilities due to fluctuations in foreign currency exchange rates. These forward contracts do not qualify as hedges.

The Company periodically enters into forward contracts to manage foreign exchange risk based on market conditions. The Company enters into forward contracts to hedge fluctuations in forecasted transactions based on foreign currencies that are billed in United States dollars. These forward contracts have been designated as cash

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

flow hedges, and their change in fair value is recorded as a component of other comprehensive income. As a forecasted transaction occurs, the gain or loss is reclassified from other comprehensive income to management fees, franchise fees and other income.

The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

Foreign Currency Translation.  Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net gain of $6 million in 2009, a net gain of $5 million in 2008 and a net loss of $11 million in 2007.

Income Taxes.  The Company provides for income taxes in accordance with ASC 740, Income Taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.

Stock-Based Compensation.  The Company calculates the fair value of share-based awards on the date of grant. Restricted stock awards are valued based on the share price. The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans than a Black-Scholes model. The lattice valuation option pricing model requires the Company to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management judgment regarding market factors and trends. The Company amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded. Please refer to Note 21, Stock-Based Compensation.

Revenue Recognition.  The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) vacation ownership and residential revenues; (3) management and franchise revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered.

•	Vacation Ownership and Residential — The Company recognizes sales when the buyer has demonstrated a sufficient level of initial and continuing investment, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. Interest income

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

associated with timeshare notes receivable is also included in vacation ownership and residential sales and services revenue and totaled $48 million, $57 million and $40 million in 2009, 2008 and 2007, respectively. The Company has also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. The fees from these arrangements are generally based on the gross sales revenue of the units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectibility of the fees is reasonably assured.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W, Luxury Collection, Aloft and Element brand names, termination fees and the amortization of deferred gains related to sold properties for which the Company has significant continuing involvement, offset by payments by the Company under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, when the provisions of the management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized as the fees are earned and become due from the franchisee.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income or net income.

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

Costs Incurred to Sell VOIs.  The Company capitalizes direct costs attributable to the sale of VOIs until the sales are recognized. Selling and marketing costs capitalized under this methodology were approximately $3 million and $7 million as of December 31, 2009 and 2008, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of ASC 978, Real Estate — Time Sharing Activities. If a contract is cancelled, the Company charges the unrecoverable direct selling and marketing costs to expense and records forfeited deposits as income.

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

Advertising Costs.  The Company enters into multi-media ad campaigns, including television, radio, internet and print advertisements. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place. If it becomes apparent that the media

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

campaign will not take place, all costs are expensed at that time. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $118 million, $146 million and $116 million of advertising expense, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

Retained Interests.  The Company periodically sells notes receivable originated by its vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips. These retained interests are treated as “available-for-sale” transactions under the provisions of ASC 320 Investments — Debt and Equity Securities. The Company reports changes in the fair values of these Retained Interests considered temporary through the accompanying consolidated statement of comprehensive income. A change in fair value determined to be other-than-temporary is recorded as a loss in the Company’s consolidated statement of income. The Company had Retained Interests of $25 million and $19 million at December 31, 2009 and 2008, respectively. Additionally, as of December 31, 2009, the Company had $56 million of notes retained after the 2009 note sales.

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

Reclassifications.  Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation (see Note 17).

Impact of Recently Issued Accounting Standards.

Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05, which supplements the guidance included in the FASB Accounting Standards Codification (“Codification”), ASC 820, Fair Value Measurements. This ASU clarifies how an entity should measure the fair value of liabilities and that the restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after August 26, 2009. The Company adopted this topic on September 30, 2009 and it had no effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification tm and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted this topic on September 30, 2009 and it had no effect on the Company’s consolidated financial statements.

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

In January 2009, the FASB issued FSP Issue No. FAS No. 132(R)-1 “Employers Disclosures about Pensions and Other Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), included in the Codification as ASC 715-20-65-2. This topic provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This topic is effective for fiscal years ending after December 15, 2009. The Company adopted this topic on December 31, 2009 and incorporated it into its Employee Benefit Plan disclosure (see Note 18).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”), included in the Codification as ASC 815-10-65-1. This topic requires enhanced disclosure related to derivatives and hedging activities. This topic must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items for all financial statements issued for fiscal years and interim

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

periods beginning after November 15, 2008. The Company adopted this topic on January 1, 2009. See Note 22 for enhanced disclosures associated with the adoption.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160” (“SFAS No. 160”), included in the Codification as ASC 810-10-65-1. This topic establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other items, it requires that equity attributable to noncontrolling interests be recognized in equity separate from that of the Company’s and that consolidated net income now includes the results of operations attributable to noncontrolling interests. The Company adopted this topic on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), expected to be included in the Codification as ASC 860, Transfers

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and Servicing. This topic improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. This topic is effective for interim and annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the effect that this topic will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), expected to be included in the Codification as ASC 810, Consolidation. This topic changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. This topic is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has estimated that the adoption of this topic will require consolidation of its existing securitized loan vehicles resulting in additional assets (primarily accounts receivable and other assets) of $400 million, and additional liabilities (primarily short-term and long-term debt) of $445 million based on balances at December 31, 2009. Additionally, vacation ownership pretax earnings are estimated to increase by approximately $20 million in 2010. The Company is still evaluating other aspects of the topic.

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

In January 2010, the FASB issued ASU 2010-06 which amends certain guidance of ASC 820-10. The amendment will provide more robust disclosures about valuation techniques and inputs to fair value measurements. This topic is effective for interim and annual Reporting periods beginning after December 15, 2009. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

Note 3.	Earnings (Losses) per Share

Basic and diluted earnings (losses) per share are calculated using income (losses) from continuing operations attributable to Starwood’s common shareholders (i.e. excluding amounts attributable to noncontrolling interests).

The following is a reconciliation of basic earnings (losses) per share to diluted earnings (losses) per share for income (losses) from continuing operations (in millions, except per share data):

	Year Ended December 31,
	2009			2008			2007
	Earnings		Per			Per			Per
	(Losses)	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share

Basic (losses) earnings from continuing operations	$(1)	180	$0.00	$249	181	$1.37	$532	203	$2.62
Effect of dilutive securities:
Employee options and restricted stock awards	—	—		—	4		—	8

Diluted (losses) earnings from continuing operations	$(1)	180	$0.00	$249	185	$1.34	$532	211	$2.52

Approximately 12 million shares, 7 million shares and 1 million shares were excluded from the computation of diluted shares in 2009, 2008 and 2007, respectively, as their impact would have been anti-dilutive.

Income from continuing operations was adjusted for dispositions that occurred in 2009 and were reclassified to discontinued operations for all periods presented (see Note 17). The previously reported basic earnings per share were $1.40 and $2.67 for 2008 and 2007, respectively, and diluted earnings per share were $1.37 and $2.57 for 2008 and 2007, respectively.

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

Note 5.	Asset Dispositions and Impairments

As a result of the current economic climate, during 2009 and 2008, the Company reviewed the recoverability of its carrying values of its owned hotels and determined that certain hotels were impaired. The fair values of the hotels were estimated by using discounted cash flows, comparative sales for similar assets and recent letters of intent to sell certain assets. Impairment charges of $41 million and $64 million, relating to 11 hotels, were recorded in the years ended December 31, 2009 and 2008, respectively. These assets are reported in the Hotels operating segment. It is reasonably possible that there will be additional impairments on owned hotels in 2010 if economic conditions worsen.

Additionally, during 2009, the Company recorded a $13 million impairment of an investment in a hotel management contract that has been cancelled, a $5 million impairment of certain technology-related fixed assets and a $4 million loss on the sale of a wholly-owned hotel.

During 2009 and 2008, as a result of market conditions and its impact on the timeshare industry, the Company reviewed the fair value of its economic interests in securitized VOI notes receivable and concluded these interests were impaired. The fair value of the Company’s investment in these retained interests was determined by estimating the net present value of the expected future cash flows, based on expected default and prepayment rates (See Note 10.) The Company recorded impairment charges of $22 million and $23 million in the years ended December 31, 2009 and 2008, respectively, related to these retained interests. These assets are reported in the Vacation Ownership and Residential operating segment.

During the third quarter of 2009, the Company sold a wholly-owned hotel for cash proceeds of approximately $90 million. This sale was subject to a long-term management contract, and the Company recorded a deferred gain of $8 million in connection with the sale.

During the fourth quarter of 2008, the Company sold a wholly-owned hotel for net cash proceeds of $99 million. This sale was subject to a long term management contract and the Company recorded a deferred gain of $27 million in connection with the sale.

During the third quarter of 2008, the Company recorded a loss of $11 million primarily related to an investment in which the Company holds a minority interest. This investment was fully written off as the joint venture’s lenders began foreclosure proceedings on the underlying assets of the venture.

Note 6.	Assets Held for Sale

During the fourth quarter of 2009, the Company entered into purchase and sale agreements for the sale of two wholly owned hotels for total expected cash consideration of approximately $78 million. The Company received an $8 million non-refundable deposit from the prospective buyer during the quarter. The Company classified these assets and the estimated goodwill to be allocated as assets held for sale, ceased depreciating them and reclassified the operating results to discontinued operations. Reclassifications have been made to the 2008 balance in order to be comparable to the 2009 presentation (see Note 17).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Plant, Property and Equipment

Plant, property and equipment, excluding assets held for sale, consisted of the following (in millions):

	December 31,
	2009	2008

Land and improvements	$597	$591
Buildings and improvements	3,222	3,144
Furniture, fixtures and equipment	1,824	1,702
Construction work in process	180	194

	5,823	5,631
Less accumulated depreciation and amortization	(2,473)	(2,284)

	$3,350	$3,347

Reclassifications have been made to the 2008 balance in order to be comparable to the 2009 presentation (see Note 17).

The above balances include unamortized capitalized computer software costs of $136 million and $129 million at December 31, 2009 and 2008 respectively. Amortization of capitalized computer software costs was $36 million, $24 million and $23 million for the years ended December 31, 2009, 2008 and 2007 respectively.

Note 8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows (in millions):

		Vacation
	Hotel	Ownership
	Segment	Segment	Total

Balance at January 1, 2009(a)	$1,324	$241	$1,565
Cumulative translation adjustment	7	—	7
Asset dispositions	—	—	—
Impairment charge	—	(90)	(90)
Other	1	—	1

Balance at December 31, 2009	$1,332	$151	$1,483

(a)	Goodwill associated with discontinued operations total $74 million in 2009. This amount was reclassified in the December 31, 2008 balance sheet as reflected in the beginning balance above.

The Company performed its annual goodwill impairment test as of October 31, 2009 for its hotel and vacation ownership reporting units and determined that the vacation ownership goodwill was impaired, resulting in a charge of $90 million ($90 million after-tax) to the restructuring, goodwill and impairment and other charges line item in the consolidated statement of operations.

During the fourth quarter of 2009, the Company completed a comprehensive review of its vacation ownership business (see Note 13). As a result of this review, the Company decided not to develop certain vacation ownership sites and future phases of certain existing projects. These actions reduced the future expected cash flows of the vacation ownership reporting unit which contributed to impairment of its goodwill.

The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying amount then goodwill of the reporting unit is not

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

considered impaired. For the Company’s hotel reporting unit the fair value exceeded its carrying value. However, the fair value of the vacation ownership reporting unit was less than its carrying value, as such goodwill was deemed to be impaired, and step two of goodwill impairment test was performed. In the second step of the impairment test the Company determined the implied fair value of goodwill for the vacation ownership reporting unit by deducting the fair value of all tangible and intangible net assets as if it was acquired in a business combination, from the fair value determined in step one. This step resulted in an implied goodwill fair value of $151 million compared to an actual goodwill balance of $241 million, with the difference of $90 million representing the impairment charge. In determining fair values associated with the goodwill impairment steps, the Company primarily used the income and the market approaches. Under the income approach, fair value was determined based on the estimated future cash flows of the reporting units taking into account assumptions such as, REVPAR, operating margins and sales pace of vacation ownership units and discounting these cash flows using a discount rate commensurate with the risk inherent in the calculations. Under the market approach, the fair value of the reporting units were determined based on market valuation techniques such as comparable revenue and EBITDA multiples of similar companies in the hospitality industry. The vacation ownership goodwill had not been previously impaired.

Based on the economic climate and the deterioration of results in the timeshare industry, it is reasonably possible that the fair value of the vacation ownership segment could continue to decline, which could result in a further impairment of its goodwill in the near term.

Intangible assets consisted of the following (in millions):

	December 31,
	2009	2008

Trademarks and trade names	$309	$315
Management and franchise agreements	376	354
Other	76	90

	761	759
Accumulated amortization	(181)	(163)

	$580	$596

The intangible assets related to management and franchise agreements have finite lives, and accordingly, the Company recorded amortization expense of $35 million, $32 million and $26 million, respectively, during the years ended December 31, 2009, 2008 and 2007. The other intangible assets noted above have indefinite lives. Amortization expense relating to intangible assets with finite lives for each of the years ended December 31 is expected to be as follows (in millions):

2010	$36
2011	$33
2012	$32
2013	$32
2014	$32

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9.	Other Assets

Other assets include the following (in millions):

	December 31,
	2009	2008

VOI notes receivable, net	$222	$444
Other notes receivable, net	34	32
Prepaid taxes	103	130
Deposits and other	101	76

Total	$460	$682

Included in these balances at December 31, 2009 and 2008 are the following fixed rate notes receivable related to the financing of VOIs (in millions):

	December 31,
	2009	2008

Gross VOI notes receivable	$336	$581
Allowance for uncollectible VOI notes receivable	(94)	(91)

Net VOI notes receivable	242	490
Less current maturities of gross VOI notes receivable	(30)	(54)
Current portion of the allowance for uncollectible VOI notes receivable	10	8

Long-term portion of net VOI notes receivable	$222	$444

The current maturities of net VOI notes receivable are included in accounts receivable in the Company’s balance sheets.

As discussed in Note 2, as the Company holds large amounts of similar VOI notes receivable, the Company assesses its loan loss reserves based on pools of receivables. As of December 31, 2009, the average estimated default rate for the Company’s pool of receivables was 9.8%. Given the significance of the Company’s respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to its loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million. It is reasonably possible that the carrying value of the VOI notes receivable could materially change in 2010 if the economy continues to worsen.

The interest rates of the owned VOI notes receivable are as follows:

	December 31,
	2009	2008

Range of stated interest rates	0% - 18%	0% - 18%
Weighted average interest rate	12.1%	11.9%

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The maturities of the gross VOI notes receivable are as follows (in millions):

	December 31,
	2009	2008

Due in 1 year	$30	$54
Due in 2 years	25	47
Due in 3 years	29	52
Due in 4 years	34	64
Due in 5 years	41	66
Due beyond 5 years	177	298

Total gross VOI notes receivable	$336	$581

The activity in the allowance for VOI loan losses was as follows (in millions):

Balance at January 1, 2009	$91
Provision for loan losses	64
Write-offs of uncollectible receivables and other	(61)

Balance at December 31, 2009	$94

Note 10.	Notes Receivable Securitizations

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

With respect to those transactions still outstanding at December 31, 2009, the Company retains economic interests (the “Retained Interests”) in securitized VOI notes receivables through SPE ownership of QSPE beneficial interests. The Retained Interests, which are comprised of subordinated interests and interest only strips in the related VOI notes receivable, provide credit enhancement to the third-party purchasers of the related QSPE beneficial interests. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing and other related fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at December 31, 2009, the Retained Interests are classified and accounted for as “available-for-sale” securities. Securities are classified as “available for sale” if the Company does not have the intent and ability to hold these securities to maturity or these securities were not bought with the intent to be sold in the near term. These securities are reported at fair value, with credit losses recorded in the statement of income and other unrealized gains and losses reported in stockholders’ equity.

The Company’s securitization agreements provide the Company with the option, subject to certain limitations, to repurchase or replace defaulted VOI notes receivable at their outstanding principal amounts. Such activity totaled $29 million, $23 million and $21 million during 2009, 2008 and 2007, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company’s replacement of the defaulted VOI notes receivable under the securitization agreements with new VOI notes receivable resulted in net gains of approximately $3 million, $4 million and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$2 million during 2009, 2008 and 2007, respectively, which are included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

In June 2009, the Company securitized approximately $181 million of VOI notes receivable (the “2009-A Securitization”) resulting in cash proceeds of approximately $125 million. The Company retained $44 million of interests in the QSPE, which included $43 million of notes the Company effectively owned after the transfer and $1 million related to the interest only strip. The related loss on the 2009-A Securitization of $2 million is included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2009-A Securitization were as follows: an average discount rate of 12.8%, an average expected annual prepayment rate including defaults of 17.9%, and an expected weighted average remaining life of prepayable notes receivable of 52 months. These key assumptions are based on the Company’s historical experience.

In December 2009, the Company securitized approximately $200 million of VOI notes receivable (the “2009-B Securitization”) resulting in cash proceeds of approximately $166 million. The Company retained $31 million of interests in the QSPE, which included $22 million of notes the Company effectively owned after the transfer and $9 million related to the interest only strip. The related gain on the 2009-B Securitization of $19 million is included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2009-B Securitization were as follows: an average discount rate of 7.5%, an average expected annual prepayment rate including defaults of 24.4%, and an expected weighted average remaining life of prepayable notes receivable of 69 months. These key assumptions are based on the Company’s historical experience.

In December 2009, the Company entered into an amendment with the third-party beneficial interest owner regarding the notes issued in the 2009-A Securitization (the 2009-A Amendment). The amendment to the terms included a reduction of the coupon rate and an increase in the effective advance rate. As the increase in the advance rate produced additional cash proceeds of $9 million, this resulted effectively in additional loans sold to the QSPE from the original over collateralization. The discount rates used in measuring the fair value of the Retained Interests at the time of the 2009-A Amendment were 6.5% for the interest only strip and 12.8% for the remaining loans effectively not sold (unchanged from June 2009). The resulting retained interest was $6 million and resulting loans effectively owned were $33 million. The related gain on the 2009-A Amendment of $4 million is included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

Although the notes effectively owned after the transfers were measured at fair value on the transfer date, they require prospective accounting treatment as notes receivable and will be carried at the basis established at the date of transfer and accrete interest over time to return to the historical cost basis. If the Company deems such amount to be non-recoverable in the future, it will record a valuation allowance. During 2009, the Company recorded a valuation allowance of $4 million. As of December 31, 2009, the value of the notes that the Company effectively owned from the 2009-A Securitization, the 2009-B Securitization and the 2009-A Amendment was approximately $56 million, which the Company classified as “Other assets” in its consolidated balance sheets.

At December 31, 2009, the aggregate outstanding principal balance of VOI notes receivable that has been securitized was $529 million. The aggregate principal amount of those VOI notes receivables that were more than 90 days delinquent at December 31, 2009 was approximately $6 million.

Gross credit losses for all VOI notes receivable that have been securitized totaled $42 million, $31 million and $23 million during 2009, 2008 and 2007, respectively.

The Company received aggregate cash proceeds of $21 million, $26 million and $33 million from the Retained Interests during 2009, 2008 and 2007, respectively. The Company received aggregate servicing fees of $4 million, $3 million and $4 million related to these VOI notes receivable during 2009, 2008 and 2007, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

At the time of each VOI notes receivable securitization and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. The key assumptions used in measuring the fair value associated with its note securitizations as of December 31, 2009 was as follows: an average discount rate of 7.8%, an average expected annual prepayment rate including defaults of 15.8% and an expected weighted average remaining life of prepayable notes receivable of 86 months.

The fair value of the Company’s Retained Interest as of December 31, 2009 and 2008 was $25 million and $19 million with amortized cost basis of $22 million and $21 million, respectively. Temporary differences in the fair value of the retained interests recorded in other comprehensive income totaled a $3 million gain for the year ended December 31, 2009 and a $2 million loss for the year ended December 31, 2008. Total other-than-temporary impairments related to credit losses recorded in loss on asset dispositions and impairments totaled $22 million, $23 million and $3 million during 2009, 2008 and 2007, respectively.

The Company completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses as of December 31, 2009. The decreases in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (in millions). The factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$1.1
100 basis points-percentage	4.5%
200 basis points-dollars	$2.2
200 basis points-percentage	8.8%
Discount rate:
100 basis points-dollars	$0.5
100 basis points-percentage	1.9%
200 basis points-dollars	$0.9
200 basis points-percentage	3.8%
Gross annual rate of credit losses:
100 basis points-dollars	$5.0
100 basis points-percentage	20.1%
200 basis points-dollars	$9.1
200 basis points-percentage	36.5%

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Fair Value

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Interest Rate Swaps	$—	$7	$—	$7
Retained Interests	—	—	25	25

	$—	$7	$25	$32
Liabilities:
Forward contracts	$—	$7	$—	$7

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

The Company estimates the fair value of its Retained Interests using a discounted cash flow model with unobservable inputs, which is considered Level 3. See Note 10 for the assumptions used to calculate the estimated fair value and sensitivity analysis based on changes in assumptions.

The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (in millions):

Balance at January 1, 2009	$19
Total losses (realized/unrealized)
Included in earnings	(19)
Included in other comprehensive income	3
Purchases, issuances, and settlements	22
Transfers in and/or out of Level 3	—

Balance at December 31, 2009	$25

Note 12.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of December 31, 2009 and 2008, the Company had total deferred gains of $1.093 billion and $1.151 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $82 million, $83 million and $81 million in 2009, 2008 and 2007, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Restructuring, Goodwill Impairment and Other Special Charges, Net

During the year ended December 31, 2009, the Company completed a comprehensive review of its vacation ownership business. The Company decided not to develop certain vacation ownership sites and future phases of certain existing projects. As a result of these decisions, the Company recorded a primarily non-cash impairment charge of $255 million. The impairment included a charge of approximately $148 million primarily related to land held for development; a charge of $64 million for the reduction in inventory values at four properties; the write-off of fixed assets of $21 million; facility exit costs of $15 million and $7 million in other costs. Additionally, as a result of this decision and the current economic climate, the Company recorded a $90 million non-cash charge for the impairment of goodwill in the vacation ownership reporting unit (see Note 8).

Additionally, in 2009, the Company recorded restructuring and other special charges of $34 million, primarily related to severance charges and costs to close vacation ownership sales galleries, associated with its ongoing initiative of rationalizing its cost structure.

During the year ended December 31, 2008, the Company recorded restructuring and other special charges of $141 million, including $62 million of severance and related charges associated with its ongoing initiative of rationalizing its cost structure. The Company also recorded impairment charges of approximately $79 million primarily related to the decision not to develop two vacation ownership projects as a result of the current economic climate and its impact on business conditions.

During the year ended December 31, 2007, the Company recorded net restructuring and other special charges of approximately $53 million primarily related to the Company’s redevelopment of the Sheraton Bal Harbour Beach Resort (“Bal Harbour”). The Company demolished the hotel in late 2007 and is in the process of rebuilding a St. Regis hotel along with branded residences and fractional units. Bal Harbour was closed for business on July 1, 2007, and the majority of employees were terminated. The charge primarily related to accelerated depreciation, demolition, and severance costs.

In determining the fair value associated with the impairment charges the Company primarily used the income and market approaches. Under the income approach, fair value was determined based on estimated future cash flows taking into consideration items such as operating margins and the sales pace of vacation ownership intervals, discounted using a rate commensurate with the inherent risk of the project. Under the market approach, fair value was determined with comparable sales of similar assets and appraisals.

Restructuring, Goodwill Impairment and Other Special Charges by operating segment are as follows:

	Year Ended December 31,
	2009	2008	2007

Segment
Hotel	$21	$41	$53
Vacation Ownership & Residential	358	100	—

Total	$379	$141	$53

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company had remaining accruals of $34 million as of December 31, 2009, which are primarily recorded in accrued expenses and other liabilities. The following table summarizes activity in the restructuring and other special charges related accounts during the year ended December 31, 2009 (in millions):

	December 31,			Non-cash	December 31,
	2008	Expenses	Payments	Other	2009

Retained reserves established by Sheraton Holding prior to its merger with the Company in 1998	$8	$—	$—	$—	$8
Le Méridien Acquisition reserves	—	(2)	—	2	—
Consulting fees associated with cost
reduction initiatives	3	5	(7)	—	1
Severance	23	24	(43)	—	4
Closure of vacation ownership facilities	7	7	(4)	(4)	6
Impairments of land, inventory and construction in progress	—	255	—	(240)	15
Impairment of goodwill	—	90	—	(90)	—

Total	$41	$379	$(54)	$(332)	$34

Note 14.	Income Taxes

Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Pretax income
U.S.	$(408)	$185	$501
Foreign	112	136	215

	$(296)	$321	$716

Provision (benefit) for income tax
Current:
U.S. federal	$(84)	$(15)	$161
State and local	12	32	7
Foreign	38	48	157

	(34)	65	325

Deferred:
U.S. federal	(117)	28	(105)
State and local	(18)	(23)	—
Foreign	(124)	2	(37)

	(259)	7	(142)

	$(293)	$72	$183

No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $759 million as of December 31, 2009 since these amounts are permanently reinvested.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,
	2009	2008

Plant, property and equipment	$502	$389
Intangibles	7	10
Allowances for doubtful accounts and other reserves	225	132
Employee benefits	99	105
Net operating loss, capital loss and tax credit carryforwards	503	605
Deferred income	(83)	(238)
Other	180	98

	1,433	1,101
Less valuation allowance	(482)	(488)

Deferred income taxes	$951	$613

At December 31, 2009, the Company had federal and state net operating losses, which have varying expiration dates extending through 2028, of approximately $1 million and $2.4 billion, respectively. The Company had federal tax credit carryforwards, which are expected to be realized, of $13 million which will fully expire by 2029. The Company also had foreign net operating loss and tax credit carryforwards of approximately $58 million and $19 million, respectively. The majority of foreign net operating loss carryforwards are in jurisdictions with an indefinite carryforward period and the tax credit carryforwards will fully expire by 2016. The Company has established a valuation allowance against substantially all of the tax benefit for the federal and state loss carryforwards and all foreign carryforwards as it is unlikely that the benefit will be realized prior to their expiration. The Company is currently considering certain tax-planning strategies that may allow it to utilize these tax attributes within the statutory carryforward period.

The Company generated a federal capital loss in connection with a disposition transaction in 2006 which was originally estimated at approximately $2.6 billion at December 31, 2006. During 2007, the Company completed its 2006 tax return which included the transaction and adopted FIN 48. As a result, the Company reduced its original estimate of this capital loss and corresponding valuation allowance by approximately $1.2 billion, resulting in a revised amount of $1.4 billion at December 31, 2006. Through December 31, 2009, approximately $594 million of a $1.4 billion capital loss has been utilized to offset 2009 and prior years’ capital gains. The remaining $782 million of capital loss is available to offset federal capital gains through 2011. The Company also had state capital losses generated by the disposition transaction in 2006 of approximately $961 million, substantially all of which expire in 2011. Due to the uncertainty of realizing the tax benefit of the federal and state capital loss carryforwards, the entire tax benefit of the losses has been offset by a valuation allowance.

In February 1998, the Company disposed of ITT World Directories. The Company recorded $551 million of income taxes relating to this transaction. While the Company strongly believes this transaction was completed on a tax-deferred basis, in 2002 the IRS proposed an adjustment to fully tax the gain in 1998, which would increase Starwood’s taxable income by approximately $1.4 billion in that year. During 2004, the Company filed a petition in United States Tax Court to contest the IRS’s proposed adjustment. As a result of an August 2005 United States Tax Court decision against another taxpayer, the Company decided to treat this transaction as if it were taxable in 1998 for accounting purposes. As such, the Company applied substantially all of its federal net operating loss carryforwards against the gain and accrued interest, resulting in a $360 million net current liability. The Company paid the entire current liability to the IRS in October 2005 in order to eliminate any future interest accruals associated with the pending dispute. In January 2009, the Company and the IRS reached an agreement in principle to settle the litigation pertaining to the tax treatment of this transaction. The Company expects to finalize the details of the agreement and obtain the refund during 2010.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Tax provision at U.S. statutory rate	$(104)	$112	$251
U.S. state and local income taxes	(3)	8	13
Tax on repatriation of foreign earnings	(45)	(14)	(29)
Foreign tax rate differential	(25)	(20)	12
Italian incentive program	(120)	—	—
Nondeductible goodwill	39	—	6
Change in uncertain tax positions	9	—	13
Tax settlements	1	—	2
Tax benefit on the deferred gain from asset sales	(3)	(10)	(3)
Adjustment to tax benefits recognized in disposition transaction	—	—	97
Basis difference on asset sales	(29)	16	(2)
Change in of valuation allowance	—	(31)	(158)
Other	(13)	11	(19)

Provision for income tax (benefit)	$(293)	$72	$183

During 2009, the Company completed an evaluation of its ability to claim U.S. foreign tax credits generated in prior years on its federal tax return. As a result of this analysis, the Company determined that it can realize the credits for the 2001 through and 2004 tax years. The Company had not previously accrued this benefit since the realization of the benefit was determined to be unlikely. Therefore, during 2009, a $37 million tax benefit, net of incremental taxes and interest, was recorded for these foreign tax credits. During 2007, the Company determined that it can realize similar U.S. foreign tax credits generated in 1999 and 2000. As a result of that determination, the Company recognized a $28 million tax benefit, net of incremental taxes and interest.

During 2009, the Company entered into an Italian tax incentive program through which the tax basis of its Italian owned hotels were stepped up in exchange for paying $9 million of current tax over a three year period. As a result, the Company was able to recognize a tax benefit of $129 million to establish the deferred tax asset related to the basis step up. This benefit was offset by a $9 million tax charge to accrue the current tax payable under the program, resulting in a net benefit of $120 million.

During 2009, the Company recognized goodwill impairments associated with the sale of a wholly-owned hotel and the overall value of its timeshare operations. For tax purposes, the impairments are not deductible. As a result, the Company did not recognize a tax benefit on the impairments and the provision for income tax was unfavorably impacted by a $39 million charge. During 2007, the Company recognized goodwill impairments associated with the sale of a wholly-owned hotel. These impairments were also not deductible for tax purposes and the provision for income tax was unfavorably impacted by a $6 million charge.

Pursuant to FIN 48, the Company is required to accrue tax and associated interest and penalty on uncertain tax positions. The Company recorded charges of $9 million, $0 million and $13 million, for the years ended December 31, 2009, 2008, and 2007, respectively, primarily associated with interest due on existing uncertain tax positions.

When the Company sells a wholly-owned hotel subject to a long-term management contract, the pretax gain is deferred and is recognized over the life of the contract. In such instances, the Company establishes a deferred tax asset on the deferred gain and recognizes the related tax benefit through the tax provision. The Company recorded

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

benefits of $3 million, $10 million and $3 million, for the years ended December 31, 2009, 2008, and 2007, respectively, to establish the deferred tax assets on these types of dispositions.

In 2007, the Company recognized a net $97 million tax charge as an adjustment to a tax benefit accrued in 2006 related to a disposition transaction.

During 2008 and 2007, the Company completed certain transactions that generated capital gains for U.S. tax purposes. These gains were offset by capital losses generated in 2006. As discussed above, the Company had not previously accrued a benefit for the capital loss since the realization was determined to be unlikely. Therefore, during 2008 and 2007, the Company recorded tax benefits of $31 million and $158 million, respectively, to reverse the capital loss valuation allowance.

As a result of the implementation of FIN 48 in 2007, the Company recognized a $35 million cumulative effect adjustment to the beginning balance of retained earnings in the period. As of December 31, 2009, the Company had approximately $999 million of total unrecognized tax benefits, of which $73 million would affect its effective tax rate if recognized. As discussed above, the Company expects to resolve the tax litigation related to the ITT World Directories transaction during 2010 and expects to reduce that amount of unrecognized tax benefits by approximately $499 million. It is reasonably possible that zero to substantially all of the Company’s other remaining unrecognized tax benefits will reverse within the next twelve months. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2008	$968
Additions based on tax positions related to the current year	41
Additions for tax positions of prior years	2
Settlements with tax authorities	(3)
Reductions for tax positions of prior years	(4)
Reductions due to the lapse of applicable statutes of limitation	(1)

Balance at December 31, 2008	$1,003

Balance at January 1, 2009	$1,003
Additions based on tax positions related to the current year	4
Additions for tax positions of prior years	2
Settlements with tax authorities	(7)
Reductions for tax positions of prior years	(1)
Reductions due to the lapse of applicable statutes of limitation	(2)

Balance at December 31, 2009	$999

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. The Company had $233 million and $224 million accrued for the payment of interest and no accrued penalties as of December 31, 2009 and December 31, 2008, respectively.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of December 31, 2009, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 15.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,
	2009	2008

Senior Credit Facilities:
Revolving Credit Facilities, interest rates ranging from 3.70% to 3.94% at December 31, 2009, maturing 2011	$114	$213
Term loan repaid during 2009	—	1,375
Senior Notes, interest at 7.875%, maturing 2012	608	799
Senior Notes, interest at 6.25%, maturing 2013	498	601
Senior Notes, interest at 7.875%, maturing 2014	485	—
Senior Notes (former Sheraton Holding notes), interest at 7.375%, maturing 2015	449	449
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	244	—
Mortgages and other, interest rates ranging from 5.80% to 8.56%, various maturities	162	171

	2,960	4,008
Less current maturities	(5)	(506)

Long-term debt	$2,955	$3,502

Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2010	$5
2011	122
2012	653
2013	550
2014	488
Thereafter	1,142

$2,960

The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $1.6 billion of available borrowing capacity under its domestic and foreign lines of credit as of December 31, 2009. The short-term borrowings at December 31, 2009 and 2008 were insignificant.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, limitations on incurring additional debt ability to pay dividends, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. The Company was in compliance with all of the short-term and long-term debt covenants at December 31, 2009.

During 2009, the Company reduced debt by over $1 billion. The Company issued new debt of $750 million and prepaid debt of $1.675 billion including term loans maturing in 2009, 2010, and 2011 totaling $1.375 billion. Additional sources of cash generated to pay down debt were proceeds from asset sales, securitizations and a co-branding arrangement, as described in Notes 5, 10 and 16.

During 2009, the Company entered into six interest rate swap agreements with a notional amount of $500 million, under which the Company pays floating and receives fixed interest rates (see Note 22).

On December 7, 2009, the Company used the proceeds from a public offering of Senior Notes described below, together with other borrowings, to complete a tender offer to repurchase $195 million of the principal amount of its 7.875% Senior Notes due 2012 and $105 million of its 6.25% Senior Notes due 2013. In connection with this tender offer, the Company recorded a $17 million charge to interest expense related to the tender premium and unamortized debt issue costs.

On November 24, 2009, the Company completed a public offering of $250 million of Senior Notes (“the 7.15% Notes”) due December 1, 2019. The Company received net proceeds of approximately $241 million, which were used to repurchase a portion of outstanding Senior Notes (discussed above). Interest on the 7.15% Notes is payable semi-annually on June 1 and December 1. The Company may redeem all or a portion of the 7.15% Notes at any time at the Company’s option at a price equal to the greater of (1) 100% of the aggregate principal plus accrued and unpaid interest and (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the redemption rate on a semi-annual basis at the Treasury rate plus 50 basis points, plus accrued and unpaid interest. The 7.15% Notes rank parri passu with all other unsecured and unsubordinated obligations. Upon a change in control of the Company, the holders of the 7.15% Notes will have the right to require repurchase of the respective 7.15% Notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants on the 7.15% Notes include restrictions on liens, sale and leaseback transactions, mergers, consolidations and sale of assets.

On April 30, 2009, the Company completed a public offering of $500 million of senior notes with a coupon rate of 7.875% (the “7.875% Notes”) due October 15, 2014, issued at a discount price of 96.285%. The Company received net proceeds of approximately $475 million which were used to reduce the outstanding borrowings under its Amended Credit Facilities and for general purposes. Interest on the 7.875% Notes is payable semi-annually on April 15 and October 15. The Company may redeem all or a portion of the 7.875% Notes at any time at the Company’s option at a discount rate of Treasury plus 50 basis points. The 7.875% Notes will rank parri passu with all other unsecured and unsubordinated obligations. Upon a change in control of the Company, the holders of the 7.875% Notes will have the right to require repurchase of the 7.875% Notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants on the 7.875% Notes include restrictions on liens, sale and leaseback transactions, mergers, consolidations and sale of assets.

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

Note 16.	Other Liabilities

Other liabilities consisted of the following (in millions):

	December 31,
	2009	2008

Deferred gains on asset sales	$1,009	$1,069
SPG point liability(a)	634	430
Deferred income including VOI and residential sales	33	55
Benefit plan liabilities	65	106
Insurance reserves	46	50
Other	116	133

	$1,903	$1,843

(a)	Includes the actuarially determined liability related to the SPG program and the liability associated with the American Express transaction discussed below.

In June 2009, the Company entered into an amendment to its existing co-branded credit card agreement (“Amendment”) with American Express and extended the term of its co-branding agreement to June 15, 2015. In connection with the Amendment in July 2009, the Company received $250 million in cash and, in return, sold SPG points to American Express. In accordance with ASC 470, Debt, the Company has recorded the sale of these points as a financing arrangement with an implicit interest rate of 4.5%. The liability associated with this financing arrangement will be reduced ratably over a five year period beginning in October 2009. In accordance with the terms of the Amendment, if the Company fails to comply with certain financial covenants the Company would have to

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

repay the remaining liability and, if the Company does not repay such liability, the Company is required to pledge certain receivables as collateral for the remaining balance of the liability.

Note 17.	Discontinued Operations

Summary financial information for discontinued operations is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Income Statement Data
Gain (loss) on disposition, net of tax	$76	$75	$(1)
Income (loss) from operations, net of tax	(2)	5	11

For the year ended December 31, 2009, the $76 million (net of tax) gain on dispositions includes the gains from the sale of the Company’s Bliss spa business, other non-core assets and three hotels. The operations from the Bliss spa business, and the revenues and expenses from two hotels which are in the process of being sold, are included in discontinued operations, resulting in a loss of $2 million, net of tax.

The assets sold in 2009 and the two hotels recorded in assets held for sale at December 31, 2009 were reclassified in the December 31, 2008 balance sheet as assets held for sale in order to segregate the discontinued operations assets from continuing operations assets. The impact of the current assets and liabilities related to the discontinued operations were not reclassified as the change was inconsequential.

	Previously	As
	Reported	Restated	Change

Goodwill and intangible assets, net	$2,235	$2,161	$(74)
Plant, property and equipment, net	3,599	3,347	(252)
Assets held for sale	10	336	326

For the year ended December 31, 2008, the gain on dispositions includes a $124 million gain ($129 million pre tax) on sale of three hotels which were sold unencumbered by management or franchise contracts partially offset by a $49 million tax charge as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of the Company’s businesses several years ago. Additionally, $5 million ($9 million pretax) of 2008 results from operations relating to Bliss and the two owned hotels that were in the process of being sold at December 31, 2009, were reclassified to discontinued operations for the year ended December 31, 2008.

For the year ended December 31, 2007, the income from discontinued operations represents $11 million ($17 million pretax) of 2007 results from operations relating to Bliss and the two hotels that were in the process of being sold at December 31, 2009 and that were reclassified to discontinued operations. The loss on disposition includes a $1 million tax assessment associated with the disposition of the Company’s former gaming business in 1999.

Note 18.	Employee Benefit Plans

During the year ended December 31, 2009, the Company recorded net actuarial gain and gains from settlements and curtailments of $10 million (net of tax) and $23 million (net of tax) respectively. These gains were recorded in other comprehensive income. The amortization of actuarial loss, a component of accumulated other comprehensive income, for the year ended December 31, 2009 was $5 million (net of tax).

Included in accumulated other comprehensive (loss) income at December 31, 2009 are unrecognized net actuarial losses of $63 million ($53 million, net of tax) that have not yet been recognized in net periodic pension

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

cost. The actuarial loss included in accumulated other comprehensive (loss) income and expected to be recognized in net periodic pension cost during the year ended December 31, 2010 is $1 million ($1 million, net of tax).

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

The following table sets forth the projected benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation of the Company’s defined benefit pension and postretirement benefit plans at December 31, 2009 and 2008 (in millions):

	Domestic
	Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008	2009	2008

Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$17	$17	$199	$206	$18	$20
Service cost	—	—	5	4	—	—
Interest cost	1	1	13	11	1	1
Actuarial loss (gain)	—	—	11	20	3	—
Settlements and curtailments	—	—	(50)	(7)	—	—
Effect of foreign exchange rates	—	—	8	(27)	—	—
Plan participant contributions	—	—	—	—	1	—
Benefits paid	(1)	(1)	(6)	(6)	(4)	(3)
Plan amendments	—	—	(2)	(2)	—	—

Benefit obligation at end of year	$17	$17	$178	$199	$19	$18

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$132	$185	$2	$5
Actual return on plan assets, net of expenses	—	—	28	(35)	—	—
Employer contribution	1	1	21	20	2	3
Plan participant contributions	—	—	—	—	1	—
Effect of foreign exchange rates	—	—	9	(26)	—	—
Settlements and curtailments	—	—	(25)	(6)	—	—
Asset transfer	—	—	—	—	—	(3)
Benefits paid	(1)	(1)	(6)	(6)	(4)	(3)

Fair value of plan assets at end of year	$—	$—	$159	$132	$1	$2

Unfunded status	$(17)	$(17)	$(19)	$(67)	$(18)	$(16)

Accumulated benefit obligation	$17	$17	$176	$174	n/a	n/a

Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$17	$17	$117	$132	$19	$18

Accumulated benefit obligation	$17	$17	$115	$108	n/a	n/a

Fair value of plan assets	$—	$—	$87	$57	$1	$2

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The net underfunded status of the plans at December 31, 2009 was $54 million, of which $57 million is in other liabilities and $3 million is in accrued expenses and $6 million is in other assets in the accompanying balance sheet.

All domestic pension plans are frozen plans, where employees do not accrue additional benefits. Therefore, at December 31, 2009 and 2008, the projected benefit obligation is equal to the accumulated benefit obligation. In 2009, the Company elected to freeze its foreign service pension plan and settled its defined benefit pension plans in Canada, resulting in a $50 million reduction in the projected benefit obligation.

The following table presents the components of net periodic benefit cost and the impact of the plan curtailments and settlements for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Domestic
	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost	$—	$—	$—	$5	$4	$5	$—	$—	$—
Interest cost	1	1	1	13	11	12	1	1	1
Expected return on plan assets	—	—	—	(10)	(10)	(11)	—	—	(1)
Amortization of actuarial loss	—	—	—	5	2	2	—	—	—
Other	—	—	—	—	1	—	—	—	—

ASC 715 Compensation	1	1	1	13	8	8	1	1	—

Settlement and curtailment (gain) loss	—	—	—	(4)	1	—	—	—	—

Net periodic benefit cost	$1	$1	$1	$9	$9	$8	$1	$1	$—

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010, gradually decreasing to 5% in 2016. A one-percentage-point change in assumed health care cost trend rates would have approximately a $0.5 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost. The majority of participants in the Foreign Pension Plans are employees of managed hotels, for which the Company is reimbursed for costs related to their benefits. The impact of these reimbursements is not reflected above.

The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008	2009	2008

Discount rate	5.51%	5.99%	5.93%	6.19%	5.50%	6.00%
Rate of compensation increase	n/a	n/a	3.50%	3.93%	n/a	n/a

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	5.99%	5.75%	5.75%	6.19%	5.88%	5.46%	6.00%	5.74%	5.74%
Rate of compensation increase	n/a	n/a	n/a	3.93%	3.89%	3.90%	n/a	n/a	n/a
Expected return on plan assets	n/a	n/a	n/a	6.25%	6.38%	6.40%	7.50%	7.50%	7.50%

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Mutual Funds	$85	$—	$—	$85
Common Collective Trusts	—	5	—	5
Equity Index Funds	—	22	—	22
Bond Index Funds	—	48	—	48

Total	$85	$75	$—	$160

The mutual funds are valued using quoted market prices in active markets.

The common collective trusts, equity index funds and bond index funds are not publicly traded but are valued based on the underlying assets which are publicly traded.

The primary investment strategy of the foreign pension plans and postretirement benefit plan is to meet the obligations as required. The secondary goal is to earn the highest return possible, without jeopardizing its primary goal, and without subjecting the Company to an undue amount of contribution rate volatility. In order to achieve the investment objectives, each plan includes a strategic asset allocation target. The allocation is reviewed regularly by the named fiduciaries of the plan to ensure the objectives are being met.

The following table represents the Company’s expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits

2010	$1	$6	$2
2011	$1	$7	$2
2012	$1	$7	$2
2013	$1	$8	$2
2014	$1	$8	$2
2015 — 2019	$7	$49	$7

Defined Contribution Plans.  The Company and its subsidiaries sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a voluntary defined contribution plan allowing participation by employees on U.S. payroll who meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 50% of his or her compensation to the plan subject to certain maximum limits. The plan also contains provisions for matching contributions to be made by the Company, which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $15 million in 2009, $16 million in 2008 and $13 million in 2007. Included as an investment choice is the Company’s publicly traded common stock, which had a balance of $59 million and $30 million at December 31, 2009 and 2008, respectively.

Multi-Employer Pension Plans.  Certain employees are covered by union sponsored multi-employer pension plans. Pursuant to agreements between the Company and various unions, contributions of $9 million in 2009, $9 million in 2008 and $9 million in 2007 were made by the Company and charged to expense.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.	Leases and Rentals

The Company leases certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2015 and generally are for a fixed amount each month. In addition, several of the Company’s hotels are subject to leases of land or building facilities from third parties, which extend for varying periods through 2089 and generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on the operating profit or revenues of the related hotels.

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

The Company’s minimum future rents at December 31, 2009 payable under non-cancelable operating leases with third parties are as follows (in millions):

2010	$87
2011	$88
2012	$67
2013	$66
2014	$65
Thereafter	$676

Rent expense under non-cancelable operating leases consisted of the following (in millions):

	Year Ended December 31,
	2009	2008	2007

Minimum rent	$89	$93	$86
Contingent rent	2	10	10
Sublease rent	(3)	(6)	(6)

	$88	$97	$90

Note 20.	Stockholders’ Equity

Share Repurchases.  During the year ended December 31, 2009, the Company did not repurchase any Company common shares. During the year ended December 31, 2008, the Company repurchased 13.6 million shares at a total cost of $593 million. As of December 31, 2009, no repurchase capacity remained under the Share Repurchase Authorization.

Note 21.	Stock-Based Compensation

In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long-Term Incentive Compensation Plan (“2002 LTIP”) and provides the terms of equity award grants to directors, officers, employees, consultants and advisors. Although no additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long-Term Incentive Compensation Plan or the Company’s 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

been granted and remain outstanding under those plans. The aggregate award pool for non-qualified or incentive stock options, performance shares, restricted stock and units or any combination of the foregoing which are available to be granted under the 2004 LTIP at December 31, 2009 was approximately 53 million.

Compensation expense, net of reimbursements during 2009, 2008 and 2007 was approximately $53 million, $68 million and $99 million, respectively, resulting in tax benefits of $21 million, $26 million and $33 million, respectively.

The Company utilizes the Lattice model to calculate the fair value of option grants. Weighted average assumptions used to determine the fair value of option grants were as follows:

	Year Ended December 31,
	2009	2008	2007

Dividend yield	3.50%	1.50%	1.40%
Volatility:
Near term	74.0%	38%	25%
Long term	43.0%	36%	37%
Expected life	7 yrs	6 yrs	6 yrs
Yield curve:
6 month	0.45%	1.90%	5.12%
1 year	0.72%	1.91%	4.96%
3 year	1.40%	2.17%	4.55%
5 year	1.99%	2.79%	4.52%
10 year	3.02%	3.73%	4.56%

The dividend yield is estimated based on the current expected annualized dividend payment and the average price of the Company’s common shares during the prior year.

The estimated volatility is based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options. The weighted average volatility for 2009 grants was 53.1%.

The expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on an actuarial calculation using historical experience, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

The yield curve (risk-free interest rate) is based on the implied zero-coupon yield from the U.S. Treasury yield curve over the expected term of the option.

The following table summarizes the Company’s stock option activity during 2009:

		Weighted Average
	Options	Exercise
	(In millions)	Price Per Share

Outstanding at December 31, 2008	8.7	$40.66
Granted	5.3	11.39
Exercised	(0.1)	23.36
Forfeited, Canceled or Expired	(0.8)	39.02

Outstanding at December 31, 2009	13.1	$29.15

Exercisable at December 31, 2009	7.2	$38.72

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value per option for options granted during 2009, 2008 and 2007 was $4.69, $17.24 and $20.54, respectively, and the service period is typically four years. The total intrinsic value of options exercised during 2009, 2008 and 2007 was approximately $1 million, $89 million and $187 million, respectively, resulting in tax benefits of approximately $0.3 million, $35 million and $56 million, respectively. As of December 31, 2009, there was approximately $24 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 2.94 years on a straight-line basis.

The aggregate intrinsic value of outstanding options as of December 31, 2009 was $161 million. The aggregate intrinsic value of exercisable options as of December 31, 2009 was $34 million. The weighted-average contractual life was 4.74 years for outstanding options and 2.98 years for exercisable option as of December 31, 2009.

The Company recognizes compensation expense equal to the fair market value of the stock on the date of grant for restricted stock and unit grants over the service period. The service period is typically three or four years except in the case of restricted stock and units issued in lieu of a portion of an annual cash bonus where the restriction lapse period is typically in equal installments over a two year period.

At December 31, 2009, there was approximately $105 million (net of estimated forfeitures) in unamortized compensation cost related to restricted stock and units. The weighted average remaining term was 1.94 years for restricted stock and units outstanding at December 31, 2009. The fair value of restricted stock and units for which the restrictions lapsed during 2009 was $33 million.

The following table summarizes the Company’s restricted stock and units activity during 2009:

	Number of
	Restricted	Weighted Average
	Stock and Units	Grant Date Value
	(In millions)	Per Share

Outstanding at December 31, 2008	5.4	$52.05
Granted	5.3	$11.15
Lapse of restrictions	(2.0)	$44.94
Forfeited or Canceled	(0.7)	$32.78

Outstanding at December 31, 2009	8.0	$28.48

2002 Employee Stock Purchase Plan

In April 2002, the Board of Directors adopted (and in May 2002 the shareholders approved) the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase shares through payroll deductions and reserved 10,000,000 shares for issuance under the ESPP. The ESPP commenced in October 2002.

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

Approximately 265,000 shares were issued under the ESPP during the year ended December 31, 2009 at purchase prices ranging from $11.01 to $30.42. Approximately 200,000 shares were issued under the ESPP during the year ended December 31, 2008 at purchase prices ranging from $16.02 to $45.98.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.	Derivative Financial Instruments

The Company enters into forward contracts to manage foreign exchange risk. Beginning in January 2008, the Company entered into forward contracts to hedge forecasted transactions based in certain foreign currencies, including the Euro, Canadian Dollar and Yen. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. During 2009, the Company cancelled notional amounts of $4 million related to two hedges and received cash proceeds of approximately $0.3 million. The notional dollar amounts of the outstanding Euro and Yen forward contracts at December 31, 2009 are $24 million and $4 million, respectively, with average exchange rates of 1.4 and 90.5, respectively, with terms of primarily less than one year. The Canadian forward contracts expired during 2009. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. During 2009, the Company de-designated notional amounts of $4 million related to three hedges. Other than the de-designated portions, each of these hedges was highly effective in offsetting fluctuations in foreign currencies. An insignificant amount of gain due to ineffectiveness was recorded in the consolidated statements of income during 2009. Additionally, during the year ended December 31, 2009, 26 forward contracts matured.

The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in the Company’s consolidated statements of income at each reporting period.

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At December 31, 2009, the Company has six interest rate swap agreements with an aggregate notional amount of $500 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012, 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

In the Company’s most recent securitization transaction, the unconsolidated QSPE entered into a balance guaranteed interest rate swap to fix the interest rate on its debt in order to mitigate interest rate risk for the investors. In connection with the QSPE swap, the Company also entered into two swaps. The first swap provides a counterparty to the investors of the QSPE swap and is a balance guaranteed interest rate swap, with the Company paying a floating rate and receiving a fixed rate. To mitigate the potential impact of the floating to fixed swap, the Company also entered into a second swap, whereby the Company pays a fixed rate and receives a floating rate, with interest paid based on an expected amortization schedule rather than a balance guaranteed notional. In December 2009, the second swap was amended for the expected amortization tail. The swaps do not qualify to receive hedge accounting, and, therefore, the change in fair values will be marked to market at each reporting period with the change in fair value recorded in the consolidated statements of income. The swaps have the legal right of offset and resulted in an insignificant net liability at December 31, 2009.

The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptable level.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following tables summarize the fair value of our derivative instruments, the effect of derivative instruments on our Consolidated Statements of Comprehensive Income, the amounts reclassified from “Other comprehensive income” and the effect on the Consolidated Statements of Income during the year.

Fair Value of Derivative Instruments
(in millions)

	December 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other	$—	Prepaid and other	$6
	current assets		current assets
Interest rate swaps	Other assets	7	Other assets	—

Total assets		$7		$6

	December 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other	$—	Prepaid and other	$—
	current assets		current assets

Total assets		$—		$—

Liability Derivatives
Forward contracts	Accrued expenses	$7	Accrued expenses	$3

Total liabilities		$7		$3

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2009 and 2008
(in millions)

Balance at December 31, 2007	$—
Mark-to-market gain on forward exchange contracts	(4)
Reclassification of loss from OCI to management fees, franchise fees, and other income	(2)

Balance at December 31, 2008	$(6)

Balance at December 31, 2008	$(6)
Mark-to-market gain on forward exchange contracts	—
Reclassification of gain from OCI to management fees, franchise fees, and other income	6

Balance at December 31, 2009	$—

Derivatives Not	Location of Gain	Amount of Gain
Designated as Hedging	or (Loss) Recognized	or (Loss) Recognized
Instruments	in Income on Derivative	in Income on Derivative
		Year Ended
		December 31,
		2009	2008	2007

Foreign forward exchange contracts	Interest expense, net	$(15)	$14	$4

Total (loss) gain included in income		$(15)	$14	$4

Note 23.	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets :
Restricted cash	$7	$7	$6	$6
VOI notes receivable	222	253	444	419
Other notes receivable	36	36	32	32

Total financial assets	$265	$296	$482	$457

Liabilities:
Long-term debt	$2,955	$3,071	$3,502	$2,725
Other long-term liabilities	8	8	7	7

Total financial liabilities	$2,963	$3,079	$3,509	$2,732

Off-Balance sheet:
Letters of credit	$—	$168	$—	$115
Surety bonds	—	21	—	91

Total Off-Balance sheet	$—	$189	$—	$206

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value. The Company records its retained interests and derivative assets and liabilities at fair value. See Note 11 for recorded amounts and the methods and assumptions used to estimate fair value.

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

Note 24.	Commitments and Contingencies

The Company had the following contractual obligations outstanding as of December 31, 2009 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Unconditional purchase obligations(a)	$308	$86	$136	$80	$6
Other long-term obligations	4	1	3	—	—

Total contractual obligations	$312	$87	$139	$80	$6

(a)	Included in these balances are commitments that may be reimbursed or satisfied by the Company’s managed and franchised properties.

The Company had the following commercial commitments outstanding as of December 31, 2009 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$168	$165	$—	$—	$3

Variable Interest Entities.  Of the over 900 hotels that the Company manages or franchises for third party owners, the Company has evaluated approximately 22 hotels that it has a variable interest in, generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by considering qualitative and quantitative factors. Qualitative factors include evaluating distribution terms, proportional voting rights, decision making ability, and the capital structure. Quantitatively, the Company evaluates financial forecasts to determine which would absorb over 50% of the expected losses of the hotel. The Company has determined it is not the primary beneficiary of any of the variable interest entities (“VIEs”) and they should not be consolidated in the Company’s financial statements.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company has approximately $81 million of investments associated with 18 VIEs, equity investments of $11 million associated with one VIE, and a loan balance of $5 million associated with one VIE. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.

At December 31, 2008, the Company had approximately $66 million of investments associated with 19 VIEs, equity investments of $10 million associated with one VIE and loan balances of $5 million associated with one VIE.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $28 million at December 31, 2009. The Company evaluates these loans for impairment, and at December 31, 2009, believes these loans are collectible. Unfunded loan commitments aggregating $59 million were outstanding at December 31, 2009, $1 million of which is expected to be funded in 2010 and in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $78 million of equity and other potential contributions associated with managed or joint venture properties, $41 million of which is expected to be funded in 2010.

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

Surety bonds issued on behalf of the Company at December 31, 2009 totaled $21 million, the majority of which were required by state or local governments relating to the Company’s vacation ownership operations and by its insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. At December 31, 2009, excluding the Le Méridien management agreement mentioned below, the Company had three management contracts with performance guarantees with possible cash outlays of up to $68 million, $53 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under these performance guarantees in 2010. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped. However, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The estimated fair present value of this guarantee of $8 million is reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2009 and 2008. The Company does not anticipate losing a significant number of management or franchise contracts in 2010.

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

In connection with the sale of 33 hotels in 2006, the Company agreed to indemnify the buyer for certain liabilities, including operations and tax liabilities. At this time, the Company believes that it will not have to make any material payments under such indemnities.

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

Collective Bargaining Agreements.  At December 31, 2009, approximately 39% of the Company’s U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are satisfactory.

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

Captive Insurance Company.  Estimated insurance claims payable at December 31, 2009 and 2008 were $74 million and $83 million, respectively. At December 31, 2009 and 2008, standby letters of credit amounting to $83 million and $86 million, respectively, had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segments (in millions):

	2009	2008	2007

Revenues:
Hotel	$4,038	$4,860	$4,846
Vacation ownership and residential	674	894	1,153

Total	$4,712	$5,754	$5,999

Operating income:
Hotel	$471	$776	$861
Vacation ownership and residential	73	136	246

Total segment operating income	544	912	1,107
Selling, general, administrative and other	(139)	(161)	(213)
Restructuring, goodwill impairment and other special charges, net	(379)	(141)	(53)

Operating income	26	610	841
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	(5)	12	55
Vacation ownership and residential	1	4	11
Interest expense, net	(227)	(207)	(147)
Loss on asset dispositions and impairments, net	(91)	(98)	(44)

Income (loss) from continuing operations before taxes and minority interest	$(296)	$321	$716

Depreciation and amortization:
Hotel	$229	$241	$233
Vacation ownership and residential	27	29	21
Corporate	53	43	43

Total	$309	$313	$297

Assets:
Hotel(a)	$5,924	$6,728
Vacation ownership and residential(b)	1,639	2,183
Corporate	1,198	792

Total	$8,761	$9,703

(a)	Includes $294 million and $315 million of investments in unconsolidated joint ventures at December 31, 2009 and 2008, respectively.

(b)	Includes $25 million and $38 million of investments in unconsolidated joint ventures at December 31, 2009 and 2008, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Capital expenditures:
Hotel	$132	$282	$211
Vacation ownership and residential	37	110	96
Corporate	27	84	77

Total	$196	$476	$384

The following table presents revenues and long-lived assets by geographical region (in millions):

	Revenues			Long-Lived Assets
	2009	2008	2007	2009	2008

United States	$3,401	$4,058	$4,409	$2,334	$2,625
Italy	175	370	380	399	402
All other international	1,136	1,326	1,210	1,032	1,028

Total	$4,712	$5,754	$5,999	$3,765	$4,055

Other than Italy, there were no individual international countries, which comprised over 10% of the total revenues of the Company for the years ended December 31, 2009, 2008 or 2007, or 10% of the total long-lived assets of the Company as of December 31, 2009 or 2008.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 26.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share data)

2009
Revenues	$1,091	$1,190	$1,192	$1,283	$4,756
Costs and expenses	$1,030	$1,091	$1,106	$1,503	$4,730
Income from continuing operations	$7	$140	$36	$(186)	$(3)
Discontinued operations	$(3)	$(6)	$4	$79	$74
Net income	$4	$134	$40	$(107)	$71
Earnings per share:
Basic —
Income (loss) from continuing operations	$0.04	$0.79	$0.20	$(1.03)	$(0.00)
Discontinued operations	$(0.01)	$(0.04)	$0.02	$0.44	$0.41

Net income	$0.03	$0.75	$0.22	$(0.59)	$0.41
Diluted —
Income (loss) from continuing operations	$0.04	$0.78	$0.20	$(1.03)	$(0.00)
Discontinued operations	$(0.01)	$(0.04)	$0.02	$0.44	$0.41

Net income	$0.03	$0.74	$0.22	$(0.59)	$0.41
2008
Revenues	$1,427	$1,532	$1,497	$1,298	$5,754
Costs and expenses	$1,284	$1,338	$1,289	$1,233	$5,144
Income from continuing operations	$77	$104	$113	$(45)	$249
Discontinued operations	$(45)	$1	$—	$124	$80
Net income	$32	$105	$113	$79	$329
Earnings per share:
Basic —
Income (loss) from continuing operations	$0.42	$0.56	$0.63	$(0.25)	$1.37
Discontinued operations	$(0.25)	$0.01	$—	$0.69	$0.44

Net income	$0.17	$0.57	$0.63	$0.44	$1.81
Diluted —
Income (loss) from continuing operations	$0.41	$0.55	$0.62	$(0.25)	$1.34
Discontinued operations	$(0.24)	$0.01	$—	$0.69	$0.43

Net income	$0.17	$0.56	$0.62	$0.44	$1.77

Due to the dispositions in the fourth quarter of 2009 that were recorded as discontinued operations (see Note 17), certain amounts in the table above have been reclassified to present comparable results for all periods presented.

SCHEDULE II
STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)
		Charged
		to/reversed	Charged
	Balance	from	to/from Other	Payments/	Balance
	January 1,	Expenses	Accounts(a)	Other	December 31,

2009
Trade receivables — allowance for doubtful accounts	$49	$8	$7	$(10)	$54
Notes receivable — allowance for doubtful accounts	$117	$64	$(3)	$(60)	$118
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$41	$379	$(332)	$(54)	$34
2008
Trade receivables — allowance for doubtful accounts	$50	$8	$3	$(12)	$49
Notes receivable — allowance for doubtful accounts	$94	$55	$—	$(32)	$117
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$9	$141	$(83)	$(26)	$41
2007
Trade receivables — allowance for doubtful accounts	$49	$6	$6	$(11)	$50
Notes receivable — allowance for doubtful accounts	$74	$37	$(9)	$(8)	$94
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$11	$53	$(46)	$(9)	$9

(a)	Charged to/from other accounts:

Description of
Charged to/from
Other Accounts

2009
Plant, property and equipment	$(178)
Goodwill	(90)
Inventory	(61)
Investments	(5)
Other assets	(1)
Accounts receivable	2
Accrued expenses	5

Total charged to/from other accounts	$(328)

2008
Investments	$(7)
Plant, property and equipment	(66)
Other assets	3
Accrued expenses	(14)
APIC	4

Total charged to/from other accounts	$(80)

2007
Cash	$2
Plant, property and equipment	(48)
Other assets	(3)

Total charged to/from other accounts	$(49)

S-1