Form 10-Q
period 2010-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2010-05-07
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
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
     Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:
     189,496,668 shares of common stock, par value $0.01 per share, outstanding as of April 30, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2010.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91	$87
Restricted cash	67	47
Accounts receivable, net of allowance for doubtful accounts of $45 and $54	503	447
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $8 and $0	50	—
Inventories	723	783
Prepaid expenses and other	157	127

Total current assets	1,591	1,491
Investments	307	344
Plant, property and equipment, net	3,390	3,350
Assets held for sale	71	71
Goodwill and intangible assets, net	2,050	2,063
Deferred tax assets	995	982
Other assets	437	460
Securitized vacation ownership notes receivable	378	—

	$9,219	$8,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$5	$5
Current maturities of long-term securitized vacation ownership debt	106	—
Accounts payable	143	139
Accrued expenses	1,182	1,212
Accrued salaries, wages and benefits	301	303
Accrued taxes and other	353	368

Total current liabilities	2,090	2,027
Long-term debt	3,042	2,955
Long-term securitized vacation ownership debt	300	—
Deferred income taxes	32	31
Other liabilities	1,899	1,903

	7,363	6,916

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 189,124,688 and 186,785,068 shares at March 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	588	552
Accumulated other comprehensive loss	(307)	(283)
Retained earnings	1,557	1,553

Total Starwood stockholders’ equity	1,840	1,824
Noncontrolling interest	16	21

Total equity	1,856	1,845

	$9,219	$8,761

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months
	Ended
	March 31
	2010	2009
Revenues
Owned, leased and consolidated joint venture hotels	$381	$380
Vacation ownership and residential sales and services	133	135
Management fees, franchise fees and other income	153	144
Other revenues from managed and franchised properties	520	468

	1,187	1,127
Costs and Expenses
Owned, leased and consolidated joint venture hotels	329	327
Vacation ownership and residential	101	106
Selling, general, administrative and other	76	73
Restructuring, goodwill impairment and other special charges, net	—	17
Depreciation	66	68
Amortization	10	7
Other expenses from managed and franchised properties	520	468

	1,102	1,066
Operating income	85	61
Equity (losses) earnings and gains and losses from unconsolidated ventures, net	3	(5)
Interest expense, net of interest income of $1 and $0	(62)	(43)
Gain (loss) on asset dispositions and impairments, net	1	(5)

Income from continuing operations before taxes and noncontrolling interests	27	8
Income tax benefit (expense)	1	(1)

Income (loss) from continuing operations	28	7
Discontinued operations:
Income (loss) from operations, net of tax (benefit) expense of $0 and $0	—	(2)
Gain (loss) on dispositions, net of tax (benefit) expense of $0 and $1	—	(1)

Net income	28	4
Net loss (income) attributable to noncontrolling interests	2	2

Net income attributable to Starwood	$30	$6

Earnings (Losses) Per Share — Basic
Continuing operations	$0.16	$0.04
Discontinued operations	—	(0.01)

Net income	$0.16	$0.03

Earnings (Losses) Per Share — Diluted
Continuing operations	$0.16	$0.04
Discontinued operations	—	(0.01)

Net income	$0.16	$0.03

Amounts attributable to Starwood’s Common Shareholders
Income (loss) from continuing operations	$30	$9
Discontinued operations	—	(3)

Net income	$30	$6

Weighted average number of shares	181	179

Weighted average number of shares assuming dilution	187	181

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net income	$28	$4

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(24)	(46)
Less: Recognition of accumulated foreign currency translation adjustments on sold hotels	—	(13)
Change in fair value of derivatives	1	2
Reclassification adjustments for gains included in net income	—	(1)
Change in fair value of investments	(1)	—

	(24)	(58)
Comprehensive income (loss)	4	(54)
Comprehensive loss attributable to noncontrolling interests	2	2

Comprehensive income (loss) attributable to Starwood	$6	$(52)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities
Net income	$28	$4
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	—	1
Depreciation and amortization	—	2
Depreciation and amortization	76	75
Amortization of deferred gains	(20)	(20)
Non-cash portion of restructuring and other special charges (credits), net	—	1
(Gain) loss on asset dispositions and impairments, net	(1)	5
Stock-based compensation expense	17	11
Excess stock-based compensation tax benefit	(1)	—
Distributions in excess (deficit) of equity earnings	(1)	11
(Gain) loss on the sale of VOI notes receivable	—	(1)
Non-cash portion of income tax (benefit) expense	1	1
Other non-cash adjustments to net income	—	7
Decrease (increase) in restricted cash	(1)	14
Other changes in working capital	(93)	(115)
Securitized VOI notes receivable activity, net	25	—
Unsecuritized notes receivable activity, net	(26)	(19)
Accrued and deferred income taxes and other	9	(9)

Cash (used for) from operating activities	13	(32)

Investing Activities
Purchases of plant, property and equipment	(24)	(62)
(Issuance) collection of notes receivable, net	(1)	—
Proceeds from investments, net	2	5
Other, net	(4)	(6)

Cash (used for) from investing activities	(27)	(63)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	83	(47)
Long-term debt repaid	(5)	(2)
Long-term securitized debt repaid	(32)	—
Dividends paid	(37)	(164)
Proceeds from employee stock option exercises	17	—
Excess stock-based compensation tax benefit	1	—
Other, net	(8)	(3)

Cash (used for) from financing activities	19	(216)

Exchange rate effect on cash and cash equivalents	(1)	(2)

(Decrease) increase in cash and cash equivalents	4	(313)
Cash and cash equivalents — beginning of period	87	389

Cash and cash equivalents — end of period	$91	$76

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$20	$23

Income taxes, net of refunds	$17	$16

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
     The consolidated financial statements include the accounts of the Company and all of its controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through the date the consolidated financial statements were filed.
     Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of approximately 1,000 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.
Note 2. Recently Issued Accounting Standards
     Adopted Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (formerly Statement of Financial Accounting Standards” (“SFAS” No. 166), and ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (formerly SFAS No. 167).
     ASU No. 2009-16 amended the accounting for transfers of financial assets. Under ASU No. 2009-16, the qualifying special purpose entities (“QSPEs”) used in the Company’s securitization transactions are no longer exempt from consolidation. ASU No. 2009-17 prescribes an ongoing assessment of the Company’s involvement in the activities of the QSPEs and the Company’s rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those variable interest entities (“VIEs”) will be required to be consolidated in the Company’s financial statements. In accordance with ASU No. 2009-17, the Company concluded it is the primary beneficiary of the QSPEs and accordingly, the Company began consolidating the QSPEs on January 1, 2010 (see Notes 7 and 10). Using the carrying amounts of the assets and liabilities of the QSPEs as prescribed by ASU No. 2009-17 and any corresponding elimination of activity between the QSPEs and the Company resulting from the consolidation on January 1, 2010, the Company recorded a $417 million increase in total assets, a $444 million increase in total liabilities, a $26 million (net of tax) decrease in beginning retained earnings and a $1 million decrease to stockholders equity. The Company has additional VIEs whereby the Company was determined not to be the primary beneficiary (see Note 21).
     Beginning January 1, 2010, the Company’s balance sheet and statement of income no longer reflect activity related to its retained economic interests (“Retained Interests”), but instead reflects activity related to its securitized vacation ownership notes receivable and the corresponding securitized debt, including interest income, loan loss provisions, and interest expense. Interest income and loan loss provisions, associated with the securitized vacation ownership notes receivable are included in the vacation ownership and residential sales and services line item resulting in an increase of $14 million in the three months ended March 31, 2010 as compared to the same period in 2009. Interest expense of $6 million was recorded in the three months ended March 31, 2010. The cash flows from borrowings and repayments, associated with the securitized vacation ownership debt, are now presented as cash flows from financing activities. The Company does not expect to recognize gains or losses from future securitizations as a result of the adoption of this new guidance.
     The Company’s statement of income for the three months ended March 31, 2009 and its balance sheet as of December 31, 2009 have not been retrospectively adjusted to reflect the adoption of ASU Nos. 2009-16 and 2009-17. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regards to:
•	Restricted cash

•	Other assets

•	Investments

•	Vacation ownership and residential sales and services

•	Interest expense
     In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which amends certain guidance of FASB Accounting Standards Codification (“ASC”) 820-10. The amendment requires enhanced disclosures about valuation techniques and inputs to fair value measurements. This topic is effective for interim and annual Reporting periods beginning after December 15, 2009. The Company adopted this topic on January 1, 2010 and it had no material impact on the Company’s consolidated financial statements.
     In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. The ASU became effective upon issuance.
     Future Adoption of Accounting Standards
     In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”, which supersedes certain guidance in ASC 605-25, Revenue Recognition — Multiple Element Arrangements. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.
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
     The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per share data):

	Three Months Ended March 31,
	2010			2009
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
Basic earnings from continuing operations	$30	181	$0.16	$9	179	$0.04
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	6		—	2

Diluted earnings from continuing operations	$30	187	$0.16	$9	181	$0.04

     Approximately 5,114,000 shares and 12,894,000 shares were excluded from the computation of diluted shares for the three months ended March 31, 2010 and 2009, respectively, as their impact would have been anti-dilutive.
Note 4. Dispositions
     During the first quarter of 2010, the Company recorded a net gain of approximately $1 million related to the sale of its minority interest in a joint venture that owned one hotel and the sale of a non-core asset, partially offset by losses on the termination of two management contracts.
     During the first quarter of 2009, the Company sold a wholly-owned hotel in exchange for a long-term agreement to manage the hotel. The Company recorded a loss of approximately $5 million on the sale.

Note 5. Assets Held for Sale
     During the fourth quarter of 2009, the Company entered into purchase and sale agreements for the sale of two wholly-owned hotels for total expected cash consideration of approximately $78 million. The Company received an $8 million non-refundable deposit from the prospective buyer during that quarter. As the Company will not have any continuing involvement in these hotels, it classified these assets, and the estimated goodwill to be allocated, as assets held for sale, ceased depreciating them and reclassified the operating results to discontinued operations. On April 15, 2010, the Company completed the sale of the two wholly-owned hotels.
Note 6. Other Assets
     Other assets include the following (in millions):

	March 31,	December 31,
	2010	2009
VOI notes receivable, net	$175	$222
Other notes receivable, net	41	34
Prepaid taxes	103	103
Deposits and other	118	101

	$437	$460

Note 7. Securitized Vacation Ownership Notes Receivable
     The Company has variable interests in the QSPEs associated with its five outstanding securitization transactions. The Company applied the variable interest model and determined it is the primary beneficiary of these VIEs. In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related QSPEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $8 million during the three months ended March 31, 2010. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company holds the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, the Company holds both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.
     The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished to maintain the credit rating of the underlying notes.
     Upon transfer of vacation ownership notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (See Note 10). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the QSPEs. Such activity totaled $10 million during the three months ended March 31, 2010 and is classified in Cash and cash equivalents when received.

     The carrying values of the securitized vacation ownership notes receivable consolidated on the Company’s balance sheet as of March 31, 2010 relating to securitization activities, are as follows:

Securitized vacation ownership notes receivables	$495
Allowance for loan losses	(67)

Net notes receivable	428

Less: current notes receivable	(50)

Carrying value of long-term securitized vacation ownership notes receivable	$378

     Additionally, restricted cash of $19 million and deferred financing fees, net of $8 million related to its VIEs are recorded as restricted cash and other assets, respectively on the Company’s balance sheet.
     With respect to balances outstanding at December 31, 2009 and activity for the three months ended March 31, 2009, prior to the adoption of ASU Nos. 2009-16 and 2009-17, the Company’s Retained Interests had the following impacts on the financial statements:
     Gross credit losses for all VOI notes receivable that have been securitized totaled $9 million during the three months ended March 31, 2009.
     The Company received aggregate cash proceeds of $5 million from the Retained Interests during the three months ended March 31, 2009 and aggregate servicing fees of $1 million related to these VOI notes receivable in the three months ended March 31, 2009.
     As of December 31, 2009, the aggregate net present value and carrying value of the Retained Interests for the Company’s three outstanding note securitizations was approximately $25 million, with the following key assumptions used in measuring the fair value: an average discount rate of 7.8%, an average expected annual prepayment rate including defaults of 15.8%, and an expected weighted average remaining life of prepayable notes receivable of 86 months.
Note 8. Fair Value
     The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$1	$—	$1
Interest rate swaps	—	11	—	11

	$—	$12	$—	$12
Liabilities:
Forward contracts	$—	$4	$—	$4
     The forward contracts are over-the-counter contracts that do not trade on a public exchange. The fair values of the contracts are based on inputs such as foreign currency spot rates and forward points that are readily available on public markets, and as such, are classified as Level 2. The Company considered both its credit risk, as well as its counterparties’ credit risk in determining fair value and no adjustment was made as it was deemed insignificant based on the short duration of the contracts and the Company’s rate of short-term debt.
     The interest rate swaps are valued using an income approach. Expected future cash flows are converted to a present value amount based on market expectations of the yield curve on floating interest rates, which is readily available on public markets.
     The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to March 31, 2010 (in millions):

Balance at December 31, 2009	$25
Adoption of ASU No. 2009-17	(25)

Balance at March 31, 2010	$—

Note 9. Debt
     Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	March 31,	December 31,
	2010	2009
Senior Credit Facilities:
Revolving Credit Facility, interest rates ranging from 2.80% to 4.25% at March 31, 2010, maturing 2011	$200	$114
Senior Notes, interest at 7.875%, maturing 2012	609	608
Senior Notes, interest at 6.25%, maturing 2013	501	498
Senior Notes, interest at 7.875%, maturing 2014	486	485
Senior Notes, interest at 7.375%, maturing 2015	449	449
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	244	244
Mortgages and other, interest rates ranging from 5.80% to 9.00%, various maturities	158	162

	3,047	2,960
Less current maturities	(5)	(5)

Long-term debt	$3,042	$2,955

     On April 20, 2010, the Company entered into a new $1.5 billion senior credit facility (“New Facility”). The New Facility matures on November 15, 2013 and replaces the existing $1.875 billion revolving credit agreement, which would have matured on February 11, 2011.
     A wholly-owned subsidiary of the Company currently has an outstanding loan of $36 million, which is collateralized by two of its owned hotels. A breach of its loan-to-value-ratio covenant specified in the debt agreement existed as of March 31, 2010. The Company has received an extended remedy date through May 14, 2010 to modify the loan and cure the breach. The Company and the financial institution are currently negotiating a modification to cure the breach. If the modification is not executed by the extended remedy date, $14 million of the debt could become immediately due and payable. The debt is classified as noncurrent as completion of the loan modification is probable and compliance with the covenants in the next twelve months is expected.
Note 10. Securitized Vacation Ownership Debt
     As discussed in Note 7, the Company’s VIEs associated with the securitization of its vacation ownership notes receivable were consolidated following the adoption of ASU Nos. 2009-16 and 2009-17. As of March 31, 2010, long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

2003 securitization, interest rates ranging from 3.95% to 6.96%, maturing 2019	$25
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2023	72
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2019	52
2009 securitizations, interest rates ranging from 5.78% to 5.81%, maturing 2014 and 2016	257

406
Less current maturities	(106)

Long-term debt	$300

Note 11. Deferred Gains
     The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of March 31, 2010 and December 31, 2009, the Company had total deferred gains of approximately $1.1 billion included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $20 million in the three months ended March 31, 2010 and 2009, respectively.

Note 12. Restructuring and Other Special Charges
     During the three months ended March 31, 2009, the Company recorded restructuring charges of $19 million in connection with its initiative of rationalizing its cost structure in light of the decline in growth in its business units. The charges in the three months ended March 31, 2009 were partially offset by the $2 million reversal of accruals related to expected severance costs recorded at the time of the Le Méridien acquisition in 2005.
     Restructuring costs and other special charges, net, by segment are as follows: (in millions):

	Three Months
	Ended
	March 31,
	2010	2009
Hotel	$—	$9
Vacation Ownership & Residential	—	8

Total	$—	$17

     The Company had remaining accruals of $23 million and $26 million as of March 31, 2010 and December 31, 2009, respectively, which are primarily recorded in accrued expenses and other liabilities related to the Company-wide restructuring that took place in 2008 and 2009. The following table summarizes activity in the restructuring and other special charges related accruals:

	December 31,	Expenses		Non-cash	March 31,
	2009	(Reversals)	Payments	Other	2010
Impairment of land, inventory and construction in progress	$15	$—	$—	$—	$15
Consulting fees associated with cost reduction initiatives	1	—	—	—	1
Severance	4	—	3	—	1
Closure of vacation ownership facilities	6	—	—	—	6

Total	$26	$—	$3	$—	$23

Note 13. Derivative Financial Instruments
     The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies, including the Euro, Canadian Dollar and Yen. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro and Yen forward contracts at March 31, 2010 are $19 million and $3 million, respectively, with average exchange rates of 1.4 and 90.4, respectively, with terms of less than one year. The Canadian forward contracts expired during the second quarter of 2009. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies. During the three months ended March 31, 2010, eight forward contracts matured.
     The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in the Company’s consolidated statements of income during each reporting period.
     The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At March 31, 2010, the Company has six interest rate swap agreements with an aggregate notional amount of $500 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012, 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

     As a result of the adoption of ASU No. 2009-17 (see Note 2) the Company was required to consolidate a balance guarantee interest rate swap derivative that was executed by the QSPE in connection with the Company’s June 2009 securitization transaction. The purpose of the swap is to mitigate the variability in cash flows associated with the underlying variable interest rate debt. In connection with the adoption of ASU No. 2009-17, at January 1, 2010, the fair value of the derivative was recorded as a reduction to beginning retained earnings and a liability on the Company’s consolidated balance sheet. This interest rate swap is designated as a cash flow hedge.
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
Fair Value of Derivative Instruments
(in millions)

	March 31,		December 31,
	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$1	Prepaid and other current assets	$—
Interest rate swaps	Other assets	11	Other assets	7

Total assets		$12		$7

	March 31,		December 31,
	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—

Total assets		$—		$—

Liability Derivatives
Forward contracts	Accrued expenses	$4	Accrued expenses	$7

Total liabilities		$4		$7

Consolidated Statements of Income and Comprehensive Income
for the Three Months Ended March 31, 2010 and 2009
(in millions)

Balance at December 31, 2009	$—
Mark-to-market gain on forward exchange contracts	(1)
Reclassification of gain from OCI to management fees, franchise fees, and other income	—

Balance at March 31, 2010	$(1)

Balance at December 31, 2008	$(6)
Mark-to-market gain on forward exchange contracts	(2)
Reclassification of loss from OCI to management fees, franchise fees, and other income	1

Balance at March 31, 2009	$(7)

Derivatives Not	Location of Gain	Amount of Gain
Designated as Hedging	or (Loss) Recognized	or (Loss) Recognized
Instruments	in Income on Derivative	in Income on Derivative
		Three Months Ended
		March 31,
		2010	2009
Foreign forward exchange contracts	Interest expense, net	$(18)	$(10)

Total loss included in income		$(18)	$(10)

Note 14. Discontinued Operations
     During the three months ended March 31, 2009, the operations from the Company’s former Bliss spa business, which was sold at the end of 2009, and the revenues and expenses from two hotels were recorded in discontinued operations, resulting in a loss of $2 million ($2 million pretax). Additionally, the Company recorded a $1 million tax charge in discontinued operations related to a liability recorded by the Company in 2008.
Note 15. Pension and Postretirement Benefit Plans
     The following table presents the components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010			2009
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$—	$—	$—	$1.2	$—
Interest cost	0.2	2.5	0.2	0.2	3.1	0.3
Expected return on plan assets	—	(2.6)	—	—	(2.2)	—
Amortization of:
Actuarial loss	—	0.3	—	—	1.4	—
Prior service income	—	—	—	—	(0.1)	—

Net period benefit cost	$0.2	$0.2	$0.2	$0.2	$3.4	$0.3

     During the three months ended March 31, 2010, the Company contributed approximately $8 million to its pension and postretirement benefit plans. For the remainder of 2010, the Company expects to contribute approximately $7 million to its pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.

Note 16. Income Taxes
     The total amount of unrecognized tax benefits as of March 31, 2010, was $998 million, of which $75 million would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits includes approximately $499 million related to the February 1998 disposition of ITT World Directories which the Company strongly believes was completed on a tax deferred basis. In 2002, the IRS proposed an adjustment to tax the gain on disposition in 1998, and the issue has progressed to litigation in United States Tax Court. In January 2009, the Company and the IRS reached an agreement in principle to settle the litigation pertaining to the tax treatment of this transaction. In 2010, the Company expects to finalize the details of the agreement and obtain a refund of approximately $200 million for previously paid tax. As a result, the Company expects to decrease its unrecognized tax benefits by approximately $499 million within the next 12 months. It is reasonably possible that zero to substantially all of the Company’s other remaining unrecognized tax benefits will reverse within the next twelve months.
     The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2010, the Company had $236 million accrued for the payment of interest and no accrued penalties.
     The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of March 31, 2010, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.
Note 17. Stockholder’s Equity
     The following table represents changes in stockholders equity that are attributable to Starwood’s stockholders and non-controlling interests.

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
	Common		Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balance at December 31, 2009	187	$2	$552	$(283)	$1,553	$21	$1,845
Adoption of ASU No. 2009-17	—	—	—	—	(26)	—	(26)
Net income (loss)	—	—	—	—	30	(2)	28
Stock option and restricted stock award transactions, net	2	—	35	—	—	—	35
ESPP stock issuances	—	—	1	—	—	—	1
Dividends	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	(24)	—	—	(24)

Balance at March 31, 2010	189	$2	$588	$(307)	$1,557	$16	$1,856

Share Issuances and Repurchases. During the three months ended March 31, 2010, the Company issued approximately 1 million Company common shares as a result of stock option exercises. During the three months ended March 31, 2010, the Company did not repurchase any shares and no repurchase capacity remained available under the Share Repurchase Authorization.
Dividends. On January 14, 2010, the Company paid a dividend of $0.20 per share to shareholders of record on December 31, 2009.
Note 18. Stock-Based Compensation
     In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the first quarter of 2010, the Company completed its annual grant of stock options, restricted stock and units to executive officers, members of the Board of Directors and certain employees. The Company granted approximately 562,000 stock options that had a weighted average grant date fair value of $14.73 per option. The weighted average exercise price of these options was $38.24. In addition, the Company granted approximately 1,905,000 restricted stock and units that had a weighted average grant date fair value of $36.82 per stock or unit.

     The Company recorded stock-based employee compensation expense, including the estimated impact of reimbursements from third parties, of $17 million and $11 million, in the three months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2010, there was approximately $28 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which is expected to be recognized over a weighted-average period of 1.83 years on a straight-line basis.
     As of March 31, 2010, there was approximately $111 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and units, which is expected to be recognized over a weighted-average period of 1.74 years on a straight-line basis.
Note 19. Fair Value of Financial Instruments
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Restricted cash	$6	$6	$7	$7
VOI notes receivable	175	198	222	253
Other notes receivable	42	42	36	36
Securitized vacation ownership notes receivable	378	438	—	—

Total financial assets	$601	$684	$265	$296

Liabilities:
Long-term debt	$3,042	$3,197	$2,955	$3,071
Long-term securitized vacation ownership debt	300	300	—	—
Other long-term liabilities	8	8	8	8

Total financial liabilities	$3,350	$3,505	$2,963	$3,079

Off-Balance sheet:
Letters of credit	$—	$162	$—	$168
Surety bonds	—	21	—	21

Total off-balance sheet	$—	$183	$—	$189

     The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value. The Company records its derivative assets and liabilities at fair value. See Note 8 for recorded amounts and the method and assumption used to estimate fair value.
     The carrying value of the Company’s restricted cash approximates its fair value. The Company estimates the fair value of its VOI notes receivable and securitized VOI notes receivable using assumptions related to current securitization market transactions. To gain additional comfort on the value, the amount is then compared to a discounted expected future cash flow model using a discount rate commensurate with the risk of the underlying notes, primarily determined by the credit worthiness of the borrowers based on their Fair Isaac Corporation (“FICO”) scores. The results of these two methods are then evaluated to conclude on the estimated fair value. The fair value of other notes receivable is estimated based on terms of the instrument and current market conditions. These financial instrument assets are recorded in the other assets line item in the Company’s consolidated balance sheet.
     The Company estimates the fair value of its publicly traded debt based on the bid prices in the public debt markets. The carrying amount of its floating rate debt is a reasonable basis of fair value due to the variable nature of the interest rates. The Company’s non-public, securitized debt, and fixed rate debt fair value is determined based upon discounted cash flows for the debt rates deemed reasonable for the type of debt, prevailing market conditions and the length to maturity for the debt. Other long-term liabilities represent a financial guarantee. The carrying value of this liability approximates its fair value based on expected funding under the guarantee.

     The fair values of the Company’s letters of credit and surety bonds are estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing financial institutions.
Note 20. Business Segment Information
     The Company has two operating segments: hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection ®, Sheraton®, Westin®, W®, Le Méridien®, Aloft®, Element®, and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests and the sale of residential units.
     The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains and losses on the sale of real estate, restructuring and other special (charges) credits, and income taxes. The Company does not allocate these items to its segments.

     The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Hotel	$1,016	$955
Vacation ownership and residential	171	172

Total	$1,187	$1,127

Operating income:
Hotel	$95	$87
Vacation ownership and residential	24	21

Total segment operating income	119	108
Selling, general, administrative and other	(34)	(30)
Restructuring and other special charges, net	—	(17)

Operating income	85	61
Equity earnings (losses) and gains and (losses) from unconsolidated ventures, net:
Hotel	2	(5)
Vacation ownership and residential	1	—
Interest expense, net	(62)	(43)
Gain (loss) on asset dispositions and impairments, net	1	(5)

Income from continuing operations before taxes and noncontrolling interests	$27	$8

Capital expenditures:
Hotel	$17	$37
Vacation ownership and residential	4	18
Corporate	3	7

Total	$24	$62

	March 31,	December 31,
	2010	2009
Assets:
Hotel(a)	$5,932	$5,924
Vacation ownership and residential(b)	2,088	1,639
Corporate	1,199	1,198

Total	$9,219	$8,761

(a)	Includes $280 million and $294 million of investments in unconsolidated joint ventures at March 31, 2010 and December 31, 2009, respectively.

(b)	Includes $26 million and $25 million of investments in unconsolidated joint ventures at March 31, 2010 and December 31, 2009, respectively.
Note 21. Commitments and Contingencies
     Variable Interest Entities. The Company has evaluated 15 hotels in which it has a variable interest, generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by primarily considering the qualitative factors. Qualitative factors include evaluating if the Company has the power to control the VIE and has the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. The Company has determined it is not the primary beneficiary of these VIEs and therefore these entities are not consolidated in the Company’s financial statements. See Note 7 for the VIEs in which the Company is deemed the primary beneficiary and has consolidated the entities.
     The 15 VIEs associated with the Company’s variable interests are hotels for which the Company has entered into management or franchise agreements with the hotel owners. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.

     At March 31, 2010, the Company has approximately $72 million of investments and a loan balance of $9 million associated with 12 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.
     Additionally, the Company has approximately $6 million of investments and certain performance guarantees associated with three VIEs. The performance guarantees have possible cash outlays of up to $68 million, $53 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.
     At December 31, 2009, the Company had approximately $81 million of investments associated with 18 VIEs, equity investments of $11 million associated with one VIE, and a loan balance of $5 million associated with one VIE.
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $38 million at March 31, 2010. The Company evaluates these loans for impairment, and at March 31, 2010, believes the net carrying value of these loans is collectible. Unfunded loan commitments aggregating $18 million were outstanding at March 31, 2010, $1 million of which is expected to be funded in the next twelve months and in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $75 million of equity and other potential contributions associated with managed or joint venture properties, $39 million of which is expected to be funded in the next twelve months.
     Surety bonds issued on behalf of the Company as of March 31, 2010 totaled $21 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
     To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under performance guarantees in 2010. In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2013. This guarantee is uncapped; however, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The Company has recorded a loss contingency for this guarantee of $8 million, reflected in other liabilities in the accompanying consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively. The Company does not anticipate losing a significant number of management or franchise contracts in 2010.
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
     Litigation. The Company is involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does not expect that the resolution of all legal matters will have a material adverse effect on its consolidated results of operations, financial position or cash flow. However depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

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
CRITICAL ACCOUNTING POLICIES
     We believe the following to be our critical accounting policies:
     Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise revenues; (3) vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:
•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms’ revenue for comparable properties.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W, Luxury Collection, Aloft and Element brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement, offset by payments by us under performance and other guarantees. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership and Residential — We recognize revenue from Vacation Ownership Interests (“VOIs”) sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer’s demonstration of a sufficient level of initial and continuing involvement. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold.

•	Revenues From Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.
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
     We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of March 31, 2010 and December 31, 2009 is $697 million and $689 million, respectively. A 10% reduction in the “breakage” of points would result in an estimated increase of $89 million to the liability at March 31, 2010.
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
     Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a sale of a vacation ownership interest. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating our loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of March 31, 2010, the average estimated default rate for our pools of receivables was 9.7%. Given the significance of our respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.
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

RESULTS OF OPERATIONS
     The following discussion presents an analysis of results of our operations for the three months ended March 31, 2010 and 2009.
     As discussed in Note 2 of the financial statements, following the adoption of ASU Nos. 2009-16 and 2009-17 on January 1, 2010, our statement of income beginning with the three months ended March 31, 2010 no longer reflects securitization income, but instead reports interest income, net charge-offs and certain other income associated with all securitized loan receivables, and interest expense associated with debt issued from the trusts to third-party investors in the same line items in our statement of income as debt. Additionally, we will no longer record initial gains or losses on new securitization activity since securitized vacation ownership notes receivable no longer receive sale accounting treatment. Finally, we no longer recognize gains or losses on the revaluation of the interest-only strip receivable as that asset is not recognized in a transaction accounted for as a secured borrowing.
     Our statement of income for the three months ended March 31, 2009 and our balance sheet as of December 31, 2009 have not been retrospectively adjusted to reflect the adoption of ASU Nos. 2009-16 and 2009-17. Therefore, current period results will not be comparable to prior period amounts, particularly with regards to:
•	Vacation ownership and residential sales and services

•	Interest expense
     Business conditions in the global lodging industry remain difficult. However, after several challenging quarters, the first quarter in 2010 offered some relief. REVPAR began to increase year-over-year and ahead of the fourth quarter of 2009. These gains have resulted from better than expected occupancy primarily related to our three main classes of customers: business, leisure and group travelers. As the largest operator of upper upscale and luxury hotels in the world, we believe luxury travel is leading the increases with occupancy up 20% in certain markets. However, prices have not recovered and continue to lag behind 2009. With the global economy strengthening, we expect pricing to eventually follow the growth in occupancy as demand increases. We have instituted rigorous policies to control costs. This allows us to maintain the benefit of the savings that we achieved.
     Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels in connection with our strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of hotel management and franchise agreements. In 2009 and the first quarter of 2010, we sold or closed seven owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. Three of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from these sold hotels were $0 million and $28 million for the three months ending March 31, 2010 and 2009, respectively.
     Beginning in the latter part of 2008, we have had less success in selling assets at acceptable prices, primarily due to depressed market conditions and the inability of potential buyers to obtain financing. To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.
     At March 31, 2010, we had approximately 350 hotels in the active pipeline representing approximately 85,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 69% are in the upper upscale and luxury segments and 70% are outside of North America. During the first quarter of 2010, we signed 13 hotel management and franchise contracts representing approximately 3,000 rooms of which nine are new builds and four are conversions from another brand and opened 14 new hotels and resorts representing approximately 2,600 rooms. During the first quarter of 2010, seven hotels left the system, representing approximately 4,200 rooms.
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
     The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2010 (with comparable data for 2009):

Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Three Months Ended March 31, 2010
with Comparable Data for the Same Period in 2009(1)
	2010	2009
Metropolitan Area	Revenues	Revenues
New York, NY	12.1%	12.3%
Phoenix, AZ	7.9%	7.0%
Hawaii	7.0%	6.9%
Atlanta, GA	4.4%	4.3%
San Francisco, CA	3.9%	6.2%
     The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2010 (with comparable data for 2009):

Top Five International Markets as a % of Total Owned Revenues for
the Three Months Ended March 31, 2010
with Comparable Data for the Same Period in 2009(1)
	2010	2009
International Market	Revenues	Revenues
Canada	10.0%	8.9%
Italy	5.6%	5.4%
Mexico	4.9%	6.9%
Australia	4.2%	4.8%
Spain	3.9%	1.7%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

     The following table summarizes REVPAR(1), Average Daily Rate (“ADR”) and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 and 2009 represent results for 58 owned, leased and consolidated joint venture hotels (excluding 7 hotels sold and closed and 5 hotels undergoing significant repositionings or without comparable results in 2010 and 2009).

	Three Months Ended
	March 31,
	2010	2009	Variance
Worldwide (58 hotels with approximately 19,000 rooms)
REVPAR	$125.22	$118.48	5.7%
ADR	$196.76	$198.71	(1.0)%
Occupancy	63.6%	59.6%	4.0

North America (31 hotels with approximately 12,000 rooms)
REVPAR	$133.61	$127.77	4.6%
ADR	$197.95	$204.81	(3.3)%
Occupancy	67.5%	62.4%	5.1

International (27 hotels with approximately 7,000 rooms)
REVPAR	$111.88	$103.71	7.9%
ADR	$194.53	$187.77	3.6%
Occupancy	57.5%	55.2%	2.3

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.
     The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended March 31, 2010 and 2009. Same-Store Systemwide Hotels represent results for same store owned, leased, managed and franchised hotels.

	Three Months Ended
	March 31,		Variance
	2010	2009
Worldwide
REVPAR	$97.85	$92.05	6.3%
ADR	$158.18	$162.47	(2.6)%
Occupancy	61.9%	56.7%	5.2

North America
REVPAR	$91.02	$88.54	2.8%
ADR	$147.10	$154.95	(5.1)%
Occupancy	61.9%	57.1%	4.8

International
REVPAR	$107.17	$96.83	10.7%
ADR	$173.31	$172.95	0.2%
Occupancy	61.8%	56.0%	5.8

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009
Continuing Operations

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2010	2009	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$381	$380	$1	0.0%
Management Fees, Franchise Fees and Other Income	153	144	9	6.2%
Vacation Ownership and Residential	133	135	(2)	(1.5)%
Other Revenues from Managed and Franchised Properties	520	468	52	11.1%

Total Revenues	$1,187	$1,127	$60	5.3%

     The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to improved results at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from seven owned hotels that were sold or closed in 2009. These sold or closed hotels had revenues of $0 million in the three months ended March 31, 2010 compared to $28 million in the three months ended March 31, 2009. Revenues at our Same-Store Owned Hotels (58 hotels for the three months ended March 31, 2010 and 2009, excluding the seven hotels sold or closed and five additional hotels undergoing significant repositionings or without comparable results in 2010 and 2009) increased 4.9%, or $17 million, to $345 million for the three months ended March 31, 2010 when compared to $328 million in the same period of 2009 due primarily to an increase in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels increased 5.7% to $125.22 for the three months ended March 31, 2010 when compared to the corresponding 2009 period. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 63.6% in the three months ended March 31, 2010 when compared to 59.6% in the same period in 2009 partially offset by a 1.0% decrease in ADR to $196.76 for the three months ended March 31, 2010 compared to $198.71 for the corresponding 2009 period. REVPAR at Same-Store Owned Hotels in North America increased 4.6% for the three months ended March 31, 2010 when compared to the same period of 2009. REVPAR growth was particularly strong at our owned hotels in New York, New York, Scottsdale, Arizona and Toronto, Canada. REVPAR at our international Same-Store Owned Hotels increased by 7.9% for the three months ended March 31, 2010 when compared to the same period of 2009. REVPAR for Same-Store Owned Hotels internationally increased 0.8% excluding the favorable effects of foreign currency translation.
     The increase in management fees, franchise fees and other income was primarily a result of an $8 million increase in management and franchise revenues to $151 million for the three months ended March 31, 2010 compared to $143 million in 2009. The increase was due to growth in REVPAR of existing hotels under management as well as the net addition of 40 managed and franchised hotels to our system since the first quarter of 2009.
     As a result of applying ASU No. 2009-17, vacation ownership revenues in the first quarter 2010 increased $14 million compared to 2009. This increase was more than offset by lower originated contract sales of VOI inventory, timing of adjustments for percentage of completion accounting and other deferrals, and higher loan loss provisions. Originated contract sales of VOI inventory decreased 4.9% in the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to the closure of fractional sales centers in 2009. Excluding fractional, originated contract sales decreased 0.8% compared to the same period of 2009. This decline is primarily driven by a 7.5% decrease in the average contract amount per vacation ownership unit sold to approximately $16,800, partially offset by a 3.6% increase in the number of contracts signed. The average contract amount per vacation ownership unit sold decreased primarily as a result of price reductions and a higher percentage of lower-priced biennial inventory. The number of contracts signed increased 3.6% when compared to 2009 due to higher closing efficiency partly offset by lower tour flow. The decrease in vacation ownership and residential sales and services was partially offset by a $1 million increase in residential revenue. Residential revenue in 2010 included $2 million of license fees in connection with four properties.

     Other revenues from managed and franchised properties increased to $520 million for the three months ended March 31, 2010 compared to $468 million in 2009, primarily due to an increase in the number of managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2010	2009	year	year

		(in millions)
Selling, General, Administrative and Other	$76	$73	$3	4.1%
     The increase in selling, general, administrative and other expenses was primarily a result of higher incentive compensation expense in 2010 when compared to 2009.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2010	2009	year	year

	(in millions)
Restructuring and Other Special Charges, Net	$—	$17	$(17)	n/m
     During the three months ended March 31, 2009, we recorded restructuring charges of $19 million in connection with our initiative of rationalizing our cost structure in light of the decline in growth in our business units. This initiative was substantially completed in 2009. The charges in the three months ended March 31, 2009 were partially offset by the reversal of $2 million of accruals related to expected severance costs recorded during the Le Méridien acquisition that are no longer needed.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2010	2009	year	year

	(in millions)
Depreciation and Amortization	$76	$75	$1	1.3%
     Depreciation and amortization expense was $76 million for the three months ended March 31, 2010 when compared to the $75 million in the same period in 2009 as additional depreciation from capital expenditures made in the last twelve months were offset by reduced depreciation expense from sold hotels.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2010	2009	year	year

	(in millions)
Operating Income	$85	$61	$24	39.3%
     The increase in operating income was primarily due to the increase in management fees due to the moderate increase in REVPAR and the completion of our cost rationalization initiative discussed above.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2010	2009	year	year

	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$3	$(5)	$8	n/m
     The increase in equity earnings and gains and losses from unconsolidated joint ventures was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2010	2009	year	year

	(in millions)
Net Interest Expense	$62	$43	$19	44.2%
     The increase in net interest expense was primarily due to higher interest rates in the three months ended March 31, 2010 when compared to the same period of 2009 partially offset by a lower overall debt balance. Our weighted average interest rate was 6.88% at March 31, 2010 as compared to 4.85% at March 31, 2009. Additionally, $6 million of the increase was related to the adoption of ASU No. 2009-17, on January 1, 2010, as previously discussed.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2010	2009	year	year

	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$1	$(5)	$6	n/m
     During the three months ended March 31, 2010, we recorded a net gain on dispositions of approximately $1 million related to the sale of our minority interest in a joint venture that owned one hotel. During the three months ended March 31, 2009, we recorded a net loss on dispositions of $5 million, primarily related to the sale of a wholly-owned hotel.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2010	2009	year	year

		(in millions)
Income Tax (Benefit) Expense	$(1)	$1	$(2)	n/m
     The decrease in tax expense is primarily due to an income tax benefit related to the adjustment of deferred tax assets associated with the prior year impairments of a hotel and vacation ownership project as a result of the change in the statutory tax rate in that jurisdiction. Additionally, the effective tax rate was lower due to a decrease in taxes from income earned in foreign tax jurisdictions.
Discontinued Operations
     During the three months ended March 31, 2009, the operations from our former Bliss spa business which was sold at the end of 2009 and the revenues and expenses from two hotels which were recorded as assets held for sale are included in discontinued operations, resulting in a loss of $2 million ($2 million pretax). Additionally, we recorded a $1 million tax charge in discontinued operations as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacted the tax liability associated with one of our former businesses disposed of several years ago.

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
     The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our sources of cash. Our day-to-day operations are financed through a net working capital deficit, a practice that is common in our industry. The ratio of our current assets to current liabilities was 0.76 and 0.74 as of March 31, 2010 and December 31, 2009, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.
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
     Due to the adoption of ASU Nos. 2009-16 and 2009-17, as discussed previously in Note 2, 2010 cash flow from operating activities includes collections on securitized vacation ownership notes receivable and no longer includes cash flow activity related to Retained Interests.
Cash Used for Investing Activities
     Gross capital spending during the three months ended March 31, 2010 was as follows (in millions):

Capital Expenditures:
Owned, leased and consolidated joint venture hotels	$13
Corporate and information technology	3

Subtotal	16

Vacation Ownership and Residential Capital Expenditures (1):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	$(9)
Capital expenditures for inventory — St. Regis Bal Harbour	39

Subtotal	30

Development Capital (2)	13

Total Capital Expenditures	$59

(1)	Represents gross inventory capital expenditures of $45 million less cost of sales of $15 million.

(2)	Includes $4 million of expenditures that are classified as Plant, property and equipment, net on the consolidated balance sheet.

     Gross capital spending during the three months ended March 31, 2010 included approximately $16 million of maintenance capital, and $13 million of development capital. Investment spending on gross vacation ownership interest (“VOI”) and residential inventory was $45 million, primarily in Bal Harbour, Florida, Rancho Mirage, California and Orlando, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to repairs, maintenance, and renovations that we believe is necessary to stay competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2010 (excluding vacation ownership and residential inventory) will be approximately $150 million for maintenance, renovations, and technology capital. In addition, for the full year 2010, we currently expect to spend approximately $240 million for investment projects, including construction of the St. Regis Bal Harbour and various joint ventures and other investments.
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
     Since 2006 and through March 31, 2010, we have sold 60 hotels realizing proceeds of approximately $5.2 billion in numerous transactions. On April 15, 2010, we completed the sale of two hotels for gross proceeds of $78 million.
     There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities
     The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of March 31, 2010:

	Amount
	Outstanding at	Interest Rate at
	March 31,	March 31,		Average
	2010(a)	2010		Maturity
	(in millions)			(In years)

Floating Rate Debt
Revolving Credit Facilities	$200	3.44%		0.9
Mortgages and Other	36	5.80%		2.8
Interest Rate Swaps	500	4.80%

Total/Average	$736	5.50	%(b)	1.2

Fixed Rate Debt
Senior Notes	$2,689	7.26%		4.9
Mortgages and Other	122	7.55%		8.0
Interest Rate Swaps	(500)	7.06%

Total/Average	$2,311	7.31%		5.0

Total Debt
Total Debt and Average Terms	$3,047	6.88%		4.7

(a)	Excludes approximately $457 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes commitment fees on undrawn revolver.
     Due to the adoption of ASU Nos. 2009-16 and 2009-17, as discussed previously in Note 2, 2010 cash flows from financing activities include the borrowings and repayments of securitized vacation ownership debt.
     We have evaluated the commitments of each of the lenders in our Revolving Credit Facilities (the “Facilities”). In addition, we have reviewed our debt covenants and do not anticipate any issues regarding the availability of funds under the Facilities.
     At March 31, 2010, we had gross debt of $3.047 billion, excluding debt associated with securitized vacation ownership notes receivable. Additionally, we had cash and cash equivalents of $164 million (including $73 million of restricted cash), or net debt of $2.883 billion, compared to net debt of $2.819 billion as of December 31, 2009. As we discussed earlier, we adopted ASU Nos. 2009-16 and 2009-17 on January 1, 2010 and, as a result, at March 31, 2010 we had $406 million of debt associated with securitized vacation ownership receivables. Including this debt associated with securitized vacation ownership receivables, our net debt was $3.289 billion at March 31, 2010.
     On April 20, 2010, we executed a new $1.5 billion Senior Credit Facility (“New Facility”). The New Facility matures on November 15, 2013 and replaces the $1.875 billion Revolving Credit Agreement, which would have matured on February 11, 2011.
     Our Facilities are used to fund general corporate cash needs. As of March 31, 2010, we have availability of over $1.5 billion under the Facilities, which was reduced to $1.1 billion after the execution of the New Facility. Our ability to borrow under the Facilities is subject to compliance with the terms and conditions under the Facilities, including certain leverage and coverage covenants.
     Our current credit ratings and outlook are as follows: S&P BB (positive outlook); Moody’s Ba1 (stable outlook); and Fitch BB+ (stable outlook). The impact of the ratings could impact our current and future borrowing costs.
     Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances (approximately $164 million at March 31, 2010, including $73 million of short-term and long-term restricted cash), available borrowings under the Facilities (approximately $1.1 billion including the impact of the New Facility entered into in April, 2010), our expected income tax refund of over $200 million and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.
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
     We had the following commercial commitments outstanding as of March 31, 2010 (in millions):

		Amount of Commitment Expiration Per Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Standby letters of credit	$162	$159	$—	$—	$3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
     We enter into forward contracts to manage foreign exchange risk in forecasted transactions based in foreign currencies and to manage foreign exchange risk on intercompany loans that are not deemed permanently invested We also enter into interest rate swap agreements to hedge interest rate risk (see Note 13).

Item 4.	Controls and Procedures.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon the foregoing evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits.

10.1	Credit Agreement dated as of April 20, 2010 among Starwood Hotels & Resorts Worldwide, Inc., certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2010.

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer (1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer (1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer (1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer (1)

(1)	Filed herewith.

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
Date: May 6, 2010