Form 10-Q
period 2010-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2010-07-29
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number: 1-7959
STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)
Maryland
(State or other jurisdiction
of incorporation or organization)
52-1193298
(I.R.S. employer identification no.)
1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)
(914) 640-8100
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
     190,125,186 shares of common stock, par value $0.01 per share, outstanding as of July 22, 2010.

Page
PART I. Financial Information

Item 1. Financial Statements	2
Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009	4
Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2010 and 2009	5
Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	38
Item 4. Controls and Procedures	38

PART II. Other Information

Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 6. Exhibits	39
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2010.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90	$87
Restricted cash	64	47
Accounts receivable, net of allowance for doubtful accounts of $50 and $54	521	447
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $9 and $0	49	—
Inventories	749	783
Prepaid expenses and other	146	127

Total current assets	1,619	1,491
Investments	308	344
Plant, property and equipment, net	3,312	3,350
Assets held for sale	—	71
Goodwill and intangible assets, net	2,064	2,063
Deferred tax assets	971	982
Other assets	493	460
Securitized vacation ownership notes receivable	346	—

	$9,113	$8,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$7	$5
Current maturities of long-term securitized vacation ownership debt	108	—
Accounts payable	142	139
Accrued expenses	1,118	1,212
Accrued salaries, wages and benefits	326	303
Accrued taxes and other	317	368

Total current liabilities	2,018	2,027
Long-term debt	2,972	2,955
Long-term securitized vacation ownership debt	267	—
Deferred income taxes	30	31
Other liabilities	1,875	1,903

	7,162	6,916

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 190,215,688 and 186,785,068 shares at June 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	647	552
Accumulated other comprehensive loss	(385)	(283)
Retained earnings	1,671	1,553

Total Starwood stockholders’ equity	1,935	1,824
Noncontrolling interest	16	21

Total equity	1,951	1,845

	$9,113	$8,761

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Owned, leased and consolidated joint venture hotels	$437	$386	$818	$766
Vacation ownership and residential sales and services	137	126	270	261
Management fees, franchise fees and other income	177	166	330	310
Other revenues from managed and franchised properties	538	489	1,058	957

	1,289	1,167	2,476	2,294
Costs and Expenses
Owned, leased and consolidated joint venture hotels	347	322	676	649
Vacation ownership and residential	103	98	204	204
Selling, general, administrative and other	92	78	168	151
Restructuring, goodwill impairment and other special charges (credits), net	(1)	5	(1)	22
Depreciation	66	69	132	137
Amortization	7	7	17	14
Other expenses from managed and franchised properties	538	489	1,058	957

	1,152	1,068	2,254	2,134
Operating income	137	99	222	160
Equity (losses) earnings and gains and losses from unconsolidated ventures, net	3	3	6	(2)
Interest expense, net of interest income of $0, $2, $1 and $2	(59)	(53)	(121)	(96)
Gain (loss) on asset dispositions and impairments, net	20	(21)	21	(26)

Income from continuing operations before taxes and noncontrolling interests	101	28	128	36
Income tax benefit (expense)	(22)	112	(21)	111

Income (loss) from continuing operations	79	140	107	147
Discontinued operations:
Income (loss) from operations, net of tax (benefit) expense of $0, $0, $0 and $0	(1)	1	(1)	(1)
Gain (loss) on dispositions, net of tax (benefit) expense of $(34), $(6), $(34) and $(5)	36	(7)	36	(8)

Net income	114	134	142	138
Net loss (income) attributable to noncontrolling interests	—	—	2	2

Net income attributable to Starwood	$114	$134	$144	$140

Earnings (Loss) Per Share – Basic
Continuing operations	$0.44	$0.79	$0.60	$0.83
Discontinued operations	0.19	(0.04)	0.19	(0.05)

Net income	$0.63	$0.75	$0.79	$0.78

Earnings (Loss) per Share – Diluted
Continuing operations	$0.42	$0.78	$0.58	$0.82
Discontinued operations	0.19	(0.04)	0.19	(0.05)

Net income	$0.61	$0.74	$0.77	$0.77

Amounts attributable to Starwood’s Common Shareholders
Continuing operations	$79	$140	$109	$149
Discontinued operations	35	(6)	35	(9)

Net income	$114	$134	$144	$140

Weighted average number of shares	182	180	182	179

Weighted average number of shares assuming dilution	189	183	188	182

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$114	$134	$142	$138
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(77)	81	(101)	35
Less: Recognition of accumulated foreign currency translation adjustments on sold hotels	—	—	—	(13)
Change in fair value of derivatives	—	(1)	1	1
Reclassification adjustments for gains included in net income	(1)	(2)	(1)	(3)
Defined benefit pension plans net gain	—	11	—	11
Amortization of actuarial losses included in net income	—	2	—	2
Change in fair value of investments	—	—	(1)	—
Reclassification for gains and amortization included in net income	—	1	—	1

	(78)	92	(102)	34
Comprehensive income	36	226	40	172
Comprehensive loss attributable to noncontrolling interests	—	—	2	2

Comprehensive income attributable to Starwood	$36	$226	$42	$174

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities
Net income	$142	$138
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(36)	8
Depreciation and amortization	—	5
Depreciation and amortization	149	151
Amortization of deferred gains	(40)	(40)
Non-cash portion of restructuring and other special charges (credits), net	—	1
(Gain) loss on asset dispositions and impairments, net	(21)	26
Stock-based compensation expense	35	26
Excess stock-based compensation tax benefit	(6)	—
Distributions in excess (deficit) of equity earnings	—	18
(Gain) loss on the sale of VOI notes receivable	—	(1)
Non-cash portion of income tax (benefit) expense	5	(118)
Other non-cash adjustments to net income	2	32
Decrease (increase) in restricted cash	—	53
Other changes in working capital	(160)	(132)
Securitized VOI notes receivable activity, net	45	—
Unsecuritized VOI notes receivable activity, net	(50)	82
Accrued and deferred income taxes and other	28	(25)

Cash (used for) from operating activities	93	224

Investing Activities
Purchases of plant, property and equipment	(70)	(112)
Proceeds from asset sales, net of transaction costs	76	4
(Issuance) collection of notes receivable, net	(1)	—
Acquisitions, net of acquired cash	(18)	—
Distributions (contributions) from (to) investments, net	(25)	20
Other, net	12	(7)

Cash (used for) from investing activities	(26)	(95)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	17	(58)
Long-term debt issued	—	482
Long-term debt repaid	(6)	(677)
Long-term securitized debt repaid	(63)	—
Dividends paid	(37)	(164)
Proceeds from employee stock option exercises	46	—
Excess stock-based compensation tax benefit	6	—
Other, net	(22)	(25)

Cash (used for) from financing activities	(59)	(442)

Exchange rate effect on cash and cash equivalents	(5)	3

(Decrease) increase in cash and cash equivalents	3	(310)
Cash and cash equivalents — beginning of period	87	389

Cash and cash equivalents — end of period	$90	$79

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$148	$88

Income taxes, net of refunds	$29	$(15)

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
Note 2. Recently Issued Accounting Standards
     Adopted Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 166), and ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (formerly SFAS No. 167).
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
     Beginning January 1, 2010, the Company’s balance sheet and statement of income no longer reflect activity related to its retained economic interests (“Retained Interests”), but instead reflects activity related to its securitized vacation ownership notes receivable and the corresponding securitized debt, including interest income, loan loss provisions, and interest expense. Interest income and loan loss provisions associated with the securitized vacation ownership notes receivable are included in the vacation ownership and residential sales and services line item resulting in an increase of $11 million in the six months ended June 30, 2010 as compared to the same period in 2009. Interest expense of $10 million was recorded in the six months ended June 30, 2010. The cash flows from borrowings and repayments associated with the securitized vacation ownership debt are now presented as cash flows from financing activities. The Company does not expect to recognize gains or losses from future securitizations as a result of the adoption of this new guidance.
     The Company’s statement of income for the three and six months ended June 30, 2009 and its balance sheet as of December 31, 2009 have not been retrospectively adjusted to reflect the adoption of ASU Nos. 2009-16 and 2009-17. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regards to:
•	Restricted cash

•	Other assets

•	Investments

•	Vacation ownership and residential sales and services

•	Interest expense

     In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which amends certain guidance of FASB Accounting Standards Codification (“ASC”) 820. The amendment requires enhanced disclosures about valuation techniques and inputs to fair value measurements. This topic is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this topic on January 1, 2010 and it had no material impact on the Company’s consolidated financial statements.
     In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments remove the requirement for a Securities and Exchange Commission (“SEC”) registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement did not affect the nature or timing of subsequent events evaluations performed by the Company. The ASU became effective upon issuance.
     Future Adoption of Accounting Standards
     In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”, which supersedes certain guidance in ASC 605-25, Revenue Recognition – Multiple Element Arrangements. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.
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
     The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per share data):

	Three Months Ended June 30,
	2010			2009
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
Basic earnings from continuing operations	$79	182	$0.44	$140	180	$0.79
Effect of dilutive securities:
Stock options and restricted stock and unit awards	—	7	(0.02)	—	3	(0.01)

Diluted earnings from continuing operations	$79	189	$0.42	$140	183	$0.78

	Six Months Ended June 30,
	2010			2009
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
Basic earnings from continuing operations	$109	182	$0.60	$149	179	$0.83
Effect of dilutive securities:
Stock options and restricted stock and unit awards	—	6	(0.02)	—	3	(0.01)

Diluted earnings from continuing operations	$109	188	$0.58	$149	182	$0.82

     Approximately 5,111,000 and 9,694,000 shares for the three months ended June 30, 2010 and 2009, respectively, and 5,185,000 and 10,782,000 shares for the six months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted shares, respectively, as their impact would have been anti-dilutive.

Note 4. Acquisitions
     During the second quarter of 2010, the Company paid approximately $23 million to acquire a controlling interest in a joint venture in which it had previously held a non-controlling interest. The primary business of the joint venture is to develop, license and manage restaurant concepts. The acquisition took place after one of the Company’s former partners exercised its right to put its interest to the Company in accordance with the terms of the joint venture agreement. In accordance with ASC 805, Business Combinations, when an acquirer obtains a controlling position as a result of a step acquisition, the acquirer is required to remeasure its previously held investment to fair value and record the difference between fair value and its carrying value in the statement of income. This acquisition resulted in a gain of $5 million which was recorded in the gain (loss) on asset dispositions and impairments, net line item. The fair values of the assets and liabilities acquired have been recorded in Starwood’s consolidated balance sheet, including the resulting goodwill of approximately $26 million. The results of operations going forward from the acquisition date have been included in Starwood’s consolidated statements of income.
Note 5. Dispositions
     During the second quarter of 2010, the Company completed the sale of two wholly-owned hotels in New York for approximately $78 million and recognized a pre-tax gain of $3 million ($37 million gain after tax) in discontinued operations.
     During the first quarter of 2010, the Company recorded a net gain of approximately $1 million related to the sale of its minority interest in a joint venture that owned one hotel and the sale of a non-core asset, partially offset by losses on the termination of two management contracts.
     During the second quarter of 2009, the Company sold a hotel in Minneapolis for cash proceeds of approximately $4 million and terminated the lease of a hotel prior to its original term. As a result, the Company recorded a pre-tax loss of $13 million ($7 million loss after-tax) to discontinued operations in connection with these transactions.
     During the first quarter of 2009, the Company sold a wholly-owned hotel in exchange for a long-term agreement to manage the hotel. The Company recorded a loss on the sale of $5 million which was recorded in the gain/loss on asset dispositions and impairments, net line item of the Company’s consolidated statements of income.
Note 6. Other Assets
     Other assets include the following (in millions):

	June 30,	December 31,
	2010	2009
VOI notes receivable, net	$199	$222
Other notes receivable, net	42	34
Prepaid taxes	109	103
Deposits and other	143	101

	$493	$460

     The weighted average interest rate of the VOI notes receivable at June 30, 2010 and December 31, 2009 was 12.08% and 11.77%, respectively.
Note 7. Securitized Vacation Ownership Notes Receivable
     The Company has variable interests in the QSPEs associated with its five outstanding securitization transactions. The Company applied the variable interest model and determined it is the primary beneficiary of these VIEs. In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related QSPEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $12 million and $20 million during the three and six months ended June 30, 2010, respectively compared to $6 million and $13 million during the three and six months ended June 30, 2009. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company holds the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, the Company holds both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

     The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished to maintain the credit rating of the underlying notes.
     Upon transfer of vacation ownership notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 10). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the QSPEs. Such activity totaled $10 million and $20 million during the three and six months ended June 30, 2010, respectively, and is classified in cash and cash equivalents when received.
     The carrying values of the securitized vacation ownership notes receivable consolidated on the Company’s balance sheets as of June 30, 2010 relating to securitization activities, are as follows (in millions):

Securitized vacation ownership notes receivables	$464
Allowance for loan losses	(69)

Net notes receivable	395
Less: current notes receivable	(49)

Carrying value of long-term securitized vacation ownership notes receivable	$346

     The weighted average interest rate of the securitized vacation ownership notes receivable at June 30, 2010 and December 31, 2009 was 12.77% and 12.80%, respectively.
     Additionally, restricted cash of $17 million and deferred financing fees net of $7 million related to its VIEs are recorded as restricted cash and other assets, respectively, on the Company’s balance sheet.
     With respect to balances outstanding at December 31, 2009 and activity for the three and six months ended June 30, 2009, prior to the adoption of ASU Nos. 2009-16 and 2009-17, the Company’s Retained Interests had the following impacts on the financial statements:
     Gross credit losses for all VOI notes receivable that have been securitized totaled $9 million and $18 million during the three and six months ended June 30, 2009, respectively.
     The Company received aggregate cash proceeds of $5 million and $11 million from the Retained Interests during the three and six months ended June 30, 2009, respectively, and aggregate servicing fees of $1 million and $2 million related to these VOI notes receivable in the three and six months ended June 30, 2009, respectively.
     As of December 31, 2009, the aggregate net present value and carrying value of the Retained Interests for the Company’s five outstanding note securitizations was approximately $25 million, with the following key assumptions used in measuring the fair value: an average discount rate of 7.8%, an average expected annual prepayment rate including defaults of 15.8%, and an expected weighted average remaining life of prepayable notes receivable of 86 months.
Note 8. Fair Value
     The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$1	$—	$1
Interest rate swaps	—	17	—	17

	$—	$18	$—	$18

Liabilities:
Interest rate swaps	$—	$4	$—	$4

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
     The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to June 30, 2010 (in millions):

Balance at December 31, 2009	$25
Adoption of ASU No. 2009-17	(25)

Balance at June 30, 2010	$—

Note 9. Debt
     Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	June 30,	December 31,
	2010	2009
Revolving Credit Facility, interest rates ranging from 3.13% to 4.40% at June 30, 2010, maturing 2013	$127	$—
Revolving Credit Facility	—	114
Senior Notes, interest at 7.875%, maturing 2012	610	608
Senior Notes, interest at 6.25%, maturing 2013	504	498
Senior Notes, interest at 7.875%, maturing 2014	489	485
Senior Notes, interest at 7.375%, maturing 2015	449	449
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	244	244
Mortgages and other, interest rates ranging from 6.0% to 9.00%, various maturities	156	162

	2,979	2,960
Less current maturities	(7)	(5)

Long-term debt	$2,972	$2,955

     On April 20, 2010, the Company entered into a new $1.5 billion senior credit facility (“New Facility”). The New Facility matures on November 15, 2013 and replaced the former $1.875 billion revolving credit agreement, which would have matured on February 11, 2011.
Note 10. Securitized Vacation Ownership Debt
     As discussed in Note 7, the Company’s VIEs associated with the securitization of its vacation ownership notes receivable were consolidated following the adoption of ASU Nos. 2009-16 and 2009-17. As of June 30, 2010, long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

2003 securitization, interest rates ranging from 3.95% to 6.96%, maturing 2019	$22
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2023	66
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2019	47
2009 securitizations, interest rates ranging from 5.28% to 5.81%, maturing 2014 and 2016	240

375
Less current maturities	(108)

Long-term debt	$267

Note 11. Deferred Gains
     The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of June 30, 2010 and December 31, 2009, the Company had total deferred gains of approximately $1.0 billion and $1.1 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $20 million and $40 million for the three and six months ended June 30, 2010 and 2009, respectively.
Note 12. Restructuring and Other Special Charges (Credits), Net
     During the three and six months ended June 30, 2010, the Company recorded restructuring credits of $1 million associated with the reversal of previous restructuring reserves no longer deemed necessary. During the three and six months ended June 30, 2009, the Company recorded restructuring charges of $5 million and $22 million, respectively in connection with its previous initiative of rationalizing its cost structure in light of the decline in growth in its business units.
     Restructuring costs and other special charges (credits), net, by segment are as follows: (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
Hotel	$(1)	$4	$(1)	$13
Vacation Ownership & Residential	—	1	—	9

Total	$(1)	$5	$(1)	$22

     The Company had remaining accruals of $22 million and $26 million as of June 30, 2010 and December 31, 2009, respectively, which are primarily related to long-term liabilities for certain obligations in the vacation ownership business that are expected to be paid out in future years.
Note 13. Derivative Financial Instruments
     The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies, including the Euro, Canadian Dollar and Yen. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro and Yen forward contracts at June 30, 2010 are $10 million and $3 million, respectively, with average exchange rates of 1.4 and 90.4, respectively, with terms of less than one year. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies.
     The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in the Company’s consolidated statements of income during each reporting period.
     The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At June 30, 2010, the Company has six interest rate swap agreements with an aggregate notional amount of $500 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012, 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

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
     The following tables summarize the fair value of our derivative instruments, the effect of derivative instruments on our consolidated statements of comprehensive income, the amounts reclassified from other comprehensive income and the effect on the consolidated statements of income during the quarter.
Fair Value of Derivative Instruments
(in millions)

	June 30,		December 31,
	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$1	Prepaid and other current assets	$—
Interest rate swaps	Other assets	17	Other assets	7

Total assets		$18		$7

Liability Derivatives
Interest rate swaps	Other liabilities	$4	Other liabilities	$—

Total liabilities		$4		$—

	June 30,		December 31,
	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—

Total assets		$—		$—

Liability Derivatives
Forward contracts	Accrued expenses	$—	Accrued expenses	$7

Total liabilities		$—		$7

Consolidated Statements of Income and Comprehensive Income
for the Three and Six Months Ended June 30, 2010 and 2009
(in millions)

Balance at March 31, 2010	$(1)
Mark-to-market loss (gain) on forward exchange contracts	—
Reclassification of gain from OCI to management fees, franchise fees, and other income	1

Balance at June 30, 2010	$—

Balance at December 31, 2009	$—
Mark-to-market loss (gain) on forward exchange contracts	(1)
Reclassification of gain from OCI to management fees, franchise fees, and other income	1

Balance at June 30, 2010	$—

Balance at March 31, 2009	$(7)
Mark-to-market loss (gain) on forward exchange contracts	1
Reclassification of gain from OCI to management fees, franchise fees, and other income	2

Balance at June 30, 2009	$(4)

Balance at December 31, 2008	$(6)
Mark-to-market loss (gain) on forward exchange contracts	(1)
Reclassification of gain from OCI to management fees, franchise fees, and other income	3

Balance at June 30, 2009	$(4)

Derivatives Not	Location of Gain	Amount of Gain
Designated as Hedging	or (Loss) Recognized	or (Loss) Recognized
Instruments	in Income on Derivative	in Income on Derivative
		Three Months Ended
		June 30,
		2010	2009
Foreign forward exchange contracts	Interest expense, net	$(17)	$3

Total (loss) gain included in income		$(17)	$3

		Six Months Ended
		June 30,
		2010	2009
Foreign forward exchange contracts	Interest expense, net	$(35)	$(7)

Total loss included in income		$(35)	$(7)

Note 14. Discontinued Operations
     During the three and six months ended June 30, 2010, the Company recorded a gain of approximately $36 million, primarily related to a tax benefit in connection with the sale of two hotels for $78 million (see Note 5). The tax benefit was related to the realization of a high tax basis in these hotels that was generated through a previous transaction.
     During the three and six months ended June 30, 2009, the loss of $7 million and $8 million, respectively, primarily relates to the loss on disposition of two hotels, partially offset by a tax benefit for a settlement of an uncertain tax position related to the sale of an entity several years ago.
Note 15. Pension and Postretirement Benefit Plans
     The following table presents the components of net period benefit cost for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,
	2010			2009
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$0.1	$—	$—	$1.2	$—
Interest cost	0.3	2.5	0.3	0.2	3.2	0.3
Expected return on plan assets	—	(2.6)	—	—	(2.7)	—
Amortization of:
Actuarial loss	—	0.3	—	—	1.0	—
Prior service credit	—	—	—	—	(0.1)	—

Net period benefit cost	$0.3	$0.3	$0.3	$0.2	$2.6	$0.3

	Six Months Ended June 30,
	2010			2009
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$0.1	$—	$—	$2.4	$—
Interest cost	0.5	5.0	0.5	0.5	6.3	0.5
Expected return on plan assets	—	(5.2)	—	—	(5.0)	(0.1)
Amortization of:
Actuarial loss	—	0.6	—	—	2.4	—
Prior service credit	—	—	—	—	(0.1)	—

Net period benefit cost	$0.5	$0.5	$0.5	$0.5	$6.0	$0.4

     During the six months ended June 30, 2010, the Company contributed approximately $11 million to its pension and postretirement benefit plans. For the remainder of 2010, the Company expects to contribute approximately $4 million to its pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.

Note 16. Income Taxes
     The total amount of unrecognized tax benefits as of June 30, 2010, was $998 million, of which $75 million would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits includes approximately $499 million related to the February 1998 disposition of ITT World Directories which the Company strongly believes was completed on a tax deferred basis. In 2002, the IRS proposed an adjustment to tax the gain on disposition in 1998, and the issue has progressed to litigation in United States Tax Court. In January 2009, the Company and the IRS reached an agreement in principle to settle the litigation pertaining to the tax treatment of this transaction. In 2010, the Company expects to finalize the details of the agreement and obtain a refund of approximately $200 million for previously paid tax. As a result, the Company expects to decrease its unrecognized tax benefits by approximately $499 million within the next 12 months. It is reasonably possible that zero to substantially all of the Company’s other remaining unrecognized tax benefits will reverse within the next twelve months.
     The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2010, the Company had $239 million accrued for the payment of interest and no accrued penalties.
     The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of June 30, 2010, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.
Note 17. Stockholder’s Equity
     The following table represents changes in stockholders equity that are attributable to Starwood’s stockholders and non-controlling interests.

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
	Common		Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balance at December 31, 2009	187	$2	$552	$(283)	$1,553	$21	$1,845
Adoption of ASU No. 2009-17	—	—	—	—	(26)	—	(26)
Net income (loss)	—	—	—	—	144	(2)	142
Stock option and restricted stock award transactions, net	3	—	92	—	—	—	92
ESPP stock issuances	—	—	3	—	—	—	3
Dividends	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	(102)	—	—	(102)

Balance at June 30, 2010	190	$2	$647	$(385)	$1,671	$16	$1,951

     Share Issuances and Repurchases. During the six months ended June 30, 2010, the Company issued approximately 2 million Company common shares as a result of stock option exercises. Additionally, restricted stock grants and restricted unit vestings, net of cancellations, resulted in the issuance of approximately 1 million Company common shares. During the six months ended June 30, 2010, the Company did not repurchase any shares and no repurchase capacity remained available under the Share Repurchase Authorization.
     Dividends. On January 14, 2010, the Company paid a dividend of $0.20 per share to shareholders of record on December 31, 2009.
Note 18. Stock-Based Compensation
     In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the six month period ended June 30, 2010, the Company granted stock options, restricted stock and units to executive officers, members of the Board of Directors and certain employees. The Company granted approximately 562,000 stock options that had a weighted average grant date fair value of $14.73 per option. The weighted average exercise price of these options was $38.24. In addition, the Company granted approximately 2,000,000 restricted stock and units that had a weighted average grant date fair value of $37.28.

     The Company recorded stock-based employee compensation expense, including the estimated impact of reimbursements from third parties, of $18 million and $35 million, in the three and six months ended June 30, 2010, respectively, and $15 million and $26 million in the three and six months ended June 30, 2009, respectively.
     As of June 30, 2010, there was approximately $25 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which is expected to be recognized over a weighted-average period of 1.62 years on a straight-line basis.
     As of June 30, 2010, there was approximately $101 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and units, which is expected to be recognized over a weighted-average period of 1.53 years on a straight-line basis.
Note 19. Fair Value of Financial Instruments
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Restricted cash	$8	$8	$7	$7
VOI notes receivable	199	228	222	253
Other notes receivable	44	44	36	36
Securitized vacation ownership notes receivable	346	408	—	—

Total financial assets	$597	$688	$265	$296

Liabilities:
Long-term debt	$2,972	$3,112	$2,955	$3,071
Long-term securitized vacation ownership debt	267	279	—	—
Other long-term liabilities	9	9	8	8

Total financial liabilities	$3,248	$3,400	$2,963	$3,079

Off-Balance sheet:
Letters of credit	$—	$153	$—	$168
Surety bonds	—	22	—	21

Total off-balance sheet	$—	$175	$—	$189

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
     The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Hotel	$1,114	$1,003	$2,130	$1,958
Vacation ownership and residential	175	164	346	336

Total	$1,289	$1,167	$2,476	$2,294

Operating income:
Hotel	$151	$112	$245	$199
Vacation ownership and residential	27	22	52	43

Total segment operating income	178	134	297	242
Selling, general, administrative and other	(42)	(30)	(76)	(60)
Restructuring and other special credits (charges), net	1	(5)	1	(22)

Operating income	137	99	222	160
Equity earnings (losses) and gains and (losses) from unconsolidated ventures, net:
Hotel	2	2	5	(3)
Vacation ownership and residential	1	1	1	1
Interest expense, net	(59)	(53)	(121)	(96)
Gain (loss) on asset dispositions and impairments, net	20	(21)	21	(26)

Income from continuing operations before taxes and noncontrolling interests	$101	$28	$128	$36

Capital expenditures:
Hotel	$34	$35	$51	$72
Vacation ownership and residential	8	9	12	27
Corporate	4	6	7	13

Total	$46	$50	$70	$112

	June 30,	December 31,
	2010	2009
Assets:
Hotel(a)	$5,845	$5,924
Vacation ownership and residential(b)	2,084	1,639
Corporate	1,184	1,198

Total	$9,113	$8,761

(a)	Includes $282 million and $294 million of investments in unconsolidated joint ventures at June 30, 2010 and December 31, 2009, respectively.

(b)	Includes $27 million and $25 million of investments in unconsolidated joint ventures at June 30, 2010 and December 31, 2009, respectively.

Note 21. Commitments and Contingencies
     Variable Interest Entities. The Company has evaluated hotels in which it has a variable interest, generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by primarily considering the qualitative factors. Qualitative factors include evaluating if the Company has the power to control the VIE and has the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. The Company has determined it is not the primary beneficiary of these VIEs and therefore these entities are not consolidated in the Company’s financial statements. See Note 7 for the VIEs in which the Company is deemed the primary beneficiary and has consolidated the entities.
     The 15 VIEs associated with the Company’s variable interests are hotels for which the Company has entered into management or franchise agreements with the hotel owners. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.
     At June 30, 2010, the Company has approximately $71 million of investments and a loan balance of $9 million associated with 12 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.
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
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $38 million at June 30, 2010. The Company evaluates these loans for impairment, and at June 30, 2010, believes the net carrying value of these loans is collectible. Unfunded loan commitments aggregating $18 million were outstanding at June 30, 2010, $1 million of which is expected to be funded in the next twelve months and in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $52 million of equity and other potential contributions associated with managed or joint venture properties, $16 million of which is expected to be funded in the next twelve months.
     Surety bonds issued on behalf of the Company as of June 30, 2010 totaled $22 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
     To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. In the second quarter of 2010, the Company, at its option, agreed to cure a failed performance test for one of its managed hotels. As a result, the Company recorded a reserve for this performance guarantee of approximately $3 million, which is included in selling, general, administrative and other expenses. The Company does not anticipate any significant funding under performance guarantees in 2010.
     In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through

2014. This guarantee is uncapped; however, the Company has estimated its exposure under this guarantee and does not anticipate that payments made under the guarantee will be significant in any single year. The Company has recorded a loss contingency for this guarantee of $9 million and $8 million, respectively, reflected in other liabilities in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively. The Company does not anticipate losing a significant number of management or franchise contracts in 2010.
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
CRITICAL ACCOUNTING POLICIES
     We believe the following to be our critical accounting policies:
     Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise revenues; (3) vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:
•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms’ revenue for comparable properties.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W, Luxury Collection, Aloft and Element brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership and Residential — We recognize revenue from Vacation Ownership Interests (“VOIs”) sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer’s demonstration of a sufficient level of initial and continuing involvement. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold.

•	Revenues From Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.
Frequent Guest Program. Starwood Preferred Guest® (“SPG”) is our frequent guest incentive marketing program. SPG members earn points based on spending at our owned, managed and franchised hotels, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards. Points can be redeemed at substantially all of our owned, managed and franchised hotels as well as through other redemption opportunities with third parties, such as conversion to airline miles.
     We charge our owned, managed and franchised hotels the cost of operating the SPG program, including the estimated cost of our future redemption obligation, based on a percentage of our SPG members’ qualified expenditures. Our management and franchise agreements require that we be reimbursed for the costs of operating the SPG program, including marketing, promotion, communications with, and performing member services for the SPG members. As points are earned, we increase the SPG point liability for the amount of cash we receive from our managed and franchised hotels related to the future redemption obligation. For our owned hotels we record an expense for the amount of our future redemption obligation with the offset to the SPG point liability. When points are redeemed by the SPG members, the hotels recognize revenue and the SPG point liability is reduced.
     We, through the services of third-party actuarial analysts, determine the value of the future redemption obligation based on statistical formulas which project the timing of future point redemptions based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions.
     We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of June 30, 2010 and December 31, 2009 is $701 million and $689 million, respectively, of which $210 million and $244 million, respectively, is included in accrued expenses. A 10% reduction in the “breakage” of points would result in an estimated increase of $88 million to the liability at June 30, 2010.

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
     Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a sale of a vacation ownership interest. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating our loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of June 30, 2010, the average estimated default rate for our pools of receivables was 9.9%. Given the significance of our respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.
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

RESULTS OF OPERATIONS
     The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2010 and 2009.
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
     Our statement of income for the three and six months ended June 30, 2009 and our balance sheet as of December 31, 2009 have not been retrospectively adjusted to reflect the adoption of ASU Nos. 2009-16 and 2009-17. Therefore, current period results will not be comparable to prior period amounts, particularly with regards to:
•	Vacation ownership and residential sales and services
•	Interest expense
     Business conditions in the global lodging industry remain difficult. However, after several challenging quarters, 2010 has offered some relief. REVPAR has begun to increase year-over-year with the second quarter of 2010 being stronger than the first quarter of 2010. These improvements have resulted from better than expected occupancy primarily related to our three main classes of customers: business, leisure and group travelers. As the largest operator of upper upscale and luxury hotels in the world, we believe luxury travel is leading the increases in occupancy. In the second quarter of 2010 we also experienced slight increases in average daily rates when compared to the same period of 2009. While the increases in average daily rate were modest compared to the occupancy gains, as the global economy strengthens, we expect pricing to eventually follow the strong growth in occupancy. We have also instituted rigorous policies to control costs.
     Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels in connection with our strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of hotel management and franchise agreements. Since the beginning of 2009, we sold or closed eight owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. Three of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from these sold hotels were $0 million and $16 million for the three months ended June 30, 2010 and 2009, respectively, and $0 million and $37 million for the six months ended June 30, 2010 and 2009, respectively.
     Beginning in the latter part of 2008, we have had less success in selling assets at acceptable prices, primarily due to depressed market conditions and the inability of potential buyers to obtain financing. To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.
     At June 30, 2010, we had approximately 350 hotels in the active pipeline representing approximately 85,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 69% are in the upper upscale and luxury segments and 71% are outside of North America. During the second quarter of 2010, we signed 25 hotel management and franchise contracts representing approximately 6,400 rooms of which 18 are new builds and seven are conversions from another brand and opened 18 new hotels and resorts representing approximately 4,100 rooms. During the second quarter of 2010, six hotels left the system, representing approximately 1,600 rooms.
     An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period change in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

     We continually update and renovate our owned, leased and consolidated joint venture hotels and include these hotels in our Same-Store Owned Hotel results. In addition, several owned hotels are located in regions which are seasonal and are included in Same-Store Owned Hotel results because the period to period results are comparable. However, we also undertake major repositionings of hotels. While undergoing major repositionings, hotels are generally not operating at full capacity and, as such, these repositionings can negatively impact our hotel revenues and are not included in Same-Store Hotel results. We may continue to reposition our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies.
     The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2010 (with comparable data for 2009):
Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Three Months Ended June 30, 2010
with Comparable Data for the Same Period in 2009(1)

	2010	2009
Metropolitan Area	Revenues	Revenues
New York, NY	12.3%	14.1%
Hawaii	5.5%	6.0%
Boston, MA	5.2%	5.3%
Chicago, IL	4.9%	4.3%
Phoenix, AZ	4.6%	5.4%
Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Six Months Ended June 30, 2010
with Comparable Data for the Same Period in 2009(1)

	2010	2009
Metropolitan Area	Revenues	Revenues
New York, NY	12.2%	13.2%
Hawaii	6.2%	6.5%
Phoenix, AZ	6.1%	6.2%
Boston, MA	4.2%	4.5%
Atlanta, GA	4.1%	4.0%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

     The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2010 (with comparable data for 2009):
Top Five International Markets as a % of Total Owned Revenues for
the Three Months Ended June 30, 2010
with Comparable Data for the Same Period in 2009(1)

	2010	2009
International Market	Revenues	Revenues
Canada	12.4%	9.0%
Italy	8.6%	9.5%
Spain	6.0%	2.6%
Mexico	3.9%	3.5%
Argentina	3.6%	2.3%
Top Five International Markets as a % of Total Owned Revenues for
the Six Months Ended June 30, 2010
with Comparable Data for the Same Period in 2009(1)

	2010	2009
International Market	Revenues	Revenues
Canada	11.3%	9.0%
Italy	7.2%	7.5%
Spain	5.0%	2.2%
Mexico	4.4%	5.2%
Australia	3.9%	4.7%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

     The following table summarizes REVPAR(1), average daily rate (“ADR”) and occupancy for our Same-Store Owned Hotels for the three and six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 and 2009 represent results for 58 and 57, respectively, owned, leased and consolidated joint venture hotels (excluding eight hotels sold or closed and four and five, respectively, hotels undergoing significant repositionings or without comparable results in 2010 and 2009).

	Three Months Ended
	June 30,
	2010	2009	Variance
Worldwide (58 hotels with approximately 19,000 rooms)
REVPAR	$143.09	$121.43	17.8%
ADR	$201.77	$195.67	3.1%
Occupancy	70.9%	62.1%	8.8

North America (31 hotels with approximately 12,000 rooms)
REVPAR	$149.40	$124.57	19.9%
ADR	$198.30	$184.82	7.3%
Occupancy	75.3%	67.4%	7.9

International (27 hotels with approximately 7,000 rooms)
REVPAR	$133.06	$116.44	14.3%
ADR	$208.26	$217.41	(4.2)%
Occupancy	63.9%	53.6%	10.3

	Six Months Ended
	June 30,
	2010	2009	Variance
Worldwide (57 hotels with approximately 19,000 rooms)
REVPAR	$133.19	$119.37	11.6%
ADR	$198.42	$196.36	1.0%
Occupancy	67.1%	60.8%	6.3

North America (30 hotels with approximately 12,000 rooms)
REVPAR	$140.09	$125.37	11.7%
ADR	$196.55	$193.04	1.8%
Occupancy	71.3%	64.9%	6.4

International (27 hotels with approximately 7,000 rooms)
REVPAR	$122.55	$110.12	11.3%
ADR	$201.81	$202.47	(0.3)%
Occupancy	60.7%	54.4%	6.3

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

     The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three and six months ended June 30, 2010 and 2009. Same-Store Systemwide Hotels represent results for same store owned, leased, managed and franchised hotels.

	Three Months Ended
	June 30,
	2010	2009	Variance
Worldwide
REVPAR	$109.07	$96.42	13.1%
ADR	$158.54	$156.08	1.6%
Occupancy	68.8%	61.8%	7.0

North America
REVPAR	$105.76	$94.46	12.0%
ADR	$148.41	$146.28	1.5%
Occupancy	71.3%	64.6%	6.7

International
REVPAR	$113.65	$99.13	14.6%
ADR	$173.82	$171.19	1.5%
Occupancy	65.4%	57.9%	7.5

	Six Months Ended
	June 30,
	2010	2009	Variance
Worldwide
REVPAR	$103.61	$94.58	9.5%
ADR	$158.47	$159.28	(0.5)%
Occupancy	65.4%	59.4%	6.0

North America
REVPAR	$98.41	$91.80	7.2%
ADR	$147.67	$150.34	(1.8)%
Occupancy	66.6%	61.1%	5.5

International
REVPAR	$110.73	$98.37	12.6%
ADR	$173.93	$172.33	0.9%
Occupancy	63.7%	57.1%	6.6

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
Continuing Operations

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$ 437	$ 386	$ 51	13.2%
Management Fees, Franchise Fees and Other Income	177	166	11	6.6%
Vacation Ownership and Residential	137	126	11	8.7%
Other Revenues from Managed and Franchised Properties	538	489	49	10.0%

Total Revenues	$1,289	$1,167	$122	10.5%

     The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to improved REVPAR (as discussed below) at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from eight owned hotels that were sold or closed in 2009 and 2010. These sold or closed hotels had revenues of $0 million in the three months ended June 30, 2010 compared to $16 million in the three months ended June 30, 2009. Revenues at our Same-Store Owned Hotels (58 hotels for the three months ended June 30, 2010 and 2009, excluding the eight hotels sold or closed and four additional hotels undergoing significant repositionings or without comparable results in 2010 and 2009) increased 15%, or $51 million, to $391 million for the three months ended June 30, 2010 when compared to $340 million in the same period of 2009 due primarily to an increase in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels increased 17.8% to $143.09 for the three months ended June 30, 2010 when compared to the corresponding 2009 period. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 70.9% in the three months ended June 30, 2010 when compared to 62.1% in the same period in 2009 and a 3.1% increase in ADR to $201.77 for the three months ended June 30, 2010 compared to $195.67 for the corresponding 2009 period. REVPAR at Same-Store Owned Hotels in North America increased 19.9% for the three months ended June 30, 2010 when compared to the same period of 2009. REVPAR growth was particularly strong at our owned hotels in New York, New York, Chicago, Illinois and Toronto, Canada. REVPAR at our international Same-Store Owned Hotels increased by 14.3% for the three months ended June 30, 2010 when compared to the same period of 2009. REVPAR for Same-Store Owned Hotels internationally increased 14.7% excluding the effects of foreign currency translation.
     The increase in management fees, franchise fees and other income was primarily a result of a $21 million increase in management and franchise revenues to $171 million for the three months ended June 30, 2010 compared to $150 million in 2009. Management fees increased $14 million, or 16.3% and franchise fees increased $7 million, or 20.6% as compared to the second quarter of 2009. These increases were due to growth in REVPAR of existing hotels under management as well as the net addition of 50 managed and franchised hotels to our system since the second quarter of 2009.
     The increase in vacation ownership and residential sales and services revenue primarily relates to adopting ASU No. 2009-17 beginning on January 1, 2010 and the favorable impact from the recognition of deferred revenue compared to the three months ended June 30, 2009. This increase is partially offset by lower originated contract sales of VOI inventory and timing of adjustments for percentage of completion accounting. Originated contract sales of VOI inventory decreased 1.3% in the three months ended June 30, 2010 when compared to the same period in 2009. This decline is primarily driven by a 7.5% decrease in the average contract amount per vacation ownership unit sold to approximately $15,000 in the three months ended June 30, 2010 when compared to the corresponding period in 2009. The average contract amount per vacation ownership unit sold decreased primarily as a result of price reductions and inventory mix. The number of contracts signed increased 5.9% when compared to the three months ended June 30, 2009 due to higher closing efficiency partially offset by lower tour flow. Residential revenue in the second quarter of 2010 included $4 million of marketing and license fees associated with a new hotel and residential project in Guangzhou, China, and $2 million of marketing and license fees in connection with 14 properties.
     Other revenues from managed and franchised properties increased to $538 million for the three months ended June 30, 2010 compared to $489 million in 2009, primarily due to an increase in the number of managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Selling, General, Administrative and Other	$92	$78	$14	17.9%
     The increase in selling, general, administrative and other for the three months ended June 30, 2010 was primarily a result of the timing and amounts of accruals for incentive based compensation in the current year when compared to the prior year.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Restructuring and Other Special (Credits) Charges, Net	$(1)	$5	$(6)	n/m
     During the three months ended June 30, 2010, we recorded restructuring credits of $1 million associated with the reversal of previous restructuring reserves no longer deemed necessary.
     During the three months ended June 30, 2009, we recorded restructuring charges of $5 million in connection with our initiative of rationalizing our cost structure in light of the decline in growth in our business units. This initiative was substantially completed in 2009.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Depreciation and Amortization	$73	$76	$(3)	(4.0)%
     Depreciation and amortization expense declined to $73 million for the three months ended June 30, 2010 when compared to the $76 million in the same period in 2009 due to reduced depreciation expense from sold hotels, partially offset by additional depreciation from capital expenditures made in the last twelve months.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Operating Income	$137	$99	$38	38.4%
     The increase in operating income was primarily due to the favorable operating results from owned, leased and consolidated joint venture hotels, as well as increased management fees due to the increase in REVPAR and the completion of our cost rationalization initiative discussed above.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$3	$3	$—	—
     Equity earnings and gains and losses from unconsolidated joint ventures were consistent with the prior year as improved operating results at several properties owned by joint ventures in which we hold non-controlling interests were offset by prior year gains on foreign-denominated debt in certain Latin American joint ventures.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Net Interest Expense	$59	$53	$6	11.3%
     The increase in net interest expense was primarily the result of a $4 million increase related to the adoption of ASU No. 2009-17 on January  1, 2010, as previously discussed. Additionally, the three months ended June 30, 2010 includes a full quarter of interest expense from the senior notes issued in 2009, partially offset by a lower overall debt balance. Our weighted average interest rate was 6.93% at June 30, 2010 as compared to 6.16% at June 30, 2009.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$20	$(21)	$41	n/m
     During the three months ended June 30, 2010, we recorded a net gain on dispositions of approximately $20 million primarily related to a gain of $14 million from insurance proceeds received for a claim at an owned property that suffered damage during a tornado in 2008. Additionally, we recorded a $5 million gain as a result of the acquisition of a controlling interest in a joint venture in which we previously held a non-controlling interest.
     During the three months ended June 30, 2009, we recorded a loss on dispositions of approximately $21 million, primarily related to the $14 million impairment of our retained interest in vacation ownership mortgage receivables and the $5 million impairment of certain technology-related fixed assets.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Income Tax (Benefit) Expense	$22	$(112)	$134	n/m
     The increase in income tax expense primarily relates to a deferred tax benefit of $120 million (net) in 2009 for an Italian tax incentive program in which the tax basis of land and buildings for the hotels we own in Italy was stepped-up to fair value in exchange for paying a current tax of $9 million.
Discontinued Operations
     During the three months ended June 30, 2010, we recorded a gain of approximately $36 million, primarily related to a tax benefit in connection with the sale of two hotels for $78 million (see Note 5). The tax benefit was related to the realization of a high tax basis in these hotels that was generated through a previous transaction.
     During the three months ended June 30, 2009, the loss of $7 million primarily relates to the loss on disposition of two hotels, partially offset by a tax benefit for a settlement of an uncertain tax position related to the sale of an entity several years ago.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
Continuing Operations

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$818	$766	$52	6.8%
Management Fees, Franchise Fees and Other Income	330	310	20	6.5%
Vacation Ownership and Residential	270	261	9	3.4%
Other Revenues from Managed and Franchised Properties	1,058	957	101	10.6%

Total Revenues	$2,476	$2,294	$182	7.9%

     The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to improved REVPAR (as discussed below) at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from seven owned hotels that were sold or closed in 2009. These sold or closed hotels had revenues of $0 million in the six months ended June 30, 2010 compared to $37 million in the six months ended June 30, 2009. Revenues at our Same-Store Owned Hotels (57 hotels for the six months ended June 30, 2010 and 2009, excluding the eight hotels sold or closed and five additional hotels undergoing significant repositionings or without comparable results in 2010 and 2009) increased 9.8%, or $64 million, to $720 million for the six months ended June 30, 2010 when compared to $656 million in the same period of 2009 due primarily to an increase in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels increased 11.6% to $133.19 for the six months ended June 30, 2010 when compared to the corresponding 2009 period. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 67.1% in the six months ended June 30, 2010 when compared to 60.8% in the same period in 2009 as well as a 1% increase in ADR to $198.42 for the six months ended June 30, 2010 compared to $196.36 for the corresponding 2009 period. REVPAR at Same-Store Owned Hotels in North America increased 11.7% for the six months ended June 30, 2010 when compared to the same period of 2009. REVPAR growth was particularly strong at our owned hotels in New York, New York, Chicago, Illinois and Toronto, Canada. REVPAR at our international Same-Store Owned Hotels increased by 11.3% for the six months ended June 30, 2010 when compared to the same period of 2009. REVPAR for Same-Store Owned Hotels internationally increased 8.2% excluding the favorable effects of foreign currency translation.
     The increase in management fees, franchise fees and other income was primarily a result of a $29 million increase in management and franchise revenues to $322 million for the six months ended June 30, 2010 compared to $293 million in 2009. Management fees increased $22 million or 13.3% and franchise fees increased $10 million or 15.2% as compared to the six months ended June 30, 2009. These increases were due to growth in REVPAR of existing hotels as well as the net addition of 50 managed and franchised hotels to our system since the second quarter of 2009.
     As a result of applying ASU No. 2009-17 beginning on January 1, 2010, vacation ownership revenues for the six months ended June 30, 2010 increased $11 million compared to the corresponding period of 2009. This increase was partially offset by lower originated contract sales of VOI inventory and timing of adjustments for percentage of completion accounting. Originated contract sales of VOI inventory decreased 3.2% in the six months ended June 30, 2010 when compared to the same period in 2009 primarily due to the closure of fractional sales centers in 2009. This decline is primarily driven by a 7.5% decrease in the average contract amount per vacation ownership unit sold to approximately $16,000 in the six months ended June 30, 2010 when compared to the corresponding period in 2009. The average contract amount per vacation ownership unit sold decreased primarily as a result of price reductions and inventory mix. The number of contracts signed increased 4.8% when compared to 2009 due to higher closing efficiency partly offset by lower tour flow. The increase in vacation ownership and residential sales and services also included a $5 million increase in residential revenue. Residential revenue in the six months ended June 30, 2010 included $4 million of marketing and license fees associated with a new hotel and residential project in Guangzhou, China, and $4 million of marketing and license fees in connection with 16 properties.
     Other revenues from managed and franchised properties increased to $1.058 billion for the six months ended June 30, 2010 compared to $957 million in 2009, primarily due to an increase in the number of managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Selling, General, Administrative and Other	$168	$151	$17	11.3%
     The increase in selling, general, administrative and other expenses was primarily a result of the timing and amounts of accruals for incentive based compensation in the current year when compared to the prior year.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior year	from prior
	2010	2009		year
		(in millions)
Restructuring and Other Special (Credits) Charges, Net	$(1)	$22	$23	n/m
     During the six months ended June 30, 2010, we recorded restructuring credits of $1 million associated with the reversal of previous restructuring reserves no longer deemed necessary.
     During the six months ended June 30, 2009, we recorded restructuring charges of $22 million in connection with our initiative of rationalizing our cost structure in light of the decline in growth in our business units. This initiative was substantially completed in 2009.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Depreciation and Amortization	$149	$151	$(2)	(1.3)%
     Depreciation and amortization expense was $149 million for the six months ended June 30, 2010 when compared to the $151 million in the same period in 2009 as additional depreciation from capital expenditures made in the last twelve months were offset by reduced depreciation expense from sold hotels.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Operating Income	$222	$160	$62	38.8%
     The increase in operating income was primarily due to the favorable operating results from owned, leased and consolidated joint venture hotels, as well as increased management fees due to the increase in REVPAR and the completion of our cost rationalization initiative discussed above.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$6	$(2)	$8	n/m
     The increase in equity earnings and gains and losses from unconsolidated joint ventures was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Net Interest Expense	$121	$96	$25	26.0%
     The increase in net interest expense was partially the result of a $10 million increase related to the adoption of ASU No. 2009-17 on January 1, 2010, as previously discussed. The increase also relates to increased interest expense from the senior notes issued in 2009, partially offset by a lower overall debt balance. Our weighted average interest rate was 6.93% at June 30, 2010 as compared to 6.16% at June 30, 2009.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$21	$(26)	$47	n/m
     During the six months ended June 30, 2010, we recorded a net gain on dispositions of approximately $21 million primarily related to a gain of $14 million from insurance proceeds received for a claim at an owned property that suffered damages during a tornado in 2008. Additionally, we recorded a $5 million gain as a result of the acquisition of a controlling interest in a joint venture in which we previously held a non-controlling interest.
     During the six months ended June 30, 2009, we recorded a loss on dispositions of approximately $26 million, primarily related to the $16 million impairment of our retained interest in vacation ownership mortgage receivables, the $5 million impairment of certain technology-related fixed assets and a net loss of approximately $5 million related to the sale of a wholly-owned hotel.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Income Tax (Benefit) Expense	$21	$(111)	$132	n/m
     The increase in income tax expense primarily relates to a deferred tax benefit of $120 million (net) in 2009 for an Italian tax incentive program in which the tax basis of land and buildings for the hotels we own in Italy was stepped-up to fair value in exchange for paying a current tax of $9 million.
Discontinued Operations
     During the six months ended June 30, 2010, we recorded a gain of approximately $36 million, primarily related to a tax benefit in connection with the sale of two hotels for $78 million (see Note 5). The tax benefit was related to the realization of a high tax basis in these hotels that was generated through a previous transaction.
     During the six months ended June 30, 2009, the loss of $8 million primarily relates to the loss on disposition of two hotels, partially offset by a tax benefit for a settlement of an uncertain tax position related to the sale of an entity several years ago.

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
     The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our sources of cash. Our day-to-day operations are financed through a net working capital deficit, a practice that is common in our industry. The ratio of our current assets to current liabilities was 0.80 and 0.74 as of June 30, 2010 and December 31, 2009, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.
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
Cash Used for Investing Activities
     Gross capital spending during the six months ended June 30, 2010 was as follows (in millions):

Maintenance Capital Expenditures:
Owned, leased and consolidated joint venture hotels	$34
Corporate and information technology	7

Subtotal	41

Vacation Ownership Capital Expenditures (1):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	$(17)
Capital expenditures for inventory — St. Regis Bal Harbour	75

Subtotal	58

Development Capital (2)	62

Total Capital Expenditures	$161

(1)	Represents gross inventory capital expenditures of $86 million less cost of sales of $28 million.

(2)	Includes $29 million of expenditures that are classified as Plant, property and equipment, net and $28 million of expenditures that are classified as Investments on the consolidated balance sheet.

     Gross capital spending during the six months ended June 30, 2010 included approximately $41 million of maintenance capital, and $62 million of development capital. Investment spending on gross vacation ownership interest (“VOI”) and residential inventory was $86 million, primarily in Bal Harbour, Florida, Rancho Mirage, California and Cancun, Mexico. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to repairs, maintenance, and renovations that we believe is necessary to stay competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2010 (excluding vacation ownership and residential inventory) will be approximately $150 million for maintenance, renovations, and technology capital. In addition, for the full year 2010, we currently expect to spend approximately $290 million for investment projects, including construction of the St. Regis Bal Harbour and various joint ventures and other investments.
     During the second quarter of 2010, we made a $23 million investment into an unconsolidated joint venture. Our partner in the joint venture contributed an equal amount and the funds were used to pay off a third-party mortgage.
     During the second quarter of 2010, we paid approximately $23 million to acquire a controlling interest in a joint venture in which we had previously held a non-controlling interest (see Note 4).
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
     Since 2006 and through June 30, 2010, we have sold 62 hotels realizing proceeds of approximately $5.2 billion in numerous transactions. On April 15, 2010, we completed the sale of two hotels for gross proceeds of $78 million.
     There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities
     The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of June 30, 2010:

	Amount
	Outstanding at	Interest Rate at
	June 30,	June 30,		Average
	2010(a)	2010		Maturity
	(in millions)			(In years)
Floating Rate Debt
Revolving Credit Facility	$127	3.68%		3.4
Mortgages and Other	35	6.70%		2.5
Interest Rate Swaps	500	4.92%

Total/Average	$662	5.60	%(b)	3.2

Fixed Rate Debt
Senior Notes	$2,696	7.26%		4.6
Mortgages and Other	121	7.55%		7.7
Interest Rate Swaps	(500)	7.06%

Total/Average	$2,317	7.31%		4.7

Total Debt
Total Debt and Average Terms	$2,979	6.93%		4.6

(a)	Excludes approximately $439 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes commitment fees on undrawn revolver.
     Due to the adoption of ASU Nos. 2009-16 and 2009-17, as discussed previously in Note 2, our 2010 cash flows from financing activities include the borrowings and repayments of securitized vacation ownership debt.
     We have evaluated the commitments of each of the lenders in our Revolving Credit Facilities (the “Facilities”). In addition, we have reviewed our debt covenants and do not anticipate any issues regarding the availability of funds under the Facilities.
     At June 30, 2010, we had gross debt of $2.979 billion, excluding debt associated with securitized vacation ownership notes receivable. Additionally, we had cash and cash equivalents of $162 million (including $72 million of restricted cash), or net debt of $2.817 billion, compared to net debt of $2.819 billion as of December 31, 2009. As we discussed earlier, we adopted ASU Nos. 2009-16 and 2009-17 on January 1, 2010 and, as a result, at June 30, 2010 we had $375 million of debt associated with securitized vacation ownership receivables. Including this debt associated with securitized vacation ownership receivables, our net debt was $3.192 billion at June 30, 2010.
     On April 20, 2010, we executed a new $1.5 billion Senior Credit Facility (“New Facility”). The New Facility matures on November 15, 2013 and replaces the former $1.875 billion Revolving Credit Agreement, which would have matured on February 11, 2011.
     Our Facilities are used to fund general corporate cash needs. As of June 30, 2010, we have availability of over $1.2 billion under the Facilities. Our ability to borrow under the Facilities is subject to compliance with the terms and conditions under the Facilities, including certain leverage and coverage covenants.
     Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances (approximately $162 million at June 30, 2010, including $72 million of short-term and long-term restricted cash), available borrowings under the Facilities (approximately $1.2 billion), our expected income tax refund of over $200 million and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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
     We had the following commercial commitments outstanding as of June 30, 2010 (in millions):

		Amount of Commitment Expiration Per Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Standby letters of credit	$153	$151	$—	$—	$2
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We enter into forward contracts to manage foreign exchange risk in forecasted transactions based in foreign currencies and to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. We also enter into interest rate swap agreements to hedge interest rate risk (see Note 13).
Item 4. Controls and Procedures.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon the foregoing evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 6. Exhibits.

10.1	Credit Agreement dated as of April 20, 2010 among Starwood Hotels & Resorts Worldwide, Inc., certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2010).

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer (1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer (1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer (1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer (1)

(1)	Filed herewith.

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

Date: July 28th, 2010