Form 10-Q
period 2010-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2010-10-28
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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
     190,650,184 shares of common stock, par value $0.01 per share, outstanding as of October 22, 2010.

Page
PART I. Financial Information

Item 1. Financial Statements	2
Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009	4
Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2010 and 2009	5
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	39

PART II. Other Information

Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 6. Exhibits	40
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2010.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$357	$87
Restricted cash	61	47
Accounts receivable, net of allowance for doubtful accounts of $48 and $54	508	447
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $10 and $0	60	—
Inventories	778	783
Prepaid expenses and other	159	127

Total current assets	1,923	1,491
Investments	314	344
Plant, property and equipment, net	3,262	3,350
Assets held for sale	—	71
Goodwill and intangible assets, net	2,067	2,063
Deferred tax assets	988	982
Other assets	409	460
Securitized vacation ownership notes receivable, net	439	—

	$9,402	$8,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$8	$5
Current maturities of long-term securitized vacation ownership debt	133	—
Accounts payable	148	139
Accrued expenses	1,183	1,212
Accrued salaries, wages and benefits	387	303
Accrued taxes and other	323	368

Total current liabilities	2,182	2,027
Long-term debt	2,852	2,955
Long-term securitized vacation ownership debt	399	—
Deferred income taxes	33	31
Other liabilities	1,861	1,903

	7,327	6,916

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 190,567,514 and 186,785,068 shares at September 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	682	552
Accumulated other comprehensive loss	(290)	(283)
Retained earnings	1,665	1,553

Total Starwood stockholders’ equity	2,059	1,824
Noncontrolling interest	16	21

Total equity	2,075	1,845

	$9,402	$8,761

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Owned, leased and consolidated joint venture hotels	$427	$388	$1,245	$1,154
Vacation ownership and residential sales and services	132	126	402	387
Management fees, franchise fees and other income	173	163	503	473
Other revenues from managed and franchised properties	523	479	1,581	1,436

	1,255	1,156	3,731	3,450

Costs and Expenses
Owned, leased and consolidated joint venture hotels	352	323	1,028	972
Vacation ownership and residential	98	102	302	306
Selling, general, administrative and other	90	84	258	235
Restructuring, goodwill impairment and other special charges (credits), net	(1)	2	(2)	24
Depreciation	64	69	196	206
Amortization	7	11	24	25
Other expenses from managed and franchised properties	523	479	1,581	1,436

	1,133	1,070	3,387	3,204

Operating income	122	86	344	246
Equity (losses) earnings and gains and losses from unconsolidated ventures, net	(1)	(3)	5	(5)
Interest expense, net of interest income of $0, $0, $1 and $2	(59)	(60)	(180)	(156)
Gain (loss) on asset dispositions and impairments, net	(56)	(23)	(35)	(49)

Income from continuing operations before taxes and noncontrolling interests	6	—	134	36
Income tax benefit (expense)	(11)	36	(32)	147

Income (loss) from continuing operations	(5)	36	102	183
Discontinued operations:
Income (loss) from operations, net of tax (benefit) expense of $1, $(1), $1 and $(1)	(1)	—	(2)	(1)
Gain (loss) on dispositions, net of tax (benefit) expense of $0, $(8), $(34) and $(13)	—	4	36	(4)

Net income (loss)	(6)	40	136	178
Net (income) loss attributable to noncontrolling interests	—	—	2	2

Net income (loss) attributable to Starwood	$(6)	$40	$138	$180

Earnings (Loss) Per Share – Basic
Continuing operations	$(0.03)	$0.20	$0.57	$1.03
Discontinued operations	0.00	0.02	0.19	(0.03)

Net income (loss)	$(0.03)	$0.22	$0.76	$1.00

Earnings (Loss) per Share – Diluted
Continuing operations	$(0.03)	$0.20	$0.55	$1.02
Discontinued operations	0.00	0.02	0.18	(0.03)

Net income (loss)	$(0.03)	$0.22	$0.73	$0.99

Amounts attributable to Starwood’s Common Shareholders
Continuing operations	$(5)	$36	$104	$185
Discontinued operations	(1)	4	34	(5)

Net income (loss)	$(6)	$40	$138	$180

Weighted average number of shares	183	180	182	180

Weighted average number of shares assuming dilution	183	185	189	183

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(6)	$40	$136	$178
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	95	53	(6)	88
Less: Recognition of accumulated foreign currency translation adjustments on sold hotels	—	—	—	(13)
Change in fair value of derivatives	(3)	(1)	(2)	—
Reclassification adjustments for loss (gains) included in net income	2	(3)	1	(6)
Defined benefit pension plans net gain	—	—	—	11
Amortization of actuarial losses included in net income	1	2	1	4
Change in fair value of investments	—	—	(1)	—
Reclassification for gains and amortization included in net income	—	—	—	1

	95	51	(7)	85
Comprehensive income	89	91	129	263
Comprehensive loss attributable to noncontrolling interests	—	—	2	2
Foreign currency translation adjustments attributable to noncontrolling interests	—	(1)	—	(1)

Comprehensive income attributable to Starwood	$89	$90	$131	$264

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net income	$136	$178
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(36)	4
Depreciation and amortization	—	7
Depreciation and amortization	220	231
Amortization of deferred gains	(60)	(61)
Non-cash portion of restructuring and other special charges (credits), net	—	1
(Gain) loss on asset dispositions and impairments, net	35	49
Stock-based compensation expense	54	39
Excess stock-based compensation tax benefit	(8)	—
Distributions in excess (deficit) of equity earnings	4	28
(Gain) loss on the sale of VOI notes receivable	—	(1)
Non-cash portion of income tax (benefit) expense	5	(128)
Other non-cash adjustments to net income	28	57
Decrease (increase) in restricted cash	3	58
Other changes in working capital	(70)	(97)
Securitized VOI notes receivable activity, net	(60)	—
Unsecuritized VOI notes receivable activity, net	42	36
Accrued and deferred income taxes and other	10	(54)

Cash (used for) from operating activities	303	347

Investing Activities
Purchases of plant, property and equipment	(119)	(144)
Proceeds from asset sales, net of transaction costs	144	98
(Issuance) collection of notes receivable, net	—	(1)
Acquisitions, net of acquired cash	(18)	—
Proceeds from (to) investments, net	(25)	25
Other, net	9	(14)

Cash (used for) from investing activities	(9)	(36)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	(114)	(56)
Long-term debt issued	3	482
Long-term debt repaid	(8)	(1,080)
Long-term securitized debt issued	280	—
Long-term securitized debt repaid	(185)	—
Dividends paid	(37)	(165)
Proceeds from employee stock option exercises	56	1
Excess stock-based compensation tax benefit	8	—
Other, net	(28)	227

Cash (used for) from financing activities	(25)	(591)

Exchange rate effect on cash and cash equivalents	1	4

(Decrease) increase in cash and cash equivalents	270	(276)
Cash and cash equivalents — beginning of period	87	389

Cash and cash equivalents — end of period	$357	$113

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$158	$116

Income taxes, net of refunds	$44	$(9)

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
     Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of over 1,000 hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.
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
     Beginning January 1, 2010, the Company’s balance sheet and statement of income no longer reflect activity related to its retained economic interests (“Retained Interests”), but instead reflects activity related to its securitized vacation ownership notes receivable and the corresponding securitized debt, including interest income, loan loss provisions, and interest expense. Interest income and loan loss provisions associated with the securitized vacation ownership notes receivable are included in the vacation ownership and residential sales and services line item resulting in an increase of $26 million in the nine months ended September 30, 2010 as compared to the same period in 2009. Interest expense of $21 million was recorded in the nine months ended September 30, 2010. The cash flows from borrowings and repayments associated with the securitized vacation ownership debt are now presented as cash flows from financing activities. The Company does not expect to recognize gains or losses from future securitizations as a result of the adoption of this new guidance.
     The Company’s statement of income for the three and nine months ended September 30, 2009 and its balance sheet as of December 31, 2009 have not been retrospectively adjusted to reflect the adoption of ASU Nos. 2009-16 and 2009-17. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regards to:
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
     Future Adoption of Accounting Standards
     In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”, which supersedes certain guidance in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements”. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.
     In July 2010, the FASB issued ASU No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This topic requires disclosures of financing receivables and allowance for credit losses on a disaggregated basis. The balance sheet related disclosures are required beginning at December 31, 2010 and the statements of income disclosures are required, beginning for the three months ended March 31, 2011.
Note 3. Earnings (Losses) Per Share
     Basic and diluted earnings (losses) per share are calculated using income (loss) from continuing operations attributable to Starwood’s common shareholders (i.e. excluding amounts attributable to noncontrolling interests).
     The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per share data):

	Three Months Ended September 30,
	2010			2009
	Earnings		Per			Per
	(Losses)	Shares	Share	Earnings	Shares	Share
Basic (losses) earnings from continuing operations	$(5)	183	$(0.03)	$36	180	$0.20
Effect of dilutive securities:
Stock options and restricted stock and unit awards	—	—	—	—	5	—

Diluted (losses) earnings from continuing operations	$(5)	183	$(0.03)	$36	185	$0.20

	Nine Months Ended September 30,
	2010			2009
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
Basic earnings from continuing operations	$104	182	$0.57	$185	180	$1.03
Effect of dilutive securities:
Stock options and restricted stock and unit awards	—	7	(0.02)	—	3	(0.01)

Diluted earnings from continuing operations	$104	189	$0.55	$185	183	$1.02

     Approximately 20 million and 8 million shares for the three months ended September 30, 2010 and 2009, respectively, and 5 million and 10 million shares for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted shares, respectively, as their impact would have been anti-dilutive.

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
Note 5. Asset Dispositions and Impairments
     During the third quarter of 2010, the Company sold one wholly-owned hotel for cash proceeds of approximately $70 million and recognized a loss of $53 million. This hotel was sold subject to a long-term management contract. Additionally, in the third quarter the Company recorded impairment charges of $3 million related to a vacation ownership property and an investment in a hotel management contract.
     During the second quarter of 2010, the Company recorded a gain of approximately $20 million primarily related to insurance proceeds for an owned hotel damaged by a tornado and a gain on an acquisition discussed in Note 4.
     During the first quarter of 2010, the Company recorded a net gain of approximately $1 million related to the sale of its minority interest in a joint venture that owned one hotel and the sale of a non-core asset, partially offset by losses on the termination of two management contracts.
     During the third quarter of 2009, the Company sold a wholly-owned hotel for cash proceeds of approximately $90 million. This hotel was sold subject to a long-term management contract, and the Company recorded a deferred gain of $8 million in connection with the sale. Additionally, the Company recorded a $13 million impairment of an investment in a hotel management contract that was cancelled shortly thereafter, a $6 million impairment of the Company’s retained economic interests in securitized receivables, and a $3 million impairment of a property that is no longer in operation.
     During the second quarter of 2009, the Company recorded impairment charges of $21 million related to economic interests in securitized receivables, a hotel management contract and certain fixed assets.
     During the first quarter of 2009, the Company sold one wholly-owned hotel in exchange for a long-term agreement to manage the hotel. The Company recorded a loss on the sale of $5 million which was recorded in the gain/loss on asset dispositions and impairments, net line item of the Company’s consolidated statements of income.
Note 6. Other Assets
     Other assets include the following (in millions):

	September 30,	December 31,
	2010	2009
VOI notes receivable, net	$107	$222
Other notes receivable, net	43	34
Prepaid taxes	113	103
Deposits and other	146	101

	$409	$460

     The weighted average interest rate of the VOI notes receivables at September 30, 2010 and December 31, 2009 was 11.95% and 11.77%, respectively.

Note 7. Securitized Vacation Ownership Notes Receivable
     The Company has variable interests in the entities associated with its five outstanding securitization transactions. The Company applied the variable interest model and determined it is the primary beneficiary of these VIEs. In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related VIEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $10 million and $30 million during the three and nine months ended September 30, 2010, respectively compared to $8 million and $21 million during the three and nine months ended September 30, 2009. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company holds the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, the Company holds both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.
     The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished to maintain the credit rating of the underlying notes.
     Upon transfer of vacation ownership notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. The Company’s interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 10). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $12 million and $32 million during the three and nine months ended September 30, 2010, respectively, and is classified in cash and cash equivalents when received.
     During the third quarter of 2010, the Company completed the securitization of approximately $300 million of vacation ownership notes receivable. As a result of ASU 2009-16 and 2009-17 adopted on January 1, 2010, securitization transactions no longer qualify as sales for accounting purposes and, accordingly, no gain or loss was recognized. Approximately $93 million of proceeds from this transaction were used to terminate the securitization completed in June 2009 by repaying the outstanding principal and interest on the securitized debt. In connection with the termination, a charge of $5 million was recorded to interest expense, relating to the settlement of a balance guarantee interest rate swap and the write-off of deferred financing costs. The net cash proceeds from the securitization after termination of the 2009 securitization and associated deal costs were approximately $180 million.
     The carrying values of the securitized vacation ownership notes receivable consolidated on the Company’s balance sheets as of September 30, 2010 relating to securitization activities are as follows (in millions):

Securitized vacation ownership notes receivables	$587
Allowance for loan losses	(88)

Net notes receivable	499

Less: current notes receivable, net	(60)

Carrying value of long-term securitized vacation ownership notes receivable, net	$439

     The weighted average interest rate of the securitized vacation ownership notes receivable at September 30, 2010 and December 31, 2009 was 12.71% and 12.80%, respectively.
     Additionally, restricted cash of $21 million and deferred financing fees net of $8 million related to its VIEs are recorded as restricted cash and other assets, respectively, on the Company’s balance sheet.
     With respect to balances outstanding at December 31, 2009 and activity for the three and nine months ended September 30, 2009, prior to the adoption of ASU Nos. 2009-16 and 2009-17, the Company’s Retained Interests had the following impacts on the financial statements:

     Gross credit losses for all VOI notes receivable that have been securitized totaled $12 million and $30 million during the three and nine months ended September 30, 2009, respectively.
     The Company received aggregate cash proceeds of $5 million and $16 million from the Retained Interests during the three and nine months ended September 30, 2009, respectively, and aggregate servicing fees of $1 million and $3 million related to these VOI notes receivable in the three and nine months ended September 30, 2009, respectively.
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
Note 8. Fair Value
     The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$15	$—	$15
Interest rate swaps	—	20	—	20

	$—	$35	$—	$35
Liabilities:
Forward contracts	$—	$11	$—	$11
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

     The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to September 30, 2010 (in millions):

Balance at December 31, 2009	$25
Adoption of ASU No. 2009-17	(25)

Balance at September 30, 2010	$—

Note 9. Debt
     Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	September 30,	December 31,
	2010	2009
Revolving Credit Facility, interest rates ranging from 3.06% to 4.40% at September 30, 2010, maturing 2013	$—	$—
Revolving Credit Facility	—	114
Senior Notes, interest at 7.875%, maturing 2012	610	608
Senior Notes, interest at 6.25%, maturing 2013	506	498
Senior Notes, interest at 7.875%, maturing 2014	491	485
Senior Notes, interest at 7.375%, maturing 2015	450	449
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	244	244
Mortgages and other, interest rates ranging from 1.64% to 9.00%, various maturities	159	162

	2,860	2,960
Less current maturities	(8)	(5)

Long-term debt	$2,852	$2,955

     On April 20, 2010, the Company entered into a new $1.5 billion senior credit facility (“New Facility”). The New Facility matures on November 15, 2013 and replaced the former $1.875 billion revolving credit agreement, which would have matured on February 11, 2011.
Note 10. Securitized Vacation Ownership Debt
     As discussed in Note 7, the Company’s VIEs associated with the securitization of its vacation ownership notes receivable were consolidated following the adoption of ASU Nos. 2009-16 and 2009-17. As of September 30, 2010, long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

2003 securitization, interest rates ranging from 3.95% to 6.96%, maturing 2017	$20
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2018	60
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	42
2009 securitization, interest rate at 5.81%, maturing 2016	136
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2022	274

532
Less current maturities	(133)

Long-term debt	$399

Note 11. Deferred Gains
     The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of September 30, 2010 and December 31, 2009, the Company had total deferred gains of approximately $1.0 billion and $1.1 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $20 million, $21 million, $60 million and $61 million in the three and nine months ended September 30, 2010 and 2009, respectively.

Note 12. Restructuring and Other Special Charges (Credits), Net
     During the three and nine months ended September 30, 2010, the Company recorded restructuring credits of $1 million and $2 million, respectively associated with the reversal of previous restructuring reserves no longer deemed necessary. During the three and nine months ended September 30, 2009, the Company recorded restructuring charges of $2 million and $24 million, respectively in connection with its previous initiative of rationalizing its cost structure in light of the decline in growth in its business units.
     Restructuring costs and other special charges (credits), net, by segment are as follows: (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Hotel	$—	$1	$(1)	$14
Vacation Ownership & Residential	(1)	1	(1)	10

Total	$(1)	$2	$(2)	$24

     The Company had remaining accruals of $22 million and $26 million as of September 30, 2010 and December 31, 2009, respectively, which are primarily related to long-term liabilities for certain obligations in the vacation ownership business that are expected to be paid out in future years.
Note 13. Derivative Financial Instruments
     The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies, including the Euro, Canadian Dollar and Yen. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro and Yen forward contracts at September 30, 2010 are $34 million and $8 million, respectively, with average exchange rates of 1.3 and 85.2, respectively, with terms of primarily less than one year. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies.
     The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in the Company’s consolidated statements of income during each reporting period.
     The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At September 30, 2010, the Company has six interest rate swap agreements with an aggregate notional amount of $500 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012, 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges.
     As a result of the adoption of ASU No. 2009-17 (see Note 2) the Company was required to consolidate a balance guarantee interest rate swap derivative that was executed by the VIE in connection with the Company’s June 2009 securitization transaction. The purpose of the swap was to mitigate the variability in cash flows associated with the underlying variable interest rate debt. As a result of the termination of the June 2009 securitization in the third quarter of 2010 (see Note 7), the associated derivative was settled resulting in a loss of approximately $3 million recorded in interest expense.

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
Fair Value of Derivative Instruments
(in millions)

	September 30,		December 31,
	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—

Interest rate swaps	Other assets	20	Other assets	7

Total assets		$20		$7

Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$—

Total liabilities		$1		$—

	September 30,		December 31,
	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$15	Prepaid and other current assets	$—

Total assets		$15		$—

Liability Derivatives
Forward contracts	Accrued expenses	$10	Accrued expenses	$7

Total liabilities		$10		$7

Consolidated Statements of Income and Comprehensive Income
for the Three and Nine Months Ended September 30, 2010 and 2009
(in millions)

Balance at June 30, 2010	$—
Mark-to-market loss (gain) on forward exchange contracts	3
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income and to interest expense	(2)

Balance at September 30, 2010	$1

Balance at December 31, 2009	$—
Mark-to-market loss (gain) on forward exchange contracts	2
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income and to interest expense	(1)

Balance at September 30, 2010	$1

Balance at June 30, 2009	$(4)
Mark-to-market loss (gain) on forward exchange contracts	1
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	3

Balance at September 30, 2009	$—

Balance at December 31, 2008	$(6)
Mark-to-market loss (gain) on forward exchange contracts	—
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	6

Balance at September 30, 2009	$—

Derivatives Not	Location of Gain	Amount of Gain
Designated as Hedging	or (Loss) Recognized	or (Loss) Recognized
Instruments	in Income on Derivative	in Income on Derivative
		Three Months Ended
		September 30,
		2010	2009
Foreign forward exchange contracts	Interest expense, net	$9	$(1)

Total (loss) gain included in income		$9	$(1)

		Nine Months Ended
		September 30,
		2010	2009
Foreign forward exchange contracts	Interest expense, net	$(27)	$(8)

Total (loss) gain included in income		$(27)	$(8)

Note 14. Discontinued Operations
     During the third quarter of 2010, the Company recorded a $1 million tax charge in discontinued operations related to an uncertain tax position.
     During the nine months ended September 30, 2010, the Company recorded a gain of approximately $36 million, primarily related to a tax benefit in connection with the sale of one wholly-owned hotel for $78 million. The tax benefit was related to the realization of a high tax basis in these hotels that was generated through a previous transaction. In addition, discontinued operations includes a $2 million charge primarily related to an uncertain tax position.
     During the third quarter of 2009, the Company recorded a gain of $4 million, primarily related to a tax benefit in connection with the sale of one wholly-owned hotel for $6 million.
     During the nine months ended September 30, 2009, the loss on asset dispositions of $4 million primarily relates to the loss on the disposition of three wholly-owned hotels, partially offset by a tax benefit. In addition, discontinued operations includes a $2 million charge related to operations of assets that were disposed, offset by a $1 million tax benefit.

Note 15. Pension and Postretirement Benefit Plans
     The following table presents the components of net period benefit cost for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,
	2010			2009
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$—	$—	$—	$1.1	$—
Interest cost	0.2	2.6	0.2	0.2	3.2	0.3
Expected return on plan assets	—	(2.7)	(0.1)	—	(2.5)	—
Amortization of:
Actuarial loss	0.1	0.3	—	—	1.3	—
Prior service credit	—	—	—	—	(0.1)	—

Net period benefit cost	$0.3	$0.2	$0.1	$0.2	$3.0	$0.3

	Nine Months Ended September 30,
	2010			2009
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$0.1	$—	$—	$3.5	$—
Interest cost	0.7	7.6	0.7	0.7	9.5	0.8
Expected return on plan assets	—	(7.9)	(0.1)	—	(7.5)	(0.1)
Amortization of:
Actuarial loss	0.1	0.9	—	—	3.7	—
Prior service credit	—	—	—	—	(0.2)	—

Net period benefit cost	$0.8	$0.7	$0.6	$0.7	$9.0	$0.7

     During the nine months ended September 30, 2010, the Company contributed approximately $13 million to its pension and postretirement benefit plans. For the remainder of 2010, the Company expects to contribute approximately $2 million to its pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.
Note 16. Income Taxes
     The total amount of unrecognized tax benefits as of September 30, 2010, was $998 million, of which $45 million would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits includes approximately $499 million related to the February 1998 disposition of ITT World Directories which the Company strongly believes was completed on a tax deferred basis. In 2002, the IRS proposed an adjustment to tax the gain on disposition in 1998, and the issue has progressed to litigation in United States Tax Court. In January 2009, the Company and the IRS reached an agreement in principle to settle the litigation pertaining to the tax treatment of this transaction. In October 2010, the previously proposed settlement was formally agreed to by both the Company and the IRS through the execution of definitive documents stipulating the terms of the settlement. The executed settlement and decision documents were filed with the US Tax Court and signed by the Court, resulting in a transfer of the case to the IRS for processing. The Company expects to receive the refund of over $200 million resulting from tax payments previously made during the fourth quarter of 2010. As a result, the Company expects to decrease its unrecognized tax benefits by approximately $499 million within the next 12 months. It is reasonably possible that zero to substantially all of the Company’s other remaining unrecognized tax benefits will reverse within the next twelve months.
     The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2010, the Company had $243 million accrued for the payment of interest and no accrued penalties.
     The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of September 30, 2010, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 17. Stockholder’s Equity
     The following table represents changes in stockholders equity that are attributable to Starwood’s stockholders and non-controlling interests.

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
	Common		Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balance at June 30, 2010	190	$2	$647	$(385)	$1,671	$16	$1,951
Net income (loss)	—	—	—	—	(6)	—	(6)
Stock option and restricted stock award transactions, net	1	—	34	—	—	—	34
ESPP stock issuances	—	—	1	—	—	—	1
Other comprehensive income (loss)	—	—	—	95	—	—	95

Balance at September 30, 2010	191	$2	$682	$(290)	$1,665	$16	$2,075

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
	Common		Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balance at December 31, 2009	187	$2	$552	$(283)	$1,553	$21	$1,845
Adoption of ASU No. 2009-17	—	—	—	—	(26)	—	(26)
Net income (loss)	—	—	—	—	138	(2)	136
Stock option and restricted stock award transactions, net	4	—	126	—	—	—	126
ESPP stock issuances	—	—	4	—	—	—	4
Dividends	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	(7)	—	—	(7)

Balance at September 30, 2010	191	$2	$682	$(290)	$1,665	$16	$2,075

     Share Issuances. During the nine months ended September 30, 2010, the Company issued approximately three million Company common shares as a result of stock option exercises. Additionally, restricted stock grants and restricted unit vestings, net of cancellations, resulted in the issuance of approximately one million Company common shares.
     Dividends. On January 14, 2010, the Company paid a dividend of $0.20 per share to shareholders of record on December 31, 2009.
Note 18. Stock-Based Compensation
     In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the nine month period ended September 30, 2010, the Company granted stock options, restricted stock and units to executive officers, members of the Board of Directors and certain employees. The Company granted approximately 562,000 stock options that had a weighted average grant date fair value of $14.73 per option. The weighted average exercise price of these options was $38.24. In addition, the Company granted approximately 2,000,000 restricted stock and units that had a weighted average grant date fair value of $37.23.
     The Company recorded stock-based employee compensation expense, including the estimated impact of reimbursements from third parties, of $19 million and $54 million, in the three and nine months ended September 30, 2010, respectively, and $13 million and $39 million in the three and nine months ended September 30, 2009, respectively.
     As of September 30, 2010, there was approximately $24 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which is expected to be recognized over a weighted-average period of 1.41 years on a straight-line basis.
     As of September 30, 2010, there was approximately $83 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock and units, which is expected to be recognized over a weighted-average period of 1.32 years on a straight-line basis.

Note 19. Fair Value of Financial Instruments
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Restricted cash	$8	$8	$7	$7
VOI notes receivable	107	122	222	253
Other notes receivable	45	45	36	36
Securitized vacation ownership notes receivable	439	529	—	—

Total financial assets	$599	$704	$265	$296

Liabilities:
Long-term debt	$2,852	$3,124	$2,955	$3,071
Long-term securitized vacation ownership debt	399	412	—	—
Other long-term liabilities	—	—	8	8

Total financial liabilities	$3,251	$3,536	$2,963	$3,079

Off-Balance sheet:
Letters of credit	$—	$143	$—	$168
Surety bonds	—	33	—	21

Total off-balance sheet	$—	$176	$—	$189

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
     The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Hotel	$1,081	$991	$3,211	$2,949
Vacation ownership and residential	174	165	520	501

Total	$1,255	$1,156	$3,731	$3,450

Operating income:
Hotel	$139	$106	$384	$305
Vacation ownership and residential	27	17	79	60

Total segment operating income	166	123	463	365
Selling, general, administrative and other	(45)	(35)	(121)	(95)
Restructuring and other special credits (charges), net	1	(2)	2	(24)

Operating income	122	86	344	246
Equity earnings (losses) and gains and (losses) from unconsolidated ventures, net:
Hotel	(1)	(4)	3	(7)
Vacation ownership and residential	—	1	2	2
Interest expense, net	(59)	(60)	(180)	(156)
Loss on asset dispositions and impairments, net	(56)	(23)	(35)	(49)

Income from continuing operations before taxes and noncontrolling interests	$6	$—	$134	$36

Capital expenditures:
Hotel	$31	$21	$82	$93
Vacation ownership and residential	9	7	21	34
Corporate	9	3	16	17

Total	$49	$31	$119	$144

	September 30,	December 31,
	2010	2009
Assets:
Hotel(a)	$6,102	$5,924
Vacation ownership and residential(b)	2,107	1,639
Corporate	1,193	1,198

Total	$9,402	$8,761

(a)	Includes $287 million and $294 million of investments in unconsolidated joint ventures at September 30, 2010 and December 31, 2009, respectively.

(b)	Includes $27 million and $25 million of investments in unconsolidated joint ventures at September 30, 2010 and December 31, 2009, respectively.
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

     At September 30, 2010, the Company has approximately $70 million of investments and a loan balance of $9 million associated with 12 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.
     Additionally, the Company has approximately $6 million of investments and certain performance guarantees associated with three VIEs. With respect to one of these VIE’s, during the third quarter of 2010, the Company recorded a $1 million charge to selling, general and administrative expenses for a performance guarantee at a managed hotel. The maximum remaining exposure of this guarantee is $3 million. The performance guarantees have possible cash outlays of up to $68 million, $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.
     At December 31, 2009, the Company had approximately $81 million of investments associated with 18 VIEs, equity investments of $11 million associated with one VIE, and a loan balance of $5 million associated with one VIE.
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $39 million at September 30, 2010. The Company evaluates these loans for impairment, and at September 30, 2010, believes the net carrying value of these loans is collectible. Unfunded loan commitments aggregating $19 million were outstanding at September 30, 2010, $1 million of which is expected to be funded in the next twelve months and in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $49 million of equity and other potential contributions associated with managed or joint venture properties, $14 million of which is expected to be funded in the next twelve months.
     Surety bonds issued on behalf of the Company as of September 30, 2010 totaled $33 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
     To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. In the second quarter of 2010, the Company, at its option, agreed to cure a failed performance test for one of its managed hotels. As a result, the Company recorded a charge for this performance guarantee of approximately $3 million, which was included in selling, general, administrative and other expenses. The Company does not anticipate any significant funding under performance guarantees or losing a significant number of management or franchise contracts in 2010.
     In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2014. During the third quarter of 2010, the Company reached an agreement with the owner of this property to fully release the Company of its performance guarantee obligation in return for a payment of approximately $1 million to the owner. Additionally, in connection with this settlement, the term of the management contract was extended by five years. As a result of this settlement, the Company recorded a credit to selling, general, administrative and other expenses of approximately $8 million for the difference between the carrying amount of the guarantee liability and the cash payment that was made.
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
     We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of September 30, 2010 and December 31, 2009 is $721 million and $689 million, respectively, of which $216 million and $244 million, respectively, is included in accrued expenses. A 10% reduction in the “breakage” of points would result in an estimated increase of $90 million to the liability at September 30, 2010.
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
     Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a sale of a vacation ownership interest. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating our loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of September 30, 2010, the average estimated default rate for our pools of receivables was 9.9%. Given the significance of our respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.
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
RESULTS OF OPERATIONS
     The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2010 and 2009.
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
     Our statement of income for the three and nine months ended September 30, 2009 and our balance sheet as of December 31, 2009 have not been retrospectively adjusted to reflect the adoption of ASU Nos. 2009-16 and 2009-17. Therefore, current period results will not be comparable to prior period amounts, particularly with regards to:
•	Vacation ownership and residential sales and services

•	Interest expense
     Business conditions in the global lodging industry were extremely difficult beginning in the middle of 2008 through late 2009, but have improved in the first three quarters of 2010. These improvements have resulted from better than expected occupancy primarily related to our three main classes of customers: business, leisure and group travelers, and the stabilization of room rates. As the largest operator of upper upscale and luxury hotels in the world, we believe luxury travel is leading the increases in occupancy. In the third quarter of 2010 we also experienced increases in average daily rates when compared to the same period of 2009, a strong indication of the recovery in the industry. We continue to enforce previously instituted rigorous policies to control costs.
     Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels in connection with our strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of hotel management and franchise agreements. Since the beginning of 2009, we sold or closed nine owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. Four of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from these sold hotels (excluding one hotel recorded in discontinued operations) were $7 million and $20 million for the three months ended September 30, 2010 and 2009, respectively, and $18 million and $81 million for the nine months ended September 30, 2010 and 2009, respectively.
     Beginning in the latter part of 2008, we have had less success in selling assets at acceptable prices, primarily due to depressed market conditions and the inability of potential buyers to obtain financing. To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.

     At September 30, 2010, we had approximately 350 hotels in the active pipeline representing approximately 85,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 76% are in the upper upscale and luxury segments and 84% are outside of North America. During the third quarter of 2010, we signed 20 hotel management and franchise contracts representing approximately 4,500 rooms of which 15 are new builds and five are conversions from another brand and opened 17 new hotels and resorts representing approximately 3,300 rooms. During the third quarter of 2010, three hotels left the system, representing approximately 300 rooms.
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
     The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2010 (with comparable data for 2009):

Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Three Months Ended September 30, 2010
with Comparable Data for the Same Period in 2009(1)
	2010	2009
Metropolitan Area	Revenues	Revenues
New York, NY	12.2%	13.8%
Hawaii	6.9%	7.2%
Chicago, IL	5.2%	5.1%
Boston, MA	4.9%	4.8%
San Francisco, CA	4.3%	4.7%

Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Nine Months Ended September 30, 2010
with Comparable Data for the Same Period in 2009(1)
	2010	2009
Metropolitan Area	Revenues	Revenues
New York, NY	12.2%	13.4%
Hawaii	6.4%	6.7%
Phoenix, AZ	5.0%	5.2%
Boston, MA	4.4%	4.6%
Chicago, IL	4.3%	3.9%

(1)	Includes the revenues of hotels sold or closed for the period prior to their sale.

     The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2010 (with comparable data for 2009):

Top Five International Markets as a % of Total Owned Revenues for
the Three Months Ended September 30, 2010
with Comparable Data for the Same Period in 2009(1)
	2010	2009
International Market	Revenues	Revenues
Canada	10.0%	9.4%
Italy	7.5%	8.7%
Spain	6.9%	2.6%
Australia	3.9%	5.6%
Mexico	3.3%	4.1%

Top Five International Markets as a % of Total Owned Revenues for
the Nine Months Ended September 30, 2010
with Comparable Data for the Same Period in 2009(1)
	2010	2009
International Market	Revenues	Revenues
Canada	10.8%	9.1%
Italy	7.3%	7.9%
Spain	5.7%	2.3%
Mexico	4.0%	4.9%
Australia	3.9%	5.0%

(1)	Includes the revenues of hotels sold or closed for the period prior to their sale.

     The following table summarizes REVPAR(1), average daily rate (“ADR”) and occupancy for our Same-Store Owned Hotels for the three and nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 and 2009 represent results for 56 and 55 owned, leased and consolidated joint venture hotels, respectively, (excluding four and eight hotels sold or closed, respectively, and five and six hotels undergoing significant repositionings or without comparable results in 2010 and 2009, respectively,).

	Three Months Ended
	September 30,
	2010	2009	Variance
Worldwide (56 hotels with approximately 18,000 rooms)
REVPAR	$140.77	$127.12	10.7%
ADR	$191.07	$182.90	4.5%
Occupancy	73.7%	69.5%	4.2

North America (30 hotels with approximately 11,000 rooms)
REVPAR	$146.61	$130.70	12.2%
ADR	$187.05	$171.53	9.0%
Occupancy	78.4%	76.2%	2.2

International (26 hotels with approximately 7,000 rooms)
REVPAR	$131.43	$121.39	8.3%
ADR	$198.68	$206.46	(3.8)%
Occupancy	66.2%	58.8%	7.4

	Nine Months Ended
	September 30,
	2010	2009	Variance
Worldwide (55 hotels with approximately 18,000 rooms)
REVPAR	$134.67	$120.62	11.6%
ADR	$193.95	$189.21	2.5%
Occupancy	69.4%	63.7%	5.7

North America (29 hotels with approximately 11,000 rooms)
REVPAR	$140.94	$125.26	12.5%
ADR	$190.83	$182.04	4.8%
Occupancy	73.9%	68.8%	5.1

International (26 hotels with approximately 7,000 rooms)
REVPAR	$125.00	$113.48	10.2%
ADR	$199.64	$202.84	(1.6)%
Occupancy	62.6%	55.9%	6.7

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

     The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three and nine months ended September 30, 2010 and 2009. Same-Store Systemwide Hotels represent results for same store owned, leased, managed and franchised hotels.

	Three Months Ended
	September 30,
	2010	2009	Variance
Worldwide
REVPAR	$108.92	$99.06	10.0%
ADR	$156.17	$152.30	2.5%
Occupancy	69.7%	65.0%	4.7

North America
REVPAR	$103.81	$93.83	10.6%
ADR	$144.34	$138.90	3.9%
Occupancy	71.9%	67.6%	4.3

International
REVPAR	$116.22	$106.54	9.1%
ADR	$174.41	$173.35	0.6%
Occupancy	66.6%	61.5%	5.1

	Nine Months Ended
	September 30,
	2010	2009	Variance
Worldwide
REVPAR	$105.39	$96.31	9.4%
ADR	$157.67	$156.90	0.5%
Occupancy	66.8%	61.4%	5.4

North America
REVPAR	$100.25	$92.76	8.1%
ADR	$146.47	$146.26	0.1%
Occupancy	68.4%	63.4%	5.0

International
REVPAR	$112.42	$101.17	11.1%
ADR	$173.91	$172.69	0.7%
Occupancy	64.6%	58.6%	6.0

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Continuing Operations

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$427	$388	$39	10.1%
Management Fees, Franchise Fees and Other Income	173	163	10	6.1%
Vacation Ownership and Residential	132	126	6	4.8%
Other Revenues from Managed and Franchised Properties	523	479	44	9.2%

Total Revenues	$1,255	$1,156	$99	8.6%

     The increase in revenues from owned, leased and consolidated joint venture hotels for the three months ended September 30, 2010 was primarily due to improved REVPAR (as discussed below) at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from four owned hotels that were sold or closed since the third quarter of 2009. These sold or closed hotels had revenues of $7 million in the three months ended September 30, 2010 compared to $20 million in the three months ended September 30, 2009. Revenues at our Same-Store Owned Hotels (56 hotels for the three months ended September 30, 2010 and 2009, excluding the four hotels sold or closed and five additional hotels undergoing significant repositionings or without comparable results in 2010 and 2009) increased 7.4%, or $25 million, to $363 million for the three months ended September 30, 2010 when compared to $338 million in the same period of 2009 due primarily to an increase in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels increased 10.7% to $140.77 for the three months ended September 30, 2010 when compared to the corresponding 2009 period. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 73.7% in the three months ended September 30, 2010 when compared to 69.5% in the same period in 2009 and a 4.5% increase in ADR to $191.07 for the three months ended September 30, 2010 compared to $182.90 for the corresponding 2009 period. REVPAR at Same-Store Owned Hotels in North America increased 12.2% for the three months ended September 30, 2010 when compared to the same period of 2009. REVPAR growth was particularly strong at our owned hotels in New York, New York, Toronto, Canada and Montreal, Canada. REVPAR at our international Same-Store Owned Hotels increased by 8.3% for the three months ended September 30, 2010 when compared to the same period of 2009. REVPAR for Same-Store Owned Hotels internationally increased 14.5% excluding the effects of foreign currency translation.
     The increase in management fees, franchise fees and other income for the three months ended September 30, 2010 was primarily a result of a $12 million increase in management and franchise revenues to $168 million for the three months ended September 30, 2010 compared to $156 million in 2009. Management fees increased $7 million, or 8.0% and franchise fees increased $6 million, or 16.2% as compared to the third quarter of 2009. These increases were due to growth in REVPAR of existing hotels under management as well as the net addition of 18 managed hotels and 26 franchised hotels to our system since the third quarter of 2009.
     Total vacation ownership revenues increased 3.2% to $129 million compared to $125 million in 2009 driven by the impact of ASU No. 2009-17. Originated contract sales of vacation ownership intervals decreased 4.8% primarily due to lower tour flow and a lower average price. The number of contracts signed decreased 3.6% when compared to 2009 and the average price per vacation ownership unit sold decreased 2.5% to approximately $14,000, driven by price reductions and inventory mix. Residential revenue in the third quarter of 2010 was $3 million compared to $1 million in 2009.
     Other revenues from managed and franchised properties increased to $523 million for the three months ended September 30, 2010 compared to $479 million in 2009, primarily due to an increase in payroll costs as a result of increased occupancy at managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Selling, General, Administrative and Other	$90	$84	$6	7.1%
     The increase in selling, general, administrative and other for the three months ended September 30, 2010 was primarily a result of the timing and amounts of accruals for incentive based compensation in the current year when compared to the prior year, offset by an $8 million reversal of a guarantee liability which was favorably settled in the quarter (see Note 21).

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Restructuring and Other Special (Credits) Charges, Net	$(1)	$2	$(3)	n/m
     During the three months ended September 30, 2010, we recorded restructuring credits of $1 million associated with the reversal of previous restructuring reserves no longer deemed necessary.
     During the three months ended September 30, 2009, we recorded a $2 million restructuring charge primarily related to severance costs in connection with our initiative of rationalizing our cost structure in light of the decline in growth in our business units. This initiative was substantially completed in 2009.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Depreciation and Amortization	$71	$80	$(9)	(11.3)%
     Depreciation and amortization expense declined to $71 million for the three months ended September 30, 2010 when compared to the $80 million in the same period in 2009 primarily due to reduced depreciation expense from sold hotels, partially offset by additional depreciation from capital expenditures made in the last twelve months.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Operating Income	$122	$86	$36	41.9%
     The increase in operating income was primarily due to the favorable operating results from owned, leased and consolidated joint venture hotels, management and franchise fee revenues, vacation ownership and residential fee revenues and cost controls as discussed earlier.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$(1)	$(3)	$2	66.7%
     The increase in equity earnings and gains and losses from unconsolidated joint ventures for the three months ended September 30, 2010 was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Net Interest Expense	$59	$60	$(1)	(1.7)%
     The decrease in net interest expense for the three months ended September 30, 2010 was primarily the result of lower overall debt balance, offset in part by a $10 million increase related to the adoption of ASU No. 2009-17 including a $5 million charge for the settlement of a hedge and the write-off of deferred financing costs associated with the early payoff of a vacation ownership notes receivable securitization (see Note 7). Our weighted average interest rate was 6.87% at September 30, 2010 as compared to 6.39% at September 30, 2009.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(56)	$(23)	$(33)	n/m
     During the three months ended September 30, 2010, we recorded a net loss on dispositions and impairments of approximately $56 million, primarily related to a loss of $53 million on the sale of one wholly-owned hotel and impairment charges of $3 million related to a vacation ownership property and an investment in a hotel management contract.
     During the three months ended September 30, 2009, we recorded a loss on dispositions of approximately $23 million, primarily related to the $13 million impairment of an investment in a hotel contract which was subsequently cancelled, a $6 million impairment of our retained interest in vacation ownership mortgage receivables, and a $3 million impairment of a property that is no longer in operations.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Income Tax (Benefit) Expense	$11	$(36)	$47	n/m
     The increase in income tax expense for the three months ended September 30, 2010 primarily relates to a tax benefit of $31 million recorded in 2009, related to a domestic asset disposition in 2009 and a benefit, in 2009, related to the reversal of a deferred interest accrual associated with the deferral of taxable income. The remaining increase is primarily due to higher pretax income in the third quarter of 2010 when compared to 2009.
Discontinued Operations
     During the three months ended September 30, 2010, we recorded a $1 million tax charge related to an uncertain tax position.
     During the three months ended September 30, 2009, the gain of $4 million primarily relates to a tax benefit in connection with the sale of one wholly-owned hotel for $6 million.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009
Continuing Operations

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,245	$1,154	$91	7.9%
Management Fees, Franchise Fees and Other Income	503	473	30	6.3%
Vacation Ownership and Residential	402	387	15	3.9%
Other Revenues from Managed and Franchised Properties	1,581	1,436	145	10.1%

Total Revenues	$3,731	$3,450	$281	8.1%

     The increase in revenues from owned, leased and consolidated joint venture hotels for the nine months ended September 30, 2010 was primarily due to improved REVPAR (as discussed below) at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from eight owned hotels that were sold or closed since 2009. These sold or closed hotels had revenues of $18 million in the nine months ended September 30, 2010 compared to $81 million in the nine months ended September 30, 2009. Revenues at our Same-Store Owned Hotels (55 hotels for the nine months ended September 30, 2010 and 2009, excluding the eight hotels sold or closed and six additional hotels undergoing significant repositionings or without comparable results in 2010 and 2009) increased 9.2%, or $90 million, to $1.058 billion for the nine months ended September 30, 2010 when compared to $968 million in the same period of 2009 due primarily to an increase in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels increased 11.6% to $134.67 for the nine months ended September 30, 2010 when compared to the corresponding 2009 period. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 69.4% in the nine months ended September 30, 2010 when compared to 63.7% in the same period in 2009 as well as a 2.5% increase in ADR to $193.95 for the nine months ended September 30, 2010 compared to $189.21 for the corresponding 2009 period. REVPAR at Same-Store Owned Hotels in North America increased 12.5% for the nine months ended September 30, 2010 when compared to the same period of 2009. REVPAR growth was particularly strong at our owned hotels in New York, New York, Chicago, Illinois, Montreal, Canada and Toronto, Canada. REVPAR at our international Same-Store Owned Hotels increased by 10.2% for the nine months ended September 30, 2010 when compared to the same period of 2009. REVPAR for Same-Store Owned Hotels internationally increased 10.3% excluding the unfavorable effects of foreign currency translation.
     The increase in management fees, franchise fees and other income for the nine months ended September 30, 2010 was primarily a result of a $41 million increase in management and franchise revenues to $490 million for the nine months ended September 30, 2010 compared to $449 million in 2009. Management fees increased $29 million or 11.5% and franchise fees increased $16 million or 15.5% compared to the nine months ended September 30, 2009. These increases were due to growth in REVPAR of existing hotels as well as the net addition of 20 managed hotels and 57 franchised hotels to our system since the beginning of 2009.
     Total vacation ownership revenues increased 2.1% to $391 million compared to $383 million in 2009 driven by the impact of ASU 2009-17. Originated contract sales of vacation ownership intervals decreased 3.8% primarily due to lower tour flow and a lower average price. The number of contracts signed increased 1.6% when compared to 2009 and the average price per vacation ownership unit sold decreased 5.6% to approximately $15,000 driven by price reductions and inventory mix. Residential revenue in the nine months ended September 30, 2010 was $11 million compared to $4 million in 2009. The 2010 revenue included $4 million of marketing and license fees associated with a new hotel and residential project in Guangzhou, China.
     Other revenues from managed and franchised properties increased to $1.581 billion for the nine months ended September 30, 2010 compared to $1.436 billion in 2009, primarily due to an increase in payroll costs as a result of increased occupancy at managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Selling, General, Administrative and Other	$258	$235	$23	9.8%
     The increase in selling, general, administrative and other expenses for the nine months ended September 30, 2010 was primarily a result of the timing and amounts of accruals for incentive based compensation in the current year when compared to the prior year, offset by an $8 million reversal of a guarantee liability which was favorably settled during the period (see Note 21).

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Restructuring and Other Special (Credits) Charges, Net	$(2)	$24	$(26)	n/m
     During the nine months ended September 30, 2010, we recorded restructuring credits of $2 million associated with the reversal of previous restructuring reserves no longer deemed necessary.
     During the nine months ended September 30, 2009, we recorded a $24 million restructuring charge in connection with our initiative of rationalizing our cost structure in light of the decline in growth in our business units. This initiative was substantially completed in 2009.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Depreciation and Amortization	$220	$231	$(11)	(4.8)%
     Depreciation and amortization expense was $220 million for the nine months ended September 30, 2010 when compared to the $231 million in the same period in 2009 primarily due to reduced depreciation expense from sold hotels, partially offset by additional depreciation from capital expenditures.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Operating Income	$344	$246	$98	39.8%
     The increase in operating income was primarily due to the favorable operating results from owned, leased and consolidated joint venture hotels, management and franchise fee revenues, vacation ownership and residential fee revenues, and our cost controls as discussed earlier.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$5	$(5)	$10	n/m
     The increase in equity earnings and gains and losses from unconsolidated joint ventures for the nine months ended September 30, 2010 was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests. In addition, there was a $4 million charge in 2009 related to an unfavorable mark-to-market adjustment on a US dollar denominated loan in an unconsolidated joint venture in Mexico.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Net Interest Expense	$180	$156	$24	15.4%
     The increase in net interest expense for the nine months ended September 30, 2010 was partially the result of a $21 million increase related to the adoption of ASU No. 2009-17 including a $5 million charge for the settlement of a hedge and the write-off of deferred financing costs associated with the early payoff of a vacation ownership notes receivable securitization (see Note 7). The increase is also due to interest expense from the senior notes issued in 2009, partially offset by a lower overall debt balance. Our weighted average interest rate was 6.87% at September 30, 2010 as compared to 6.39% at September 30, 2009.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(35)	$(49)	$14	28.6%
     During the nine months ended September 30, 2010, we recorded a net loss on dispositions of approximately $35 million primarily related to the sale of one wholly-owned hotel (see Note 5). The loss was partially offset by a gain of $14 million from insurance proceeds received for a claim at a wholly-owned hotel that suffered damage in 2008 and a $5 million gain as a result of an acquisition of a controlling interest in a joint venture in which we previously held a non-controlling interest (see Note 4).
     During the nine months ended September 30, 2009, we recorded a loss on dispositions of approximately $49 million, primarily related to the $22 million impairment of our retained interest in vacation ownership mortgage receivables, the $5 million impairment of certain technology-related fixed assets and a $13 million impairment of an investment in a hotel contract which was subsequently cancelled.

	Nine Months	Nine Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	September 30,	September 30,	from prior	from prior
	2010	2009	year	year
		(in millions)
Income Tax (Benefit) Expense	$32	$(147)	$179	n/m
     The increase in income tax expense primarily relates to a deferred tax benefit of $120 million (net) in 2009 for an Italian tax incentive program in which the tax basis of land and buildings for the hotels we own in Italy was stepped-up to fair value in exchange for paying a current tax of $9 million. In addition, there was a tax benefit of $31 million in 2009, related to a domestic asset disposition in 2009 and a benefit, in 2009, related to the reversal of a deferred interest accrual associated with the deferral of taxable income. The remaining increase is primarily due to higher pretax income in the nine months ended September 30, 2010 when compared to 2009.
Discontinued Operations
     During the nine months ended September 30, 2010, we recorded a gain of approximately $36 million, primarily related to a tax benefit in connection with the sale of one wholly-owned hotel for $78 million. The tax benefit was related to the realization of a high tax basis in these hotels that was generated through a previous transaction. In addition, discontinued operations includes a $2 million charge primarily related to an uncertain tax position.
     During the nine months ended September 30, 2009, the loss on asset dispositions of $4 million primarily relates to the loss on disposition of three wholly-owned hotels, partially offset by a tax benefit. In addition, discontinued operations includes a $2 million charge related to operations of assets that were disposed, offset by a $1 million tax benefit

Seasonality and Diversification
     The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first quarter than in the second, third or fourth quarters.
LIQUIDITY AND CAPITAL RESOURCES
Cash From Operating Activities
     Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and sales of VOIs and residential units. Other sources of cash are distributions from joint-ventures, servicing financial assets and interest income. These are the principal sources of cash used to fund our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments, property and income taxes. We believe that our existing borrowing availability together with capacity for additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, and dividend payments in the foreseeable future.
     The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our sources of cash. Our day-to-day operations are financed through a net working capital deficit, a practice that is common in our industry. The ratio of our current assets to current liabilities was 0.88 and 0.74 as of September 30, 2010 and December 31, 2009, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.
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
     As previously discussed in Note 7, in August 2010, we completed a securitization of vacation ownership notes receivable generating net cash proceeds of approximately $180 million.

Cash Used for Investing Activities
     Gross capital spending during the nine months ended September 30, 2010 was as follows (in millions):

Maintenance Capital Expenditures:
Owned, leased and consolidated joint venture hotels	$53
Corporate and information technology	16

Subtotal	69

Vacation Ownership Capital Expenditures (1):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	$(27)
Capital expenditures for inventory — St. Regis Bal Harbour	115

Subtotal	88

Development Capital (2)	86

Total Capital Expenditures	$243

(1)	Represents gross inventory capital expenditures of $131 million less cost of sales of $43 million.

(2)	Includes $50 million of expenditures that are classified as Plant, property and equipment, net and $28 million of expenditures that are classified as Investments on the consolidated balance sheet.
     Gross capital spending during the nine months ended September 30, 2010 included approximately $69 million of maintenance capital, and $86 million of development capital. Investment spending on gross vacation ownership interest and residential inventory was $131 million, primarily in Bal Harbour, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe is necessary to stay competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2010 (excluding vacation ownership and residential inventory) will be approximately $140 million for maintenance, renovations, and technology capital. In addition, for the full year 2010, we currently expect to spend approximately $290 million for investment projects, including construction of the St. Regis Bal Harbour and various joint ventures and other investments.
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

     Since 2006 and through September 30, 2010, we have sold 62 hotels realizing proceeds of approximately $5.3 billion in numerous transactions. During the nine months ended September 30, 2010, we sold two wholly-owned hotels for gross proceeds of $148 million.
     There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.
Cash Used for Financing Activities
     The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of September 30, 2010:

	Amount
	Outstanding at	Interest Rate at
	September 30,	September 30,		Average
	2010(a)	2010		Maturity
	(in millions)			(In years)
Floating Rate Debt
Revolving Credit Facilities	$—	—		—
Mortgages and Other	40	6.35%		2.6
Interest Rate Swaps	500	4.83%

Total/Average	$540	4.94	%(b)	2.6

Fixed Rate Debt
Senior Notes	$2,701	7.26%		4.3
Mortgages and Other	119	7.56%		7.5
Interest Rate Swaps	(500)	7.06%

Total/Average	$2,320	7.31%		4.5

Total Debt
Total Debt and Average Terms	$2,860	6.87%		4.5

(a)	Excludes approximately $457 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Excludes commitment fees on undrawn revolver.
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
     At September 30, 2010, we had gross debt of $2.860 billion, excluding debt associated with securitized vacation ownership notes receivable. Additionally, we had cash and cash equivalents of $405 million (including $48 million of restricted cash), or net debt of $2.455 billion, compared to net debt of $2.819 billion as of December 31, 2009. As we discussed earlier, we adopted ASU Nos. 2009-16 and 2009-17 on January 1, 2010 and, as a result, at September 30, 2010 we had $532 million of non-recourse debt and $21 million of restricted cash associated with securitized vacation ownership receivables. Including this debt and restricted cash associated with securitized vacation ownership receivables, our net debt was $2.966 billion at September 30, 2010.
     On April 20, 2010, we executed a new $1.5 billion Senior Credit Facility (“New Facility”). The New Facility matures on November 15, 2013 and replaces the former $1.875 billion Revolving Credit Agreement, which would have matured on February 11, 2011.
     Our Facilities are used to fund general corporate cash needs. As of September 30, 2010, we have availability of over $1.4 billion under the Facilities. Our ability to borrow under the Facilities is subject to compliance with the terms and conditions under the Facilities, including certain leverage and coverage covenants.

     Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facilities (approximately $1.4 billion), our expected income tax refund of over $200 million during the fourth quarter of 2010 (see Note 16) and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.
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
     We had the following commercial commitments outstanding as of September 30, 2010 (in millions):

		Amount of Commitment Expiration Per Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Standby letters of credit	$143	$141	$—	$—	$2
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
Item 1A. Risk Factors.
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At September 30, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Date: October 28, 2010