Form 10-K
period 2010-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2011-02-18
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (for purposes of this Annual Report only, includes all Shares other than those held by the registrant’s Directors and executive officers) computed by reference to the closing sales price as quoted on the New York Stock Exchange was $7,823,279,076.

As of February 11, 2011, the Corporation had outstanding 192,165,807 shares of common stock.

For information concerning ownership of Shares, see the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 5, 2011, which is incorporated by reference under various Items of this Annual Report.

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

Item 1.	Business

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

W®   (luxury and upscale full service hotels, retreats and residences) feature world class design, world class restaurants and “on trend” bars and lounges and its signature Whatever\Whenever® service standard. It’s a sensory multiplex that not only indulges the senses, it delivers an emotional experience. Whether it’s “behind the scenes”

access at W Happenings, or our cutting edge music, lighting and scent programs, W hotels delivers an experience unmatched in the hotel segment.

Westin®   (luxury and upscale full-service hotels, resorts and residences) provides a thoughtfully designed experience making the healthiest choices irresistibly appealing. A welcoming oasis to the savvy traveler, every innovative service aims to help guests thrive so they feel better than when they arrived. Truly restorative sleep in the world-renowned Heavenly® Bed. Spa-like invigoration with the Heavenly® Bath. Healthful indulgence from SuperFoodsRxtm menus. Energizing exercise with WestinWORKOUT®. Fresh air from BreatheWestinsm, the industry’s first smoke-free policy. Whether an epic city center location or refreshing resort destination, Westin ensures guests are well rested, well nourished and well cared for.

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

Sheraton®   (luxury and upscale full-service hotels, resorts and residences) is our largest brand serving the needs of upscale business and leisure travelers worldwide. For over 70 years this full-service, iconic brand has welcomed guests, becoming a trusted friend to travelers and one of the world’s most recognized hotel brands. From being the first hotel brand to step into major international markets like China, to completely captivating entire destinations like Waikiki, Sheraton understands that travel is about bringing people together. In Sheraton lobbies you’ll find the Link@Sheratonsm experienced with Microsoft, which fosters connections, whether face-to-face or webcam-to-webcam. The Sheraton Club is also a social space where guests indulge in the upside of everything with likeminded travelers. Sheraton transcends lifestyles, generations and geographies and will continue to welcome generation after generation of world traveler, because we believe, as strongly as ever, that life is better when shared.

Four Points®   (select-service hotels) delights the self-sufficient traveler with what is needed for greater comfort and productivity. Great Hotels. Great Rates. All at the honest value our guests deserve. Our guests start their day feeling energized and finish up relaxed, maybe even with one of our Best Brews (local craft beer). It’s the little indulgences that make their time away from home special.

Aloft®   (select-service hotels) first opened in 2008. It will already be opening its 50th property in 2011. Aloft provides new heights: an oasis where you least expect it, a spirited neighborhood outpost, a haven at the side of the road. Bringing a cozy harmony of modern elements to the classic on-the-road tradition, Aloft offers a sassy, refreshing, ultra effortless alternative for both the business and leisure traveler. Fresh, fun, and fulfilling, Aloft is an experience to be discovered and rediscovered, destination after destination, as you ease on down the road. Style at a Steal.

Element(SM)   (extended stay hotels), a brand introduced in 2006 with the first hotel opened in 2008, provides a modern, upscale and intuitively designed hotel experience that allows guests to live well and feel in control. Inspired by Westin, Element hotels promote balance through a thoughtful, upscale environment. Decidedly modern with an emphasis on nature, Element is intuitively constructed with an efficient use of space that encourages guests to stay connected, feel alive, and thrive while they are away. Primarily all Element hotels are LEED certified, depicting the importance of the environment in today’s world. Space to live your life.

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

Our hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. We seek to acquire interests in, or management or franchise rights with respect to properties in this segment. At December 31, 2010, our hotel portfolio included owned, leased, managed and franchised hotels totaling 1,027 hotels with approximately 302,000 rooms in approximately 100 countries, and is comprised of 62 hotels that we own or lease or in which we have a majority equity interest, 463 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 502 hotels for which we receive franchise fees.

Our revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling vacation ownership interests (“VOIs”) in the resorts and providing financing to customers who purchase such interests. Generally these resorts are marketed under the brand names described above. Additionally, our revenue and earnings are derived from the development, marketing and selling of residential units at mixed use hotel projects owned by us as well as fees earned from the marketing and selling of residential units at mixed use hotel projects developed by third-party owners of hotels operated under our brands. At December 31, 2010, we had 23 owned vacation ownership resorts and residential properties (including 14 stand-alone, eight mixed-use and one unconsolidated joint venture) in the United States, Mexico and the Bahamas.

Due to the global economic crisis and its impact on the long-term growth outlook for the timeshare industry, in 2009 we evaluated all of our existing vacation ownership projects, as well as land held for future vacation ownership projects. We have thereby decided that no new vacation ownership projects are being initiated and we have decided not to develop certain vacation ownership sites and future phases of certain existing projects.

Our operations are in geographically diverse locations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2010:

	Number of
	Properties	Rooms

Managed and unconsolidated joint venture hotels	463	159,200
Franchised hotels	502	121,400
Owned hotels(a)	62	21,100
Vacation ownership resorts and stand-alone properties	14	7,000

Total properties	1,041	308,700

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of
	Properties	Rooms

North America (and Caribbean)	551	175,800
Europe, Africa and the Middle East	247	61,300
Asia Pacific	181	58,500
Latin America	62	13,100

Total properties	1,041	308,700

We have implemented a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. In furtherance of this strategy, since 2006, we have sold 62 hotels for approximately $5.3 billion. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements; selling VOIs; and investing in real estate assets where there is a strategic rationale for doing so, which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global assets, broad customer base and other resources and by taking advantage of our scale to reduce costs. The implementation of our strategy and financial planning is impacted by the uncertainty relating to geopolitical and economic environments around the world and its consequent impact on travel.

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

Competition

The hotel and timeshare industry is highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price, the ability to earn and redeem loyalty program points and other factors. Management believes that we compete favorably in these areas. Our properties compete with other hotels and resorts in their geographic markets, including facilities owned by local interests and facilities owned by national and international chains. Our principal competitors include other hotel operating companies, national and international hotel brands, and ownership companies (including hotel REITs).

We encounter strong competition as a hotel, residential, resort and vacation ownership operator. While some of our competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners and sell VOIs, under a variety of brands that compete directly with our brands.

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

Comparability of Owned Hotel Results

We continually update and renovate our owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact our owned hotel revenues and operating income. Other events, such as the occurrence of natural disasters may cause a full or partial closure or sale of a hotel, and such events can negatively impact our revenues and operating income. Finally, as we pursue our strategy of reducing our investment in owned real estate assets, the sale of such assets can significantly reduce our revenues and operating income.

Employees

At December 31, 2010, approximately 145,000 people were employed at our corporate offices, owned and managed hotels and vacation ownership resorts, of which approximately 26% were employed in the United States. At December 31, 2010, approximately 34% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are satisfactory.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities & Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwoodhotels.com/ corporate/investor relations.html as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, NE, in Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at (800) SEC-0330 for further information. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling Investor Relations at (914) 640-8165.

Item 1A.	Risk Factors.

Risks Relating to Hotel, Resort, Vacation Ownership and Residential Operations

We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership and Residential Industries.  Operating risks common to the hotel and vacation ownership and residential industries include:

•	changes in general economic conditions, including the severity and duration of downturns in the US and global economies;

•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•	domestic and international political and geopolitical conditions;

•	travelers’ fears of exposures to contagious diseases;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	decreases in demand or increases in supply for vacation ownership interests;

•	the impact of internet intermediaries on pricing and our increasing reliance on technology;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•	changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, timeshare, privacy, licensing, labor and employment, and regulations under the Office of Foreign Assets Control and the Foreign Corrupt Practices Act;

•	disputes with owners of properties, including condominium hotels, franchisees and homeowner associations which may result in litigation;

•	the availability and cost of capital to allow us and potential hotel owners and franchisees to fund construction, renovations and investments;

•	foreign exchange fluctuations;

•	the financial condition of third-party owners, project developers and franchisees, which may impact our ability to recover indemnity payments that may be owed to us and their ability to fund amounts required under development, management and franchise agreements and in most cases our recourse is limited to the equity value said party has in the property;

•	the financial condition of the airline industry and the impact on air travel; and

•	regulation or taxation of carbon dioxide emissions by airlines and other forms of transportation.

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

The Recent Recession in the Lodging Industry and the Global Economy Generally Will Continue to Impact Our Financial Results and Growth.  The recent economic recession has had a negative impact on the hotel and vacation ownership and residential industries. Substantial increases in air and ground travel costs and decreases in airline capacity have reduced demand for our hotel rooms and interval and fractional timeshare products. Accordingly, our financial results have been impacted by the economic recession and both our future financial results and growth could be further harmed if recovery from the economic recession slows or the economic recession becomes worse. In certain cases, we have entered into third party hotel management contracts which contain performance guarantees specifying that certain operating metrics will be achieved. As a result of the impact of the economic downturn on the lodging industry, we may not meet the requisite performance levels, and we may be forced to loan or contribute monies to fund the shortfall of performance levels or terminate the management contract. For a more detailed description of our performance guarantees, see Note 26 of the consolidated financial statements.

Moreover, many businesses, particularly financial institutions, face restrictions on the ability to travel and hold conferences or events at resorts and luxury hotels. The negative publicity associated with such companies holding large events has also resulted in reduced bookings. New or revised regulations on businesses participating in government financial assistance programs, as well as the negative publicity associated with conferences and corporate events, could impact our financial results.

Our Revenues, Profits, or Market Share Could Be Harmed If We Are Unable to Compete Effectively.  The hotel, vacation ownership and residential industries are highly competitive. Our properties compete for customers with other hotel and resort properties, and, with respect to our vacation ownership resorts and residential projects, with owners reselling their VOIs, including fractional ownership, or apartments. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

Moreover, our present growth strategy for development of additional lodging facilities entails entering into and maintaining various arrangements with property owners. We compete with other hotel companies for management and franchise agreements. The terms of our management agreements, franchise agreements, and leases for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today. In connection with entering into management or franchise agreements, we may be required to make investments in or guarantee the obligations of third parties or guarantee minimum income to third parties.

Our Businesses Are Capital Intensive.  For our owned, managed and franchised properties to remain attractive and competitive, the property owners and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash. Third-party property owners may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our management or franchise agreements. To the extent that property owners and we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Failure to make the investments necessary to maintain or improve such properties could adversely affect the reputation of our brands.

Recent events, including the failures and near failures of financial services companies and the decrease in liquidity and available capital, have negatively impacted the capital markets for hotel and real estate investments.

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

We cannot assure you that any development project, including sites held for development of vacation ownership resorts, will in fact be developed, and, if developed, the time period or the budget of such development may be greater than initially contemplated and the actual number of units or rooms constructed may be less than initially contemplated.

International Operations Are Subject to Unique Political and Monetary Risks.  We have significant international operations which as of December 31, 2010 included 247 owned, managed or franchised properties in Europe, Africa and the Middle East (including 16 properties with majority ownership); 62 owned, managed or franchised properties in Latin America (including nine properties with majority ownership); and 181 owned, managed or franchised properties in the Asia Pacific region (including four properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the risk of war, terrorism, civil unrest, expropriation and nationalization as well as the impact in cases in which there are inconsistencies between U.S. law and the laws of an international jurisdiction. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various other international jurisdictions have laws limiting the ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions.

Our Current Growth Strategy is Heavily Dependent on Growth in International Markets.  As of December 31, 2010, 84% of our pipeline represented international growth. Further 60% of our pipeline represents new properties in Asia Pacific with 45% of our pipeline representing new growth in China alone. We must rely on third parties to build and complete these projects as planned and cannot ensure that all such hotels will be timely constructed. If our third-party property owners fail to invest in these projects, or fail to invest at estimated levels, the projects may not be realized or may not be as successful as anticipated. Many countries in the Asia Pacific region, including China, have construction and operational logistics different than the U.S., including but not limited to labor, transportation, real estate, and local reporting or legal requirements. Our dependence on international markets for growth is also limited by the availability of new markets, and we face established competitors that are similarly looking to grow in new markets. If our international expansion plans are unsuccessful, our financial results could be materially adversely affected.

Third Party Internet Reservation Channels May Negatively Impact Our Bookings.  Some of our hotel rooms are booked through third party internet travel intermediaries such as Travelocity.com®, Expedia.com®, Orbitz.com® and Priceline.com®. As the percentage of internet bookings increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to our lodging brands. Although we expect to derive most of our business from traditional channels and our websites, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.

A Failure to Keep Pace with Developments in Technology Could Impair Our Operations or Competitive Position.  The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, brand assurance and compliance, procurement, reservation systems, operation of our customer loyalty program, distribution and guest amenities. These technologies can be expected to require refinements, including to comply with the legal requirements such as privacy regulations and requirements established by third parties such as the payment card industry, and there is the risk that advanced new technologies will be introduced. Further, the development and maintenance of these technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

Significant Owners of Our Properties May Concentrate Risks.  There is a concentration of ownership of hotels operated under our brands by any single owner. Following the acquisition of the Le Méridien brand business and a large disposition transaction to one ownership group in 2006, single ownership groups own significant numbers of hotels operated by us. While the risks associated with such ownership are no different than exist generally (i.e., the financial position of the owner, the overall state of the relationship with the owner and their participation in optional programs and the impact on cost efficiencies if they choose not to participate), they are more concentrated.

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

We May Be Subject to Environmental Liabilities.  Our properties and operations are subject to a number of Environmental Laws. Under such laws, we could be held liable for the costs of removing or cleaning up hazardous or toxic substances at, on, under, or in our currently or formerly owned or operated properties. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses at certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws govern occupational exposure to ACMs and require abatement or removal of certain ACMs (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of our hotels) in the event of damage or demolition, or certain renovations or remodeling. Environmental Laws also regulate PCBs, which may be present in electrical equipment. A number of our hotels have USTs and equipment containing CFCs; the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.

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

Risks Relating to Operations in Syria

During fiscal 2010, Starwood subsidiaries generated approximately $2 million of revenue from management and other fees from hotels located in Syria, a country that the United States has identified as a state sponsor of terrorism. This amount constitutes significantly less than 1% of our worldwide annual revenues. The United States does not prohibit U.S. investments in, or the exportation of services to, Syria, and our activities in that country are in full compliance with U.S. and local law. However, the United States has imposed limited sanctions as a result of Syria’s support for terrorist groups and its interference with Lebanon’s sovereignty, including a prohibition on the exportation of U.S.-origin goods to Syria and the operation of government-owned Syrian air carriers in the United States except in limited circumstances. The United States may impose further sanctions against Syria at any time for foreign policy reasons. If so, our activities in Syria may be adversely affected, depending on the nature of any further sanctions that might be imposed. In addition, our activities in Syria may reduce demand for our stock among certain investors.

Risks Relating to Debt Financing

Our Debt Service Obligations May Adversely Affect our Cash Flow.  As a result of our debt obligations, we are subject to: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest, (ii) restrictive covenants, including covenants relating to certain financial ratios, and (iii) interest rate risk. Although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancing will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us and (ii) a substantial decrease in operating cash flow, EBITDA (as defined in our credit agreements) or a substantial increase in our expenses could make it difficult for us to meet our debt service requirements and restrictive covenants and force us to sell assets and/or modify our operations.

We Have Little Control Over the Availability of Funds Needed to Fund New Investments and Maintain Existing Hotels.  In order to fund new hotel investments, as well as refurbish and improve existing hotels, both we and current and potential hotel owners must have access to capital. The availability of funds for new investments and maintenance of existing hotels depends in large measure on capital markets and liquidity factors over which we have little control. Current and prospective hotel owners may find hotel financing expensive and difficult to obtain. Delays, increased costs and other impediments to restructuring such projects may affect our ability to realize fees, recover loans and guarantee advances, or realize equity investments from such projects. Our ability to recover loans and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to raise new capital. In addition, downgrades of our public debt ratings by rating agencies could increase our cost of capital. A breach of a covenant could result in an event of default that, if not cured or waived, could result in an acceleration of all or a substantial portion of our debt. For a more detailed description of the covenants imposed by our debt obligations, see Item 7, Management’s Discussion and Analysis of

Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Used for Financing Activities in this Annual Report.

Volatility in the Credit Markets Will Continue to Adversely Impact Our Ability to Sell the Loans That Our Vacation Ownership Business Generates.  Our vacation ownership business provides financing to purchasers of our vacation ownership units, and we attempt to sell interests in those loans in the securities markets. Volatility in the credit markets may impact the timing and volume of the timeshare loans that we are able to sell. Although we expect to realize the economic value of our vacation ownership note portfolio even if future note sales are temporarily or indefinitely delayed, such delays may result in either increased borrowings to provide capital to replace anticipated proceeds from such sales or reduced spending in order to maintain our leverage and return targets.

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

We periodically review our business to identify properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments, and from time to time, may attempt to sell these identified properties and assets. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all or that any anticipated benefits will actually be received.

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

Our Vacation Ownership Business is Subject to Extensive Regulation and Risk of Default

We market and sell VOIs, which typically entitle the buyer to ownership of a fully-furnished resort unit for a one-week period on either an annual or an alternate-year basis. We also acquire, develop and operate vacation ownership resorts, and provide financing to purchasers of VOIs. These activities are all subject to extensive regulation by the federal government and the states in which vacation ownership resorts are located and in which VOIs are marketed and sold including regulation of our telemarketing activities under state and federal “Do Not Call” laws. In addition, the laws of most states in which we sell VOIs grant the purchaser the right to rescind the purchase contract at any time within a statutory rescission period. Although we believe that we are in material compliance with all applicable federal, state, local and foreign laws and regulations to which vacation ownership marketing, sales and operations are currently subject, changes in these requirements, or a determination by a regulatory authority that we were not in compliance, could adversely affect us. In particular, increased regulations of telemarketing activities could adversely impact the marketing of our VOIs.

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

Tax Risks

Evolving Government Regulation Could Impose Taxes or Other Burdens on Our Business.  We rely upon generally available interpretations of tax laws and other types of laws and regulations in the countries and locales in which we operate. We cannot be sure that these interpretations are accurate or that the responsible taxing or other governmental authority is in agreement with our views. The imposition of additional taxes or requirements to change the way we conduct our business could cause us to have to pay taxes that we currently do not collect or pay or increase the costs of our services or increase our costs of operations.

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

Risks Relating to Ownership of Our Shares

Our Board of Directors May Issue Preferred Stock and Establish the Preferences and Rights of Such Preferred Stock.  Our charter provides that the total number of shares of stock of all classes which the Corporation has authority to issue is 1,200,000,000, consisting of one billion shares of common stock and 200 million shares of preferred stock. Our Board of Directors has the authority, without a vote of shareholders, to establish the preferences and rights of any preferred shares to be issued and to issue such shares. The issuance of preferred shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of our shareholders. Since our Board of Directors has the power to establish the preferences and rights of preferred shares without a shareholder vote, our Board of Directors may give the holders preferences, powers and rights, including voting rights, senior to the rights of holders of our shares.

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

Our hotel business included 1,027 owned, managed or franchised hotels with approximately 302,000 rooms and our owned vacation ownership and residential business included 14 stand-alone vacation ownership resorts and residential properties at December 31, 2010, predominantly under seven brands. All brands (other than the Four Points by Sheraton and the Aloft and Element brands) represent full-service properties that range in amenities from luxury hotels and resorts to more moderately priced hotels. Our Four Points by Sheraton, Aloft and Element brands are select service properties that cater to more value oriented consumers.

The following table reflects our hotel and vacation ownership properties, by brand, as of December 31, 2010:

	Hotels,
	VOI and Residential(a)
	Properties	Rooms

St. Regis and Luxury Collection	97	19,400
W	38	11,200
Westin	181	71,200
Le Méridien	100	26,700
Sheraton	401	141,500
Four Points	158	27,400
Aloft	46	6,800
Independent / Other	20	4,500

Total	1,041	308,700

(a)	Includes vacation ownership properties of which 14 are stand-alone, eight are mixed-use and one is an unconsolidated joint venture totaling rooms of 7,000.

Hotel Business

Managed and Franchised Hotels.  Hotel and resort properties in the United States are often owned by entities that do not manage hotels or own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. Management believes that companies, such as Starwood, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management, marketing and reservation services. In 2010, we opened 70 managed and franchised hotels with approximately 15,000 rooms and 22 managed and franchised hotels with approximately 7,000 rooms left the system.

Managed Hotels.  We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide centralized reservation services and coordinate national advertising and certain marketing and promotional services. We prepare and implement annual budgets for the hotels we manage and are responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2010, we managed 463 hotels with approximately 159,200 rooms worldwide. During the year ended December 31, 2010, we generated management fees by geographic area as follows:

United States	33.1%
Asia Pacific	26.2%
Middle East and Africa	17.4%
Europe	15.6%
Americas (Latin America, Caribbean & Canada)	7.7%

Total	100.0%

Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In our experience, owners seek hotel managers that can provide attractively priced base, incentive and marketing fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand so as to align the interests of the owner and Starwood. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept or will retain a particular management contract. During the year ended December 31, 2010, we opened 39 managed hotels with approximately 9,000 rooms, and 15 managed hotels with approximately 5,000 rooms left our system. In addition, during 2010, we signed management agreements for 61 hotels with approximately 15,000 rooms, a small portion of which opened in 2010 and the majority of which will open in the future.

Brand Franchising and Licensing.  We franchise our Sheraton, Westin, Four Points by Sheraton, Luxury Collection, Le Méridien, Aloft and Element brand names and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. We approve certain plans for, and the location of, franchised hotels and review their design. At December 31, 2010, there were 502 franchised properties with approximately 121,400 rooms. During the year ended December 31, 2010, we generated franchise fees by geographic area as follows:

United States	63.9%
Europe	12.2%
Americas (Latin America, Caribbean & Canada)	13.4%
Asia Pacific	9.6%
Middle East and Africa	0.9%

Total	100.0%

In addition to the franchise contracts we retained in connection with the sale of hotels during the year ended December 31, 2010, we opened 31 franchised hotels with approximately 6,000 rooms, and seven franchised hotels with approximately 2,000 rooms left our system. In addition, during 2010 we signed franchise agreements for 35 hotels with approximately 7,000 rooms, a portion of which opened in 2010 and a portion of which will open in the future.

Owned, Leased and Consolidated Joint Venture Hotels.  Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, beginning in 2006, we embarked upon a strategy of selling a significant number of hotels. Since the beginning of 2006, we have sold 62 wholly owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the years ending December 31, 2010, 2009 and 2008 were $1.704 billion, $1.584 billion and $2.212 billion, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $1.067 billion, $1.024 billion and $1.380 billion for 2010, 2009 and 2008, respectively).

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the year ended December 31, 2010 (with comparable data for 2009):

Top Five Domestic Markets in the United States as a % of Total Owned
Revenues for the Year Ended December 31, 2010 with Comparable Data for 2009(1)

	2010	2009
Metropolitan Area	Revenues	Revenues

New York, NY	12.7%	14.2%
Hawaii	6.2%	6.3%
Phoenix, AZ	5.0%	5.1%
Boston, MA	4.4%	4.4%
Chicago, IL	4.3%	3.9%

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the year ended December 31, 2010 (with comparable data for 2009):

Top Five International Markets as a % of Total Owned
Revenues for the Year Ended December 31, 2010 with Comparable Data for 2009(1)

	2010	2009
Country	Revenues	Revenues

Canada	10.8%	9.3%
Italy	7.0%	7.5%
Spain	5.5%	2.8%
Mexico	4.1%	4.7%
Australia	4.1%	5.3%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Following the sale of a significant number of our hotels in the past three years, we currently own or lease 62 hotels as follows:

Hotel	Location	Rooms

U.S. Hotels:
The St. Regis Hotel, New York	New York, NY	229
St. Regis Hotel, San Francisco	San Francisco, CA	260
The Phoenician	Scottsdale, AZ	643
W New York — Times Square	New York, NY	509
W Chicago Lakeshore	Chicago, IL	520
W Los Angeles Westwood	Los Angeles, CA	258
W Chicago City Center	Chicago, IL	368
W New Orleans	New Orleans, LA	423
W New Orleans, French Quarter	New Orleans, LA	87
W Atlanta	Atlanta, GA	275
The Westin Maui Resort & Spa	Maui, HI	759
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,068
The Westin Gaslamp San Diego	San Diego, CA	450
The Westin San Francisco Airport	San Francisco, CA	397
The Westin St. John Resort & Villas	St. John, Virgin Islands	175
Sheraton Kauai Resort	Kauai, HI	394
Sheraton Steamboat Springs Resort	Steamboat Springs, CO	206
Sheraton Suites Philadelphia Airport	Philadelphia, PA	251
Aloft Lexington	Lexington, MA	136
Aloft Philadelphia Airport	Philadelphia, PA	136
Element Lexington	Lexington, MA	123
Four Points by Sheraton Philadelphia Airport	Philadelphia, PA	177
Four Points by Sheraton Tucson University Plaza	Tucson, AZ	150
The Boston Park Plaza Hotel & Towers	Boston, MA	941
The Manhattan at Times Square	New York, NY	665
Tremont Hotel	Chicago, IL	135
Clarion Hotel	San Francisco, CA	251

Hotel	Location	Rooms

Cove Haven Resort	Scranton, PA	276
Pocono Palace Resort	Scranton, PA	189
Paradise Stream Resort	Scranton, PA	143
International Hotels:
St. Regis Grand Hotel, Rome	Rome, Italy	161
St. Regis Osaka	Tokyo, Japan	160
Grand Hotel	Florence, Italy	107
Hotel Gritti Palace	Venice, Italy	91
Park Tower	Buenos Aires, Argentina	180
Hotel Alfonso XIII	Seville, Spain	147
Hotel Imperial	Vienna, Austria	138
Hotel Bristol, Vienna	Vienna, Austria	140
Hotel Goldener Hirsch	Salzburg, Austria	69
Hotel Maria Cristina	San Sebastian, Spain	136
W Barcelona	Barcelona, Spain	473
The Westin Excelsior, Rome	Rome, Italy	316
The Westin Resort & Spa, Los Cabos	Los Cabos, Mexico	243
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico	280
The Westin Excelsior, Florence	Florence, Italy	171
The Westin Resort & Spa Cancun	Cancun, Mexico	379
The Westin Denarau Island Resort	Nadi, Fiji	273
The Westin Dublin Hotel	Dublin, Ireland	163
Sheraton Centre Toronto Hotel	Toronto, Canada	1,377
Sheraton On The Park	Sydney, Australia	557
Sheraton Rio Hotel & Resort	Rio de Janeiro, Brazil	559
Sheraton Diana Majestic Hotel	Milan, Italy	106
Sheraton Ambassador Hotel	Monterrey, Mexico	229
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Santa Maria de El Paular	Rascafria, Spain	44
Sheraton Fiji Resort	Nadi, Fiji	264
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	739
Sheraton Maria Isabel Hotel & Towers	Mexico City, Mexico	755
Sheraton Gateway Hotel in Toronto International Airport	Toronto, Canada	474
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Paris Airport Hotel & Conference Centre	Paris, France	252
The Park Lane Hotel, London	London, England	303

An indicator of the performance of our owned, leased and consolidated joint venture hotels is revenue per available room (“REVPAR”)(1), as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

The following table summarizes REVPAR, average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for our 54 owned, leased and consolidated joint venture hotels (excluding nine hotels sold or closed and eight hotels undergoing significant repositionings or without comparable results in 2010 and 2009) (“Same-Store Owned Hotels”) for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
	2010	2009	Variance

Worldwide (54 hotels with approximately 19,000 rooms)
REVPAR	$136.27	$122.57	11.2%
ADR	$196.62	$191.60	2.6%
Occupancy	69.3%	64.0%	5.3
North America (28 hotels with approximately 12,000 rooms)
REVPAR	$141.02	$126.41	11.6%
ADR	$192.97	$184.26	4.7%
Occupancy	73.1%	68.6%	4.5
International (26 hotels with approximately 7,000 rooms)
REVPAR	$129.05	$116.74	10.5%
ADR	$202.99	$205.04	(1.0)%
Occupancy	63.6%	56.9%	6.7

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

During the years ended December 31, 2010 and 2009, we invested approximately $184 million and $171 million, respectively, for capital expenditures at owned hotels. These capital expenditures include construction costs at W City Center in Chicago, IL, Westin Peachtree Plaza in Atlanta, GA, Westin Gaslamp in San Diego, CA, The Phoenician in Scottsdale, AZ, and the Manhattan Hotel at Times Square in New York, NY.

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels on a year-to-year basis for the years ended December 31, 2010 and 2009. Same-Store Systemwide Hotels represent results for the same store owned, leased, managed and franchised hotels.

	Year Ended
	December 31,
	2010	2009	Variance

Worldwide
REVPAR	$106.57	$97.45	9.4%
ADR	$160.00	$158.51	0.9%
Occupancy	66.6%	61.5%	5.1
North America
REVPAR	$99.81	$92.17	8.3%
ADR	$147.99	$147.29	0.5%
Occupancy	67.4%	62.6%	4.8
International
REVPAR	$115.90	$104.75	10.6%
ADR	$177.08	$174.68	1.4%
Occupancy	65.5%	60.0%	5.5

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

At December 31, 2010, we had 23 residential and vacation ownership resorts and sites in our portfolio with 17 actively selling VOIs and residences including one unconsolidated joint venture. During 2010 and 2009 we invested approximately $151 million and $145 million, respectively, for vacation ownership capital expenditures, including VOI construction at the Westin Desert Willow Villas in Palm Desert, CA, the Westin Lagunamar Ocean Resort in Cancun, as well as construction costs at the St. Regis Bal Harbour Resort in Miami Beach, FL.

Due to the global economic crisis and its impact on the long-term outlook for the timeshare industry, during the fourth quarter of 2009, we completed a comprehensive review of our vacation ownership projects. No new projects are being initiated and we have decided not to develop three vacation ownership sites and future phases of certain existing projects. As a result, inventories, fixed assets and land values at certain projects were determined to be impaired and were written down to their fair value, resulting in a primarily non-cash pre-tax impairment charge in 2009 of $255 million. Additionally, in connection with this review of the business, we made a decision to reduce the pricing of certain inventory at existing projects, resulting in a pre-tax charge of $17 million. As a result of these decisions and future plans for the vacation ownership business, we also recorded a $90 million non-cash charge for the impairment of goodwill associated with the vacation ownership reporting unit.

Item 3.	Legal Proceedings.

Incorporated by reference to the description of legal proceedings in Note 26. Commitments and Contingencies, in the consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Corporation Shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HOT”.

The following table sets forth the quarterly range of the high and low sale prices of the Corporation Shares for the fiscal periods indicated as reported on the NYSE Composite Tape:

	High	Low

2010
Fourth quarter	$62.72	$52.16
Third quarter	$54.25	$39.60
Second quarter	$56.65	$41.28
First quarter	$47.52	$33.15
2009
Fourth quarter	$37.55	$27.66
Third quarter	$34.78	$18.49
Second quarter	$26.68	$12.12
First quarter	$23.78	$8.99

Approximate Number of Equity Security Holders

As of February 11, 2011, there were approximately 14,000 holders of record of Corporation Shares.

Dividends

The following table sets forth the frequency and amount of dividends made by the Corporation to holders of Corporation Shares for the years ended December 31, 2010 and 2009:

Dividends
Declared

2010
Annual dividend	$0.30(a	)
2009
Annual dividend	$0.20(b	)

(a)	The Corporation declared a dividend in the fourth quarter of 2010 to shareholders of record on December 16, 2010, which was paid in December 2010.

(b)	The Corporation declared a dividend in the fourth quarter of 2009 to shareholders of record on December 31, 2009, which was paid in January 2010.

Conversion of Securities; Sale of Unregistered Securities

In 2006, we completed the redemption of the remaining 25,000 outstanding shares of Class B Exchangeable Preferred Shares of the Trust (“Class B EPS”) for approximately $1 million in cash. Also in 2006, in connection with the Host Transaction, we redeemed all of the Class A Exchangeable Preferred Shares of the Trust (“Class A EPS”) (approximately 562,000 shares) and Realty Partnership units (approximately 40,000 units) for approximately $34 million in cash. SLC Operating Limited Partnership units are convertible into Corporation Shares at the unit holder’s option, provided that we have the option to settle conversion requests in cash or Corporation Shares. In 2006, we redeemed approximately 926,000 SLC Operating Limited Partnership units for approximately $56 million in cash, and there were approximately 166,000 and 169,000 of these units outstanding at December 31, 2010 and 2009, respectively.

Issuer Purchases of Equity Securities

We did not repurchase any Corporation Shares during 2010.

STOCK RETURN PERFORMANCE AND CUMULATIVE TOTAL RETURN

Set forth below is a line graph comparing the cumulative total stockholder return on the Corporation Shares (and Shares until April 7, 2006) against the cumulative total return on the S&P 500 and the S&P 500 Hotel Index (the “S&P 500 Hotel”) for the five fiscal years beginning December 31, 2005 and ending December 31, 2010. The graph assumes that the value of the investments was 100 on December 31, 2005 and that all dividends and other distributions were reinvested. In addition, the Share prices for the periods prior to the Host Transaction on April 10, 2006 have been adjusted based on the value shareholders received for their Class B shares. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Starwood	100.00	122.72	88.22	37.67	77.38	129.24
S&P 500	100.00	115.78	122.14	76.96	97.33	112.01
S&P 500 Hotel	100.00	114.60	100.35	51.89	80.87	123.94

Item 6.	Selected Financial Data.

The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report and incorporated herein by reference.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share data)

Income Statement Data
Revenues	$5,071	$4,696	$5,754	$5,999	$5,840
Operating income	$600	$26	$610	$841	$824
Income (loss) from continuing operations(b)	$310	$(1)	$249	$532	$1,105
Diluted earnings per share from continuing operations	$1.63	$0.00	$1.34	$2.52	$4.96
Operating Data
Cash from operating activities	$764	$571	$646	$884	$500
Cash from (used for) investing activities	$(71)	$116	$(172)	$(215)	$1,402
Cash used for financing activities	$(26)	$(993)	$(243)	$(712)	$(2,635)
Aggregate cash distributions paid	$93	$165	$172	$90	$276
Cash distributions and dividends declared per Share	$0.30	$0.20	$0.90	$0.90	$0.84	(a)

(a)	In connection with the Host Transaction, in February and March 2006, the Trust declared distributions totaling $0.42 per Corporation Share. In December 2006, the Corporation declared a dividend of $0.42 per Corporation Share.

(b)	Amounts represent income from continuing operations attributable to Starwood Shares (i.e. excluding non-controlling interests).

	At December 31,
	2010	2009	2008	2007	2006
	(In millions)

Balance Sheet Data
Total assets	$9,776	$8,761	$9,703	$9,622	$9,280
Long-term debt, net of current maturities and including exchangeable units and Class B preferred shares	$3,215	$2,955	$3,502	$3,590	$1,827

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition.  Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) vacation ownership and residential revenues; (3) management and franchise revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. REVPAR is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

•	Vacation Ownership and Residential — We recognize revenue from VOI sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer demonstrating a sufficient level of initial and continuing investment, the period of cancellation with refund has expired and receivables are deemed collectible. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectability of the fees is reasonably assured.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton, Le Méridien and Luxury Collection brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

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

We charge our owned, managed and franchised hotels the cost of operating the SPG program, including the estimated cost of our future redemption obligation, based on a percentage of our SPG members’ qualified expenditures. The Company’s management and franchise agreements require that we be reimbursed for the costs of operating the SPG program, including marketing, promotions and communications and performing member services for the SPG members. As points are earned, the Company increases the SPG point liability for the amount of cash it receives from its managed and franchised hotels related to the future redemption obligation. For its owned hotels we record an expense for the amount of our future redemption obligation with the offset to the SPG point liability. When points are redeemed by the SPG members, the hotels recognize revenue and the SPG point liability is reduced.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability (see Note 18), as of December 31, 2010 and 2009 is $753 million and $689 million, respectively, of which $225 million and $244 million, respectively, is included in accrued expenses.

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

Loan Loss Reserves.  For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2010, the average estimated default rate for our pools of receivables was 10%.

The primary credit quality indicator used by us to calculate the loan loss reserve for the vacation ownership notes is the origination of the notes by brand (Sheraton, Westin, and Other) as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired. In addition to quantitatively calculating the loan loss reserve based on its static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year, and the Fair Isaac Corporation (“FICO”) scores of the buyers.

Given the significance of our respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to its loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. All delinquent loans are placed on nonaccrual status and we do not resume interest accrual until payment is made. Upon reaching 120 days outstanding, the loan is considered to be in default and we commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

For the hotel segment, we measure the impairment of a loan based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply the loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the years ended December 31, 2010, 2009 and 2008.

Business conditions in the global lodging industry were extremely difficult beginning in the middle of 2008 through late 2009, but have improved during 2010. These improvements have resulted from better than expected occupancy primarily related to our three main classes of customers: business, leisure and group travelers, and the stabilization of room rates. As corporate profits have continued to rise, our business from the business travelers, which accounts for the majority of our revenues, is leading the recovery. In addition, the supply side growth has been lower than recent years which has led us to achieve upper single digit to low double digit REVPAR growth in many of our leading markets. We are the largest operator of upper upscale and luxury hotels in the world and we are seeing luxury travel leading the increases in occupancy. Despite the improvement in revenues, we continue to enforce previously instituted rigorous policies to control costs.

As discussed in Note 2 of the financial statements, following the adoption of ASU Nos. 2009-16 and 2009-17 on January 1, 2010, our statement of income beginning with the year ended December 31, 2010 no longer reflects securitization income, but instead reports interest income, net charge-offs and certain other income associated with all securitized loan receivables, and interest expense associated with debt issued from the trusts to third-party investors in the same line items in our statement of income as debt. Additionally, we will no longer record initial gains or losses on new securitization activity since securitized vacation ownership notes receivable no longer receive sale accounting treatment. Finally, we no longer recognize gains or losses on the revaluation of the interest-only strip receivable as that asset is not recognized in a transaction accounted for as a secured borrowing.

Our statement of income for the year ended December 31, 2009 and our balance sheet as of December 31, 2009 have not been retrospectively adjusted to reflect the adoption of ASU Nos. 2009-16 and 2009-17. Therefore, current period results will not be comparable to prior period amounts, particularly with regards to:

•	Vacation ownership and residential sales and services

•	Interest expense

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Continuing Operations

			Increase /	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2010	2009	Year	Year

Owned, Leased and Consolidated Joint Venture Hotels	$1,704	$1,584	$120	7.6%
Management Fees, Franchise Fees and Other Income	712	658	54	8.2%
Vacation Ownership and Residential	538	523	15	2.9%
Other Revenues from Managed and Franchise Properties	2,117	1,931	186	9.6%

Total Revenues	$5,071	$4,696	$375	8.0%

The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to improved REVPAR (as discussed below) at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from eight wholly owned hotels sold or closed in 2010 and 2009. These sold or closed hotels had revenues of $18 million in the year ended December 31, 2010 compared to $98 million in the corresponding period of 2009. Revenues at our Same-Store Owned Hotels (54 hotels for the year ended December 31, 2010 and 2009, excluding the eight hotels sold or closed and eight additional hotels undergoing significant repositionings or without comparable results in 2010 and 2009) increased 8.2%, or $107 million, to $1.421 billion for the year ended December 31, 2010 when compared to $1.314 billion in the same period of 2009 due primarily to an increase in REVPAR.

REVPAR at our Same-Store Owned Hotels increased 11.2% to $136.27 for the year ended December 31, 2010 when compared to the corresponding 2009 period. The increase in REVPAR at these Same-Store Owned Hotels resulted from a 2.6% increase in ADR to $196.62 for the year ended December 31, 2010 compared to $191.60 for the corresponding 2009 period and an increase in occupancy rates to 69.3% in the year ended December 31, 2010 when compared to 64.0% in the same period in 2009. REVPAR at Same-Store Owned Hotels in North America increased 11.6% for the year ended December 31, 2010 when compared to the same period of 2009. REVPAR growth was particularly strong at our owned hotels in New York, New York, Chicago, Illinois, Toronto, Canada and New Orleans, Louisiana. REVPAR at our international Same-Store Owned Hotels increased by 10.5% for the year ended December 31, 2010 when compared to the same period of 2009. REVPAR for Same-Store Owned Hotels internationally increased 11.6% excluding the unfavorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income was primarily a result of a $59 million or 9.4% increase in management and franchise revenue to $689 million for the year ended December 31, 2010 compared to $630 million in the corresponding period in 2009. Management fees increased $53 million or 14.9% and franchise fees increased $23 million or 16.7% compared to the year ended December 31, 2009. These increases were due to growth in REVPAR at existing hotels as well as the net addition of 27 managed and 65 franchised hotels to our system since the beginning of 2009.

Total vacation ownership and residential sales and services revenue increased 2.9% to $538 million compared to $523 million in 2009 primarily driven by the impact of ASU 2009-17. Originated contract sales of VOI inventory decreased 3.1% for the year ended December 31, 2010 when compared to the same period in 2009. This decline was primarily driven by lower tour flow which was down 6.8% for the year ended December 31, 2010 when compared to the same period in 2009. The decline in tour flow was a result of the economic climate and resulting closure of fractional sales centers in the latter part of 2009. Additionally, the average contract amount per vacation ownership unit sold decreased 6.0% to approximately $15,000, driven by price reductions and inventory mix. Residential revenue increased approximately $6 million in the year ended December 31, 2010 primarily due to the recognition of $4 million of marketing and license fees associated with a new hotel and residential project in Guangzhou, China which opened in 2010.

Other revenues from managed and franchised properties increased primarily due to an increase in payroll costs commensurate with increased occupancy at our existing managed hotels and payroll costs for the new hotels entering the system. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2010	2009	Year	Year

Selling, General, Administrative and Other	$344	$314	$30	9.6%

The increase in selling, general, administrative and other expenses for the year ended December 31, 2010 was primarily a result of higher incentive based compensation in the current year when compared to the prior year. This increase was partially offset by the reimbursement of previously expensed legal costs in connection with the favorable settlement of a lawsuit and an $8 million reversal of a guarantee liability which was favorably settled during the period (see Note 26).

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2010	2009	Year	Year

Restructuring, Goodwill Impairment and Other Special Charges (Credits), Net	$(75)	$379	$454	n/m

During the year ended December 31, 2010, we received cash proceeds of $75 million in connection with the favorable settlement of a lawsuit. We recorded this settlement, net of the reimbursement of legal costs incurred in connection with the litigation, as a credit to restructuring, goodwill impairment, and other special (credits) charges.

Additionally, we recorded an $8 million credit related to the reversal of a reserve associated with an acquisition in 1998 as the liability is no longer deemed necessary.

During the year ended December 31, 2009, we completed a comprehensive review of our vacation ownership business. We decided not to develop certain vacation ownership sites and future phases of certain existing projects. As a result of these decisions, we recorded a primarily non-cash impairment charge of $255 million in the restructuring, goodwill impairment and other special charges (credits) line item. Additionally, we recorded a $90 million non-cash charge for the impairment of goodwill in the vacation ownership reporting unit.

Additionally, throughout 2009, we recorded restructuring and other special charges of $34 million related to our ongoing initiative of rationalizing our cost structure. These charges related to severance charges and costs to close vacation ownership sales galleries.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2010	2009	Year	Year

Depreciation and Amortization	$285	$309	$(24)	7.8%

The decrease in depreciation expense for the year ended December 31, 2010, when compared to the same period of 2009, was due to reduced depreciation expense from sold hotels offset by additional capital expenditures made in the last twelve months.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2010	2009	Year	Year

Operating Income	$600	$26	$574	n/m

The increase in operating income for the year ended December 31, 2010, when compared to the same period of 2009, is primarily related to the restructuring, goodwill impairments and other special charges (credits) favorable benefit of $75 million in 2010 compared to a charge of $379 million in 2009 (see earlier discussion). Additionally, the increase in operating income was favorably impacted by improved operating results in primarily all of our revenue streams, as discussed earlier.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2010	2009	Year	Year

Equity Earnings (Losses) and Gains and Losses from Unconsolidated Ventures, Net	$10	$(4)	$14	n/m

The increase in equity earnings and gains and losses from unconsolidated joint ventures for the year ended December 31, 2010, when compared to the same period of 2009, was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests. The increase also relates to a charge of approximately $4 million, in 2009, related to an unfavorable mark-to-market adjustment on a US dollar denominated loan in an unconsolidated venture in Mexico.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2010	2009	Year	Year

Net Interest Expense	$236	$227	$9	4.0%

The increase in net interest expense was primarily due to interest of $27 million on securitized debt related to the adoption of ASU No. 2009-17, partially offset by certain early debt extinguishment costs of $21 million that were incurred in 2009. Our weighted average interest rate was 6.86% at December 31, 2010 as compared to 6.73% at December 31, 2009.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2010	2009	Year	Year

Loss on Asset Dispositions and Impairments, Net	$(39)	$(91)	$52	n/m

During the year ended December 31, 2010, we recorded a net loss on dispositions of approximately $39 million, primarily related to a $53 million loss on the sale of one wholly-owned hotel (see Note 5) as well as a $4 million impairment of fixed assets that are being retired in connection with a significant renovation of a wholly-owned hotel, and a $2 million impairment on one hotel whose carrying value exceeded its fair value. These charges were partially offset by a gain of $14 million from insurance proceeds received for a claim at a wholly-owned hotel that suffered damage from a storm in 2008, a $5 million gain as a result of an acquisition of a controlling interest in a joint venture in which we previously held a non-controlling interest (see Note 4) and a $4 million gain from the sale of non-hotel assets.

During the year ended December 31, 2009, we recorded a net loss on dispositions of approximately $91 million, primarily related to $41 million of impairment charges on six hotels whose carrying values exceeded their fair values, a $22 million impairment of our retained interests in vacation ownership mortgage receivables, a $13 million impairment of an investment in a hotel management contract that has been cancelled, a $5 million impairment of certain technology-related fixed assets and a $4 million loss on the sale of a wholly-owned hotel.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2010	2009	Year	Year

Income Tax (Benefit) Expense	$27	$(293)	$320	n/m

The $320 million increase in income tax expense primarily relates to 2009 items that did not recur in 2010, including a $120 million deferred tax benefit for an Italian tax incentive program in which the tax basis of land and building for the hotels we own in Italy was stepped up to fair value in exchange for paying a current tax of $9 million, a $51 million tax benefit related to previously unrecognized foreign tax credits for prior tax years and a $10 million benefit to reverse the deferred interest accrual associated with the deferral of taxable income. The remaining increase is primarily due to higher pretax income in 2010, partially offset by a benefit of $42 million related to an IRS audit.

Discontinued Operations, Net of Tax

During the year ended December 31, 2010, we recorded a gain of $134 million related to the final settlement with the IRS regarding the World Directories disposition and a gain of approximately $36 million related to the sale of one wholly-owned hotel. The tax benefit was related to the realization of a high tax basis in this hotel that was generated through a previous transaction.

During the year ended December 31, 2009, we sold our Bliss spa business and other non-core assets for cash proceeds of $227 million. Revenues and expenses from the Bliss spa business, together with revenues and expenses from one hotel that was sold in 2010, were reported in discontinued operations resulting in a loss of $2 million, net of tax. In addition, the net gain on the assets sold in 2009 and the one hotel held for sale at December 31, 2009 has been recorded in discontinued operations resulting in income of $76 million, net of tax.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Continuing Operations

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Owned, Leased and Consolidated Joint Venture Hotels	$1,584	$2,212	$(628)	(28.4)%
Management Fees, Franchise Fees and Other Income	658	751	(93)	(12.4)%
Vacation Ownership and Residential	523	749	(226)	(30.2)%
Other Revenues from Managed and Franchise Properties	1,931	2,042	(111)	(5.4)%

Total Revenues	$4,696	$5,754	$(1,058)	(18.4)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to the economic crisis in the United States and internationally. The decrease was also due to lost revenues from 15 wholly owned hotels sold or closed in 2009 and 2008. These sold or closed hotels had revenues of $68 million in the year ended December 31, 2009 compared to $248 million in the corresponding period of 2008. Revenues at our Same-Store Owned Hotels (53 hotels for the year ended December 31, 2009 and 2008, excluding the 15 hotels sold or closed and 10 additional hotels undergoing significant repositionings or without comparable results in 2009 and 2008) decreased 24.0%, or $437 million, to $1.386 billion for the year ended December 31, 2009 when compared to $1.823 billion in the same period of 2008 due primarily to a decrease in REVPAR.

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

The decrease in selling, general, administrative and other expenses was primarily a result of our focus on reducing our cost structure in the current economic climate. Beginning in the middle of 2008, we began an activity value analysis project to review our cost structure across a majority of our corporate departments and divisional headquarters. (See Note 14 for a summary of charges associated with this initiative.) A majority of the cost containment initiatives were completed and implemented in late 2008 and early 2009 and are now being realized. Costs and expenses related to our former Bliss spa business were reclassified to discontinued operations for both periods presented as a result of its sale at the end of 2009.

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Restructuring, Goodwill Impairment and Other Special Charges, Net	$379	$141	$238	n/m

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

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Operating Income	$26	$610	$(584)	n/m

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

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Equity (Losses) Earnings and Gains and Losses from Unconsolidated Ventures, Net	$(4)	$16	$(20)	n/m

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

During 2008, we recorded a net loss of $98 million primarily related to $64 million of impairment charges on five hotels, a $22 million impairment of our investment in vacation ownership notes receivable that we have previously securitized, and an $11 million write-off of our investment in a joint venture in which we hold minority interest (see Note 5).

			Increase/	Percentage
	Year Ended	Year Ended	(Decrease)	Change
	December 31,	December 31,	from Prior	from Prior
	2009	2008	Year	Year

Income Tax (Benefit) Expense	$(293)	$72	$(365)	n/m

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

Discontinued Operations, Net of Tax

During 2009, we sold our Bliss spa business and other non-core assets for cash proceeds of $227 million. Revenues and expenses from the Bliss spa business, together with revenues and expenses from two hotels which were sold in 2010, were reported in discontinued operations resulting in a loss of $2 million, net of tax. In addition, the net gain on the assets sold in 2009 and the one hotel held for sale at December 31, 2009 has been recorded in discontinued operations resulting in income of $76 million, net of tax.

For the year ended December 31, 2008, the gain on dispositions includes a $124 million gain ($129 million pretax) on the sale of three properties which were sold unencumbered by management or franchise contracts. The tax impact on this transaction was minimized due to the utilization of capital loss carryforwards. Additionally, in 2009, $5 million was reclassified to discontinued operations (in the 2008 results) relating to one hotel that was in the process of being sold at the end of 2009. Discontinued operations for the year ended December 31, 2008 also includes a $49 million tax charge as a result of a 2008 administrative tax ruling for an unrelated taxpayer, that impacts the tax liability associated with the disposition of one of our businesses several years ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and sales of VOIs and residential units. Other sources of cash are distributions from joint ventures, servicing financial assets and interest income. These are the principal sources of cash used to fund our operating expenses, interest payments on debt, capital expenditures, dividend payments and property and income taxes. We believe that our existing borrowing availability together with capacity for additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividends and any share repurchase program we may initiate in the foreseeable future.

The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our sources of cash.

Our day-to-day operations are financed through net working capital, a practice that is common in our industry. The ratio of our current assets to current liabilities was 1.07 and 0.74 as of December 31, 2010 and 2009, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.

State and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of units under construction are held in escrow during the period prior to obtaining a certificate of occupancy. These payments and the deposits collected from sales during the rescission period are the primary components of our restricted cash balances in our consolidated balance sheets. At December 31, 2010 and 2009, we had short-term restricted cash balances of $53 million and $47 million, respectively.

During 2010, we completed a series of disposition, financing and other transactions that resulted in proceeds of approximately $650 million as outlined below:

•	We securitized vacation ownership receivables resulting in proceeds of approximately $180 million.

•	We sold assets that resulted in cash proceeds of approximately $150 million.

•	We received a tax refund from the IRS of $245 million (see Note 15).

•	We received proceeds of $75 million as a result of the favorable settlement of a lawsuit.

Cash From Investing Activities

Gross capital spending during the full year ended December 31, 2010 was as follows (in millions):

Maintenance Capital Expenditures(1):
Owned, Leased and Consolidated Joint Venture Hotels	$106
Corporate and information technology	42

Subtotal	148

Vacation Ownership and Residential Capital Expenditures(2):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	(34)
Capital expenditures for inventory — St. Regis Bal Harbour	146

Subtotal	112
Development Capital	117

Total Capital Expenditures	$377

(1)	Maintenance capital expenditures include improvements, renewals and extraordinary repairs that extend the useful life of the asset.

(2)	Represents gross inventory capital expenditures of $168 less cost of sales of $56.

Gross capital spending during the year ended December 31, 2010 included approximately $148 million of maintenance capital, and $117 million of development capital. Investment spending on gross vacation ownership interest and residential inventory was $168 million, primarily in Bal Harbour, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to stay competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2011 (excluding vacation ownership and residential inventory) will be approximately $300 million for maintenance, renovations, and technology capital. In addition, for the full year 2011, we currently expect to spend approximately $150 million for investment projects.

During the year ended December 31, 2010, we made a $23 million investment into an unconsolidated joint venture. Our partner in the joint venture contributed an equal amount and the funds were used to pay off a third-party mortgage. Our interest in this unconsolidated joint venture was subsequently sold, and we received cash proceeds of approximately $42 million. Additionally, we will continue to manage the hotel, formerly owned by the joint venture, under a long-term management contract.

During the year ended December 31, 2010, we paid approximately $23 million to acquire a controlling interest in a joint venture in which we had previously held a non-controlling interest (see Note 4).

In order to secure management or franchise agreements, we have made loans to third-party owners, made minority investments in joint ventures and provided certain guarantees and indemnifications. See Note 26 of the consolidated financial statements for discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures.

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

Since 2006, we have sold 62 hotels realizing proceeds of approximately $5.3 billion in numerous transactions (see Note 5 of the consolidated financial statements). There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

The 2010 asset sales resulted in gross cash proceeds from investing activities of approximately $150 million and are discussed in our general liquidity discussion under cash used for financing activities.

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of December 31, 2010:

	Amount
	Outstanding at	Interest Rate at
	December 31,	December 31,	Average
	2010(a)	2010	Maturity
	(Dollars in millions)		(In years)

Floating Rate Debt
Revolving Credit Facilities	$—	—	2.8
Mortgages and Other	41	5.99%	2.3
Interest Rate Swaps	500	4.83%

Total/Average	$541	4.92%	2.3

Fixed Rate Debt
Senior Notes	$2,698	7.26%	4.1
Mortgages and Other	118	7.56%	7.2
Interest Rate Swaps	(500)	7.06%

Total/Average	$2,316	7.31%	4.2

Total Debt
Total Debt and Average Terms	$2,857	6.86%	4.2

(a)	Excludes approximately $434 million of our share of unconsolidated joint venture debt and securitized vacation ownership debt of $494 million, all of which is non-recourse.

For specifics related to our financing transactions, issuances, and terms entered into for the years ended December 31, 2010 and 2009, see Note 16 of the consolidated financial statements. We have evaluated the commitments of each of the lenders in our Revolving Credit Facilities (the “Facilities”). In addition, we have reviewed our debt covenants and do not anticipate any issues regarding the availability of funds under the Facilities.

On April 20, 2010, we executed a new $1.5 billion Senior Credit Facility (“New Facility”). The New Facility matures on November 15, 2013 and replaces the former $1.875 billion Revolving Credit Agreement, which would have matured on February 11, 2011.

Due to the adoption of ASU Nos.  2009-16 and 2009-17, as discussed in Notes 2, 10, and 11, our 2010 cash flows from financing activities include the borrowings and repayments of securitized vacation ownership debt.

During 2010, as previously described in Cash from Operating Activities, we completed a series of disposition, financing and other transactions that resulted in proceeds of approximately $650 million. As a result of these transactions and cash flow from operations, net debt was reduced to $2.060 billion compared to net debt of $2.819 billion as of December 31, 2009. Our gross debt at December 31, 2010 was $2.857 billion, excluding debt associated with securitized vacation ownership notes receivable. Additionally, we had cash and cash equivalents of $797 million (including $44 million of restricted cash) at December 31, 2010. As discussed earlier, we adopted

ASU Nos. 2009-16 and 2009-17 on January 1, 2010 and, as a result, at December 31, 2010 we had $494 million of non-recourse debt and $19 million of restricted cash associated with securitized vacation ownership receivables. Including this debt and restricted cash associated with securitized vacation ownership receivables, our net debt was $2.535 billion at December 31, 2010.

Our Facilities are used to fund general corporate cash needs. As of December 31, 2010, we have availability of over $1.4 billion under the Facilities. We have reviewed the financial covenants associated with our Facilities, the most restrictive being the leverage ratio. As of December 31, 2010, we were in compliance with this covenant and expect to remain in compliance through the end of 2011. We have the ability to manage the business in order to reduce our leverage ratio by reducing operating costs, selling, general and administrative costs and postponing discretionary capital expenditures. However, there can be no assurance that we will stay below the required leverage ratio if the current economic climate deteriorates.

Based upon the current level of operations, management believes that our cash flow from operations and asset sales, together with our significant cash balances (approximately $816 million at December 31, 2010, including $63 million of short-term and long-term restricted cash), available borrowings under the Facilities and other bank credit facilities (approximately $1.4 billion at December 31, 2010), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following contractual obligations (1) outstanding as of December 31, 2010 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Debt(2)	$2,855	$9	$1,210	$951	$685
Interest payable	890	208	322	204	156
Capital lease obligations(3)	2	—	—	—	2
Operating lease obligations(4)	1,345	96	161	149	939
Unconditional purchase obligations(5)	225	69	124	28	4
Other long-term obligations	3	2	1	—	—

Total contractual obligations	$5,320	$384	$1,818	$1,332	$1,786

(1)	The table below excludes unrecognized tax benefits that would require cash outlays for $341 million, the timing of which is uncertain. Refer to Note 15 of the consolidated financial statements for additional discussion on this matter. In addition, the table excludes amounts related to the construction of our St. Regis Bal Harbour project that has a total project cost of $750 million, of which $532 million has been paid through December 31, 2010.

(2)	Excludes securitized debt of $494 million, all of which is non-recourse.

(3)	Excludes sublease income of $2 million.

(4)	Excludes sublease income of $13 million.

(5)	Included in these balances are commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2010 (in millions):

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$159	$144	$12	$—	$3

A dividend of $0.30 per share was paid in December 2010 to shareholders of record as of December 16, 2010.

A dividend of $0.20 per share was paid in January 2010 to shareholders of record as of December 31, 2009.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include letters of credit of $159 million, unconditional purchase obligations of $225 million and surety bonds of $23 million. These items are more fully discussed earlier in this section and in the Notes to Financial Statements and Item 8 of Part II of this report.

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

At December 31, 2010, we were party to the following derivative instruments:

•	Forward contracts to hedge forecasted transactions for management and franchise fee revenues earned in foreign currencies. The aggregate dollar equivalent of the notional amounts was approximately $37 million, and they expire in 2011.

•	Forward foreign exchange contracts to manage the foreign currency exposure related to certain intercompany loans not deemed to be permanently invested. The aggregate dollar equivalent of the notional amounts of the forward contracts was approximately $759 million and they expire in 2011.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio and other financial instruments as of December 31, 2010 (in millions, excluding average exchange rates):

								Total Fair
	Expected Maturity or Transaction Date						Total at	Value at
	At December 31,						December 31,	December 31,
	2011	2012	2013	2014	2015	Thereafter	2010	2010

Liabilities
Fixed rate	$8	$415	$306	$444	$456	$687	$2,316	$2,588
Average interest rate							7.31%
Floating rate	$1	$238	$251	$50	$1	$—	$541	$541
Average interest rate							4.92%
Forward Foreign Exchange Hedge Contracts:
Fixed (EUR) to Fixed (USD)	$31	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							1.33
Fixed (JPY) to Fixed (USD)	$6	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.01
Forward Foreign Exchange Contracts:
Fixed (EUR) to Fixed (USD)	$110	$—	$—	$—	$—	$—	$1	$1
Average Exchange rate							1.33
Fixed (CLP) to Fixed (USD)	$52	$—	$—	$—	$—	$—	$(1)	$(1)
Average Exchange rate							.00
Fixed (THB) to Fixed (USD)	$13	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.03
Fixed (JPY) to Fixed (USD)	$60	$—	$—	$—	$—	$—	$(1)	$(1)
Average Exchange rate							.01
Fixed (CAD) to Fixed (USD)	$358	$—	$—	$—	$—	$—	$(5)	$(5)
Average Exchange rate							1.00
Fixed (AUD) to Fixed (USD)	$29	$—	$—	$—	$—	$—	$(1)	$(1)
Average Exchange rate							.99
Fixed (AUD) to Fixed (EUR)	$63	$—	$—	$—	$—	$—	$(1)	$(1)
Fixed (GBP) to Fixed (EUR)	$56	$—	$—	$—	$—	$—	$(1)	$(1)
Fixed (JPY) to Fixed (THB)	$18	$—	$—	$—	$—	$—	$—	$—

Item 8.	Financial Statements and Supplementary Data.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited Starwood Hotels & Resorts Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009; and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2010 of the Company and our report dated February 17, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 17, 2011

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, those controls.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and corporate governance is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2011 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

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

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1-2.	The financial statements and financial statement schedule listed in the Index to Financial Statements and Schedule following the signature pages hereof.

3. Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Company, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 1994). (The SEC file number of all filings made by the Company pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein is 1-7959).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Company and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Master Agreement and Plan of Merger, dated as of November 14, 2005, among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership (the “Merger Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2005).
2.4	Amendment Agreement, dated as of March 24, 2006, to the Merger Agreement (incorporated by reference to Exhibit 2.1 of the Joint Current Report on Form 8-K filed with the SEC on March 29, 2006).
3.1	Articles of Amendment and Restatement of the Company, as of May 30, 2007 (incorporated by reference to Appendix A to the Company’s 2007 Notice of Annual Meeting and Proxy Statement).
3.2	Amended and Restated Bylaws of the Company, as amended and restated through April 10, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2006 (the “April 13 Form 8-K”).
3.3	Amendment to Amended and Restated Bylaws of the Company, dated as of March 13, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2008).
4.1	Termination Agreement dated as of April 7, 2006 between the Company and the Trust (incorporated by reference to Exhibit 4.1 of the April 13 Form 8-K).
4.2	Amended and Restated Rights Agreement, dated as of April 7, 2006, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Amended and Restated Articles Supplementary of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.2 of the April 13 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed with the SEC on November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 1999).
4.5	Second Indenture Supplement, dated as of April 9, 2006, among the Company, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the April 13 Form 8-K).
4.6	Indenture, dated as of April 19, 2002, among the Company, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed with the SEC on November 19, 2002).
4.7	Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2007 (the “September 17 Form 8-K”)).
4.8	Supplemental Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the September 17 Form 8-K).

Exhibit
Number	Description of Exhibit

4.9	Supplemental Indenture No. 2, dated as of May 23, 2008, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2008).
4.10	Supplemental Indenture No. 3, dated as of May 7, 2009, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009).
4.11	Supplemental Indenture No. 4, dated as of November 20, 2009, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2009).
The registrant hereby agrees to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the registrant and its consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Company and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended December 31, 1998).
10.2	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.3	Credit Agreement, dated as of April 20, 2010, among the Company, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2010).
10.4	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).*
10.5	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).*
10.6	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1). *
10.7	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K).*
10.8	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K).*
10.9	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Company’s 2002 Proxy Statement).*
10.10	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1).*
10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).*
10.12	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K).*
10.13	2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008 (“2004 LTIP”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (the “January 2009 8-K”)).*
10.14	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 Form 10-Q2).*
10.15	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K).*

Exhibit
Number	Description of Exhibit

10.16	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 13, 2006 (the February 2006 Form 8-K”)).*
10.17	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K).*
10.18	Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the 2006 Form 10-Q2”)).*
10.19	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2).*
10.20	Annual Incentive Plan for Certain Executives, amended and restated as of December 2008 (incorporated by reference to Exhibit 10.2 to the January 2009 8-K).*
10.21	Starwood Hotels & Resorts Worldwide, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 22, 2008 (incorporate by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).*
10.22	Form of Indemnification Agreement between the Company and each of its Directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2009).*
10.23	Employment Agreement, dated as of November 13, 2003, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K).*
10.24	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2007 (the “August 17 Form 8-K”)).*
10.25	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”).*
10.26	Employment Agreement, dated as of November 13, 2003, between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”)).*
10.27	Letter Agreement, dated July 22, 2004 between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K).*
10.28	Letter Agreement, dated August 14, 2007, between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.1 to the August 17 Form 8-K).*
10.29	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.43 to the 2008 Form 10-K).*
10.30	Employment Agreement, dated as of August 2, 2007, between the Company and Bruce W. Duncan (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2007).*
10.31	Form of Restricted Stock Unit Agreement between the Company and Bruce W. Duncan pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).*
10.32	Amended and Restated Employment Agreement, dated as of December 30, 2008, between the Company and Frits van Paasschen (incorporated by reference to Exhibit 10.52 to the 2008 Form 10-K).*
10.33	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (the “2007 Form 10-Q3”)).*
10.34	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.6 to the 2007 Form 10-Q3).*
10.35	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.7 to the 2007 Form 10-Q3). *

Exhibit
Number	Description of Exhibit

10.57	Form of Severance Agreement between the Company and each of Messrs. Siegel and Prabhu (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K).*
12.1	Calculation of Ratio of Earnings to Total Fixed Charges.+
21.1	List of our Subsidiaries.+
23.1	Consent of Ernst & Young LLP.+
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.+
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.+
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.+
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.+

+	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Chief Executive Officer and Director

Date: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frits van Paasschen Frits van Paasschen	Chief Executive Officer and Director	February 17, 2011

/s/ Bruce W. Duncan Bruce W. Duncan	Chairman and Director	February 17, 2011

/s/ Vasant M. Prabhu Vasant M. Prabhu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2011

/s/ Alan M. Schnaid Alan M. Schnaid	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 17, 2011

/s/ Adam M. Aron Adam M. Aron	Director	February 17, 2011

/s/ Charlene Barshefsky Charlene Barshefsky	Director	February 17, 2011

/s/ Thomas E. Clarke Thomas E. Clarke	Director	February 17, 2011

/s/ Clayton C. Daley, Jr. Clayton C. Daley, Jr.	Director	February 17, 2011

/s/ Lizanne Galbreath Lizanne Galbreath	Director	February 17, 2011

/s/ Eric Hippeau Eric Hippeau	Director	February 17, 2011

Signature	Title	Date

/s/ Stephen R. Quazzo Stephen R. Quazzo	Director	February 17, 2011

/s/ Thomas O. Ryder Thomas O. Ryder	Director	February 17, 2011

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	February 17, 2011

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (formerly Statement of Financial Accounting Standards (“SFAS”) No. 166), and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (formerly SFAS No. 167) on January 1, 2010. The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (codified in FASB Accounting Standards Codification Topic 810, Consolidations) on January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 17, 2011

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In millions, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$753	$87
Restricted cash	53	47
Accounts receivable, net of allowance for doubtful accounts of $45 and $54	513	445
Inventories	802	783
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $10 and $0	59	—
Prepaid expenses and other	126	127

Total current assets	2,306	1,489
Investments	312	368
Plant, property and equipment, net	3,323	3,350
Assets held for sale	—	71
Goodwill and intangible assets, net	2,067	2,063
Deferred tax assets	979	982
Other assets	381	438
Securitized vacation ownership notes receivable, net	408	—

	$9,776	$8,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$9	$5
Accounts payable	138	139
Current maturities of long-term securitized vacation ownership debt	127	—
Accrued expenses	1,104	1,212
Accrued salaries, wages and benefits	410	303
Accrued taxes and other	373	368

Total current liabilities	2,161	2,027
Long-term debt	2,848	2,955
Long-term securitized vacation ownership debt	367	—
Deferred income taxes	28	31
Other liabilities	1,886	1,903

	7,290	6,916

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 192,970,437 and 186,785,068 shares at December 31, 2010 and 2009, respectively	2	2
Additional paid-in capital	805	552
Accumulated other comprehensive loss	(283)	(283)
Retained earnings	1,947	1,553

Total Starwood stockholders’ equity	2,471	1,824
Noncontrolling interest	15	21

Total equity	2,486	1,845

	$9,776	$8,761

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In millions, except per share data)

Revenues
Owned, leased and consolidated joint venture hotels	$1,704	$1,584	$2,212
Vacation ownership and residential sales and services	538	523	749
Management fees, franchise fees and other income	712	658	751
Other revenues from managed and franchised properties	2,117	1,931	2,042

	5,071	4,696	5,754
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,395	1,315	1,688
Vacation ownership and residential	405	422	583
Selling, general, administrative and other	344	314	377
Restructuring, goodwill impairment and other special charges (credits), net	(75)	379	141
Depreciation	252	274	281
Amortization	33	35	32
Other expenses from managed and franchised properties	2,117	1,931	2,042

	4,471	4,670	5,144
Operating income	600	26	610
Equity earnings (losses) and gains and losses from unconsolidated ventures, net	10	(4)	16
Interest expense, net of interest income of $2, $3 and $3	(236)	(227)	(207)
Gain (loss) on asset dispositions and impairments, net	(39)	(91)	(98)

Income (loss) from continuing operations before taxes and noncontrolling interests	335	(296)	321
Income tax benefit (expense)	(27)	293	(72)

Income (loss) from continuing operations	308	(3)	249
Discontinued operations:
Income (loss) from operations, net of tax (benefit) expense of $0, $(2) and $4	(1)	(2)	5
Gain (loss) on dispositions, net of tax (benefit) expense of $(166), $(35) and $54	168	76	75

Net income	475	71	329
Net (income) loss attributable to noncontrolling interests	2	2	—

Net income attributable to Starwood	$477	$73	$329

Earnings (Losses) Per Share — Basic
Continuing operations	$1.70	$0.00	$1.37
Discontinued operations	0.91	0.41	0.44

Net income	$2.61	$0.41	$1.81

Earnings (Losses) Per Share — Diluted
Continuing operations	$1.63	$0.00	$1.34
Discontinued operations	0.88	0.41	0.43

Net income	$2.51	$0.41	$1.77

Amounts attributable to Starwood’s Common Shareholders
Income (loss) from continuing operations	$310	$(1)	$249
Discontinued operations	167	74	80

Net income	$477	$73	$329

Weighted average number of shares	183	180	181

Weighted average number of shares assuming dilution	190	180	185

Dividends declared per share	$0.30	$0.20	$0.90

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Net income	$475	$71	$329
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4	86	(190)
Less: Recognition of accumulated foreign currency translation adjustments on sold hotels	—	(13)	—
Defined benefit pension and postretirement benefit plans net gains (losses) arising during the year	(4)	10	(61)
Net curtailment and settlement gains	—	23	1
Amortization of actuarial gains and losses included in net periodic pension cost	1	5	2
Change in fair value of derivatives	(1)	—	4
Reclassification adjustments for losses (gains) included in net income	1	(6)	2
Change in fair value of investments	(1)	3	(1)
Reclassification for gains and amortization included in net income	—	—	(1)

	—	108	(244)
Comprehensive income	475	179	85
Comprehensive (income) loss attributable to noncontrolling interests	2	2	—
Foreign currency translation adjustments attributable to noncontrolling interests	(1)	1	—

Comprehensive income (loss) attributable to Starwood	$476	$182	$85

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Equity Attributable to Starwood Stockholders
				Accumulated
				Other		Equity
			Additional	Comprehensive		Attributable to
	Shares		Paid-in	(Loss)	Retained	Noncontrolling
	Shares	Amount	Capital(1)	Income(2)	Earnings	Interests	Total
	(In millions)

Balance at December 31, 2007	191	$2	$868	$(147)	$1,353	$26	$2,102
Net income (loss)	—	—	—	—	329	—	329
Stock option and restricted stock award transactions, net	6	—	212	—	—	—	212
ESPP stock issuances	—	—	6	—	—	—	6
Share repurchases	(14)	—	(593)	—	—	—	(593)
Other	—	—	—	—	—	(2)	(2)
Other comprehensive income (loss)	—	—	—	(244)	—	—	(244)
Dividends declared	—	—	—	—	(165)	(1)	(166)

Balance at December 31, 2008	183	2	493	(391)	1,517	23	1,644
Net income (loss)	—	—	—	—	73	(2)	71
Stock option and restricted stock award transactions, net	4	—	54	—	—	—	54
ESPP stock issuances	—	—	5	—	—	—	5
Other comprehensive income (loss)	—	—	—	108	—	1	109
Dividends declared	—	—	—	—	(37)	(1)	(38)

Balance at December 31, 2009	187	2	552	(283)	1,553	21	1,845
Net income (loss)	—	—	—	—	477	(2)	475
Stock option and restricted stock award transactions, net	6	—	248	—	—	—	248
ESPP stock issuances	—	—	5	—	—	—	5
Impact of adoption of ASU No. 2009-17	—	—	—	—	(26)	—	(26)
Other comprehensive income (loss)	—	—	—	—	—	(1)	(1)
Dividends declared	—	—	—	—	(57)	(3)	(60)

Balance at December 31, 2010	193	$2	$805	$(283)	$1,947	$15	$2,486

(1)	Stock option and restricted stock award transactions are net of a tax (expense) benefit of $28 million, ($18) million and $33 million in 2010, 2009, and 2008 respectively.

(2)	As of December 31, 2010, this balance is comprised of $227 million of cumulative translation adjustments and $56 million of cumulative pension adjustments.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Operating Activities
Net income	$475	$71	$329
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(168)	(76)	(75)
Depreciation and amortization	—	8	10
Other adjustments relating to discontinued operations	—	—	—
Stock-based compensation expense	72	53	68
Excess stock-based compensation tax benefit (expense)	(20)	—	(16)
Depreciation and amortization	285	309	313
Amortization of deferred loan costs	13	10	5
Non-cash portion of restructuring, goodwill impairment and other special charges (credits), net	(7)	332	74
Non-cash foreign currency (gains) losses, net	(39)	(6)	(5)
Amortization of deferred gains	(81)	(82)	(83)
Provision for doubtful accounts	55	72	64
Distributions in excess (deficit) of equity earnings	3	30	21
Gain on sale of VOI notes receivable	—	(24)	(4)
Loss (gain) on asset dispositions and impairments, net	39	91	98
Non-cash portion of income tax expense (benefit)	16	(260)	24
Changes in working capital:
Restricted cash	9	46	102
Accounts receivable	(22)	63	34
Inventories	(110)	(98)	(280)
Prepaid expenses and other	1	10	2
Accounts payable and accrued expenses	13	(44)	85
Accrued income taxes	200	(50)	(22)
Securitized VOI notes receivable activity, net	(29)	—	—
VOI notes receivable activity, net	1	167	(150)
Other, net	58	(51)	52

Cash (used for) from operating activities	764	571	646

Investing Activities
Purchases of plant, property and equipment	(227)	(196)	(476)
Proceeds from asset sales, net	148	310	320
Issuance of notes receivable	(1)	(4)	(1)
Collection of notes receivable, net	2	2	5
Acquisitions, net of acquired cash	(18)	—	—
Purchases of investments	(32)	(5)	(38)
Proceeds from investments	49	35	39
Other, net	8	(26)	(21)

Cash (used for) from investing activities	(71)	116	(172)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	(114)	(102)	(570)
Long-term debt issued	3	726	986
Long-term debt repaid	(9)	(1,681)	(4)
Long-term securitized debt issued	280	—	—
Long-term securitized debt repaid	(224)	—	—
Dividends paid	(93)	(165)	(172)
Proceeds from stock option exercises	141	2	120
Excess stock-based compensation tax benefit (expense)	20	—	16
Share repurchases	—	—	(593)
Other, net	(30)	227	(26)

Cash (used for) from financing activities	(26)	(993)	(243)

Exchange rate effect on cash and cash equivalents	(1)	4	7

Increase (decrease) in cash and cash equivalents	666	(302)	238
Cash and cash equivalents — beginning of period	87	389	151

Cash and cash equivalents — end of period	$753	$87	$389

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$244	$214	$170

Income taxes, net of refunds	$(171)	$12	$58

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Restricted Cash.  Restricted cash primarily consists of deposits received on sales of VOIs and residential properties that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. At December 31, 2010 and 2009, the Company had short-term restricted cash balances of $53 million and $47 million, respectively.

Inventories.  Inventories are comprised principally of VOIs of $307 million and $434 million as of December 31, 2010 and 2009, respectively, residential inventory of $462 million and $315 million at December 31, 2010 and 2009, respectively, and hotel inventory. VOI and residential inventory is carried at the lower of cost or net realizable value and includes $29 million, $31 million and $25 million of capitalized interest incurred in 2010, 2009 and 2008, respectively. Hotel inventory includes operating supplies and food and beverage inventory items which are generally valued at the lower of FIFO cost (first-in, first-out) or market. Hotel inventory also includes linens, china, glass, silver, uniforms, utensils and guest room items. Significant purchases of these items with a useful life of greater than one year are recorded at purchased cost and amortized over their useful life. Normal replacement purchases are expensed as incurred.

Loan Loss Reserves.  For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loan loss reserves, the Company uses a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2010, the average estimated default rate for the Company’s pools of receivables was 10%.

The primary credit quality indicator used by the Company to calculate the loan loss reserve for the vacation ownership notes is the origination of the notes by brand (Sheraton, Westin, and Other) as the Company believes there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired. In addition to quantitatively calculating the loan loss reserve based on its static pool analysis, the Company supplements the process by evaluating certain qualitative data, including the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

aging of the respective receivables, current default trends by brand and origination year, and the Fair Isaac Corporation (“FICO”) scores of the buyers.

Given the significance of the Company’s respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to its loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.

The Company considers a VOI note receivable delinquent when it is more than 30 days outstanding. All delinquent loans are placed on nonaccrual status and the Company does not resume interest accrual until payment is made. Upon reaching 120 days outstanding, the loan is considered to be in default and the Company commences the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to the Company. The Company generally does not modify vacation ownership notes that become delinquent or upon default.

For the hotel segment, the Company measures the impairment of a loan based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies the loan impairment policy individually to all loans in the portfolio and does not aggregate loans for the purpose of applying such policy. For loans that the Company has determined to be impaired, the Company recognizes interest income on a cash basis.

Assets Held for Sale.  The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, the Company records the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of a property for which the Company has significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement (See Note 13). The operations of the properties held for sale prior to the sale date, if material, are recorded in discontinued operations unless the Company will have continuing involvement (such as through a management or franchise agreement) after the sale.

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

Plant, Property and Equipment.  Plant, property and equipment, including capitalized interest of $2 million, $2 million and $6 million incurred in 2010, 2009 and 2008, respectively, applicable to major project expenditures are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 20 years for information technology software and equipment; and the lesser of the lease term or the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by the Company relating to the assets sold are insignificant.

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

Frequent Guest Program.  Starwood Preferred Guest® (“SPG”) is the Company’s frequent guest incentive marketing program. SPG members earn points based on spending at the Company’s owned, managed and franchised hotels, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards. Points can be redeemed at substantially all of the Company’s owned, leased, managed and franchised hotels as well as through other redemption opportunities with third parties, such as conversion to airline miles.

The Company charges its owned, managed and franchised hotels the cost of operating the SPG program, including the estimated cost of its future redemption obligation, based on a percentage of its SPG members qualified expenditures. The Company’s management and franchise agreements require that the Company be reimbursed for the costs of operating the SPG program, including marketing, promotions and communications, and performing member services for the SPG members. As points are earned, the Company increases the SPG point liability for the amount of cash it receives from its managed and franchised hotels related to the future redemption obligation. For its owned hotels the Company records an expense for the amount of its future redemption obligation with the offset to the SPG point liability. When points are redeemed by the SPG members, the hotels recognize revenue and the SPG point liability is reduced.

The Company, through the services of third-party actuarial analysts, determines the value of the future redemption obligation based on statistical formulas which project the timing of future point redemptions based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third-parties in respect of other redemption opportunities for point redemptions.

The Company consolidates the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability (see Note 18), as of December 31, 2010 and 2009, is $753 million and $689 million, respectively, of which $225 million and $244 million, respectively, is included in accrued expenses.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company periodically enters into forward contracts to manage foreign exchange risk based on market conditions. The Company enters into forward contracts to hedge fluctuations in forecasted transactions based on foreign currencies that are billed in United States dollars. These forward contracts have been designated as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income. As a forecasted transaction occurs, the gain or loss is reclassified from other comprehensive income to management fees, franchise fees and other income.

The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

Foreign Currency Translation.  Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net gain of $39 million in 2010, a net gain of $6 million in 2009 and a net gain of $5 million in 2008.

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

Stock-Based Compensation.  The Company calculates the fair value of share-based awards on the date of grant. Restricted stock awards are valued based on the share price. The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans than a Black-Scholes model. The lattice valuation option pricing model requires the Company to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management judgment regarding market factors and trends. The Company amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded. Please refer to Note 23, Stock-Based Compensation.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue Recognition.  The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) vacation ownership and residential revenues; (3) management and franchise revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered.

•	Vacation Ownership and Residential — The Company recognizes sales when the buyer has demonstrated a sufficient level of initial and continuing investment, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. The Company has also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. The fees from these arrangements are generally based on the gross sales revenue of the units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectability of the fees is reasonably assured.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton, Le Méridien, St. Regis, W, Luxury Collection, Aloft and Element brand names, termination fees and the amortization of deferred gains related to sold properties for which the Company has significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, when the provisions of the management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized as the fees are earned and become due from the franchisee.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income or net income.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Costs Incurred to Sell VOIs.  The Company capitalizes direct costs attributable to the sale of VOIs until the sales are recognized. Selling and marketing costs capitalized under this methodology were approximately $3 million as of December 31, 2010 and 2009, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of ASC 978, Real Estate — Time Sharing Activities. If a contract is cancelled, the Company charges the unrecoverable direct selling and marketing costs to expense and records forfeited deposits as income.

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

Advertising Costs.  The Company enters into multi-media ad campaigns, including television, radio, internet and print advertisements. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place. If it becomes apparent that the media campaign will not take place, all costs are expensed at that time. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $132 million, $118 million and $146 million of advertising expense, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

Retained Interests.  The Company periodically sells notes receivable originated by its vacation ownership business in connection with the sale of VOIs. The Company, prior to the adoption of ASU 2009-17, would retain interests in the assets transferred to qualified and non-qualified special purpose entities (“Retained Interests”), which were accounted for as over-collateralizations and interest only strips. These retained interests were treated as “available-for-sale” transactions under the provisions of ASC 320 Investments — Debt and Equity Securities. The Company reported changes in the fair values of these Retained Interests considered temporary through the accompanying consolidated statement of comprehensive income. A change in fair value determined to be other-than-temporary was recorded as a loss in the Company’s consolidated statement of income. The Company had Retained Interests of $25 million at December 31, 2009. Additionally, as of December 31, 2009, the Company had $56 million of notes retained after the 2009 note sales.

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

Reclassifications.  Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation

Impact of Recently Issued Accounting Standards.

Adopted Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This topic requires disclosures of financing receivables and allowance for credit losses on a disaggregated basis. The balance sheet related disclosures are required beginning at December 31, 2010 and the statements of income disclosures are required, beginning for the three months ended March 31, 2011 (see Note 11).

In June 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 166), and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (formerly SFAS No. 167).

ASU No. 2009-16 amended the accounting for transfers of financial assets. Under ASU No. 2009-16, the qualifying special purpose entities (“QSPEs”) used in the Company’s securitization transactions are no longer exempt from consolidation. ASU No. 2009-17 prescribes an ongoing assessment of the Company’s involvement in the activities of the QSPEs and the Company’s rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those variable interest entities (“VIEs”) will be required to be consolidated in the Company’s financial statements. In accordance with ASU No. 2009-17, the Company concluded it is the primary beneficiary of the QSPEs and accordingly, the Company began consolidating the QSPEs on January 1, 2010 (see Note 10). Using the carrying amounts of the assets and liabilities of the QSPEs as prescribed by ASU No. 2009-17 and any corresponding elimination of activity between the QSPEs and the Company resulting from the consolidation on January 1, 2010, the Company recorded a $417 million increase in total assets, a $444 million increase in total liabilities, a $26 million (net of tax) decrease in beginning retained earnings and a $1 million decrease to stockholders equity. The Company has additional VIEs whereby the Company was determined not to be the primary beneficiary (see Note 26).

Beginning January 1, 2010, the Company’s balance sheet and statement of income no longer reflect activity related to its Retained Interests, but instead reflects activity related to its securitized vacation ownership notes receivable and the corresponding securitized debt, including interest income, loan loss provisions, and interest expense. Interest income and loan loss provisions associated with the securitized vacation ownership notes receivable are included in the vacation ownership and residential sales and services line item resulting in an increase of $52 million for the year ended December 31, 2010 as compared to the same period in 2009. Interest expense of $27 million was recorded for the year ended December 31, 2010. The cash flows from borrowings and repayments associated with the securitized vacation ownership debt are now presented as cash flows from financing activities. The Company does not expect to recognize gains or losses from future securitizations as a result of the adoption of this new guidance.

The Company’s statement of income for the year ended December 31, 2009 and its balance sheet as of December 31, 2009 have not been retrospectively adjusted to reflect the adoption of ASU Nos. 2009-16 and 2009-17. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regards to:

•	Restricted cash

•	Other assets

•	Investments

•	Vacation ownership and residential sales and services

•	Interest expense

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No 28-1”), included in the Codification as ASC 825-10-65-1. This topic requires disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies and is effective in reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted this topic, which did not have a material impact on its consolidated financial statements.

In January 2009, the FASB issued FSP Issue No. FAS No. 132(R)-1 “Employers Disclosures about Pensions and Other Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), included in the Codification as ASC 715-20-65-2. This topic provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This topic is effective for fiscal years ending after December 15, 2009. The

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company adopted this topic on December 31, 2009 and incorporated it into its Employee Benefit Plan disclosure (see Note 20).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”), included in the Codification as ASC 815-10-65-1. This topic requires enhanced disclosure related to derivatives and hedging activities. This topic must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this topic on January 1, 2009. See Note 24 for enhanced disclosures associated with the adoption.

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

Future Adoption of Accounting Standards

In October 2009, the FASB issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, Revenue Recognition — Multiple Element Arrangements. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company has evaluated this topic and determined that it will not have a material impact on its consolidated financial statements.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of basic earnings (losses) per share to diluted earnings (losses) per share for income (losses) from continuing operations (in millions, except per share data):

	Year Ended December 31,
	2010			2009			2008
			Per	Earnings		Per			Per
	Earnings	Shares	Share	(Losses)	Shares	Share	Earnings	Shares	Share

Basic earnings (losses) from continuing operations	$310	183	$1.70	$(1)	180	$0.00	$249	181	$1.37
Effect of dilutive securities:
Employee options and restricted stock awards	—	7		—	—		—	4

Diluted earnings (losses) from continuing operations	$310	190	$1.63	$(1)	180	$0.00	$249	185	$1.34

Approximately 5 million shares, 12 million shares and 7 million shares were excluded from the computation of diluted shares in 2010, 2009 and 2008, respectively, as their impact would have been anti-dilutive.

Note 4.	Significant Acquisitions

During the year ended December 31, 2010, the Company paid approximately $23 million to acquire a controlling interest in a joint venture in which it had previously held a non-controlling interest. The primary business of the joint venture is to develop, license and manage restaurant concepts. The acquisition took place after one of the Company’s former partners exercised its right to put its interest to the Company in accordance with the terms of the joint venture agreement. In accordance with ASC 805, Business Combinations, when an acquirer obtains a controlling position as a result of a step acquisition, the acquirer is required to remeasure its previously held investment to fair value and record the difference between fair value and its carrying value in the statement of income. This acquisition resulted in a gain of approximately $5 million which was recorded in the gain (loss) on asset dispositions and impairments, net line item. The fair values of the assets and liabilities acquired were recorded in Starwood’s consolidated balance sheet, including the resulting goodwill of approximately $26 million. The results of operations going forward from the acquisition date have been included in Starwood’s consolidated statements of income.

Note 5.	Asset Dispositions and Impairments

During the years ended December 31, 2010 and 2009, the Company sold one wholly-owned hotel each year for cash proceeds of $70 million and $0 million, respectively, and recognized losses of $53 million and $4 million, respectively. These hotels were sold subject to long-term management contracts.

During the year ended December 31, 2010, the Company sold certain non-hotel assets and recorded a gain of $4 million. Additionally, during the year ended December 31, 2010, the Company received insurance proceeds related to an owned hotel that was damaged by a tornado, resulting in a gain of approximately $14 million. These gains were partially offset by impairment charges of $7 million related to a vacation ownership property, an investment in a hotel management contract, and the retirement of fixed assets as a result of a significant renovation of a wholly-owned hotel.

During the years ended December 31, 2009 and 2008, the Company sold one wholly-owned hotel each year for $90 million, and $99 million, respectively. These hotels were sold subject to long-term management contracts and the Company recorded deferred gains of $8 million and $27 million for the years ended December 31, 2009 and 2008, respectively (see Note 13).

During the years ended December 31, 2010, 2009 and 2008, the Company reviewed the recoverability of its carrying values of its owned hotels and determined that certain hotels were impaired. The fair values of the hotels were estimated by using discounted cash flows, comparative sales for similar assets and recent letters of intent to sell certain assets. Impairment charges of $2 million, $41 million and $64 million, relating to one, six, and three

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

hotels, were recorded in the years ended December 31, 2010, 2009 and 2008, respectively. These assets are reported in the hotels operating segment.

During 2009 and 2008, as a result of market conditions at the time and the impact on the timeshare industry, the Company reviewed the fair value of its economic interests in securitized VOI notes receivable and concluded these interests were impaired. The fair value of the Company’s investment in these retained interests was determined by estimating the net present value of the expected future cash flows, based on expected default and prepayment rates (See Note 10.) The Company recorded impairment charges of $22 million and $23 million in the years ended December 31, 2009 and 2008, related to these retained interests. These assets, prior to the adoption of ASU No. 2009-17, were reported in the vacation ownership and residential operating segment.

During the years ended December 31, 2009 and 2008 the Company recorded losses of $18 million and $11 million, respectively, primarily related to impairments of hotel management contracts, certain technology-related fixed assets and an investment in which the Company holds a minority interest.

Note 6.	Assets Held for Sale

During the year ended December 31, 2009, the Company entered into purchase and sale agreements for the sale of one wholly owned hotel for total expected cash consideration of approximately $78 million. The Company classified this asset and the estimated goodwill to be allocated as assets held for sale, ceased depreciating it and reclassified the operating results to discontinued operations. The hotel was sold during the second quarter of 2010 (see Note 19).

Note 7.	Plant, Property and Equipment

Plant, property and equipment, excluding assets held for sale, consisted of the following (in millions):

	December 31,
	2010	2009

Land and improvements	$600	$597
Buildings and improvements	3,300	3,222
Furniture, fixtures and equipment	1,901	1,824
Construction work in process	170	180

	5,971	5,823
Less accumulated depreciation and amortization	(2,648)	(2,473)

	$3,323	$3,350

The above balances include unamortized capitalized computer software costs of $132 million and $136 million at December 31, 2010 and 2009 respectively. Amortization of capitalized computer software costs was $36 million, $36 million and $24 million for the years ended December 31, 2010, 2009 and 2008, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2010 are as follows (in millions):

		Vacation
	Hotel	Ownership
	Segment	Segment	Total

Balance at January 1, 2009	$1,324	$241	$1,565
Cumulative translation adjustment	7	—	7
Impairment charge	—	(90)	(90)
Other	1	—	1

Balance at December 31, 2009	$1,332	$151	$1,483

Balance at January 1, 2010	$1,332	$151	$1,483
Acquisitions	26	—	26
Cumulative translation adjustment	(8)	—	(8)
Asset dispositions	(10)	—	(10)
Other	8	—	8

Balance at December 31, 2010	$1,348	$151	$1,499

The Company performed its annual goodwill impairment test as of October 31, 2010 for its hotel and vacation ownership reporting units and determined that there was no impairment of its goodwill. The vacation ownership reporting unit’s fair value at October 31, 2010 exceeded its carrying value by approximately $237 million, or 30%. The fair value was calculated using a discounted cash flow model, in which the underlying cash flows were derived from management’s current financial projections. The two key assumptions used in the fair value calculation are the discount rate and the capitalization rate in the terminal period, which were 10% and 2%, respectively. The Company completed a sensitivity analysis on the fair value of the vacation ownership reporting unit to measure the change in value associated with independent changes in the two key assumptions. The decreases in the fair value that would result from various changes in the key assumptions are shown in the chart below (in millions). The factors may not move independently of each either.

		Terminal Period
	Discount	Capitalization
	Rate	Rate

50 basis points-dollars	$51	$29
50 basis points-percentage	4.9%	2.8%
100 basis points-dollars	$98	$55
100 basis points-percentage	9.5%	5.3%

The Company performed its annual goodwill impairment test as of October 31, 2009 for its hotel and vacation ownership reporting units and determined that the vacation ownership goodwill was impaired, resulting in a charge of $90 million ($90 million after-tax) to the restructuring, goodwill, impairment and other charges (credits) line item in the consolidated statements of income.

During the year ended December 31, 2009, the Company completed a comprehensive review of its vacation ownership business (see Note 14). As a result of this review, the Company decided not to develop certain vacation ownership sites and future phases of certain existing projects. These actions reduced the future expected cash flows of the vacation ownership reporting unit which contributed to impairment of its goodwill.

In 2009, the Company’s hotel reporting unit’s fair value exceeded its carrying value. However, as discussed above, the fair value of the vacation ownership reporting unit was less than its carrying value, as such goodwill was

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

deemed to be impaired, and step two of goodwill impairment test was performed. This step resulted in an implied goodwill fair value of $151 million compared to an actual goodwill balance of $241 million, with the difference of $90 million representing the impairment charge. In determining fair values associated with the goodwill impairment steps, the Company primarily used the income and the market approaches. Under the income approach, fair value was determined based on the estimated future cash flows of the reporting units taking into account assumptions such as REVPAR, operating margins and sales pace of vacation ownership units and discounting these cash flows using a discount rate commensurate with the risk inherent in the calculations. Under the market approach, the fair value of the reporting units were determined based on market valuation techniques such as comparable revenue and EBITDA multiples of similar companies in the hospitality industry. The vacation ownership goodwill had not been previously impaired.

Intangible assets consisted of the following (in millions):

	December 31,
	2010	2009

Trademarks and trade names	$309	$309
Management and franchise agreements	377	376
Other	78	76

	764	761
Accumulated amortization	(196)	(181)

	$568	$580

The intangible assets related to management and franchise agreements have finite lives, and accordingly, the Company recorded amortization expense of $33 million, $35 million, and $32 million, respectively, during the years ended December 31, 2010, 2009 and 2008. The other intangible assets noted above have indefinite lives.

Amortization expense relating to intangible assets with finite lives for each of the years ended December 31, is expected to be as follows (in millions):

2011	$32
2012	$30
2013	$30
2014	$30
2015	$29

Note 9.	Other Assets

Other assets include the following (in millions):

	December 31,
	2010	2009

VOI notes receivable, net of allowance of $69 and $84	$132	$222
Prepaid taxes	88	103
Deposits and other	161	113

Total	$381	$438

See Note 11 for discussion relating to VOI notes receivable.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Transfers of Financial Assets

As discussed in Note 2, the Company adopted ASU 2009-16 and ASU 2009 -17 on January 1, 2010. As a result, the Company concluded it has variable interests in the entities associated with its five outstanding securitization transactions. As these securitizations consist of similar, homogenous loans they have been aggregated for disclosure purposes. The Company applied the variable interest model and determined it is the primary beneficiary of these VIEs. In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related VIEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $38 million during the year end December 31, 2010. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses.

The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of vacation ownership notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. The Company’s interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 17). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $43 million during the year ended December 31, 2010 and is classified in cash and cash equivalents when received.

During the year ended December 31, 2010, the Company completed the securitization of approximately $300 million of vacation ownership notes receivable. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized. Approximately $93 million of proceeds from this transaction were used to terminate the securitization completed in June 2009 by repaying the outstanding principal and interest on the securitized debt. In connection with the termination, a charge of $5 million was recorded to interest expense, relating to the settlement of a balance guarantee interest rate swap and the write-off of deferred financing costs. The net cash proceeds from the securitization after termination of the 2009 securitization and associated deal costs were approximately $180 million.

See Note 11 for disclosures and amounts related to the securitized vacation ownership notes receivable consolidated on the Company’s balance sheets as of December 31, 2010.

Prior to the adoption of ASU 2009-16 and 2009-17, the Company completed securitizations of its VOI notes receivables, which qualified for sales treatment. Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing and other related fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. With respect to those transactions still outstanding at December 31, 2009, the Retained Interests are classified and accounted for as “available-for-sale” securities, reported at fair value with credit losses recorded in the statement of income and other unrealized gains and losses reported in stockholders’ equity.

The Company’s replacement of the defaulted VOI notes receivable under the securitization agreements with new VOI notes receivable resulted in net gains of approximately $3 million and $4 million during 2009 and 2008, respectively, which are included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

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

Although the notes effectively owned after the transfers were measured at fair value on the transfer date, they required prospective accounting treatment as the notes receivable were carried at the basis established at the date of transfer and accreted interest over time to return to the historical cost basis. During 2009, the Company recorded a reserve of $4 million related to these loans. As of December 31, 2009, the value of the notes that the Company effectively owned from the 2009-A Securitization, the 2009-B Securitization and the 2009-A Amendment was approximately $56 million, which the Company classified as “Other assets” in its consolidated balance sheets.

The Company received aggregate cash proceeds of $21 million and $26 million from the Retained Interests during 2009 and 2008, respectively. The Company received aggregate servicing fees of $4 million and $3 million related to these VOI notes receivable during 2009 and 2008, respectively.

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

The fair value of the Company’s Retained Interest as of December 31, 2009 was $25 million with amortized cost basis of $22 million. Temporary differences in the fair value of the retained interests recorded in other

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

comprehensive income totaled a $3 million gain for the year ended December 31, 2009. Total other-than-temporary impairments related to credit losses recorded in loss on asset dispositions and impairments totaled $22 million and $23 million during 2009 and 2008, respectively.

Note 11.	Notes Receivable

As discussed in Notes 2 and 10, beginning January 1, 2010, the Company was required to consolidate certain entities associated with securitization transactions completed in prior years.

Notes receivable (net of reserves) related to the Company’s vacation ownership loans consist of the following (in millions):

	December 31,
	2010	2009

Vacation ownership loans-securitized	$467	$—
Vacation ownership loans-unsecuritized	152	242

	619	242
Less: current portion
Vacation ownership loans-securitized	(59)	—
Vacation ownership loans-unsecuritized	(20)	(20)

	$540	$222

The current and long-term maturities of unsecuritized VOI notes receivable are included in accounts receivable and other assets, respectively, in the Company’s consolidated balance sheets.

The Company records interest income associated with VOI notes in its vacation ownership and residential sale and services line item in its consolidated statements of income. Interest income related to the Company’s VOI notes receivable was as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Vacation ownership loans-securitized	$66	$—	$—
Vacation ownership loans-unsecuritized	21	48	57

	$87	$48	$57

The following tables present future maturities of gross VOI notes receivable and interest rates (in millions):

	Securitized	Unsecuritized	Total

2011	$69	$30	$99
2012	72	21	93
2013	75	21	96
2014	75	20	95
Thereafter	258	139	397

Balance at December 31, 2010	$549	$231	$780

Weighted Average Interest Rates	12.71%	12.07%	12.49%

Range of interest rates	6 to 18%	5 to 18%	5 to 18%

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes profit on a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loss reserves, the Company uses a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of its loan loss reserve requirements. As of December 31, 2010, the average estimated default rate for the Company’s pools of receivables was 10.0%.

The activity and balances for the Company’s loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total

Balance at December 31, 2007	$—	$68	$68
Provisions for loan losses	—	73	73
Write-offs	—	(50)	(50)
Other	—	—	—

Balance at December 31, 2008	—	91	91
Provisions for loan losses	—	64	64
Write-Offs	—	(61)	(61)
Other	—	—	—

Balance at December 31, 2009	—	94	94
Provisions for loan losses	14	32	46
Write-Offs	—	(52)	(52)
Adoption of ASU No. 2009-17	77	(4)	73
Other	(9)	9	—

Balance at December 31, 2010	$82	$79	$161

The primary credit quality indicator used by the Company to calculate the loan loss reserve for the vacation ownership notes is the origination of the notes by brand (Sheraton, Westin, and Other) as the Company believes there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired. In addition to quantitatively calculating the loan loss reserve based on its static pool analysis, the Company supplements the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year, and the FICO scores of the buyers.

Given the significance of the Company’s respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to its loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $3 million.

The Company considers a VOI note receivable delinquent when it is more than 30 days outstanding. All delinquent loans are placed on nonaccrual status and the Company does not resume interest accrual until payment is made. Upon reaching 120 days outstanding, the loan is considered to be in default and the Company commences the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to the Company. The Company generally does not modify vacation ownership notes that become delinquent or upon default.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Past due balances of VOI notes receivable by credit quality indicators are as follows (in millions):

	30-59 Days	60-89 Days	>90 Days	Total Past		Total
	Past Due	Past Due	Past Due	Due	Current	Receivables

As of December 31, 2010:
Sheraton	$6	$4	$30	$40	$314	$354
Westin	5	3	33	41	342	383
Other	1	1	4	6	37	43

	$12	$8	$67	$87	$693	$780

As of December 31, 2009:
Sheraton	$3	$2	$25	$30	$97	$127
Westin	3	3	27	33	128	161
Other	2	2	2	6	42	48

	$8	$7	$54	$69	$267	$336

Note 12.	Fair Value

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Interest Rate Swaps	$—	$16	$—	$16

	$—	$16	$—	$16
Liabilities:
Forward contracts	$—	$9	$—	$9

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

Prior to ASU No. 2009-17, the Company estimated the fair value of its Retained Interests using a discounted cash flow model with unobservable inputs, which is considered Level 3. See Note 10 for the assumptions used to calculate the estimated fair value and sensitivity analysis based on changes in assumptions.

The following table presents a reconciliation of the Company’s Retained Interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in millions):

Balance at January 1, 2010	$25
Adoption of ASU No. 2009-17	(25)

Balance at December 31, 2010	$—

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of December 31, 2010 and 2009, the Company had total deferred gains of $1.011 billion and $1.093 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $81 million, $82 million and $83 million in 2010, 2009 and 2008, respectively.

Note 14.	Restructuring, Goodwill Impairment and Other Special Charges (Credits), Net

Restructuring, Goodwill Impairment and Other Special Charges (Credits) by operating segment are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Segment
Hotel	$(74)	$21	$41
Vacation Ownership & Residential	(1)	358	100

Total	$(75)	$379	$141

During the year ended December 31, 2010, the Company received cash proceeds of $75 million in connection with the favorable settlement of a lawsuit. The Company recorded this settlement, net of the reimbursement of legal costs of approximately $10 million incurred in connection with the litigation, as a credit to restructuring, goodwill impairment, and other special charges (credits) line item.

During the year ended December 31, 2010, the Company recorded a credit of $8 million to the restructuring, goodwill impairment, and other special (credits) charges line item as a liability associated with an acquisition in 1998 that was no longer deemed necessary (see Note 26).

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

During the year ended December 31, 2008, the Company recorded restructuring and other special charges of $141 million, including $62 million of severance and related charges associated with the start of its initiative of rationalizing the Company’s cost structure. The Company also recorded impairment charges of approximately $79 million primarily related to the decision not to develop two vacation ownership projects as a result of the current economic climate and its impact on business conditions.

In determining the fair value associated with the impairment charges the Company primarily used the income and market approaches. Under the income approach, fair value was determined based on estimated future cash flows taking into consideration items such as operating margins and the sales pace of vacation ownership intervals,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

discounted using a rate commensurate with the inherent risk of the project. Under the market approach, fair value was determined with the comparable sales of similar assets and appraisals.

The Company had remaining restructuring accruals of $29 million as of December 31, 2010, which are primarily long-term in nature and recorded in other liabilities. The activity in the restructuring and other special charges account for the year ended December 31, 2010 included payments of $3 million primarily related to the remaining severance accruals and a restructuring credit of $2 million associated with the reversal of previous restructuring accruals no longer deemed necessary.

Note 15.	Income Taxes

Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Pretax income
U.S.	$85	$(76)	$315
Foreign	250	(220)	6

	$335	$(296)	$321

Provision (benefit) for income tax
Current:
U.S. federal	$(61)	$(84)	$(15)
State and local	18	12	32
Foreign	43	38	48

	—	(34)	65

Deferred:
U.S. federal	22	(117)	28
State and local	(7)	(18)	(23)
Foreign	12	(124)	2

	27	(259)	7

	$27	$(293)	$72

No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $2.3 billion as of December 31, 2010 since these amounts are permanently reinvested.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,
	2010	2009

Plant, property and equipment	$(21)	$(51)
Intangibles	178	104
Inventories	183	197
Deferred gains	346	359
Receivables (net of reserves)	25	(2)
Other reserves	43	43
Employee benefits	37	36
Prepaid income	102	126
Net operating loss, capital loss and tax credit carryforwards	406	591
Accrued expenses	83	87
Other	(34)	(22)

	1,348	1,468
Less valuation allowance	(397)	(517)

Deferred income taxes	$951	$951

At December 31, 2010, the Company had federal and state net operating losses, which have varying expiration dates extending through 2028, of approximately $1 million and $2 billion, respectively. The Company had federal and state capital losses, which expire at the end of 2011, of approximately $495 million and $842 million, respectively. The Company had state tax credit carryforwards, which expire at the end of 2026, of $4 million. The Company also had foreign net operating loss and tax credit carryforwards of approximately $210 million and $3 million, respectively. The majority of foreign net operating loss and the tax credit carryforwards will fully expire by 2020. The Company has established a valuation allowance against substantially all of the tax benefit for federal and state loss carryforwards as it is unlikely that the benefit will be realized prior to their expiration. The Company is currently considering certain tax-planning strategies that may allow it to utilize these tax attributes within the statutory carryforward period.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Tax provision at U.S. statutory rate	$117	$(104)	$112
U.S. state and local income taxes	(2)	(3)	8
Tax on repatriation of foreign earnings	70	(45)	(14)
Foreign tax rate differential	(70)	(25)	(20)
Italian incentive program	—	(120)	—
Nondeductible goodwill	3	39	—
Change in uncertain tax positions	23	9	—
Tax settlements	(42)	1	—
Tax benefit on the deferred gain from asset sales	(7)	(3)	(10)
Basis difference on asset sales	8	(29)	16
Change in valuation allowance	(99)	—	(31)
Other	26	(13)	11

Provision for income tax (benefit)	$27	$(293)	$72

During 2009, the Company completed an evaluation of its ability to claim U.S. foreign tax credits generated in prior years on its federal tax return. As a result of this analysis, the Company determined that it could realize the credits for the 2001 through 2004 tax years. The Company had not previously accrued this benefit since the realization of the benefit was determined to be unlikely. Therefore, during 2009, a $37 million tax benefit, net of incremental taxes and interest, was recorded for these foreign tax credits. Additionally, during 2010, the Company adjusted its deferred income tax balances by approximately $30 million for items related to prior periods. As discussed below, as a result of final negotiations during 2010 related to the tax settlement on the 1998 disposition of World Directories, the Company agreed to forgo foreign tax credits generated in tax years 2000 through 2002. Therefore, during 2010, a portion of the 2009 tax benefit discussed in this paragraph was reversed.

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

During 2010, the Company recognized goodwill impairments associated with the sale of a wholly-owned hotel. During 2009, the Company recognized goodwill impairments associated with the sale of a wholly-owned hotel and the overall value of its timeshare operations. For tax purposes, the impairments are not deductible. As a result, the Company did not recognize a tax benefit on the impairments and the provision for income tax was unfavorably impacted by a $3 million and $39 million charge in 2010 and 2009, respectively.

During 2010, the Company finalized the details of its settlement with the IRS with respect to the 1998 disposition of World Directories. Final negotiations in 2010 resulted in the Company agreeing to forgo foreign tax credit claims for tax years 2000 through 2002. As a result of the settlement, the Company obtained a refund of previously paid taxes, plus interest, of approximately $245 million. The Company recognized a $42 million tax benefit in continuing operations, which included a $92 million tax benefit primarily for interest on taxes previously paid offset by a $50 million tax charge to derecognize previously benefited foreign tax credits. In addition, the Company recognized a $134 million tax benefit in discontinued operations primarily related to the portion of the tax no longer due.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Pursuant to ASC 740, Income Taxes, the Company is required to accrue tax and associated interest and penalty on uncertain tax positions. The Company recorded charges of $23 million, $9 million and $0 million, for the years ended December 31, 2010, 2009, and 2008, respectively, primarily associated with interest due on existing uncertain tax positions.

When the Company sells a wholly-owned hotel subject to a long-term management contract, the pretax gain is deferred and is recognized over the life of the contract. In such instances, the Company establishes a deferred tax asset on the deferred gain and recognizes the related tax benefit through the tax provision. The Company recorded benefits of $7 million, $3 million and $10 million, for the years ended December 31, 2010, 2009, and 2008, respectively, to establish the deferred tax assets on these types of dispositions.

During 2010 and 2008, the Company completed certain transactions that generated capital gains for U.S. tax purposes. These gains were offset by capital losses upon which the Company had not previously accrued a benefit since the realization was determined to be unlikely. Therefore, during 2010 and 2008, the Company recorded tax benefits of $99 million and $31 million, respectively, to reverse the capital loss valuation allowance.

As of December 31, 2010, the Company had approximately $510 million of total unrecognized tax benefits, of which $37 million would affect its effective tax rate if recognized. It is reasonably possible that zero to substantially all of the Company’s unrecognized tax benefits as of December 31, 2010 will reverse within the next twelve months.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Beginning of Year	$999	$1,003	$968
Additions based on tax positions related to the current year	29	4	41
Additions for tax positions of prior years	18	2	2
Settlements with tax authorities	(499)	(7)	(3)
Reductions for tax positions in prior years	(5)	(1)	(4)
Reductions due to the lapse of applicable statutes of limitations	(32)	(2)	(1)

End of Year	$510	$999	$1,003

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. The Company had $92 million and $233 million accrued for the payment of interest and no accrued penalties as of December 31, 2010 and December 31, 2009, respectively.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of December 31, 2010, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 16.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,
	2010	2009

Senior Credit Facilities:
Revolving Credit Facility interest rates ranging from 1.10% to 2.50% at December 31, 2010, maturing 2013	$—	$—
Revolving Credit Facility, terminated in 2010	—	114
Senior Notes, interest at 7.875%, maturing 2012	609	608
Senior Notes, interest at 6.25%, maturing 2013	504	498
Senior Notes, interest at 7.875%, maturing 2014	490	485
Senior Notes, interest at 7.375%, maturing 2015	450	449
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	245	244
Mortgages and other, interest rates ranging from 2.15% to 9.00%, various maturities	159	162

	2,857	2,960
Less current maturities	(9)	(5)

Long-term debt	$2,848	$2,955

Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2011	$9
2012	653
2013	557
2014	494
2015	457
Thereafter	687

$2,857

The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $1.4 billion of available borrowing capacity under its domestic and foreign lines of credit as of December 31, 2010. The short-term borrowings at December 31, 2010 and 2009 were insignificant.

The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, limitations on incurring additional debt, ability to pay dividends, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. The Company was in compliance with all of the short-term and long-term debt covenants at December 31, 2010.

On April 20, 2010, the Company entered into a new $1.5 billion senior credit facility. The new facility matures on November 15, 2013 and replaces the previous $1.875 billion revolving credit agreement, which would have matured on February 11, 2011. The new facility includes an accordion feature under which the Company may increase the revolving loan commitment by up to $375 million subject to certain conditions and bank commitments. The multi-currency facility enhances the Company’s financial flexibility and is expected to be used for general corporate purposes. The Company had no borrowings under the senior credit facility and $159 million of letters of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

credit outstanding as of December 31, 2010. The new credit agreement includes various customary covenants, including maintaining leverage and coverage ratios. The Consolidated Leverage Ratio (as defined) maximum of 5.50x will decrease to 5.25x beginning on July 1, 2011 and will thereafter step down in 0.25x increments every six months, reaching 4.50x beginning on January 1, 2013. The Consolidated Coverage Ratio (as defined) minimum remains at 2.5x through the term of the agreement.

During 2009, the Company reduced debt by over $1 billion. The Company issued new debt of $750 million and prepaid debt of $1.675 billion including term loans maturing in 2009, 2010 and 2011 totaling $1.375 billion. Additional sources of cash generated to pay down debt were proceeds from asset sales, securitizations and a co-branding arrangement, as described in Notes 5, 10 and 18.

During 2009, the Company entered into six interest rate swap agreements with a notional amount of $500 million, under which the Company pays floating and receives fixed interest rates (see Note 24).

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

On April 30, 2009, the Company completed a public offering of $500 million of senior notes with a coupon rate of 7.875% (the “7.875% Notes”) due October 15, 2014, issued at a discount price of 96.285%. The Company received net proceeds of approximately $475 million which were used to reduce the outstanding borrowings under its previous revolving credit facility and for general purposes. Interest on the 7.875% Notes is payable semi-annually on April 15 and October 15. The Company may redeem all or a portion of the 7.875% Notes at any time at the Company’s option at a discount rate of Treasury plus 50 basis points. The 7.875% Notes will rank parri passu with all other unsecured and unsubordinated obligations. Upon a change in control of the Company, the holders of the 7.875% Notes will have the right to require repurchase of the 7.875% Notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants on the 7.875% Notes include restrictions on liens, sale and leaseback transactions, mergers, consolidations and sale of assets.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 17.	Securitized Vacation Ownership Debt

As discussed in Note 10, the Company’s VIEs associated with the securitization of its vacation ownership notes receivable were consolidated following the adoption of ASU Nos. 2009-16 and 2009-17. As of December 31, 2010, long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

2003 securitization, interest rates ranging from 3.95% to 6.96%, maturing 2017	$17
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2018	55
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	39
2009 securitization, interest rate at 5.81%, maturing 2016	128
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2020	255

494
Less current maturities	(127)

Long-term debt	$367

During the year ended December 31, 2010, interest expense associated with securitized vacation ownership debt was $27 million.

Note 18.	Other Liabilities

Other liabilities consisted of the following (in millions):

	December 31,
	2010	2009

Deferred gains on asset sales	$930	$1,009
SPG point liability(a)	702	634
Deferred income including VOI and residential sales	20	33
Benefit plan liabilities	61	65
Insurance reserves	46	46
Other	127	116

	$1,886	$1,903

(a)	Includes the actuarially determined liability related to the SPG program and the liability associated with the American Express transaction discussed below.

During the year ended December 31, 2009, the Company entered into an amendment to its existing co-branded credit card agreement (“Amendment”) with American Express and extended the term of its co-branding agreement to June 15, 2015. In connection with the Amendment in July 2009, the Company received $250 million in cash toward the purchase of future SPG points by American Express. In accordance with ASC 470, Debt, the Company has recorded this transaction as a financing arrangement with an implicit interest rate of 4.5%. The Amendment requires a fixed amount of $50 million per year to be deducted from the $250 million advance over the five year period regardless of the total amount of points purchased. As a result, the liability associated with this financing arrangement is being reduced ratably over a five year period beginning in October 2009. In accordance with the terms of the Amendment, if the Company fails to comply with certain financial covenants, the Company would have to repay the remaining balance of the liability, and, if the Company does not pay such liability, the Company is required to pledge certain receivables as collateral for the remaining balance of the liability.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.	Discontinued Operations

Summary of financial information for discontinued operations is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Income Statement Data
Gain on disposition, net of tax	$168	$76	$75
Income (loss) from operations, net of tax	$(1)	$(2)	$5

During the year ended December 31, 2010, the Company recorded a gain of $134 million related to the final settlement with the IRS regarding the World Directories disposition (see Note 15) and a gain of approximately $36 million primarily related to a tax benefit in connection with the sale of one wholly-owned hotel for $78 million. The tax benefit on this hotel sale was related to the realization of a high tax basis in this hotel that was generated through a previous transaction.

For the year ended December 31, 2009, the $76 million (net of tax) gain on dispositions includes the gains from the sale of the Company’s Bliss spa business, other non-core assets and three hotels. The operations from the Bliss spa business, and the revenues and expenses from one hotel, which was in the process of being sold and was later sold in 2010, are included in discontinued operations, resulting in a loss of $2 million, net of tax.

For the year ended December 31, 2008, the gain on dispositions includes a $124 million gain ($129 million pretax) on sale of three hotels which were sold unencumbered by management or franchise contracts partially offset by a $49 million tax charge as a result of a 2008 administrative tax ruling for an unrelated taxpayer that impacts the tax liability associated with the disposition of one of the Company’s businesses several years ago. Additionally, $5 million ($9 million pretax) of 2008 results from operations relating to Bliss and the one owned hotel that was in the process of being sold at December 31, 2009, was reclassified to discontinued operations for the year ended December 31, 2008.

Note 20.	Employee Benefit Plan

During the year ended December 31, 2010, the Company recorded net actuarial losses of $4 million (net of tax) related to various employee benefit plans. These losses were recorded in other comprehensive income. The amortization of actuarial loss, a component of other comprehensive income, for the year ended December 31, 2010 was $1 million (net of tax).

Included in accumulated other comprehensive (loss) income at December 31, 2010 are unrecognized net actuarial losses of $66 million ($56 million, net of tax) that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive (loss) income and expected to be recognized in net periodic pension cost during the year ended December 31, 2011 is $1 million ($1 million, net of tax).

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation of the Company’s defined benefit pension and postretirement benefit plans at December 31, 2010 and 2009 (in millions):

	Domestic		Foreign Pension		Postretirement
	Pension Benefits		Benefits		Benefits
	2010	2009	2010	2009	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	$17	$17	$178	$199	$19	$18
Service cost	—	—	—	5	—	—
Interest cost	1	1	10	13	1	1
Actuarial loss	2	—	5	11	2	3
Settlements and curtailments	—	—	—	(50)	—	—
Effect of foreign exchange rates	—	—	(3)	8	—	—
Plan participant contributions	—	—	—	—	1	1
Benefits paid	(1)	(1)	(7)	(6)	(3)	(4)
Plan amendments	—	—	—	(2)	—	—

Benefit obligation at end of year	$19	$17	$183	$178	$20	$19

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$159	$132	$1	$2
Actual return on plan assets, net of expenses	—	—	14	28	—	—
Employer contribution	1	1	13	21	2	2
Plan participant contributions	—	—	—	—	1	1
Effect of foreign exchange rates	—	—	(3)	9	—	—
Settlements and curtailments	—	—	—	(25)	—	—
Benefits paid	(1)	(1)	(7)	(6)	(3)	(4)

Fair value of plan assets at end of year	$—	$—	$176	$159	$1	$1

Unfunded status	$(19)	$(17)	$(7)	$(19)	$(19)	$(18)

Accumulated benefit obligation	$19	$17	$182	$176	n/a	n/a

Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$19	$17	$121	$117	n/a	n/a

Accumulated benefit obligation	$19	$17	$121	$115	n/a	n/a

Fair value of plan assets	$—	$—	$97	$87	n/a	n/a

The net underfunded status of the plans at December 31, 2010 was $45 million, of which $59 million is in other liabilities and $3 million is in accrued expenses and $17 million is in other assets in the accompanying balance sheet.

All domestic pension plans are frozen plans, where employees do not accrue additional benefits. Therefore, at December 31, 2010 and 2009, the projected benefit obligation is equal to the accumulated benefit obligation. In 2009, the Company elected to freeze its Foreign Service pension plan and settled its defined benefit pension plans in Canada, resulting in a $50 million reduction in the projected benefit obligation.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents the components of net periodic benefit cost and the impact of the plan curtailments and settlements for the years ended December 31, 2010, 2009 and 2008 (in millions):

	Domestic			Foreign Pension			Postretirement
	Pension Benefits			Benefits			Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost	$—	$—	$—	$—	$5	$4	$—	$—	$—
Interest cost	1	1	1	10	13	11	1	1	1
Expected return on plan assets	—	—	—	(10)	(10)	(10)	—	—	—
Amortization of actuarial loss	—	—	—	1	5	2	—	—	—
Other	—	—	—	—	—	1	—	—	—

ASC 715, Compensation	1	1	1	1	13	8	1	1	1

Settlement and curtailment (gain) loss	—	—	—	—	(4)	1	—	—	—

Net periodic benefit cost	$1	$1	$1	$1	$9	$9	$1	$1	$1

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011, gradually decreasing to 5% in 2016. A one-percentage point change in assumed health care cost trend rates would have approximately a $0.6 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost. The majority of participants in the Foreign Pension Plans are employees of managed hotels, for which the Company is reimbursed for costs related to their benefits. The impact of these reimbursements is not reflected above.

The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Domestic		Foreign Pension		Postretirement
	Pension Benefits		Benefits		Benefits
	2010	2009	2010	2009	2010	2009

Discount rate	5.00%	5.51%	5.34%	5.93%	4.75%	5.50%
Rate of compensation increase	n/a	n/a	3.64%	3.50%	n/a	n/a

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Domestic			Foreign Pension			Postretirement
	Pension Benefits			Benefits			Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.51%	5.99%	5.75%	5.93%	6.19%	5.88%	5.50%	6.00%	5.74%
Rate of compensation increase	n/a	n/a	n/a	3.50%	3.93%	3.89%	n/a	n/a	n/a
Expected return on plan assets	n/a	n/a	n/a	6.56%	6.25%	6.38%	7.10%	7.50%	7.50%

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2010 (in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Mutual Funds	$44	$—	$—	$44
Collective Trusts	—	5	—	5
Equity Index Funds	—	72	—	72
Bond Index Funds	—	56	—	56

Total	$44	$133	$—	$177

The following table presents the Company’s fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Mutual Funds	$40	$—	$—	$40
Collective Trusts	—	5	—	5
Equity Index Funds	—	67	—	67
Bond Index Funds	—	48	—	48

Total	$40	$120	$—	$160

The mutual funds are valued using quoted market prices in active markets.

The collective trusts, equity index funds and bond index funds are not publicly traded but are valued based on the underlying assets which are publicly traded.

The following table represents the Company’s expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Domestic	Foreign Pension	Postretirement
	Pension Benefits	Benefits	Benefits

2011	$1	$7	$2
2012	$1	$7	$2
2013	$1	$8	$2
2014	$1	$8	$2
2015	$1	$8	$2
2016-2020	$7	$44	$7

Defined Contribution Plans.  The Company and its subsidiaries sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a voluntary defined contribution plan allowing participation by employees on U.S. payroll who meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 50% of his or her compensation to the plan subject to certain maximum limits. The plan also contains provisions for matching contributions to be made by the Company, which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $13 million in 2010, $15 million in 2009, and $16 million in 2008. Included as an investment choice is the Company’s publicly traded common stock, which had a balance of $87 million and $59 million at December 31, 2010 and 2009, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Multi-Employer Pension Plans.  Certain employees are covered by union sponsored multi-employer pension plans. Pursuant to agreements between the Company and various unions, contributions of $9 million in 2010, 2009 and 2008 were made by the Company and charged to expense.

Note 21.	Leases and Rentals

The Company leases certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2016 and generally are for a fixed amount each month. In addition, several of the Company’s hotels are subject to leases of land or building facilities from third parties, which extend for varying periods through 2096 and generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on the operating profit or revenues of the related hotels.

The Company’s minimum future rents at December 31, 2010 payable under non-cancelable operating leases with third parties are as follows (in millions):

2011	$96
2012	81
2013	80
2014	78
2015	71
Thereafter	939

Minimum future rents have not been reduced by future minimum sublease income of approximately $13 million expected under non-cancelable subleases.

Rent expense under non-cancelable operating leases consisted of the following (in millions):

	Year Ended December 31,
	2010	2009	2008

Minimum rent	$90	$89	$93
Contingent rent	6	2	10
Sublease rent	(5)	(3)	(6)

	$91	$88	$97

Note 22.	Stockholders’ Equity

Share Repurchases.  During the year ended December 31, 2010 and 2009, the Company did not repurchase any Company common shares. As of December 31, 2010, no repurchase capacity remained under the Share Repurchase Authorization.

Note 23.	Stock-Based Compensation

In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long-Term Incentive Compensation Plan (“2002 LTIP”) and provides the terms of equity award grants to directors, officers, employees, consultants and advisors. Although no additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long-Term Incentive Compensation Plan or the Company’s 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate award pool for non-qualified or incentive stock options, performance shares, restricted stock and units or any combination of the foregoing which are available to be granted under the 2004 LTIP at December 31, 2010 was approximately 53 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Compensation expense, net of reimbursements during 2010, 2009 and 2008 was approximately $72 million, $53 million and $68 million, respectively, resulting in tax benefits of $28 million, $21 million and $26 million, respectively.

The Company utilizes the Lattice model to calculate the fair value option grants. Weighted average assumptions used to determine the fair value of option grants were as follows:

	Year Ended December 31,
	2010	2009	2008

Dividend yield	0.75%	3.50%	1.50%
Volatility:
Near term	37.0%	74.0%	38.0%
Long term	45.0%	43.0%	36.0%
Expected life	6 yrs.	7 yrs.	6 yrs.
Yield curve:
6 month	0.19%	0.45%	1.90%
1 year	0.32%	0.72%	1.91%
3 year	1.36%	1.40%	2.17%
5 year	2.30%	1.99%	2.79%
10 year	3.61%	3.02%	3.73%

The dividend yield is estimated based on the current expected annualized dividend payment and the average expected price of the Company’s common shares during the same periods.

The estimated volatility is based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options. The weighted average volatility for 2010 grants was 40%.

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

The following table summarizes the Company’s stock option activity during 2010:

		Weighted Average
	Options	Exercise
	(In millions)	Price Per Share

Outstanding at December 31, 2009	13.1	$29.15
Granted	0.6	38.24
Exercised	(4.9)	28.80
Forfeited, Canceled or Expired	(0.1)	45.13

Outstanding at December 31, 2010	8.7	$29.72

Exercisable at December 31, 2010	4.2	$42.67

The weighted-average fair value per option for options granted during 2010, 2009 and 2008 was $14.73, $4.69, and $17.24, respectively, and the service period is typically four years. The total intrinsic value of options exercised during 2010, 2009 and 2008 was approximately $115 million, $1 million and $89 million, respectively, resulting in tax benefits of approximately $44 million, $0.3 million and $35 million, respectively. As of December 31, 2010,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

there was approximately $21 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested options, which is expected to be recognized over a weighted-average period of 1.17 years on a straight-line basis.

The aggregate intrinsic value of outstanding options as of December 31, 2010 was $272 million. The aggregate intrinsic value of exercisable options as of December 31, 2010 was $77 million. The weighted-average contractual life was 4.50 years for outstanding options and 2.67 years for exercisable option as of December 31, 2010.

The Company recognizes compensation expense equal to the fair market value of the stock on the date of grant for restricted stock and unit grants over the service period. The weighted-average fair value per stock or unit granted during 2010, 2009 and 2008 was $37.33, $11.15 and $46.49, respectively. The service period is typically three or four years except in the case of restricted stock and units issued in lieu of a portion of an annual cash bonus where the restriction lapse period is typically in equal installments over a two year period, or in equal installments on the first, second and third fiscal year ends following grant date with distribution on the third fiscal year end.

At December 31, 2010, there was approximately $68 million (net of estimated forfeitures) in unamortized compensation cost related to restricted stock and units. The weighted average remaining term was 1.08 years for restricted stock and units outstanding at December 31, 2010. The fair value of restricted stock and units for which the restrictions lapsed during 2010, 2009 and 2008 was approximately $62 million, $33 million and $85 million, respectively.

The following table summarizes the Company’s restricted stock and units activity during 2010:

	Number of	Weighted Average
	Restricted	Grant Date Value
	Stock and Units	Per Share
	(In millions)

Outstanding at December 31, 2009	8.0	$28.48
Granted	2.0	37.33
Lapse of restrictions	(1.4)	43.00
Forfeited or Canceled	(0.1)	27.82

Outstanding at December 31, 2010	8.5	$28.11

2002 Employee Stock Purchase Plan

In April 2002, the Board of Directors adopted (and in May 2002 the shareholders approved) the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase shares through payroll deductions and reserved 11,988,793 shares for issuance under the ESPP. The ESPP commenced in October 2002.

All full-time employees who have completed 30 days of continuous service and who are employed by the Company on U.S. payrolls are eligible to participate in the ESPP. Eligible employees may contribute up to 20% of their total cash compensation to the ESPP. Amounts withheld are applied at the end of every three month accumulation period to purchase shares. The value of the shares (determined as of the beginning of the offering period) that may be purchased by any participant in a calendar year is limited to $25,000. The purchase price to employees is equal to 95% of the fair market value of shares at the end of each period. Participants may withdraw their contributions at any time before shares are purchased.

Approximately 117,000 shares were issued under the ESPP during the year ended December 31, 2010 at purchase prices ranging from $36.77 to $54.00. Approximately 265,000 shares were issued under the ESPP during the year ended December 31, 2009 at purchase prices ranging from $11.01 to $30.42.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 24.	Derivative Financial Instruments

The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies, including the Euro, Canadian Dollar and Yen. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro and Yen forward contracts at December 31, 2010 are $31 million and $6 million, respectively, with average exchange rates of 1.3 and 83.7, respectively, with terms of primarily less than one year. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies.

The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in the Company’s consolidated statements of income during each reporting period.

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At December 31, 2010, the Company has six interest rate swap agreements with an aggregate notional amount of $500 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012, 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges.

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

Fair Value of Derivative Instruments
(In millions)

	December 31, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—
Interest rate swaps	Other assets	16	Other assets	7

Total assets		$16		$7

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—

Total assets		$—		$—

Liability Derivatives
Forward contracts	Accrued expenses	$9	Accrued expenses	$7

Total liabilities		$9		$7

Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2010 and 2009
(In millions)

Balance at December 31, 2008	$(6)
Mark-to-market gain on forward exchange contracts	—
Reclassification of gain from OCI to management fees, franchise fees, and other income	6

Balance at December 31, 2009	$—

Balance at December 31, 2009	$—
Mark-to-market loss on forward exchange contracts	1
Reclassification of loss from OCI to management fees, franchise fees, and other income	(1)

Balance at December 31, 2010	$—

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
	Location of Gain or (Loss) Recognized	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	in Income on Derivative	2010	2009	2008

Foreign forward exchange contracts	Interest expense, net	$(45)	$(15)	$14

Total (loss) gain included in income		$(45)	$(15)	$14

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 25.	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Restricted cash	$10	$10	$7	$7
VOI notes receivable	132	153	222	253
Securitized vacation ownership notes receivable	408	492	—	—
Other notes receivable	19	19	14	14

Total financial assets	$569	$674	$243	$274

Liabilities:
Long-term debt	$2,848	$3,120	$2,955	$3,071
Long-term securitized debt	367	373	—	—
Other long-term debt liabilities	—	—	8	8

Total financial liabilities	$3,215	$3,493	$2,963	$3,079

Off-Balance sheet:
Letters of credit	$—	$159	$—	$168
Surety bonds	—	23	—	21

Total Off-Balance sheet	$—	$182	$—	$189

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value. The Company records its derivative assets and liabilities at fair value. See Note 12 for recorded amounts and the method and assumption used to estimate fair value.

The carrying value of the Company’s restricted cash approximates its fair value. The Company estimates the fair value of its VOI notes receivable and securitized VOI notes receivable using assumptions related to current securitization market transactions. The amount is then compared to a discounted expected future cash flow model using a discount rate commensurate with the risk of the underlying notes, primarily determined by the credit worthiness of the borrowers based on their FICO scores. The results of these two methods are then evaluated to conclude on the estimated fair value. The fair value of other notes receivable is estimated based on terms of the instrument and current market conditions. These financial instrument assets are recorded in the other assets line item in the Company’s consolidated balance sheet.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 26.	Commitments and Contingencies

The Company had the following contractual obligations outstanding as of December 31, 2010 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Unconditional purchase obligations(a)	$225	$69	$124	$28	$4
Other long-term obligations	3	2	1	—	—

Total contractual obligations	$228	$71	$125	$28	$4

(a)	Included in these balances are commitments that may be reimbursed or satisfied by the Company’s managed and franchised properties.

The Company had the following commercial commitments outstanding as of December 31, 2010 (in millions):

		Amount of Commitment Expiration Per Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$159	$144	$12	$—	$3

Variable Interest Entities.  The Company has evaluated hotels in which it has a variable interest, which is generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by primarily considering the qualitative factors. Qualitative factors include evaluating if the Company has the power to control the VIE and has the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. The Company has determined it is not the primary beneficiary of these VIEs and therefore these entities are not consolidated in the Company’s financial statements. See Note 10 for the VIEs in which the Company is deemed the primary beneficiary and has consolidated the entities.

The 15 VIEs associated with the Company’s variable interests represent entities that own hotels for which the Company has entered into management or franchise agreements with the hotel owners. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.

At December 31, 2010, the Company has approximately $68 million of investments and a loan balance of $9 million associated with 12 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.

Additionally, the Company has approximately $6 million of investments and certain performance guarantees associated with three VIEs. During 2010, the Company recorded a $3 million charge to selling, general and administrative expenses, relating to one of these VIEs, for a performance guarantee relating to a hotel managed by the Company. The maximum remaining exposure of this guarantee is $1 million. The Company’s remaining performance guarantees have possible cash outlays of up to $68 million, $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.

At December 31, 2009, the Company has approximately $81 million of investments associated with 18 VIEs, equity investments of $11 million associated with one VIE and a loan balance of $5 million associated with one VIE.

Guaranteed Loans and Commitments.  In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $14 million at December 31, 2010. The Company evaluates these loans for impairment, and at December 31, 2010, believes these loans are collectible. Unfunded loan commitments

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

aggregating $18 million were outstanding at December 31, 2010, $0 million of which is expected to be funded in 2011, with $1 million expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $56 million of equity and other potential contributions associated with managed or joint venture properties, $20 million of which is expected to be funded in 2011.

Surety bonds issued on behalf of the Company at December 31, 2010 totaled $23 million, the majority of which were required by state or local governments relating to the Company’s vacation ownership operations and by its insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under performance guarantees or losing a significant number of management or franchise contracts in 2011.

In connection with the acquisition of the Le Méridien brand in November 2005, the Company assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2014. During the year ended December 31, 2010, the Company reached an agreement with the owner of this property to fully release the Company of its performance guarantee obligation in return for a payment of approximately $1 million to the owner. Additionally, in connection with this settlement, the term of the management contract was extended by five years. As a result of this settlement, the Company recorded a credit to selling, general, administrative and other expenses of approximately $8 million for the difference between the carrying amount of the guarantee liability and the cash payment of $1 million.

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

Collective Bargaining Agreements.  At December 31, 2010, approximately 34% of the Company’s U.S.-based employees were covered by various collective bargaining agreements, providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are satisfactory.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Captive Insurance Company.  Estimated insurance claims payable at December 31, 2010 and 2009 were $72 million and $74 million, respectively. At December 31, 2010 and 2009, standby letters of credit amounting to $64 million and $83 million, respectively, had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company.

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

For purposes of governing certain of the ongoing relationships between the Company and ITT Industries after the Distribution and spin-off of ITT Corporation and to provide for an orderly transition, the Company and ITT Industries have entered into various agreements including a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. The Company may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements. Based on available information, management does not believe that these matters would have a material impact on the Company’s consolidated results of operations, financial position or cash flows. During the year ended December 31, 2010, the Company reversed a liability related to the 1998 acquisition (see Note 14).

Note 27.	Business Segment and Geographical Information

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

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest expense, net of interest income, losses on asset dispositions and impairments, restructuring and other special charges (credits) and income tax benefit (expense). The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segments (in millions):

	2010	2009	2008

Revenues:
Hotel	$4,383	$4,022	$4,860
Vacation ownership and residential	688	674	894

Total	$5,071	$4,696	$5,754

Operating income:
Hotel	$571	$471	$776
Vacation ownership and residential	105	73	136

Total segment operating income	676	544	912
Selling, general, administrative and other	(151)	(139)	(161)
Restructuring, goodwill impairment and other special charges, net	75	(379)	(141)

Operating income	600	26	610
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	8	(5)	12
Vacation ownership and residential	2	1	4
Interest expense, net	(236)	(227)	(207)
Loss on asset dispositions and impairments, net	(39)	(91)	(98)

Income (loss) from continuing operations before taxes and noncontrolling interests	$335	$(296)	$321

Depreciation and amortization:
Hotel	$207	$229	$241
Vacation ownership and residential	27	27	29
Corporate	51	53	43

Total	$285	$309	$313

Assets:
Hotel(a)	$6,440	$5,924	$6,728
Vacation ownership and residential(b)	2,139	1,639	2,183
Corporate	1,197	1,198	792

Total	$9,776	$8,761	$9,703

Capital expenditures:
Hotel	$184	$171	$344
Vacation ownership and residential	151	145	389
Corporate	42	27	84

Total(c)	$377	$343	$817

(a)	Includes $285 million and $343 million of investments in unconsolidated joint ventures at December 31, 2010 and 2009, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(b)	Includes $27 million and $25 million of investments in unconsolidated joint ventures at December 31, 2010 and 2009, respectively.

(c)	Includes $227 million, $196 million, and $476 million of property, plant, and equipment expenditures as of December 31, 2010, 2009, and 2008, respectively. Additional expenditures included in the amounts above consist of vacation ownership inventory and investments in management contracts and hotel joint ventures.

The following table presents revenues and long-lived assets by geographical region (in millions):

	Revenues			Long-Lived Assets
	2010	2009	2008	2010	2009

United States	$3,312	$3,387	$4,058	$2,186	$2,334
Italy	160	172	370	324	399
All other international	1,599	1,137	1,326	1,125	1,056

Total	$5,071	$4,696	$5,754	$3,635	$3,789

Other than Italy, there were no individual international countries, which comprised over 10% of the total revenues of the Company for the years ended December 2010, 2009 or 2008, or 10% of the total long-lived assets of the Company as of December 31, 2010 or 2009.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 28.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share data)

2010
Revenues	$1,187	$1,289	$1,255	$1,340	$5,071
Costs and expenses	$1,102	$1,152	$1,133	$1,084	$4,471
Income from continuing operations	$28	$79	$(5)	$206	$308
Discontinued operations	$—	$35	$(1)	$133	$167
Net income	$28	$114	$(6)	$339	$475
Earnings per share:
Basic —
Income (loss) from continuing operations	$0.16	$0.44	$(0.03)	$1.13	$1.70
Discontinued operations	$—	$0.19	$0.00	$0.72	$0.91

Net income	$0.16	$0.63	$(0.03)	$1.85	$2.61
Diluted —
Income (loss) from continuing operations	$0.16	$0.42	$(0.03)	$1.08	$1.63
Discontinued operations	$—	$0.19	$0.00	$0.70	$0.88

Net income	$0.16	$0.61	$(0.03)	$1.78	$2.51
2009
Revenues	$1,127	$1,167	$1,156	$1,246	$4,696
Costs and expenses	$1,066	$1,068	$1,070	$1,466	$4,670
Income from continuing operations	$7	$140	$36	$(186)	$(3)
Discontinued operations	$(3)	$(6)	$4	$79	$74
Net income	$4	$134	$40	$(107)	$71
Earnings per share:
Basic —
Income (loss) from continuing operations	$0.04	$0.79	$0.20	$(1.03)	$(0.00)
Discontinued operations	$(0.01)	$(0.04)	$0.02	$0.44	$0.41

Net income	$0.03	$0.75	$0.22	$(0.59)	$0.41
Diluted —
Income (loss) from continuing operations	$0.04	$0.78	$0.20	$(1.03)	$(0.00)
Discontinued operations	$(0.01)	$(0.04)	$0.02	$0.44	$0.41

Net income	$0.03	$0.74	$0.22	$(0.59)	$0.41

Due to the dispositions in the fourth quarter of 2009 that were recorded as discontinued operations (see Note 19), certain amounts in the table above have been reclassified to present comparable results for all periods presented.

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)
		Charged
		to/reversed	Charged
	Balance	from	to/from Other	Payments/	Balance
	January 1,	Expenses	Accounts(a)	Other	December 31,

2010
Trade receivables — allowance for doubtful accounts	$54	$9	$11	$(19)	$55
Notes receivable — allowance for doubtful accounts	$118	$42	$64	$(45)	$179
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$34	$(75)	$8	$62	$29
2009
Trade receivables — allowance for doubtful accounts	$49	$8	$7	$(10)	$54
Notes receivable — allowance for doubtful accounts	$117	$64	$(3)	$(60)	$118
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$41	$379	$(332)	$(54)	$34
2008
Trade receivables — allowance for doubtful accounts	$50	$8	$3	$(12)	$49
Notes receivable — allowance for doubtful accounts	$94	$55	$—	$(32)	$117
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$9	$141	$(83)	$(26)	$41

(a)	Charged to/from other accounts:

Description of
Charged to/from
Other Accounts

2010
Accrued expenses	$2
Accrued salaries, wages and benefits	8
Impact of ASU No. 2009-17 (See Note 2)	73

Total charged to/from other accounts	$83

2009
Plant, property and equipment	$(178)
Goodwill	(90)
Inventory	(61)
Investments	(5)
Other assets	(1)
Accounts receivable	2
Accrued expenses	5

Total charged to/from other accounts	$(328)

2008
Investments	$(7)
Plant, property and equipment	(66)
Other assets	3
Accrued expenses	(14)
APIC	4

Total charged to/from other accounts	$(80)

S-1