Form 10-K/A
period 2010-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2011-03-11
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 18, 2011 (the “initial filing”), is being filed for the purposes of including the associated Interactive Data Files and updating the list of exhibits to the initial filing, including the provision of the Interactive Data Files on Exhibit 101.

No other changes have been made to the initial filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the date of the initial filing, and does not modify or update any related disclosures made in the initial filing.

Pursuant to Rule 406T of Regulation S-T the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 15	Exhibits, Financial Statement Schedules.

(a) 3.  Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Company, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 1994). (The SEC file number of all filings made by the Company pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein is 1-7959).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Company and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Master Agreement and Plan of Merger, dated as of November 14, 2005, among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership (the “Merger Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2005).
2.4	Amendment Agreement, dated as of March 24, 2006, to the Merger Agreement (incorporated by reference to Exhibit 2.1 of the Joint Current Report on Form 8-K filed with the SEC on March 29, 2006).
3.1	Articles of Amendment and Restatement of the Company, as of May 30, 2007 (incorporated by reference to Appendix A to the Company’s 2007 Notice of Annual Meeting and Proxy Statement).
3.2	Amended and Restated Bylaws of the Company, as amended and restated through April 10, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2006 (the “April 13 Form 8-K”).
3.3	Amendment to Amended and Restated Bylaws of the Company, dated as of March 13, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2008).
4.1	Termination Agreement dated as of April 7, 2006 between the Company and the Trust (incorporated by reference to Exhibit 4.1 of the April 13 Form 8-K).
4.2	Amended and Restated Rights Agreement, dated as of April 7, 2006, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Amended and Restated Articles Supplementary of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.2 of the April 13 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed with the SEC on November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 1999).
4.5	Second Indenture Supplement, dated as of April 9, 2006, among the Company, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the April 13 Form 8-K).
4.6	Indenture, dated as of April 19, 2002, among the Company, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed with the SEC on November 19, 2002).
4.7	Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2007 (the “September 17 Form 8-K”)).
4.8	Supplemental Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the September 17 Form 8-K).

Exhibit
Number	Description of Exhibit

4.9	Supplemental Indenture No. 2, dated as of May 23, 2008, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2008).
4.10	Supplemental Indenture No. 3, dated as of May 7, 2009, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009).
4.11	Supplemental Indenture No. 4, dated as of November 20, 2009, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2009).
The registrant hereby agrees to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the registrant and its consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Company and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended December 31, 1998).
10.2	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.3	Credit Agreement, dated as of April 20, 2010, among the Company, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2010).
10.4	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).*
10.5	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).*
10.6	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1). *
10.7	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K).*
10.8	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K).*
10.9	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Company’s 2002 Proxy Statement).*
10.10	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1).*
10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).*
10.12	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K).*
10.13	2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008 (“2004 LTIP”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (the “January 2009 8-K”)).*
10.14	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 Form 10-Q2).*
10.15	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K).*

Exhibit
Number	Description of Exhibit

10.16	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 13, 2006 (the February 2006 Form 8-K”)).*
10.17	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K).*
10.18	Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the 2006 Form 10-Q2”)).*
10.19	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2).*
10.20	Annual Incentive Plan for Certain Executives, amended and restated as of December 2008 (incorporated by reference to Exhibit 10.2 to the January 2009 8-K).*
10.21	Starwood Hotels & Resorts Worldwide, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 22, 2008 (incorporate by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).*
10.22	Form of Indemnification Agreement between the Company and each of its Directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2009).*
10.23	Employment Agreement, dated as of November 13, 2003, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K).*
10.24	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2007 (the “August 17 Form 8-K”)).*
10.25	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”).*
10.26	Employment Agreement, dated as of September 25, 2000, between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”)).*
10.27	Letter Agreement, dated July 22, 2004 between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K).*
10.28	Letter Agreement, dated August 14, 2007, between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.1 to the August 17 Form 8-K).*
10.29	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.43 to the 2008 Form 10-K).*
10.30	Employment Agreement, dated as of August 2, 2007, between the Company and Bruce W. Duncan (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2007).*
10.31	Form of Restricted Stock Unit Agreement between the Company and Bruce W. Duncan pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).*
10.32	Amended and Restated Employment Agreement, dated as of December 30, 2008, between the Company and Frits van Paasschen (incorporated by reference to Exhibit 10.52 to the 2008 Form 10-K).*
10.33	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (the “2007 Form 10-Q3”)).*
10.34	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.6 to the 2007 Form 10-Q3).*
10.35	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.7 to the 2007 Form 10-Q3). *

Exhibit
Number	Description of Exhibit

10.57	Form of Severance Agreement between the Company and each of Messrs. Siegel and Prabhu (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K).*
10.58	Letter Agreement, dated August 22, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “2009 Form 10-Q1”).*
10.59	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Matthew Avril (incorporated by reference to Exhibit 10.2 to the 2009 Form 10-Q1).*
10.60	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.3 to the 2009 Form 10-Q1).*
10.61	Letter Agreement, dated April 15, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.7 to the 2009 Form 10-Q1).*
10.62	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Simon Turner (incorporated by reference to Exhibit 10.8 to the 2009 Form 10-Q1).*
10.63	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.9 to the 2009 Form 10-Q1).*
12.1	Calculation of Ratio of Earnings to Total Fixed Charges.†
21.1	List of our Subsidiaries.†
23.1	Consent of Ernst & Young LLP.†
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.+
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.+
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.+
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.+
101	The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

+	Filed herewith.

†	Copies of these exhibits are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2011.

*	Indicates management contract or compensatory plan or arrangement

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference to any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Chief Executive Officer and Director

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frits van Paasschen Frits van Paasschen	Chief Executive Officer and Director	March 11, 2011