Form 10-Q
period 2011-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2011-04-29
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011
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
     195,073,649 shares of common stock, par value $0.01 per share, outstanding as of April 22, 2011.

Page
PART I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010	4
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2011 and 2010	5
Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31

PART II. Other Information

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 18, 2011 as amended by the 10-K/A report filed on March 11, 2011. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2011.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$675	$753
Restricted cash	73	53
Accounts receivable, net of allowance for doubtful accounts of $41 and $45	558	513
Inventories	819	802
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $9 and $10	58	59
Prepaid expenses and other	176	126

Total current assets	2,359	2,306
Investments	291	312
Plant, property and equipment, net	3,273	3,323
Assets held for sale	100	—
Goodwill and intangible assets, net	2,068	2,067
Deferred tax assets	988	979
Other assets	399	381
Securitized vacation ownership notes receivable	381	408

	$9,859	$9,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$8	$9
Accounts payable	140	138
Current maturities of long-term securitized vacation ownership debt	126	127
Accrued expenses	1,185	1,104
Accrued salaries, wages and benefits	314	410
Accrued taxes and other	354	373

Total current liabilities	2,127	2,161
Long-term debt	2,845	2,848
Long-term securitized vacation ownership debt	333	367
Deferred income taxes	29	28
Other liabilities	1,905	1,886

	7,239	7,290

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 195,091,721 and 192,970,437 shares at March 31, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	861	805
Accumulated other comprehensive loss	(232)	(283)
Retained earnings	1,975	1,947

Total Starwood stockholders’ equity	2,606	2,471
Noncontrolling interest	14	15

Total equity	2,620	2,486

	$9,859	$9,776

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months
	Ended
	March 31
	2011	2010
Revenues
Owned, leased and consolidated joint venture hotels	$410	$381
Vacation ownership and residential sales and services	153	133
Management fees, franchise fees and other income	177	153
Other revenues from managed and franchised properties	555	520

	1,295	1,187

Costs and Expenses
Owned, leased and consolidated joint venture hotels	361	329
Vacation ownership and residential	111	101
Selling, general, administrative and other	80	76
Restructuring, goodwill impairment and other special charges, net	—	—
Depreciation	60	66
Amortization	8	10
Other expenses from managed and franchised properties	555	520

	1,175	1,102
Operating income	120	85
Equity (losses) earnings and gains and losses from unconsolidated ventures, net	4	3
Interest expense, net of interest income of $1 and $1	(54)	(62)
Gain (loss) on asset dispositions and impairments, net	(33)	1

Income from continuing operations before taxes and noncontrolling interests	37	27
Income tax benefit (expense)	(10)	1

Income (loss) from continuing operations	27	28
Discontinued operations:
Gain (loss) on dispositions, net of tax (benefit) expense of $1 and $0	(1)	—

Net income	26	28
Net loss (income) attributable to noncontrolling interests	2	2

Net income attributable to Starwood	$28	$30

Earnings (Losses) Per Share — Basic
Continuing operations	$0.16	$0.16
Discontinued operations	(0.01)	—

Net income	$0.15	$0.16

Earnings (Losses) Per Share — Diluted
Continuing operations	$0.15	$0.16
Discontinued operations	(0.01)	—

Net income	$0.14	$0.16

Amounts attributable to Starwood’s Common Shareholders
Income (loss) from continuing operations	$29	$30
Discontinued operations	(1)	—

Net income	$28	$30

Weighted average number of shares	187	181

Weighted average number of shares assuming dilution	194	187

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$26	$28
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	55	(24)
Change in fair value of derivatives	(2)	1
Change in fair value of investments	—	(1)

Total other comprehensive income (loss), net of taxes	53	(24)

Comprehensive income	79	4
Comprehensive loss attributable to noncontrolling interests	2	2
Foreign currency translation adjustments attributable to noncontrolling interests	(2)	—

Comprehensive income attributable to Starwood	$79	$6

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net income	$26	$28
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	1	—
Depreciation and amortization	—	—
Depreciation and amortization	68	76
Amortization of deferred gains	(21)	(20)
Non-cash portion of restructuring and other special charges (credits), net	—	—
(Gain) loss on asset dispositions and impairments, net	33	(1)
Stock-based compensation expense	19	17
Excess stock-based compensation tax benefit	(12)	(1)
Distributions in excess (deficit) of equity earnings	(2)	(1)
Non-cash portion of income tax (benefit) expense	3	1
Other non-cash adjustments to net income	7	—
Decrease (increase) in restricted cash	(15)	(1)
Other changes in working capital	(112)	(93)
Securitized VOI notes receivable activity, net	29	25
Unsecuritized VOI notes receivable activity, net	(33)	(26)
Accrued and deferred income taxes and other	(2)	9

Cash (used for) from operating activities	(11)	13

Investing Activities
Purchases of plant, property and equipment	(61)	(24)
(Issuance) collection of notes receivable, net	(1)	(1)
Proceeds from investments, net	2	2
Other, net	(9)	(4)

Cash (used for) from investing activities	(69)	(27)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	—	83
Long-term debt repaid	(2)	(5)
Long-term securitized debt repaid	(35)	(32)
Dividends paid	(2)	(37)
Proceeds from employee stock option exercises	43	17
Excess stock-based compensation tax benefit	12	1
Other, net	(27)	(8)

Cash (used for) from financing activities	(11)	19

Exchange rate effect on cash and cash equivalents	13	(1)

(Decrease) increase in cash and cash equivalents	(78)	4
Cash and cash equivalents — beginning of period	753	87

Cash and cash equivalents — end of period	$675	$91

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$23	$43

Income taxes, net of refunds	$31	$17

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
     Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of approximately 1,050 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.
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
     In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”, which supersedes certain guidance in ASC 605-25, Revenue Recognition — Multiple Element Arrangements. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company adopted this topic on January 1, 2011 and it had no material impact on its consolidated financial statements.
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
     The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per share data):

	Three Months Ended March 31,
	2011			2010
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
Basic earnings from continuing operations	$29	187	$0.16	$30	181	$0.16
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	7	(0.01)	—	6	—

Diluted earnings from continuing operations	$29	194	$0.15	$30	187	$0.16

     Approximately 728,000 shares and 5,114,000 shares were excluded from the computation of diluted shares for the three months ended March 31, 2011 and 2010, respectively, as their impact would have been anti-dilutive.

Note 4. Acquisitions
     On May 31, 2010, the Company paid approximately $23 million to acquire a controlling interest in a joint venture after one of the Company’s former partners exercised its right to put its interest to the Company in accordance with the terms of the joint venture agreement. During the three months ended March 31, 2011, the Company acquired the remaining subordinated equity of this joint venture for approximately $1 million which was reflected as a decrease in equity attributable to the Company.
Note 5. Asset Dispositions and Impairments
     During the three months ended March 31, 2011, the Company recorded an impairment charge of $32 million to fully impair its noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan. Due to the earthquake in Japan and the negative impact on the economics of the hotel, the joint venture was unable to make its April 2011 debt payment to the bank and is in technical default. As a result, the Company no longer believes that it will recover the carrying amount of its investment and has concluded that it is permanently impaired.
     During the three months ended March 31, 2010, the Company recorded a net gain of approximately $1 million related to the sale of its noncontrolling interest in a joint venture that owned one hotel and the sale of a non-core asset, partially offset by losses on the termination of two management contracts.
Note 6. Assets Held for Sale
     During the three months ended March 31, 2011, the Company entered into purchase and sale agreements for the sale of one wholly-owned hotel for total cash consideration of approximately $110 million. The Company received a $6 million non-refundable deposit from the prospective buyer during the first quarter, and the hotel and estimated goodwill to be allocated to this asset is classified as assets held for sale as of March 31, 2011. The sale was completed on April 6, 2011, and is subject to a long-term management contract.
Note 7. Transfers of Financial Assets
     The Company has variable interests in the VIEs associated with its five outstanding securitization transactions. The Company applied the variable interest model and determined it is the primary beneficiary of these VIEs. In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related VIEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the option, subject to certain limitations, to repurchase or replace VOI notes receivable that are in default at their outstanding principal amounts. Such activity totaled $8 million during the three months ended March 31, 2011 and 2010. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company holds the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, the Company holds both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.
     The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished to maintain the credit rating of the underlying notes.
     Upon transfer of vacation ownership notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. The Company’s interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (See Note 11). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $11 million and $10 million during the three months ended March 31, 2011 and 2010, respectively, and is classified in Cash and cash equivalents.
     See Note 8 for disclosures and amounts related to the securitized vacation ownership note receivables.

Note 8. Vacation Ownership Notes Receivable
     Notes receivable (net of reserves) related to the Company’s vacation ownership loans consist of the following (in millions):

	March 31,	December 31,
	2011	2010
Vacation ownership loans — securitized	$439	$467
Vacation ownership loans — unsecuritized	178	152

	617	619
Less: current portion
Vacation ownership loans — securitized	(58)	(59)
Vacation ownership loans — unsecuritized	(24)	(20)

	$535	$540

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
     The Company records interest income associated with VOI notes in its vacation ownership and residential sale and services line item in its consolidated statements of income. Interest income related to the Company’s VOI notes receivable was as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Vacation ownership loans — securitized	$17	$16
Vacation ownership loans — unsecuritized	5	6

	$22	$22

     The following tables present future maturities of gross VOI notes receivable and interest rates (in millions):

	Securitized	Unsecuritized	Total
2011	$67	$34	$101
2012	70	22	92
2013	72	21	93
2014	71	22	93
Thereafter	231	157	388

Balance at March 31, 2011	$511	$256	$767

Weighted Average Interest Rates	12.70%	12.11%	12.48%

Range of interest rates	5 to 18%	5 to 18%	5 to 18%

     For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes profit on a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loss reserves, the Company uses a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of its loan loss reserve requirements. As of March 31, 2011, the average estimated default rate for the Company’s pools of receivables was approximately 10%.

     The activity and balances for the Company’s loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2009	$—	$94	$94
Provisions for loan losses	(2)	16	14
Write-Offs	—	(13)	(13)
Adoption of ASU No. 2009-17	77	(4)	73
Other	(8)	8	—

Balance at March 31, 2010	$67	$101	$168

Balance at December 31, 2010	$82	$79	$161
Provisions for loan losses	(2)	7	5
Write-Offs	—	(16)	(16)
Other	(8)	8	—

Balance at March 31, 2011	$72	$78	$150

     The primary credit quality indicator used by the Company to calculate the loan loss reserve for the VOI notes is the origination of the notes by brand (Sheraton, Westin, and Other) as the Company believes there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired. In addition to quantitatively calculating the loan loss reserve based on its static pool analysis, the Company supplements the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year, and the Fair Isaac Corporation (“FICO”) scores of the buyers.
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
Note 9. Fair Value
     The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$—	$—	$—
Interest rate swaps	—	14	—	14

	$—	$14	$—	$14
Liabilities:
Forward contracts	$—	$2	$—	$2
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

Note 10. Debt
     Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	March 31,	December 31,
	2011	2010
Senior Credit Facilities:
Revolving Credit Facility, maturing 2013	$—	$—
Senior Notes, interest at 7.875%, maturing 2012	609	609
Senior Notes, interest at 6.25%, maturing 2013	502	504
Senior Notes, interest at 7.875%, maturing 2014	490	490
Senior Notes, interest at 7.375%, maturing 2015	450	450
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	245	245
Mortgages and other, interest rates ranging from 2.42% to 9.00%, various maturities	157	159

	2,853	2,857
Less current maturities	(8)	(9)

Long-term debt	$2,845	$2,848

     During the three months ended March 31, 2011, the Company entered into two interest rate swaps with a total notional amount of $100 million, which the Company pays floating and receives fixed interest rates. See Note 13.
Note 11. Securitized Vacation Ownership Debt
     As discussed in Note 7, the Company’s VIEs associated with the securitization of its vacation ownership notes receivable are consolidated in the Company’s financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
2003 securitization, interest rates ranging from 3.95% to 6.96%, maturing 2018	$15	$17
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2018	50	55
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	36	39
2009 securitization, interest rates at 5.81%, maturing 2016	120	128
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	238	255

	459	494
Less current maturities	(126)	(127)

Long-term securitized debt	$333	$367

Note 12. Other Liabilities
     Other liabilities consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
Deferred gains on asset sales	$922	$930
SPG point liability and other obligations	691	702
Deferred income including VOI and residential sales	36	20
Benefit plan liabilities	59	61
Insurance reserves	49	46
Other	148	127

	$1,905	$1,886

     The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of March 31, 2011 and December 31, 2010, the Company had total deferred gains of approximately $1 billion included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $21 million and $20 million in the three months ended March 31, 2011 and 2010, respectively.
Note 13. Derivative Financial Instruments
     The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro and Yen forward contracts at March 31, 2011 are $26 million and $4 million, respectively, with average exchange rates of 1.3 and 83.6, respectively, with terms of less than one year. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies.
     The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in the Company’s consolidated statements of income during each reporting period. These forward contracts provide an economic hedge as they largely offset foreign currency exposure on intercompany loans.
     The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At March 31, 2011, the Company has eight interest rate swap agreements with an aggregate notional amount of $600 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012, 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.
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
Fair Value of Derivative Instruments
(in millions)

	March 31,		December 31,
	2011		2010
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—
Interest rate swaps	Other assets	14	Other assets	16

Total assets		$14		$16

Liability Derivatives
Forward contracts	Accrued expenses	$2	Accrued expenses	$—

Total liabilities		$2		$—

	March 31,		December 31,
	2011		2010
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—

Total assets		$—		$—

Liability Derivatives
Forward contracts	Accrued expenses	$—	Accrued expenses	$9

Total liabilities		$—		$9

Consolidated Statements of Income and Comprehensive Income
for the Three Months Ended March 31, 2011 and 2010
(in millions)

Balance at December 31, 2010	$—
Mark-to-market (gain) loss on forward exchange contracts	2
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	—

Balance at March 31, 2011	$2

Balance at December 31, 2009	$—
Mark-to-market (gain) loss on forward exchange contracts	(1)
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	—

Balance at March 31, 2010	$(1)

Derivatives Not	Location of Gain	Amount of Gain
Designated as Hedging	or (Loss) Recognized	or (Loss) Recognized
Instruments	in Income on Derivative	in Income on Derivative
		Three Months Ended
		March 31,
		2011	2010
Foreign forward exchange contracts	Interest expense, net	$—	$(18)

Total loss included in income		$—	$(18)

Note 14. Pension and Postretirement Benefit Plans
     The following table presents the components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011			2010
		Foreign			Foreign
	Pension	Pension	Postretirement		Pension	Postretirement
	Benefits	Benefits	Benefits	Pension Benefits	Benefits	Benefits
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	0.2	2.4	0.2	0.2	2.5	0.2
Expected return on plan assets	—	(2.9)	—	—	(2.6)	—
Amortization of:
Actuarial loss	—	0.3	—	—	0.3	—

Net period benefit cost	$0.2	$(0.2)	$0.2	$0.2	$0.2	$0.2

     During the three months ended March 31, 2011, the Company contributed approximately $2 million to its pension and postretirement benefit plans. For the remainder of 2011, the Company expects to contribute approximately $8 million to its pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.
Note 15. Income Taxes
     The total amount of unrecognized tax benefits as of March 31, 2011, was $513 million, of which $37 million would affect the Company’s effective tax rate if recognized. It is reasonably possible that zero to substantially all of the Company’s other remaining unrecognized tax benefits will reverse within the next twelve months.
     The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2011, the Company had $89 million accrued for the payment of interest and no accrued penalties.

     The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of March 31, 2011, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.
Note 16. Stockholder’s Equity
     The following table represents changes in stockholders equity that are attributable to Starwood’s stockholders and non-controlling interests.

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
	Common		Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balance at December 31, 2010	193	$2	$805	$(283)	$1,947	$15	$2,486
Net income (loss)	—	—	—	—	28	(2)	26
Equity compensation activity and other	2	—	56	—	—	—	56
Dividends	—	—	—	—	—	(1)	(1)
Other comprehensive income (loss)	—	—	—	51	—	2	53

Balance at March 31, 2011	195	$2	$861	$(232)	$1,975	$14	$2,620

Share Issuances and Repurchases. During the three months ended March 31, 2011, the Company issued approximately 1,300,000 Company common shares as a result of stock option exercises. During the three months ended March 31, 2011, the Company did not repurchase any shares and no repurchase capacity remained available under the share repurchase authorization previously approved by the Company’s Board of Directors.
Note 17. Stock-Based Compensation
     In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the first quarter of 2011, the Company completed its annual grant of stock options, restricted shares and units to executive officers, Board of Directors and certain employees. The Company granted approximately 300,000 stock options that had a weighted average grant date fair value of $21.84 per option. The weighted average exercise price of these options was $61.28. In addition, the Company granted approximately 1,200,000 restricted shares and units that had a weighted average grant date fair value of $57.55 per share or unit.
     The Company recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $19 million and $17 million, in the three months ended March 31, 2011 and 2010, respectively.
     As of March 31, 2011, there was approximately $24 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which is expected to be recognized over a weighted-average period of 1.42 years on a straight-line basis.
     As of March 31, 2011, there was approximately $103 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted shares and units, which is expected to be recognized over a weighted-average period of 1.32 years on a straight-line basis.

Note 18. Fair Value of Financial Instruments
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Restricted cash	$5	$5	$10	$10
Vacation ownership notes receivable	154	179	132	153
Securitized vacation ownership notes receivable	381	459	408	492
Other notes receivable	19	19	19	19

Total financial assets	$559	$662	$569	$674

Liabilities:
Long-term debt	$2,845	$3,120	$2,848	$3,120
Long-term securitized vacation ownership debt	333	343	367	373

Total financial liabilities	$3,178	$3,463	$3,215	$3,493

Off-Balance sheet:
Letters of credit	$—	$158	$—	$159
Surety bonds	—	23	—	23

Total off-balance sheet	$—	$181	$—	$182

     The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value. The Company records its derivative assets and liabilities at fair value. See Note 9 for recorded amounts and the method and assumption used to estimate fair value.
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
     The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Hotel	$1,103	$1,016
Vacation ownership and residential	192	171

Total	$1,295	$1,187

Operating income:
Hotel	$122	$95
Vacation ownership and residential	35	24

Total segment operating income	157	119
Selling, general, administrative and other	(37)	(34)
Restructuring and other special charges, net	—	—

Operating income	120	85
Equity earnings (losses) and gains and (losses) from unconsolidated ventures, net:
Hotel	4	2
Vacation ownership and residential	—	1
Interest expense, net	(54)	(62)
Gain (loss) on asset dispositions and impairments, net	(33)	1

Income from continuing operations before taxes and noncontrolling interests	$37	$27

Capital expenditures:
Hotel	$42	$22
Vacation ownership and residential	29	34
Corporate	18	3

Total (c)	$89	$59

	March 31,	December 31,
	2011	2010
Assets:
Hotel (a)	$6,449	$6,440
Vacation ownership and residential (b)	2,199	2,139
Corporate	1,211	1,197

Total	$9,859	$9,776

(a)	Includes $263 million and $285 million of investments in unconsolidated joint ventures at March 31, 2011 and December 31, 2010, respectively.

(b)	Includes $28 million and $27 million of investments in unconsolidated joint ventures at March 31, 2011 and December 31, 2010, respectively.

(c)	Includes $61 million and $24 million of property, plant, and equipment expenditures for the three months ended March 31, 2011 and 2010, respectively. Additional expenditures included in the amounts above consist of vacation ownership inventory and investments in management contracts and hotel joint ventures.
Note 20. Commitments and Contingencies
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
     The 17 VIEs associated with the Company’s variable interests represent entities that own hotels for which the Company has entered into management or franchise agreements with the hotel owners. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.

     At March 31, 2011, the Company has approximately $76 million of investments and a loan balance of $9 million associated with 14 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.
     Additionally, the Company has approximately $6 million of investments and certain performance guarantees associated with three VIEs. The performance guarantees have possible cash outlays of up to $68 million, $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.
     At December 31, 2010, the Company had approximately $68 million of investments and a loan balance of $9 million associated with 12 VIEs. Additionally, the Company had approximately $6 million of investments and certain performance guarantees associated with three VIEs.
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $14 million at March 31, 2011. The Company evaluates these loans for impairment, and at March 31, 2011, believes the net carrying value of these loans is collectible. Unfunded loan commitments aggregating $18 million were outstanding at March 31, 2011, $0 million of which is expected to be funded in the next twelve months with $1 million expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $76 million of equity and other potential contributions associated with managed or joint venture properties, $33 million of which is expected to be funded in the next twelve months.
     Surety bonds issued on behalf of the Company as of March 31, 2011 totaled $23 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
     To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under performance guarantees in 2011.
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
CRITICAL ACCOUNTING POLICIES
     We believe the following to be our critical accounting policies:
     Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise revenues; (3) vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:
•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms’ revenue for comparable properties.

•	Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton®, Westin®, Four Points® by Sheraton, Le Méridien®, St. Regis, W®, Luxury Collection®, Aloft and Element® brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership and Residential — We recognize revenue from Vacation Ownership Interests (“VOIs”) sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer’s demonstration of a sufficient level of initial and continuing involvement. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectability of the fees is reasonably assured.

•	Revenues From Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.
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

     We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability (see Note 12), as of March 31, 2011 and December 31, 2010 is $755 million and $753 million, respectively, of which $226 million and $225 million, respectively, is included in accrued expenses.
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
     Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of March 31, 2011, the average estimated default rate for our pools of receivables was approximately 10%.
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
RESULTS OF OPERATIONS
     The following discussion presents an analysis of results of our operations for the three months ended March 31, 2011 and 2010.
     After an extremely difficult period, business conditions in the global lodging industry improved significantly in 2010 and that improvement continued in the first quarter of 2011. These improvements have resulted from better than expected occupancy primarily related to our three main classes of customers: business, leisure and group travelers, and the stabilization of room rates. As corporate profits have continued to rise, our business from the business travelers, which accounts for the majority of our revenues, is leading the recovery. In addition, the supply side growth has been lower than recent years which has led us to achieve upper single digit to low double digit REVPAR growth in many of our leading markets. We are the largest operator of upper upscale and luxury hotels in the world and we are seeing luxury travel leading the increases in occupancy. Despite the improvement in revenues, we continue to enforce previously instituted rigorous policies to control costs.
     Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels in connection with our strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of hotel management and franchise agreements. In 2010 and the first quarter of 2011, we sold two owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. One of the hotels was sold subject to a long-term management contract. Total revenues generated from these sold hotels were $0 million and $8 million for the three months ending March 31, 2011 and 2010, respectively.
     To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.
     At March 31, 2011, we had approximately 350 hotels in the active pipeline representing approximately 85,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 76% are in the upper upscale and luxury segments and 84% are outside of North America. During the first quarter of 2011, we signed 29 hotel management and franchise contracts representing approximately 8,700 rooms of which 19 are new builds and 10 are conversions from another brand and opened 21 new hotels and resorts representing approximately 5,200 rooms. During the first quarter of 2011, 11 hotels left the system, representing approximately 3,400 rooms.
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
     The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2011 (with comparable data for 2010):
Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Three Months Ended March 31, 2011
with Comparable Data for the Same Period in 2010(1)

	2011	2010
Metropolitan Area	Revenues	Revenues
New York, NY	10.1%	12.1%
Phoenix, AZ	7.6%	7.9%
Hawaii	6.3%	7.0%
Atlanta, GA	4.8%	4.4%
San Francisco, CA	4.3%	3.9%
     The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2011 (with comparable data for 2010):
Top Five International Markets as a % of Total Owned Revenues for
the Three Months Ended March 31, 2011
with Comparable Data for the Same Period in 2010(1)

	2011	2010
International Market	Revenues	Revenues
Canada	10.6%	10.0%
Australia	5.1%	4.2%
Italy	5.0%	5.6%
Mexico	4.9%	4.9%
Spain	4.7%	3.9%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

     The following table summarizes REVPAR(1), Average Daily Rate (“ADR”) and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 and 2010 represent results for 54 owned, leased and consolidated joint venture hotels (excluding 2 hotels sold and 9 hotels undergoing significant repositionings or without comparable results in 2011 and 2010).

	Three Months Ended
	March 31,
	2011	2010	Variance
Worldwide (54 hotels with approximately 18,000 rooms)
REVPAR	$132.37	$119.37	10.9%
ADR	$197.33	$191.11	3.3%
Occupancy	67.1%	62.5%	4.6

North America (27 hotels with approximately 11,000 rooms)
REVPAR	$134.14	$123.81	8.3%
ADR	$192.81	$186.55	3.4%
Occupancy	69.6%	66.4%	3.2

International (27 hotels with approximately 7,000 rooms)
REVPAR	$129.82	$112.98	14.9%
ADR	$204.46	$198.77	2.9%
Occupancy	63.5%	56.8%	6.7

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.
     The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended March 31, 2011 and 2010. Same-Store Systemwide Hotels represent results for same store owned, leased, managed and franchised hotels.

	Three Months Ended
	March 31,
	2011	2010	Variance
Worldwide
REVPAR	$105.28	$95.35	10.4%
ADR	$165.22	$156.56	5.5%
Occupancy	63.7%	60.9%	2.8

North America
REVPAR	$99.73	$89.75	11.1%
ADR	$153.31	$146.58	4.6%
Occupancy	65.1%	61.2	3.9

International
REVPAR	$113.08	$103.24	9.5%
ADR	$182.87	$170.77	7.1%
Occupancy	61.8%	60.5%	1.3

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
Continuing Operations

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2011	2010	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$410	$381	$29	7.6%
Management Fees, Franchise Fees and Other Income	177	153	24	15.7%
Vacation Ownership and Residential	153	133	20	15.0%
Other Revenues from Managed and Franchised Properties	555	520	35	6.7%

Total Revenues	$1,295	$1,187	$108	9.1%

     The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to improved REVPAR at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from two owned hotels that were sold or closed in 2010. These sold or closed hotels had revenues of $0 million in the three months ended March 31, 2011 compared to $8 million for the same period in 2010. Revenues at our Same-Store Owned Hotels (54 hotels for the three months ended March 31, 2011 and 2010, excluding the two hotels sold and nine additional hotels undergoing significant repositionings or without comparable results in 2011 and 2010) increased 7.7%, or $25 million, to $351 million for the three months ended March 31, 2011 when compared to $326 million in the same period of 2010 due primarily to an increase in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels increased 10.9% to $132.37 for the three months ended March 31, 2011 when compared to the same period in 2010. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 67.1% in the three months ended March 31, 2011 when compared to 62.5% in the same period in 2010 as well as a 3.3% increase in ADR to $197.33 for the three months ended March 31, 2011 compared to $191.11 for the same period in 2010. REVPAR at Same-Store Owned Hotels in North America increased 8.3% for the three months ended March 31, 2011 when compared to the same period of 2010. REVPAR growth was particularly strong at our owned hotels in Chicago, Illinois, Scottsdale, Arizona and Toronto, Canada. REVPAR at our international Same-Store Owned Hotels increased by 14.9% for the three months ended March 31, 2011 when compared to the same period of 2010. REVPAR for Same-Store Owned Hotels internationally increased 13.3% excluding the favorable effects of foreign currency translation.
     The increase in management fees, franchise fees and other income was primarily a result of a $21 million increase in management and franchise revenues to $172 million for the three months ended March 31, 2011 compared to $151 million for the same period in 2010. Management fees increased 11.5% to $97 million and franchise fees increased 22.9% to $43 million. These increases were primarily due to growth in REVPAR at existing hotels under management as well as the net addition of 51 managed and franchised hotels to our system since the three months ended March 31, 2010. Additionally, the increase was partially due to a termination fee of approximately $3 million, associated with a managed hotel that left the system during three months ended March 31, 2011.
     Total vacation ownership and residential services revenue increased 15% to $153 million compared to the same period in 2010. Vacation ownership revenues for the three months ended March 31, 2011 increased 12.2% to $147 million compared to the same period in 2010. Originated contract sales of VOI inventory increased 6.5% in the three months ended March 31, 2011 when compared to the same period in 2010. This is primarily due to improved sales performance on existing owner channels and increased tour flow from new buyer preview packages. The number of contracts signed increased 7.8% when compared to 2010 and the average contract amount per vacation ownership unit sold decreased 1.4% to approximately $16,500 driven by inventory mix. The increase in vacation ownership and residential sales and services was also favorably impacted by a $4 million increase in residential revenue when compared to the same period in 2010. Residential revenue in 2011 included $6 million of license fees in connection with sales at primarily two branded residential properties.

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

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2011	2010	year	year
	(in millions)
Selling, General, Administrative and Other	$80	$76	$4	5.3%
     The increase in selling, general, administrative and other expenses for the three months ended March 31, 2011, when compared to the same period of 2010 was primarily a result of the early termination of a corporate office lease and additional expenses commensurate with the continued growth in the hotel business.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2011	2010	year	year
		(in millions)
Depreciation and Amortization	$68	$76	$(8)	(10.5)%
     The decrease in depreciation expense for the three months ended March 31, 2011, when compared to the same period of 2010, was primarily due to reduced depreciation expense from sold hotels offset by additional capital expenditures made in the last twelve months.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2011	2010	year	year
		(in millions)
Operating Income	$120	$85	$35	41.2%
     The increase in operating income for the three months ended March 31, 2011 when compared to the same period of 2010 was primarily due to the increase in management fees due to the increase in REVPAR as well as vacation ownership and residential fee revenues as described earlier. This increase was partially offset by preopening expenses associated with a new leased hotel in London, England, costs at a new leased hotel in Osaka, Japan which was negatively impacted by the strong earthquake and tsunami in March 2011 and the events in North Africa.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2011	2010	year	year
		(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$4	$3	$1	33.3%
     The increase in equity earnings and gains and losses from unconsolidated joint ventures for the three months ended March 31, 2011 when compared to the same period of 2010 was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2011	2010	year	year
		(in millions)
Net Interest Expense	$54	$62	$(8)	(12.9)%
     The decrease in net interest expense for the three months ended March 31, 2011 when compared to the same period of 2010 was primarily due to a lower average debt balance and an increase in capitalized interest related to construction projects. Our weighted average interest rate was 6.80% at March 31, 2011 as compared to 6.88% at March 31, 2010.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2011	2010	year	year
		(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(33)	$1	$(34)	n/m
     During the three months ended March 31, 2011, we recorded an impairment charge of $32 million to fully impair our noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan. Due to the earthquake in Japan and the negative impact on the economics of the hotel, the joint venture was unable to make its April 2011 debt payment and is in technical default. As a result, we no longer believe that we will recover the carrying amount of our investment and have concluded that it is permanently impaired.
     During the three months ended March 31, 2010, we recorded a net gain on dispositions of approximately $1 million related to the sale of our minority interest in a joint venture that owned one hotel and the sale of a non-core asset, partially offset by losses on the termination of two management contracts.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2011	2010	year	year
		(in millions)
Income Tax (Benefit) Expense	$10	$(1)	$11	n/m
     The increase in income tax expense for the three months ended March 31, 2011 when compared to the same period of 2010 was primarily due to an increase in pretax income and a higher effective rate resulting in incremental taxes of approximately $12 million. This increase was partially offset by the reversal of reserves in the three months ended March 31, 2011 associated with dispositions in prior years.
Discontinued Operations, Net of Tax
     During the three months ended March 31, 2011, we recorded a loss of $1 million in discontinued operations for accrued interest related to an uncertain tax position.
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
     The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our sources of cash. Our day-to-day operations are financed through a net working capital deficit, a practice that is common in our industry. The ratio of our current assets to current liabilities was 1.11 and 1.07 as of March 31, 2011 and December 31, 2010, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.
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
Cash Used for Investing Activities
     Gross capital spending during the three months ended March 31, 2011 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$22
Corporate and information technology	18

Subtotal	40

Vacation Ownership and Residential Capital Expenditures (2):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	$(16)
Capital expenditures for inventory — St. Regis Bal Harbour	32

Subtotal	16

Development Capital	33

Total Capital Expenditures	$89

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.

(2)	Represents gross inventory capital expenditures of $37 million less cost of sales of $21 million.
     Gross capital spending during the three months ended March 31, 2011 included approximately $40 million of maintenance capital and $33 million of development capital. Investment spending on gross vacation ownership interest (“VOI”) and residential inventory was $37 million, primarily in Bal Harbour, Florida, Cancun, Mexico and Orlando, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe is necessary to stay competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2011 (excluding vacation ownership and residential inventory) will be approximately $300 million for maintenance, renovations, and technology capital. In addition, for the full year

2011, we currently expect to spend approximately $150 million for investment projects, various joint ventures and other investments (excluding construction of the St. Regis Bal Harbour).
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
     We intend to finance the acquisition of additional hotel properties (including equity investments), construction of the St. Regis Bal Harbour, hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments and share repurchases) from cash on hand, net proceeds from asset dispositions, and cash generated from operations.
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
     Since 2006 and through March 31, 2011, we have sold 62 hotels realizing proceeds of approximately $5.3 billion in numerous transactions.
     There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.
Cash Used for Financing Activities
     The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of March 31, 2011:

	Amount
	Outstanding at	Interest Rate at
	March 31,	March 31,		Average
	2011(a)	2011		Maturity
	(in millions)			(In years)
Floating Rate Debt
Revolving Credit Facilities	$—	—		2.6
Mortgages and Other	41	5.58%		2.0
Interest Rate Swaps	600	5.06%

Total/Average	$641	5.10	%(b)	2.0

Fixed Rate Debt
Senior Notes	$2,696	7.26%		3.9
Mortgages and Other	116	7.56%		7.0
Interest Rate Swaps	(600)	7.20%

Total/Average	$2,212	7.29%		4.0

Total Debt
Total Debt and Average Terms	$2,853	6.80%		4.0

(a)	Excludes approximately $430 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes commitment fees on undrawn revolver.
     We have evaluated the commitments of each of the lenders in our Revolving Credit Facilities (the “Facilities”). In addition, we have reviewed our debt covenants and do not anticipate any issues regarding the availability of funds under the Facilities.

     Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	March 31,	December 31,
	2011	2010
	(in millions)
Gross Unsecuritized Debt	$2,853	$2,857
less: cash (including restricted cash of $57 million in 2011 and $44 million in 2010)	732	797

Net Unsecuritized Debt	$2,121	$2,060

Gross Securitized Debt (non-recourse)	$459	$494
less: cash restricted for securitized debt repayments (not included above)	(21)	(19)

Net Securitized Debt	$438	$475

Total Net Debt	$2,559	$2,535

     Our Facilities are used to fund general corporate cash needs. As of March 31, 2011, we have availability of over $1.4 billion under the Facilities. The Facilities allow for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 2.50% plus the applicable currency LIBOR rate. Our ability to borrow under the Facilities is subject to compliance with the terms and conditions under the Facilities, including certain leverage and coverage covenants.
     Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances available borrowings under the Facilities (approximately $1.4 billion) and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.
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
     We had the following commercial commitments outstanding as of March 31, 2011 (in millions):

		Amount of Commitment Expiration Per Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Standby letters of credit	$158	$142	$13	$—	$3

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
Item 1A. Risk Factors.
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2011, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: April 29, 2011