Form 10-Q
period 2011-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2011-07-28
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011
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
     195,490,733 shares of common stock, par value $0.01 per share, outstanding as of July 22, 2011.

Page
PART I. Financial Information

Item 1. Financial Statements	2
Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010	4
Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2010	5
Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	39

PART II. Other Information

Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 6. Exhibits	40
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
     The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 18, 2011 as amended by the 10-K/A report filed on March 11, 2011. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2011.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$999	$753
Restricted cash	78	53
Accounts receivable, net of allowance for doubtful accounts of $39 and $45	584	513
Inventories	848	802
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $9 and $10	56	59
Prepaid expenses and other	185	126

Total current assets	2,750	2,306
Investments	294	312
Plant, property and equipment, net	3,129	3,323
Assets held for sale	—	—
Goodwill and intangible assets, net	2,047	2,067
Deferred tax assets	988	979
Other assets	440	381
Securitized vacation ownership notes receivable	351	408

	$9,999	$9,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$612	$9
Accounts payable	140	138
Current maturities of long-term securitized vacation ownership debt	121	127
Accrued expenses	1,226	1,104
Accrued salaries, wages and benefits	341	410
Accrued taxes and other	302	373

Total current liabilities	2,742	2,161
Long-term debt	2,188	2,848
Long-term securitized vacation ownership debt	301	367
Deferred income taxes	30	28
Other liabilities	1,935	1,886

	7,196	7,290

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 195,461,305 and 192,970,437 shares at June 30, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	901	805
Accumulated other comprehensive loss	(207)	(283)
Retained earnings	2,106	1,947

Total Starwood stockholders’ equity	2,802	2,471
Noncontrolling interest	1	15

Total equity	2,803	2,486

	$9,999	$9,776

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Owned, leased and consolidated joint venture hotels	$478	$437	$888	$818
Vacation ownership and residential sales and services	146	137	299	270
Management fees, franchise fees and other income	201	177	378	330
Other revenues from managed and franchised properties	601	538	1,156	1,058

	1,426	1,289	2,721	2,476
Costs and Expenses
Owned, leased and consolidated joint venture hotels	381	347	742	676
Vacation ownership and residential	112	103	223	204
Selling, general, administrative and other	88	92	168	168
Restructuring, goodwill impairment and other special charges (credits), net	—	(1)	—	(1)
Depreciation	60	66	120	132
Amortization	7	7	15	17
Other expenses from managed and franchised properties	601	538	1,156	1,058

	1,249	1,152	2,424	2,254
Operating income	177	137	297	222
Equity (losses) earnings and gains and losses from unconsolidated ventures, net	7	3	11	6
Interest expense, net of interest income of $0, $0, $1 and $1	(52)	(59)	(106)	(121)
Gain (loss) on asset dispositions and impairments, net	2	20	(31)	21

Income from continuing operations before taxes and noncontrolling interests	134	101	171	128
Income tax benefit (expense)	16	(22)	6	(21)

Income (loss) from continuing operations	150	79	177	107
Discontinued operations:
Income (loss) from operations, net of tax (benefit) expense of $0, $0, $0 and $0	—	(1)	—	(1)
Gain (loss) on dispositions, net of tax (benefit) expense of $1, $(34), $2 and $(34)	(19)	36	(20)	36

Net income	131	114	157	142
Net loss (income) attributable to noncontrolling interests	—	—	2	2

Net income attributable to Starwood	$131	$114	$159	$144

Earnings (Losses) Per Share — Basic
Continuing operations	$0.79	$0.44	$0.95	$0.60
Discontinued operations	(0.10)	0.19	(0.11)	0.19

Net income	$0.69	$0.63	$0.84	$0.79

Earnings (Losses) Per Share — Diluted
Continuing operations	$0.77	$0.42	$0.92	$0.58
Discontinued operations	(0.09)	0.19	(0.10)	0.19

Net income	$0.68	$0.61	$0.82	$0.77

Amounts attributable to Starwood’s Common Shareholders
Income (loss) from continuing operations	$150	$79	$179	$109
Discontinued operations	(19)	35	(20)	35

Net income	$131	$114	$159	$144

Weighted average number of shares	189	182	188	182

Weighted average number of shares assuming dilution	195	189	195	188

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$131	$114	$157	$142
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	24	(77)	79	(101)
Amortization of actuarial (gains) and losses included in net periodic pension cost	1	—	1	—
Change in fair value of derivatives	(1)	—	(3)	1
Reclassification adjustments for (gains) losses included in net income	1	(1)	1	(1)
Change in fair value of investments	—	—	—	(1)

Total other comprehensive income (loss), net of taxes	25	(78)	78	(102)

Comprehensive income	156	36	235	40
Comprehensive loss attributable to noncontrolling interests	—	—	2	2
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	(2)	—

Comprehensive income attributable to Starwood	$156	$36	$235	$42

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$157	$142
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	20	(36)
Depreciation and amortization	—	—
Depreciation and amortization	135	149
Amortization of deferred gains	(42)	(40)
Non-cash portion of restructuring and other special charges (credits), net	—	—
(Gain) loss on asset dispositions and impairments, net	31	(21)
Stock-based compensation expense	37	35
Excess stock-based compensation tax benefit	(18)	(6)
Distributions in excess (deficit) of equity earnings	(3)	—
Non-cash portion of income tax (benefit) expense	4	5
Other non-cash adjustments to net income	19	2
Decrease (increase) in restricted cash	(16)	—
Other changes in working capital	(109)	(160)
Securitized VOI notes receivable activity, net	57	45
Unsecuritized VOI notes receivable activity, net	(66)	(50)
Accrued and deferred income taxes and other	(84)	28

Cash (used for) from operating activities	122	93

Investing Activities
Purchases of plant, property and equipment	(141)	(70)
Proceeds from asset sales, net of transaction costs	291	76
(Issuance) collection of notes receivable, net	—	(1)
Acquisitions, net of acquired cash	—	(18)
Distributions (contributions) from (to) investments, net	2	(25)
Other, net	(13)	12

Cash (used for) from investing activities	139	(26)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	—	17
Long-term debt repaid	(4)	(6)
Long-term securitized debt repaid	(72)	(63)
Dividends paid	(3)	(37)
Proceeds from employee stock option exercises	55	46
Excess stock-based compensation tax benefit	18	6
Other, net	(29)	(22)

Cash (used for) from financing activities	(35)	(59)

Exchange rate effect on cash and cash equivalents	20	(5)

(Decrease) increase in cash and cash equivalents	246	3
Cash and cash equivalents — beginning of period	753	87

Cash and cash equivalents — end of period	$999	$90

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$103	$148

Income taxes, net of refunds	$67	$29

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation
     The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Company” or “Starwood”).
     The consolidated financial statements include the accounts of the Company and all of its controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through the date these consolidated financial statements were filed with the Securities and Exchange Commission.
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
     In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”, which supersedes certain guidance in FASB Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition — Multiple Element Arrangements. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company adopted this topic on January 1, 2011 and it had no material impact on its consolidated financial statements.
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

     The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per share data):

	Three Months Ended June 30,
	2011			2010
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
Basic earnings from continuing operations	$150	189	$0.79	$79	182	$0.44
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	6	(0.02)	—	7	(0.02)

Diluted earnings from continuing operations	$150	195	$0.77	$79	189	$0.42

	Six Months Ended June 30,
	2011			2010
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
Basic earnings from continuing operations	$179	188	$0.95	$109	182	$0.60
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	7	(0.03)	—	6	(0.02)

Diluted earnings from continuing operations	$179	195	$0.92	$109	188	$0.58

     Approximately 1,103,000 and 5,111,000 shares for the three months ended June 30, 2011 and 2010, respectively, and 875,000 and 5,185,000 shares for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted shares, respectively, as their impact would have been anti-dilutive.
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
Note 5. Asset Dispositions and Impairments
     During the three months ended June 30, 2011, the Company sold two wholly-owned hotels for cash proceeds of approximately $237 million. These hotels were sold subject to long-term management agreements, and the Company recorded deferred gains of approximately $66 million relating to the sales. The Company also sold its interest in a consolidated joint venture for cash proceeds of approximately $44 million, with the buyer assuming $57 million of the Company’s debt (see Note 9). The Company recognized an after-tax loss in discontinued operations of approximately $18 million as a result of the sale (see Note 13). Additionally, the Company sold non-core assets for approximately $2 million and recorded a gain of approximately $2 million.
     During the three months ended March 31, 2011, the Company recorded an impairment charge of $32 million to write-off its noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan. Due to the earthquake in Japan and the negative impact on the hotel’s operating and financial results, the joint venture has been unable to make its debt payments to the bank and is in technical default. As a result, the Company no longer believes that it will recover the carrying amount of its investment in this hotel and has concluded that it is permanently impaired.
     During the three months ended June 30, 2010, the Company recorded a gain of approximately $20 million primarily related to insurance proceeds for an owned hotel damaged by a tornado and a gain on an acquisition discussed in Note 4.
     During the three months ended March 31, 2010, the Company recorded a net gain of approximately $1 million related to the sale of its noncontrolling interest in a joint venture that owned one hotel and the sale of a non-core asset, partially offset by losses on the termination of two management contracts.

Note 6. Transfers of Financial Assets
     The Company has variable interests in the Variable Interest Entities (“VIEs”) associated with its five outstanding securitization transactions. The Company applied the variable interest model and determined it is the primary beneficiary of these VIEs. In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related VIEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the option, subject to certain limitations, to repurchase or replace VOI notes receivable that are in default at their outstanding principal amounts. Such activity totaled $9 million and $17 million during the three and six months ended June 30, 2011, respectively compared to $12 million and $20 million during the three and six months ended June 30, 2010. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company holds the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, the Company holds both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.
     The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished to maintain the credit rating of the underlying notes.
     Upon transfer of vacation ownership notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. The Company’s interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 10). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $10 million and $21 million during the three and six months ended June 30, 2011, respectively, compared to $10 million and $20 million during the three and six months ended June 30, 2010, respectively, and is classified in cash and cash equivalents.
Note 7. Vacation Ownership Notes Receivable
     Notes receivable (net of reserves) related to the Company’s vacation ownership loans consist of the following (in millions):

	June 30,	December 31,
	2011	2010
Vacation ownership loans — securitized	$407	$467
Vacation ownership loans — unsecuritized	205	152

	612	619
Less: current portion
Vacation ownership loans — securitized	(56)	(59)
Vacation ownership loans — unsecuritized	(26)	(20)

	$530	$540

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

     The Company records interest income associated with VOI notes in its vacation ownership and residential sale and services line item in its consolidated statements of income. Interest income related to the Company’s VOI notes receivable was as follows (in millions):

	Three Months Ended
	June 30,
	2011	2010
Vacation ownership loans — securitized	$15	$16
Vacation ownership loans — unsecuritized	6	7

	$21	$23

	Six Months Ended
	June 30,
	2011	2010
Vacation ownership loans — securitized	$32	$32
Vacation ownership loans — unsecuritized	11	13

	$43	$45

     The following tables present future maturities of gross VOI notes receivable and interest rates (in millions):

	Securitized	Unsecuritized	Total
2011	$65	$35	$100
2012	68	25	93
2013	69	22	91
2014	68	25	93
Thereafter	205	178	383

Balance at June 30, 2011	$475	$285	$760

Weighted Average Interest Rates	12.69%	12.32%	12.54%

Range of interest rates	5 to 18%	5 to 18%	5 to 18%

     For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes profit on a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loss reserves, the Company uses a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of its loan loss reserve requirements. As of June 30, 2011, the average estimated default rate for the Company’s pools of receivables was approximately 10%.

     The activity and balances for the Company’s loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at March 31, 2011	$72	$78	$150
Provisions for loan losses	4	6	10
Write-offs of uncollectible receivables	—	(12)	(12)
Transfers to and from securitized & unsecuritized, net	(8)	8	—

Balance at June 30, 2011	$68	$80	$148

Balance at December 31, 2010	$82	$79	$161
Provisions for loan losses	2	13	15
Write-offs of uncollectible receivables	—	(28)	(28)
Transfers to and from securitized & unsecuritized, net	(16)	16	—

Balance at June 30, 2011	$68	$80	$148

Balance at March 31, 2010	$67	$101	$168
Provisions for loan losses	13	(2)	11
Write-offs of uncollectible receivables	—	(14)	(14)
Transfers to and from securitized & unsecuritized, net	(11)	11	—

Balance at June 30, 2010	$69	$96	$165

Balance at December 31, 2009	$—	$94	$94
Provisions for loan losses	11	14	25
Write-offs of uncollectible receivables	—	(27)	(27)
ASU No. 2009-17 implementation	77	(4)	73
Transfers to and from securitized & unsecuritized, net	(19)	19	—

Balance at June 30, 2010	$69	$96	$165

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
Note 8. Fair Value
     The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$—	$—	$—
Interest rate swaps	—	16	—	16

	$—	$16	$—	$16
Liabilities:
Forward contracts	$—	$4	$—	$4

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
Note 9. Debt
     Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	June 30,	December 31,
	2011	2010
Senior Credit Facilities:
Revolving Credit Facility, maturing 2013	$—	$—
Senior Notes, interest at 7.875%, maturing 2012	608	609
Senior Notes, interest at 6.25%, maturing 2013	503	504
Senior Notes, interest at 7.875%, maturing 2014	494	490
Senior Notes, interest at 7.375%, maturing 2015	450	450
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	245	245
Mortgages and other, interest rates ranging from 2.42% to 9.00%, various maturities	100	159

	2,800	2,857
Less current maturities	(612)	(9)

Long-term debt	$2,188	$2,848

     During the six months ended June 30, 2011, the Company entered into two interest rate swaps with a total notional amount of $100 million, which the Company pays floating and receives fixed interest rates. See Note 12.
     In June 2011, the Company sold its interest in a consolidated joint venture which resulted in the buyer assuming approximately $57 million of the Company’s mortgage debt.
Note 10. Securitized Vacation Ownership Debt
     As discussed in Note 6, the Company’s VIEs associated with the securitization of its vacation ownership notes receivable are consolidated in the Company’s financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
2003 securitization, interest rates ranging from 3.95% to 6.96%, maturing 2018	$13	$17
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2018	45	55
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	32	39
2009 securitization, interest rate at 5.81%, maturing 2016	111	128
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2018	221	255

	422	494
Less current maturities	(121)	(127)

Long-term securitized debt	$301	$367

Note 11. Other Liabilities
     Other liabilities consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
Deferred gains on asset sales	$968	$930
SPG point liability and other obligations	703	702
Deferred income including VOI and residential sales	15	20
Benefit plan liabilities	58	61
Insurance reserves	46	46
Other	145	127

	$1,935	$1,886

     The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of June 30, 2011 and December 31, 2010, the Company had total deferred gains of approximately $1 billion included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $22 million and $42 million in the three and six months ended June 30, 2011, respectively, and $20 million and $40 million in the three and six months ended June 30, 2010, respectively.
Note 12. Derivative Financial Instruments
     The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro and Yen forward contracts at June 30, 2011 are $27 million and $3 million, respectively, with average exchange rates of 1.4 and 83.6, respectively, with terms of primarily less than one year. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies.
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
     The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At June 30, 2011, the Company has eight interest rate swap agreements with an aggregate notional amount of $600 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012, 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.
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
Fair Value of Derivative Instruments
(in millions)

	June 30,		December 31,
	2011		2010
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—
Interest rate swaps	Other assets	16	Other assets	16

Total assets		$16		$16

Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$—

Total liabilities		$1		$—

	June 30,		December 31,
	2011		2010
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—

Total assets		$—		$—

Liability Derivatives
Forward contracts	Accrued expenses	$3	Accrued expenses	$9

Total liabilities		$3		$9

Consolidated Statements of Income and Comprehensive Income
for the Three and Six Months Ended June 30, 2011 and 2010
(in millions)

Balance at March 31, 2011	$2
Mark-to-market (gain) loss on forward exchange contracts	1
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(1)

Balance at June 30, 2011	$2

Balance at December 31, 2010	$—
Mark-to-market (gain) loss on forward exchange contracts	3
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(1)

Balance at June 30, 2011	$2

Balance at March 31, 2010	$(1)
Mark-to-market (gain) loss on forward exchange contracts	—
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	1

Balance at June 30, 2010	$—

Balance at December 31, 2009	$—
Mark-to-market (gain) loss on forward exchange contracts	(1)
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	1

Balance at June 30, 2010	$—

Derivatives Not	Location of Gain	Amount of Gain
Designated as Hedging	or (Loss) Recognized	or (Loss) Recognized
Instruments	in Income on Derivative	in Income on Derivative
		Three Months Ended
		June 30,
		2011	2010
Foreign forward exchange contracts	Interest expense, net	$(5)	$(17)

Total loss included in income		$(5)	$(17)

		Six Months Ended
		June 30,
		2011	2010
Foreign forward exchange contracts	Interest expense, net	$(5)	$(35)

Total loss included in income		$(5)	$(35)

Note 13. Discontinued Operations
     During the three and six months ended June 30, 2011, the loss of $19 million and $20 million, respectively, primarily relates to the Company’s $18 million (net of tax) loss from the sale of its interest in a consolidated joint venture (see Note 5). Additionally, during the three and six months ended June 30, 2011, respectively, the Company recorded a $1 million and $2 million loss, respectively, in discontinued operations for accrued interest related to an uncertain tax position.
     During the three and six months ended June 30, 2010, the Company recorded a gain of approximately $36 million, primarily related to a tax benefit in connection with the sale of two hotels for $78 million. The tax benefit was related to the realization of a high tax basis in these hotels that was generated through a previous transaction.
Note 14. Pension and Postretirement Benefit Plans
     The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,
	2011			2010
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$—	$—	$—	$0.1	$—
Interest cost	0.3	2.5	0.3	0.3	2.5	0.3
Expected return on plan assets	—	(3.0)	—	—	(2.6)	—
Amortization of:
Actuarial loss	—	0.4	—	—	0.3	—

Net period benefit cost	$0.3	$(0.1)	$0.3	$0.3	$0.3	$0.3

	Six Months Ended June 30,
	2011			2010
		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost	$—	$—	$—	$—	$0.1	$—
Interest cost	0.5	4.9	0.5	0.5	5.0	0.5
Expected return on plan assets	—	(5.9)	—	—	(5.2)	—
Amortization of:
Actuarial loss	—	0.7	—	—	0.6	—

Net period benefit cost	$0.5	$(0.3)	$0.5	$0.5	$0.5	$0.5

     During the three and six months ended June 30, 2011, the Company contributed approximately $2 million and $4 million, respectively, to its pension and postretirement benefit plans. For the remainder of 2011, the Company expects to contribute approximately $6 million to its pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.
Note 15. Income Taxes
     The total amount of unrecognized tax benefits as of June 30, 2011, was $513 million, of which $38 million would affect the Company’s effective tax rate if recognized. In July 2011, the IRS audit for tax years 2004 through 2006 was closed resulting in a refund of approximately $40 million. As a result of the closing of these years, the Company expects to record a reversal of unrecognized tax benefits of approximately $400 million in the third quarter of 2011. The Company is continually under audit by various taxing jurisdictions, and as a result, it is possible that the remaining amount of unrecognized tax benefits could change within the next 12 months. An estimate of the range of the possible change, other than as previously disclosed above cannot be made until tax positions are further developed or examinations close.
     The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2011, the Company had $92 million accrued for the payment of interest and no accrued penalties.
     The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of June 30, 2011, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2004 and to examination by any U.S. state taxing authority prior to 1998. As mentioned above, U.S. federal tax years 2004 through 2006 were closed in July 2011. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.
Note 16. Stockholders’ Equity
     The following tables represent changes in stockholders equity that are attributable to Starwood’s stockholders and non-controlling interests for the three and six month periods ending June 30, 2011.

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
	Common		Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	(Loss) Income	Earnings	Interests	Total
Balance at March 31, 2011	195	$2	$861	$(232)	$1,975	$14	$2,620
Net income (loss)	—	—	—	—	131	—	131
Equity compensation activity and other	—	—	40	—	—	—	40
Dividends	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	25	—	—	25
Sale of controlling interests	—	—	—	—	—	(13)	(13)

Balance at June 30, 2011	195	$2	$901	$(207)	$2,106	$1	$2,803

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
	Common		Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	(Loss) Income	Earnings	Interests	Total
Balance at December 31, 2010	193	$2	$805	$(283)	$1,947	$15	$2,486
Net income (loss)	—	—	—	—	159	(2)	157
Equity compensation activity and other	2	—	96	—	—	—	96
Dividends	—	—	—	—	—	(1)	(1)
Other comprehensive income (loss)	—	—	—	76	—	2	78
Sale of controlling interests	—	—	—	—	—	(13)	(13)

Balance at June 30, 2011	195	$2	$901	$(207)	$2,106	$1	$2,803

Share Issuances and Repurchases. During the three and six months ended June 30, 2011, the Company issued approximately 423,000 and 1,751,000 common shares, respectively, as a result of stock option exercises. During the three and six months ended June 30, 2011, the Company did not repurchase any shares and no repurchase capacity remained available under the share repurchase authorization previously approved by the Company’s Board of Directors.

Note 17. Stock-Based Compensation
     In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the six month period ended June 30, 2011, the Company granted stock options, restricted shares and units to executive officers, Board of Directors and certain employees. The Company granted approximately 301,000 stock options that had a weighted average grant date fair value of $21.84 per option. The weighted average exercise price of these options was $61.28. In addition, the Company granted approximately 1,326,000 restricted shares and units that had a weighted average grant date fair value of $60.96 per share or unit.
     The Company recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $18 million and $37 million, in the three and six months ended June 30, 2011, respectively, and $18 million and $35 million in the three and six months ended June 30, 2010, respectively.
     As of June 30, 2011, there was approximately $21 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested options, which is expected to be recognized over a weighted-average period of 1.23 years on a straight-line basis.
     As of June 30, 2011, there was approximately $89 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted shares and units, which is expected to be recognized over a weighted-average period of 1.14 years on a straight-line basis.
Note 18. Fair Value of Financial Instruments
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Restricted cash	$1	$1	$10	$10
Vacation ownership notes receivable	179	210	132	153
Securitized vacation ownership notes receivable	351	423	408	492
Other notes receivable	19	19	19	19

Total financial assets	$550	$653	$569	$674

Liabilities:
Long-term debt	$2,188	$2,448	$2,848	$3,120
Long-term securitized vacation ownership debt	301	316	367	373

Total financial liabilities	$2,489	$2,764	$3,215	$3,493

Off-Balance sheet:
Letters of credit	$—	$162	$—	$159
Surety bonds	—	24	—	23

Total off-balance sheet	$—	$186	$—	$182

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
     The Company estimates the fair value of its publicly traded debt based on the bid prices in the public debt markets. The carrying amount of its floating rate debt is a reasonable basis of fair value due to the variable nature of the interest rates. The Company’s non-public, securitized debt and fixed rate debt fair value is determined based upon discounted cash flows for the debt rates deemed reasonable for the type of debt, prevailing market conditions and the length to maturity for the debt.
     The fair values of the Company’s letters of credit and surety bonds are estimated to be the same as the contract values based on the nature of the arrangements with the issuing financial institutions.
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

     The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Hotel	$1,238	$1,114	$2,341	$2,130
Vacation ownership and residential	188	175	380	346

Total	$1,426	$1,289	$2,721	$2,476

Operating income:
Hotel	$186	$151	$308	$245
Vacation ownership and residential	29	27	64	52

Total segment operating income	215	178	372	297
Selling, general, administrative and other	(38)	(42)	(75)	(76)
Restructuring and other special credits (charges), net	—	1	—	1

Operating income	177	137	297	222
Equity earnings (losses) and gains and (losses) from unconsolidated ventures, net:
Hotel	5	2	9	5
Vacation ownership and residential	2	1	2	1
Interest expense, net	(52)	(59)	(106)	(121)
Gain (loss) on asset dispositions and impairments, net	2	20	(31)	21

Income from continuing operations before taxes and noncontrolling interests	$134	$101	$171	$128

Capital expenditures:
Hotel	$41	$61	$83	$83
Vacation ownership and residential	47	36	76	70
Corporate	26	4	44	7

Total (c)	$114	$101	$203	$160

	June 30,	December 31,
	2011	2010
Assets:
Hotel (a)	$6,556	$6,440
Vacation ownership and residential (b)	2,222	2,139
Corporate	1,221	1,197

Total	$9,999	$9,776

(a)	Includes $265 million and $285 million of investments in unconsolidated joint ventures at June 30, 2011 and December 31, 2010, respectively.

(b)	Includes $29 million and $27 million of investments in unconsolidated joint ventures at June 30, 2011 and December 31, 2010, respectively.

(c)	Includes $79 million and $141 million of property, plant, and equipment expenditures for the three and six months ended June 20, 2011, respectively, and $46 million and $70 million for the three and six months ended June 30, 2010, respectively. Additional expenditures included in the amounts above consist of vacation ownership inventory and investments in management contracts and hotel joint ventures.
Note 20. Commitments and Contingencies
     Variable Interest Entities. The Company has evaluated hotels in which it has a variable interest, generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by primarily considering the qualitative factors. Qualitative factors include evaluating if the Company has the power to control the VIE and has the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. The Company has determined it is not the primary beneficiary of these VIEs and therefore these entities are not consolidated in the Company’s financial statements. See Note 6 for the VIEs in which the Company is deemed the primary beneficiary and has consolidated the entities.
     The 17 VIEs associated with the Company’s variable interests represent entities that own hotels for which the Company has entered into management or franchise agreements with the hotel owners. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.

     At June 30, 2011, the Company has approximately $75 million of investments and a loan balance of $9 million associated with 14 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.
     Additionally, the Company has approximately $6 million of investments and certain performance guarantees associated with three VIEs. The performance guarantees have possible cash outlays of up to $67 million, $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.
     At December 31, 2010, the Company had approximately $68 million of investments and a loan balance of $9 million associated with 12 VIEs. Additionally, the Company had approximately $6 million of investments and certain performance guarantees associated with three VIEs.
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $14 million at June 30, 2011. The Company evaluates these loans for impairment, and at June 30, 2011, believes the net carrying value of these loans is collectible. Unfunded loan commitments aggregating $19 million were outstanding at June 30, 2011, $0 million of which is expected to be funded in the next twelve months with $1 million expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $103 million of equity and other potential contributions associated with managed or joint venture properties, $62 million of which is expected to be funded in the next twelve months.
     Surety bonds issued on behalf of the Company as of June 30, 2011 totaled $24 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
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
     We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of June 30, 2011 and December 31, 2010 is

$782 million and $753 million, respectively, of which $233 million and $225 million, respectively, is included in accrued expenses.
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
     Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of June 30, 2011, the average estimated default rate for our pools of receivables was approximately 10%.
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
RESULTS OF OPERATIONS
     The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2011 and 2010.
     After an extremely difficult period in 2008 and 2009, business conditions in the global lodging industry improved significantly in 2010 and that improvement continued in the first six months of 2011. These improvements have resulted from better than expected occupancy primarily related to our three main classes of customers: business, leisure and group travelers, and the stabilization of room rates. As corporate profits have continued to rise, our business from business travelers, which accounts for the majority of our revenues, is leading the recovery. In addition, the supply side growth has been lower than recent years which has led us to achieve upper single digit to low double digit REVPAR growth in many of our leading markets. We are the largest operator of upper upscale and luxury hotels in the world and we are seeing luxury travel leading the increases in occupancy. Despite the improvement in revenues, we continue to enforce previously instituted rigorous policies to control costs.
     Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels in connection with our strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of hotel management and franchise agreements. In 2010 and through the second quarter of 2011, we sold five owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. Three of the hotels were sold subject to a long-term management contract. Total revenues generated from these sold hotels were $18 million and $39 million for the three months ended June 30, 2011 and 2010, respectively, and $42 million and $70 million for the six months ended June 30, 2011 and 2010, respectively.
     To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.
     At June 30, 2011, we had approximately 350 hotels in the active pipeline representing approximately 90,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 75% are in the upper upscale and luxury segments and 81% are outside of North America. During the second quarter of 2011, we signed 22 hotel management and franchise contracts representing approximately 5,900 rooms of which 20 are new builds and two are conversions from another brand and opened 13 new hotels and resorts representing approximately 2,900 rooms. During the second quarter of 2011, six hotels left the system, representing approximately 1,700 rooms.
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
     The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2011 (with comparable data for 2010):
Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Three Months Ended June 30, 2011
with Comparable Data for the Same Period in 2010(1)

	2011	2010
Metropolitan Area	Revenues	Revenues
New York, NY	11.9%	12.1%
Hawaii	5.3%	5.5%
Phoenix, AZ	5.2%	4.6%
San Francisco, CA	4.0%	3.7%
Boston, MA	3.7%	5.2%
Top Five Metropolitan Areas in the United States as a % of Total Owned
Revenues for the Six Months Ended June 30, 2011
with Comparable Data for the Same Period in 2010(1)

	2011	2010
Metropolitan Area	Revenues	Revenues
New York, NY	11.1%	11.3%
Phoenix, AZ	6.3%	6.2%
Hawaii	5.8%	6.2%
San Francisco, CA	4.1%	3.9%
Atlanta, GA	4.0%	4.2%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

     The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2011 (with comparable data for 2010):
Top Five International Markets as a % of Total Owned Revenues for
the Three Months Ended June 30, 2011
with Comparable Data for the Same Period in 2010(1)

	2011	2010
International Market	Revenues	Revenues
Canada	11.2%	12.4%
Italy	9.1%	8.6%
Spain	7.1%	6.0%
Australia	4.2%	3.5%
United Kingdom	4.1%	2.1%
Top Five International Markets as a % of Total Owned Revenues for
the Six Months Ended June 30, 2011
with Comparable Data for the Same Period in 2010(1)

	2011	2010
International Market	Revenues	Revenues
Canada	10.9%	11.4%
Italy	7.2%	7.2%
Spain	6.0%	5.1%
Australia	4.6%	3.9%
Mexico	4.3%	4.4%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

     The following table summarizes REVPAR(1), Average Daily Rate (“ADR”) and occupancy for our Same-Store Owned Hotels for the three and six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 and 2010 represent results for 49 owned, leased and consolidated joint venture hotels (excluding five hotels sold and 11 hotels undergoing significant repositionings or without comparable results in 2011 and 2010).

	Three Months Ended
	June 30,
	2011	2010	Variance
Worldwide (49 hotels with approximately 16,600 rooms)
REVPAR	$170.59	$145.56	17.2%
ADR	$226.88	$206.03	10.1%
Occupancy	75.2%	70.7%	4.5

North America (23 hotels with approximately 9,100 rooms)
REVPAR	$169.80	$154.86	9.6%
ADR	$213.72	$203.53	5.0%
Occupancy	79.5%	76.1%	3.4

International (26 hotels with approximately 7,500 rooms)
REVPAR	$171.56	$134.17	27.9%
ADR	$245.14	$209.67	16.9%
Occupancy	70.0%	64.0%	6.0

	Six Months Ended
	June 30,
	2011	2010	Variance
Worldwide (49 hotels with approximately 16,600 rooms)
REVPAR	$154.08	$134.86	14.3%
ADR	$215.79	$201.57	7.1%
Occupancy	71.4%	66.9%	4.5

North America (23 hotels with approximately 9,100 rooms)
REVPAR	$157.04	$144.25	8.9%
ADR	$208.84	$199.96	4.4%
Occupancy	75.2%	72.1%	3.1

International (26 hotels with approximately 7,500 rooms)
REVPAR	$150.45	$123.33	22.0%
ADR	$225.37	$203.94	10.5%
Occupancy	66.8%	60.5%	6.3

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

     The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three and six months ended June 30, 2011 and 2010. Same-Store Systemwide Hotels represent results for same store owned, leased, managed and franchised hotels.

	Three Months Ended
	June 30,
	2011	2010	Variance
Worldwide
REVPAR	$118.13	$105.69	11.8%
ADR	$168.58	$156.95	7.4%
Occupancy	70.1%	67.3%	2.8

North America
REVPAR	$114.15	$104.21	9.5%
ADR	$154.97	$147.92	4.8%
Occupancy	73.7%	70.4%	3.3

International
REVPAR	$123.67	$107.77	14.8%
ADR	$190.05	$171.04	11.1%
Occupancy	65.1%	63.0%	2.1

	Six Months Ended
	June 30,
	2011	2010	Variance
Worldwide
REVPAR	$112.16	$101.02	11.0%
ADR	$167.44	$157.12	6.6%
Occupancy	67.0%	64.3%	2.7

North America
REVPAR	$107.16	$97.25	10.2%
ADR	$154.49	$147.55	4.7%
Occupancy	69.4%	65.9%	3.5

International
REVPAR	$119.24	$106.35	12.1%
ADR	$187.41	$171.51	9.3%
Occupancy	63.6%	62.0%	1.6

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010 Continuing Operations

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$478	$437	$41	9.4%
Management Fees, Franchise Fees and Other Income	201	177	24	13.6%
Vacation Ownership and Residential	146	137	9	6.6%
Other Revenues from Managed and Franchised Properties	601	538	63	11.7%

Total Revenues	$1,426	$1,289	$137	10.6%

     The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to improved REVPAR at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from five owned hotels that were sold or closed in 2010 and 2011. These sold or closed hotels had revenues of $18 million in the three months ended June 30, 2011 compared to $39 million for the same period in 2010. Revenues at our Same-Store Owned Hotels (49 hotels for the three months ended June 30, 2011 and 2010, excluding the five hotels sold and 11 additional hotels undergoing significant repositionings or without comparable results in 2011 and 2010) increased 14.0%, or $49 million, to $399 million for the three months ended June 30, 2011 when compared to $350 million in the same period of 2010 due primarily to an increase in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels increased 17.2% to $170.59 for the three months ended June 30, 2011 when compared to the same period in 2010. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 75.2% in the three months ended June 30, 2011 when compared to 70.7% in the same period in 2010 as well as a 10.1% increase in ADR to $226.88 for the three months ended June 30, 2011 compared to $206.03 for the same period in 2010. REVPAR at Same-Store Owned Hotels in North America increased 9.6% for the three months ended June 30, 2011 when compared to the same period of 2010. REVPAR growth was particularly strong at our owned hotels in New York, New York, Scottsdale, Arizona and Maui, Hawaii. REVPAR at our international Same-Store Owned Hotels increased by 27.9% for the three months ended June 30, 2011 when compared to the same period of 2010. REVPAR for Same-Store Owned Hotels internationally increased 17.2% excluding the favorable effects of foreign currency translation.
     The increase in management fees, franchise fees and other income was primarily a result of a $20 million increase in management and franchise revenues to $191 million for the three months ended June 30, 2011 compared to $171 million for the same period in 2010. Management fees increased 11.0% to $111 million and franchise fees increased 19.5% to $49 million. These increases were primarily due to growth in REVPAR at existing hotels under management as well as the net addition of 46 managed and franchised hotels to our system since the second quarter of 2010.
     Total vacation ownership and residential services revenue increased 6.6% to $146 million compared to the same period in 2010. Vacation ownership revenues for the three months ended June 30, 2011 increased 9.9% to $144 million compared to the same period in 2010. Originated contract sales of VOI inventory increased 8.1% in the three months ended June 30, 2011 when compared to the same period in 2010, primarily due to improved sales performance from existing owner channels and increased tour flow from new buyer preview packages. The number of contracts signed increased 5.3% when compared to 2010 and the average price per vacation ownership unit sold increased 2.0% to approximately $14,800 driven by inventory mix. Vacation ownership and residential sales and services revenue was unfavorably impacted by a $4 million decrease in residential revenue when compared to the same period in 2010. Residential revenue in 2011 included $2 million of license fees in connection with sales at primarily three branded residential properties.

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

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Selling, General, Administrative and Other	$88	$92	$(4)	(4.3)%
     The decrease in selling, general, administrative and other expenses for the three months ended June 30, 2011, when compared to the same period of 2010, was due to lower accruals for incentive compensation and lower legal expenses, partially offset by a weaker dollar.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Depreciation and Amortization	$67	$73	$(6)	(8.2)%
     The decrease in depreciation expense for the three months ended June 30, 2011, when compared to the same period of 2010, was primarily due to reduced depreciation expense from sold hotels and normal retirements, partially offset by additional capital expenditures made in the last twelve months.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Operating Income	$177	$137	$40	29.2%
     The increase in operating income for the three months ended June 30, 2011 when compared to the same period of 2010 was primarily due to continued improvement in results from our owned and leased hotels and the increase in management fees due to the increase in REVPAR, as well as the increase in vacation ownership and residential fee revenues as described earlier. Results were negatively impacted by political unrest in the Middle East and North Africa, as well as the earthquake in Japan.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$7	$3	$4	n/m
     The increase in equity earnings and gains and losses from unconsolidated joint ventures for the three months ended June 30, 2011 when compared to the same period of 2010 was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Net Interest Expense	$52	$59	$(7)	(11.9)%
     The decrease in net interest expense for the three months ended June 30, 2011 when compared to the same period of 2010 was primarily due to a lower average debt balance and an increase in capitalized interest related to construction projects. Our weighted average interest rate was 6.79% at June 30, 2011 as compared to 6.93% at June 30, 2010.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from
	2011	2010	year	prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$2	$20	$(18)	(90.0)%
     During the three months ended June 30, 2011, we recorded a gain of approximately $2 million relating to the sale of certain non-core assets.
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

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Income Tax (Benefit) Expense	$(16)	$22	$(38)	n/m
     The decrease in income tax expense for the three months ended June 30, 2011 when compared to the same period of 2010 was primarily due to a tax benefit of approximately $50 million related to the sale of two wholly-owned hotels with high tax bases, generated through a previous transaction. Income tax expense increased $20 million as a result of an increase in pretax income and a higher effective rate. The increase in the effective rate is primarily due to increased earnings in jurisdictions with higher tax rates.
Discontinued Operations, Net of Tax
     During the three months ended June 30, 2011, we recorded a loss of $19 million in discontinued operations primarily relating to an $18 million loss from the sale of our interest in a consolidated joint venture (see Note 13). Additionally, we recorded a $1 million loss in discontinued operations for accrued interest related to an uncertain tax position.
     During the three months ended June 30, 2010, we recorded a gain of approximately $36 million, primarily related to a tax benefit in connection with the sale of two hotels for $78 million. The tax benefit was related to the realization of a high tax basis in these hotels that was generated through a previous transaction.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
Continuing Operations

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$888	$818	$70	8.6%
Management Fees, Franchise Fees and Other Income	378	330	48	14.5%
Vacation Ownership and Residential	299	270	29	10.7%
Other Revenues from Managed and Franchised Properties	1,156	1,058	98	9.3%

Total Revenues	$2,721	$2,476	$245	9.9%

     The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to improved REVPAR at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from five owned hotels that were sold or closed in 2010. These sold or closed hotels had revenues of $42 million in the six months ended June 30, 2011 compared to $70 million for the same period in 2010. Revenues at our Same-Store Owned Hotels (49 hotels for the six months ended June 30, 2011 and 2010, excluding the five hotels sold and 11 additional hotels undergoing significant repositionings or without comparable results in 2011 and 2010) increased 11%, or $72 million, to $726 million for the six months ended June 30, 2011 when compared to $654 million in the same period of 2010 due primarily to an increase in REVPAR.
     REVPAR at our worldwide Same-Store Owned Hotels increased 14.3% to $154.08 for the six months ended June 30, 2011 when compared to the same period in 2010. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 71.4% in the six months ended June 30, 2011 when compared to 66.9% in the same period in 2010 as well as a 7.1% increase in ADR to $215.79 for the six months ended June 30, 2011 compared to $201.57 for the same period in 2010. REVPAR at Same-Store Owned Hotels in North America increased 8.9% for the six months ended June 30, 2011 when compared to the same period of 2010. REVPAR growth was particularly strong at our owned hotels in Scottsdale, Arizona, Maui, Hawaii and Los Angeles, California. REVPAR at our international Same-Store Owned Hotels increased by 22.0% for the six months ended June 30, 2011 when compared to the same period of 2010. REVPAR for Same-Store Owned Hotels internationally increased 15.4% excluding the favorable effects of foreign currency translation.
     The increase in management fees, franchise fees and other income was primarily a result of a $41 million increase in management and franchise revenues to $363 million for the six months ended June 30, 2011 compared to $322 million for the same period in 2010. Management fees increased 11.2% to $208 million and franchise fees increased 21.1% to $92 million. These increases were primarily due to growth in REVPAR at existing hotels under management as well as the net addition of 46 managed and franchised hotels to our system since the second quarter of 2010. Additionally, the increase was partially due to a termination fee of approximately $3 million, associated with a managed hotel that left the system during six months ended June 30, 2011.
     Total vacation ownership and residential services revenue increased 10.7% to $299 million compared to the same period in 2010. Vacation ownership revenues for the six months ended June 30, 2011 increased 11.1% to $291 million compared to the same period in 2010. Originated contract sales of VOI inventory increased 7.3% in the six months ended June 30, 2011 when compared to the same period in 2010, primarily due to improved sales performance from existing owner channels and increased tour flow from new buyer preview packages. The number of contracts signed increased 6.5% when compared to 2010 and the average price per vacation ownership unit sold was relatively unchanged at approximately $15,600. Residential revenue in 2011 included $8 million of license fees in connection with sales at primarily three branded residential properties.

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

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Selling, General, Administrative and Other	$168	$168	$—	n/m
     Selling, general, administrative and other expenses for the six months ended June 30, 2011 were flat when compared to the same period of 2010, due to lower accruals for incentive compensation and lower legal expenses offset by a weaker dollar.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Depreciation and Amortization	$135	$149	$(14)	(9.4)%
     The decrease in depreciation expense for the six months ended June 30, 2011, when compared to the same period of 2010, was primarily due to reduced depreciation expense from sold hotels and normal retirements, partially offset by additional capital expenditures made in the last twelve months.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Operating Income	$297	$222	$75	33.8%
     The increase in operating income for the six months ended June 30, 2011 when compared to the same period of 2010 was primarily due to continued improvement in results from our owned and leased hotels and the increase in management fees due to the increase in REVPAR, as well as the increase in vacation ownership and residential fee revenues as described earlier. Results were negatively impacted by political unrest in the Middle East and North Africa, as well as the earthquake in Japan.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$11	$6	$5	83.3%
     The increase in equity earnings and gains and losses from unconsolidated joint ventures for the six months ended June 30, 2011 when compared to the same period of 2010 was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
		(in millions)
Net Interest Expense	$106	$121	$(15)	(12.4)%
     The decrease in net interest expense for the six months ended June 30, 2011 when compared to the same period of 2010 was primarily due to a lower average debt balance and an increase in capitalized interest related to construction projects. Our weighted average interest rate was 6.79% at June 30, 2011 as compared to 6.93% at June 30, 2010.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
		(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(31)	$21	$(52)	n/m
     During the six months ended June 30, 2011, we recorded a $31 million loss on dispositions and impairments, primarily related to an impairment charge of $32 million to write-off our noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan, partially offset by the sale of non-core assets. Due to the earthquake in Japan and the negative impact on the hotel’s operating and financial results, the joint venture has been unable to make its debt payments and is in technical default. As a result, we no longer believe that we will recover the carrying amount of our investment in this hotel and have concluded that it is permanently impaired.
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

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2011	2010	year	year
		(in millions)
Income Tax (Benefit) Expense	$(6)	$21	$(27)	n/m
     The decrease in income tax expense for the six months ended June 30, 2011 when compared to the same period of 2010 was primarily due to a tax benefit of approximately $50 million related to the sale of two wholly-owned hotels with high tax bases generated through a previous transaction. Income tax expense increased $32 million as a result of an increase in pretax income and a higher effective rate. The increase in the effective rate is primarily due to increased earnings in jurisdictions with higher tax rates.
Discontinued Operations, Net of Tax
     During the six months ended June 30, 2011, we recorded a loss of $20 million in discontinued operations primarily related to an $18 million loss relating to the sale of our interest in a consolidated joint venture. Additionally, we recorded a $2 million loss in discontinued operations for accrued interest related to an uncertain tax position (see Note 13).
     During the six months ended June 30, 2010, we recorded a gain of approximately $36 million, primarily related to a tax benefit in connection with the sale of two hotels for $78 million. The tax benefit was related to the realization of a high tax basis in these hotels that was generated through a previous transaction.

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
     The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our cash flow from operating activities.
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
Cash Used for Investing Activities
     Gross capital spending during the six months ended June 30, 2011 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$46
Corporate and information technology	45

Subtotal	91

Vacation Ownership and Residential Capital Expenditures (2):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	$(25)
Capital expenditures for inventory — St. Regis Bal Harbour	72

Subtotal	47

Development Capital	65

Total Capital Expenditures	$203

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.

(2)	Represents gross inventory capital expenditures of $84 million less cost of sales of $37 million.
     Gross capital spending during the six months ended June 30, 2011 included approximately $91 million of maintenance capital and $65 million of development capital. Investment spending on gross VOI and residential inventory was $84 million, primarily in Bal Harbour, Florida, and Cancun, Mexico. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2011 (excluding vacation ownership and residential inventory) will be approximately $300 million for maintenance, renovations, and technology capital. In addition, for the full year 2011, we currently expect to spend approximately $150 million for investment projects, various joint ventures and other investments (excluding construction of the St. Regis Bal Harbour).
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
     Since 2006 and through June 30, 2011, we have sold 65 hotels realizing proceeds of approximately $5.6 billion in numerous transactions. During the three and six months ended June 30, 2011, we completed three of these sales resulting in cash proceeds of $281 million and the elimination of $57 million of debt.
     There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.
Cash Used for Financing Activities
     The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of June 30, 2011:

	Amount
	Outstanding at	Interest Rate at
	June 30,	June 30,		Average
	2011(a)	2011		Maturity
	(in millions)			(in years)
Floating Rate Debt
Revolving Credit Facilities	$—	—		2.4
Mortgages and Other	42	5.59%		1.8
Interest Rate Swaps	600	5.00%

Total/Average	$642	5.04	%(b)	1.8

Fixed Rate Debt
Senior Notes	$2,700	7.26%		3.6
Mortgages and Other	58	8.55%		11.4
Interest Rate Swaps	(600)	7.20%

Total/Average	$2,158	7.31%		3.8

Total Debt
Total Debt and Average Terms	$2,800	6.79%		3.7

(a)	Excludes approximately $431 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	Includes commitment fees on undrawn revolver.
     We have evaluated the commitments of each of the lenders in our Revolving Credit Facilities (the “Facilities”). In addition, we have reviewed our debt covenants and do not anticipate any issues regarding the availability of funds under the Facilities.

     Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	June 30,	December 31,
	2011	2010
	(in millions)
Gross Unsecuritized Debt	$2,800	$2,857
less: cash (including restricted cash of $61 million in 2011 and $44 million in 2010)	1,060	797

Net Unsecuritized Debt	$1,740	$2,060

Gross Securitized Debt (non-recourse)	$422	$494
less: cash restricted for securitized debt repayments (not included above)	(18)	(19)

Net Securitized Debt	$404	$475

Total Net Debt	$2,144	$2,535

     Our Facilities are used to fund general corporate cash needs. As of June 30, 2011, we have availability of over $1.5 billion under the Facilities. The Facilities allow for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 2.5% plus the applicable currency LIBOR rate. Our ability to borrow under the Facilities is subject to compliance with the terms and conditions under the Facilities, including certain leverage and coverage covenants.
     Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facilities (approximately $1.5 billion), and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities (including $600 million of current maturities of Senior Notes due in May 2012), dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $420 million, included in our cash balance above, are deemed to be permanently invested in foreign countries and we would be subject to income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.
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
     We had the following commercial commitments outstanding as of June 30, 2011 (in millions):

		Amount of Commitment Expiration Per Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Standby letters of credit	$162	$146	$13	$—	$3

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We enter into forward contracts to manage foreign exchange risk in forecasted transactions based in foreign currencies and to manage foreign exchange risk on intercompany loans that are not deemed permanently invested We also enter into interest rate swap agreements to hedge interest rate risk (see Note 12).
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
Item 1A. Risk Factors.
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2011, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: July 28, 2011