Form 10-Q
period 2011-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2011-10-28
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number: 1-7959

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

Maryland

(State or other jurisdiction

of incorporation or organization)

52-1193298

(I.R.S. employer identification no.)

1111 Westchester Avenue

White Plains, NY 10604

(Address of principal executive

offices, including zip code)

(914) 640-8100

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

195,332,051 shares of common stock, par value $0.01 per share, outstanding as of October 21, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 18, 2011 as amended by the 10-K/A report filed on March 11, 2011. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2011.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$987	$753
Restricted cash	150	53
Accounts receivable, net of allowance for doubtful accounts of $40 and $45	561	513
Inventories	857	802
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $9 and $10	54	59
Prepaid expenses and other	179	126

Total current assets	2,788	2,306
Investments	256	312
Plant, property and equipment, net	3,234	3,323
Assets held for sale	—	—
Goodwill and intangible assets, net	2,055	2,067
Deferred tax assets	801	979
Other assets	478	381
Securitized vacation ownership notes receivable, net	325	408

	$9,937	$9,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$610	$9
Accounts payable	125	138
Current maturities of long-term securitized vacation ownership debt	105	127
Accrued expenses	1,251	1,104
Accrued salaries, wages and benefits	345	410
Accrued taxes and other	151	373

Total current liabilities	2,587	2,161
Long-term debt	2,187	2,848
Long-term securitized vacation ownership debt	283	367
Deferred income taxes	52	28
Other liabilities	1,950	1,886

	7,059	7,290

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 195,342,872 and 192,970,437 shares at September 30, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	925	805
Accumulated other comprehensive loss	(319)	(283)
Retained earnings	2,269	1,947

Total Starwood stockholders’ equity	2,877	2,471
Noncontrolling interest	1	15

Total equity	2,878	2,486

	$9,937	$9,776

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per Share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Owned, leased and consolidated joint venture hotels	$441	$427	$1,329	$1,245
Vacation ownership and residential sales and services	140	132	439	402
Management fees, franchise fees and other income	202	173	580	503
Other revenues from managed and franchised properties	589	523	1,745	1,581

	1,372	1,255	4,093	3,731
Costs and Expenses
Owned, leased and consolidated joint venture hotels	361	352	1,103	1,028
Vacation ownership and residential	107	98	330	302
Selling, general, administrative and other	88	90	256	258
Restructuring, goodwill impairment and other special charges (credits), net	—	(1)	—	(2)
Depreciation	57	64	177	196
Amortization	8	7	23	24
Other expenses from managed and franchised properties	589	523	1,745	1,581

	1,210	1,133	3,634	3,387
Operating income	162	122	459	344
Equity (losses) earnings and gains and losses from unconsolidated ventures, net	(5)	(1)	6	5
Interest expense, net of interest income of $1, $0, $2 and $1	(45)	(59)	(151)	(180)
Gain (loss) on asset dispositions and impairments, net	45	(56)	14	(35)

Income from continuing operations before taxes and noncontrolling interests	157	6	328	134
Income tax benefit (expense)	8	(11)	14	(32)

Income (loss) from continuing operations	165	(5)	342	102
Discontinued operations:
Income (loss) from operations, net of tax (benefit) expense of $(1), $1, $(1) and $1	—	(1)	—	(2)
Gain (loss) on dispositions, net of tax (benefit) expense of $2, $0, $4 and $(34)	(2)	—	(22)	36

Net income (loss)	163	(6)	320	136
Net loss (income) attributable to noncontrolling interests	—	—	2	2

Net income (loss) attributable to Starwood	$163	$(6)	$322	$138

Earnings (Losses) Per Share – Basic
Continuing operations	$0.88	$(0.03)	$1.83	$0.57
Discontinued operations	(0.01)	0.00	(0.12)	0.19

Net income (loss)	$0.87	$(0.03)	$1.71	$0.76

Earnings (Losses) Per Share – Diluted
Continuing operations	$0.85	$(0.03)	$1.77	$0.55
Discontinued operations	(0.01)	0.00	(0.11)	0.18

Net income (loss)	$0.84	$(0.03)	$1.66	$0.73

Amounts attributable to Starwood’s Common Shareholders
Income (loss) from continuing operations	$165	$(5)	$344	$104
Discontinued operations	(2)	(1)	(22)	34

Net income (loss)	$163	$(6)	$322	$138

Weighted average number of shares	190	183	189	182

Weighted average number of shares assuming dilution	195	183	195	189

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$163	$(6)	$320	$136
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(117)	95	(38)	(6)
Amortization of actuarial (gains) and losses included in net periodic pension cost	—	1	1	1
Change in fair value of derivatives	3	(3)	—	(2)
Reclassification adjustments for (gains) losses included in net income	1	2	2	1
Change in fair value of investments	—	—	—	(1)

Total other comprehensive income (loss), net of taxes	(113)	95	(35)	(7)

Comprehensive income	50	89	285	129
Comprehensive loss attributable to noncontrolling interests	—	—	2	2
Foreign currency translation adjustments attributable to noncontrolling interests	1	—	(1)	—

Comprehensive income attributable to Starwood	$51	$89	$286	$131

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$320	$136
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	22	(36)
Depreciation and amortization	—	—
Depreciation and amortization	200	220
Amortization of deferred gains	(64)	(60)
Non-cash portion of restructuring and other special charges (credits), net	—	—
(Gain) loss on asset dispositions and impairments, net	(14)	35
Stock-based compensation expense	56	54
Excess stock-based compensation tax benefit	(19)	(8)
Distributions in excess (deficit) of equity earnings	6	4
Non-cash portion of income tax (benefit) expense	56	5
Other non-cash adjustments to net income	44	28
Decrease (increase) in restricted cash	(88)	3
Other changes in working capital	(77)	(70)
Securitized VOI notes receivable activity, net	85	(60)
Unsecuritized VOI notes receivable activity, net	(107)	42
Accrued and deferred income taxes and other	(93)	10

Cash (used for) from operating activities	327	303

Investing Activities
Purchases of plant, property and equipment	(253)	(119)
Proceeds from asset sales, net of transaction costs	290	144
(Issuance) collection of notes receivable, net	1	—
Acquisitions, net of acquired cash	(27)	(18)
Distributions (contributions) from (to) investments, net	1	(25)
Other, net	(30)	9

Cash (used for) from investing activities	(18)	(9)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	—	(114)
Long-term debt issued	—	3
Long-term debt repaid	(5)	(8)
Long-term securitized debt issued	—	280
Long-term securitized debt repaid	(107)	(185)
Dividends paid	(3)	(37)
Proceeds from employee stock option exercises	55	56
Excess stock-based compensation tax benefit	19	8
Other, net	(32)	(28)

Cash (used for) from financing activities	(73)	(25)

Exchange rate effect on cash and cash equivalents	(2)	1

(Decrease) increase in cash and cash equivalents	234	270
Cash and cash equivalents — beginning of period	753	87

Cash and cash equivalents — end of period	$987	$357

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$114	$158

Income taxes, net of refunds	$41	$44

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

Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of approximately 1,070 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

Note 2. Recently Issued Accounting Standards

Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 166), and ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”(formerly SFAS No. 167).

Beginning January 1, 2010, the Company’s balance sheet and statement of income no longer reflect activity related to its retained economic interests (“Retained Interests”), but instead reflects activity related to its securitized vacation ownership notes receivable and the corresponding securitized debt, including interest income, loan loss provisions, and interest expense.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”, which supersedes certain guidance in FASB Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition – Multiple Element Arrangements. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company adopted this topic on January 1, 2011 and it had no material impact on its consolidated financial statements.

Future Adoption of Accounting Standards

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This topic permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. This topic is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company plans to early adopt this topic during the fourth quarter of 2011 in conjunction with its annual impairment testing.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan”. This subtopic addresses concerns from users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside of the financial statements. The subtopic is effective for annual reporting periods ending after December 15, 2011. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

Note 3. Earnings (Losses) per Share

Basic and diluted earnings (losses) per share are calculated using income (loss) from continuing operations attributable to Starwood’s common shareholders (i.e. excluding amounts attributable to noncontrolling interests).

The following is a reconciliation of basic earnings (losses) per share to diluted earnings (losses) per share for income (loss) from continuing operations (in millions, except per share data):

	Three Months Ended September 30,
	2011			2010
	Earnings	Shares	Per Share	Earnings (Losses)	Shares	Per Share
Basic earnings (losses) from continuing operations	$165	190	$0.88	$(5)	183	$(0.03)
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	5		—	—

Diluted earnings (losses) from continuing operations	$165	195	$0.85	$(5)	183	$(0.03)

	Nine Months Ended September 30,
	2011			2010
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic earnings from continuing operations	$344	189	$1.83	$104	182	$0.57
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	6		—	7

Diluted earnings from continuing operations	$344	195	$1.77	$104	189	$0.55

Approximately 3 million and 20 million shares for the three months ended September 30, 2011 and 2010, respectively, and 1 million and 5 million shares for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted shares, respectively, as their impact would have been anti-dilutive.

Note 4. Acquisitions

On September 30, 2011, the Company executed a transaction with its former partner in a joint venture that owned three luxury hotels in Austria. In connection with the transaction, the Company acquired substantially the entire interest in two of the hotels in exchange for its interest in the third hotel and a cash payment, by the Company, of approximately $27 million. The Company previously held a 47.4% ownership interest in the hotels. In accordance with ASC 805, “Business Combinations”, the Company accounts for this transaction as a step acquisition, remeasured its previously held investment to fair value and recorded the approximately $48 million difference between fair value and its carrying value as a gain on asset dispositions. The fair values of the assets and liabilities acquired have been recorded in the Company’s consolidated balance sheet, including the resulting goodwill of approximately $27 million. The Company entered into a long-term management contract for the hotel in which it exchanged its minority ownership interest and recorded a deferred gain of approximately $30 million in connection with this exchange.

During the three months ended June 30, 2010, the Company paid approximately $23 million to acquire a controlling interest in a joint venture after one of the Company’s former partners exercised its right to put its interest to the Company in accordance with the terms of the joint venture agreement. This acquisition resulted in a gain of $5 million which was recorded in gain (loss) on asset dispositions and impairments, net. During the three months ended March 31, 2011, the Company acquired the remaining subordinated equity of this joint venture for approximately $1 million which was reflected as a decrease in equity attributable to the Company.

Note 5. Asset Dispositions and Impairments

During the three months ended September 30, 2011, the Company recorded a gain of approximately $45 million, primarily related to the $48 million gain on an acquisition described in Note 4, partially offset by $3 million in losses relating to the impairment of an investment in a management contract that was terminated during the quarter and the impairment of fixed assets at a wholly-owned hotel which is undergoing a significant renovation.

During the three months ended June 30, 2011, the Company sold two wholly-owned hotels for cash proceeds of approximately $237 million. These hotels were sold subject to long-term management agreements, and the Company recorded deferred gains of approximately $66 million relating to the sales. The Company also sold its interest in a consolidated joint venture for cash proceeds of approximately $44 million, with the buyer assuming $57 million of the Company’s debt (see Note 9). The Company recognized an after-tax loss in discontinued operations as a result of the sale (see Note 13). Additionally, the Company sold non-core assets for approximately $2 million and recorded a gain of approximately $2 million.

During the three months ended March 31, 2011, the Company recorded an impairment charge of $31 million to write off its noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan. Due to the earthquake in Japan and the negative impact on the hotel’s operating and financial results, the Company no longer believes that it will recover the carrying amount of its investment in this hotel and has concluded that it is permanently impaired.

During the three months ended September 30, 2010, the Company sold one wholly-owned hotel for cash proceeds of approximately $70 million and recognized a loss of $53 million. This hotel was sold subject to a long-term management contract. Additionally, in the third quarter the Company recorded impairment charges of $3 million related to a vacation ownership property and an investment in a hotel management contract.

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

Note 6. Transfers of Financial Assets

The Company has variable interests in the Variable Interest Entities (“VIEs”) associated with its five outstanding securitization transactions. The Company applied the variable interest model and determined it is the primary beneficiary of these VIEs. In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related VIEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $8 million and $25 million during the three and nine months ended September 30, 2011, respectively compared to $10 million and $30 million during the three and nine months ended September 30, 2010. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company holds the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, the Company holds both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of vacation ownership notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. The Company’s interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 10). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $10 million and $31 million during the three and nine months ended September 30, 2011, respectively compared to $12 million and $32 million during the three and nine months ended September 30, 2010, and is classified in cash and cash equivalents.

Note 7. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to the Company’s vacation ownership loans consist of the following (in millions):

	September 30, 2011	December 31, 2010
Vacation ownership loans – securitized	$379	$467
Vacation ownership loans – unsecuritized	239	152

	618	619
Less: current portion
Vacation ownership loans – securitized	(54)	(59)
Vacation ownership loans – unsecuritized	(29)	(20)

	$535	$540

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

The Company records interest income associated with VOI notes in its vacation ownership and residential sale and services line item in its consolidated statements of income. Interest income related to the Company’s VOI notes receivable was as follows (in millions):

	Three Months Ended September 30,
	2011	2010
Vacation ownership loans – securitized	$14	$17
Vacation ownership loans – unsecuritized	7	4

	$21	$21

	Nine Months Ended September 30,
	2011	2010
Vacation ownership loans – securitized	$46	$49
Vacation ownership loans – unsecuritized	18	17

	$64	$66

The following tables present future maturities of gross VOI notes receivable and interest rates (in millions):

	Securitized	Unsecuritized	Total
2011	$15	$20	$35
2012	64	27	91
2013	66	27	93
2014	66	27	93
Thereafter	229	220	449

Balance at September 30, 2011	$440	$321	$761

Weighted Average Interest Rates	12.70%	12.44%	12.58%

Range of interest rates	5 to 17%	5 to 18%	5 to 18%

For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes profit on a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loss reserves, the Company uses a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of its loan loss reserve requirements. As of September 30, 2011, the average estimated default rate for the Company’s pools of receivables was approximately 10%.

The activity and balances for the Company’s loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at June 30, 2011	$68	$80	$148
Provisions for loan losses	—	7	7
Write-offs of uncollectible receivables	—	(12)	(12)
Transfers to and from securitized & unsecuritized, net	(7)	7	—

Balance at September 30, 2011	$61	$82	$143

Balance at December 31, 2010	$82	$79	$161
Provisions for loan losses	2	20	22
Write-offs of uncollectible receivables	—	(40)	(40)
Transfers to and from securitized & unsecuritized, net	(23)	23	—

Balance at September 30, 2011	$61	$82	$143

Balance at June 30, 2010	$69	$96	$165
Provisions for loan losses	1	10	11
Write-offs of uncollectible receivables	—	(14)	(14)
Transfers to and from securitized & unsecuritized, net	18	(18)	—

Balance at September 30, 2010	$88	$74	$162

Balance at December 31, 2009	$—	$94	$94
Provisions for loan losses	12	24	36
Write-offs of uncollectible receivables	—	(41)	(41)
ASU No. 2009-17 implementation	77	(4)	73
Transfers to and from securitized & unsecuritized, net	(1)	1	—

Balance at September 30, 2010	$88	$74	$162

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

Given the significance of the Company’s respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to its loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

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

Note 8. Fair Value

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$18	$—	$18
Interest rate swaps	—	16	—	16

	$—	$34	$—	$34
Liabilities:
Forward contracts	$—	$1	$—	$1

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

Note 9. Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	September 30, 2011	December 31, 2010

Senior Credit Facilities:
Revolving Credit Facility, maturing 2013	$—	$—
Senior Notes, interest at 7.875%, maturing 2012	607	609
Senior Notes, interest at 6.25%, maturing 2013	502	504
Senior Notes, interest at 7.875%, maturing 2014	497	490
Senior Notes, interest at 7.375%, maturing 2015	450	450
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	245	245
Mortgages and other, interest rates ranging from 2.79% to 9.00%, various maturities	96	159

	2,797	2,857
Less current maturities	(610)	(9)

Long-term debt	$2,187	$2,848

During the three months ended June 30, 2011, the Company sold its interest in a consolidated joint venture which resulted in the buyer assuming approximately $57 million of the Company’s mortgage debt.

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

Note 10. Securitized Vacation Ownership Debt

As discussed in Note 6, the Company’s VIEs associated with the securitization of its vacation ownership notes receivable are consolidated in the Company’s financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	September 30, 2011	December 31, 2010

2003 securitization, interest rates ranging from 3.95% to 6.96%, maturing 2018	$12	$17
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2018	41	55
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	29	39
2009 securitization, interest rate at 5.81%, maturing 2016	101	128
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	205	255

	388	494
Less current maturities	(105)	(127)

Long-term securitized debt	$283	$367

Note 11. Other Liabilities

Other liabilities consisted of the following (in millions):

	September 30, 2011	December 31, 2010

Deferred gains on asset sales	$959	$930
SPG point liability and other obligations	709	702
Deferred income including VOI and residential sales	19	20
Benefit plan liabilities	56	61
Insurance reserves	46	46
Other	161	127

	$1,950	$1,886

The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of September 30, 2011 and December 31, 2010, the Company had total deferred gains of approximately $1 billion included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $22 million and $64 million in the three and nine months ended September 30, 2011, respectively, and $20 million and $60 million in the three and nine months ended September 30, 2010, respectively.

Note 12. Derivative Financial Instruments

The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro and Yen forward contracts at September 30, 2011 are $37 million and $2 million, respectively, with average exchange rates of 1.4 and 83.5, respectively, with terms of primarily less than one year. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies.

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

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At September 30, 2011, the Company has eight interest rate swap agreements with an aggregate notional amount of $600 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012, 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptable level.

The following tables summarize the fair value of the Company’s derivative instruments, the effect of derivative instruments on our Consolidated Statements of Comprehensive Income, the amounts reclassified from “Other Comprehensive Income” and the effect on the Consolidated Statements of Income during the quarter.

Fair Value of Derivative Instruments

(in millions)

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$2	Prepaid and other current assets	$—
Interest rate swaps	Prepaid and other current assets	2	Prepaid and other current assets	—
	Other assets	14	Other assets	16

Total assets		$18		$16

Liability Derivatives
Forward contracts	Accrued expenses	$—	Accrued expenses	$—

Total liabilities		$—		$—

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$16	Prepaid and other current assets	$—

Total assets		$16		$—

Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$9

Total liabilities		$1		$9

Consolidated Statements of Income and Comprehensive Income

for the Three and Nine Months Ended September 30, 2011 and 2010

(in millions)

Balance at June 30, 2011	$2
Mark-to-market (gain) loss on forward exchange contracts	(3)
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(1)

Balance at September 30, 2011	$(2)

Balance at December 31, 2010	$—
Mark-to-market (gain) loss on forward exchange contracts	—
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(2)

Balance at September 30, 2011	$(2)

Balance at June 30, 2010	$—
Mark-to-market (gain) loss on forward exchange contracts	3
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(2)

Balance at September 30, 2010	$1

Balance at December 31, 2009	$—
Mark-to-market (gain) loss on forward exchange contracts	2
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(1)

Balance at September 30, 2010	$1

	in Income on Derivative	in Income on Derivative	in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
		2011	2010
Foreign forward exchange contracts	Interest expense, net	$16	$9

Total (loss) gain included in income		$16	$9

		Nine Months Ended September 30,
		2011	2010
Foreign forward exchange contracts	Interest expense, net	$11	$(27)

Total (loss) gain included in income		$11	$(27)

Note 13. Discontinued Operations

During the three and nine months ended September 30, 2011, the Company recorded, net of tax, a $1 million and $19 million loss, respectively, related to the sale of the Company’s interest in a consolidated joint venture (see Note 5). Additionally, during the three and nine months ended September 30, 2011, the Company recorded, net of tax, a $1 million and $3 million loss, respectively, related to accrued interest on an uncertain tax position.

During the nine months ended September 30, 2010, the Company recorded a gain of approximately $36 million, primarily related to a tax benefit in connection with the sale of one hotel for $78 million. The tax benefit was related to the realization of a high tax basis in these hotels that was generated through a previous transaction.

Note 14. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,
	2011			2010
	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Service cost	$—	$0.1	$—	$—	$—	$—
Interest cost	0.2	2.4	0.2	0.2	2.6	0.2
Expected return on plan assets	—	(2.9)	—	—	(2.7)	(0.1)
Amortization of actuarial loss	0.1	0.3	—	0.1	0.3	—

Net period benefit cost (income)	$0.3	$(0.1)	$0.2	$0.3	$0.2	$0.1

	Nine Months Ended September 30,
	2011			2010
	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Service cost	$—	$0.1	$—	$—	$0.1	$—
Interest cost	0.7	7.3	0.7	0.7	7.6	0.7
Expected return on plan assets	—	(8.8)	—	—	(7.9)	(0.1)
Amortization of actuarial loss	0.1	1.0	—	0.1	0.9	—

Net period benefit cost	$0.8	$(0.4)	$0.7	$0.8	$0.7	$0.6

During the three and nine months ended September 30, 2011, the Company contributed approximately $4 million and $8 million, respectively, to its pension and postretirement benefit plans. For the remainder of 2011, the Company expects to contribute approximately $3 million to its pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.

Note 15. Income Taxes

During the third quarter of 2011, the IRS closed its audit with respect to tax years 2004 through 2006 resulting in a refund of previously paid tax, plus interest, of approximately $40 million. As a result of the closing of these years, the Company recognized a tax benefit of approximately $20 million in continuing operations, primarily for the reversal of tax and interest reserves. In addition, the closing of these years resulted in the recognition of previously unrecognized tax benefits of approximately $408 million.

During the third quarter of 2011, the Company recognized a capital gain related to a joint venture interest that was offset by capital losses, which had been fully reserved. As a result, a tax benefit of $8 million was recognized on this capital loss utilization.

The total amount of unrecognized tax benefits as of September 30, 2011, was $134 million, of which $40 million would affect the Company’s effective tax rate if recognized. The Company is continually under audit by various taxing jurisdictions, and as a result, it is possible that the remaining amount of unrecognized tax benefits could change within the next 12 months. An estimate of the range of the possible change cannot be made until tax positions are further developed or examinations close.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2011, the Company had $70 million accrued for the payment of interest and no accrued penalties.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of September 30, 2011, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 and to examination by any U.S. state taxing authority prior to 1998. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 16. Stockholders’ Equity

The following tables represent changes in stockholders equity that are attributable to Starwood’s stockholders and non-controlling interests for the nine months ended September 30, 2011 (in millions).

	Equity Attributable to Starwood Stockholders
	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Retained	Equity Attributable to Noncontrolling
	Shares	Amount	Capital	(Loss) Income	Earnings	Interests	Total
Balance at December 31, 2010	193	$2	$805	$(283)	$1,947	$15	$2,486
Net income (loss)	—	—	—	—	322	(2)	320
Equity compensation activity and other	2	—	120	—	—	—	120
Dividends	—	—	—	—	—	(1)	(1)
Other comprehensive income (loss)	—	—	—	(36)	—	1	(35)
Sale of controlling interest	—	—	—	—	—	(13)	(13)
Acquisition of controlling interest	—	—	—	—	—	1	1

Balance at September 30, 2011	195	$2	$925	$(319)	$2,269	$1	$2,878

Share Issuances and Repurchases. During the nine months ended September 30, 2011, the Company issued approximately 1,781,000 common shares as a result of stock option exercises. During the nine months ended September 30, 2011, the Company did not repurchase any shares and no repurchase capacity remained available under the share repurchase authorization previously approved by the Company’s Board of Directors.

Note 17. Stock-Based Compensation

In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the nine months ended September 30, 2011, the Company granted stock options, restricted shares and units to executive officers, Board of Directors and certain employees. The Company granted approximately 301,000 stock options that had a weighted average grant date fair value of $21.84 per option. The weighted average exercise price of these options was $61.28. In addition, the Company granted approximately 1,345,000 restricted shares and units that had a weighted average grant date fair value of $60.90 per share or unit.

The Company recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $19 million and $56 million, in the three and nine months ended September 30, 2011, respectively, and $19 million and $54 million in the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, there was approximately $93 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized over a weighted-average period of 1.57 years on a straight-line basis.

Note 18. Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	$2	$2	$10	$10
Vacation ownership notes receivable	210	248	132	153
Securitized vacation ownership notes receivable	325	393	408	492
Other notes receivable	18	18	19	19

Total financial assets	$555	$661	$569	$674

Liabilities:
Long-term debt	$2,187	$2,348	$2,848	$3,120
Long-term securitized vacation ownership debt	283	295	367	373

Total financial liabilities	$2,470	$2,643	$3,215	$3,493

Off-Balance sheet:
Letters of credit	$—	$161	$—	$159
Surety bonds	—	23	—	23

Total off-balance sheet	$—	$184	$—	$182

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value. The Company records its derivative assets and liabilities at fair value. See Note 8 for recorded amounts and the method and assumptions used to estimate fair value.

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

The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Hotel	$1,190	$1,081	$3,531	$3,211
Vacation ownership and residential	182	174	562	520

Total	$1,372	$1,255	$4,093	$3,731

Operating income:
Hotel	$173	$139	$480	$384
Vacation ownership and residential	28	27	92	79

Total segment operating income	201	166	572	463
Selling, general, administrative and other	(39)	(45)	(113)	(121)
Restructuring and other special credits (charges), net	—	1	—	2

Operating income	162	122	459	344
Equity earnings (losses) and gains and (losses) from unconsolidated ventures, net:
Hotel	(5)	(1)	4	3
Vacation ownership and residential	—	—	2	2
Interest expense, net	(45)	(59)	(151)	(180)
Gain (loss) on asset dispositions and impairments, net	45	(56)	14	(35)

Income from continuing operations before taxes and noncontrolling interests	$157	$6	$328	$134

Capital expenditures:
Hotel	$100	$36	$183	$119
Vacation ownership and residential	42	38	118	108
Corporate	44	9	88	16

Total(c)	$186	$83	$389	$243

	September 30, 2011	December 31, 2010
Assets:
Hotel(a)	$6,633	$6,440
Vacation ownership and residential(b)	2,248	2,139
Corporate	1,056	1,197

Total	$9,937	$9,776

(a)	Includes $226 million and $285 million of investments in unconsolidated joint ventures at September 30, 2011 and December 31, 2010, respectively.
(b)	Includes $30 million and $27 million of investments in unconsolidated joint ventures at September 30, 2011 and December 31, 2010, respectively.
(c)	Includes $139 million and $280 million of property, plant, and equipment expenditures for the three and nine months ended September 30, 2011, respectively, and $49 million and $119 million for the three and nine months ended September 30, 2010, respectively. Additional expenditures included in the amounts above consist of vacation ownership inventory and investments in management contracts and hotel joint ventures.

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

At September 30, 2011, the Company has approximately $73 million of investments and a loan balance of $9 million associated with 14 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.

Additionally, the Company has approximately $6 million of investments and certain performance guarantees associated with three VIEs. The performance guarantees have possible cash outlays of up to $65 million, $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.

At December 31, 2010, the Company had approximately $68 million of investments and a loan balance of $9 million associated with 12 VIEs. Additionally, the Company had approximately $6 million of investments and certain performance guarantees associated with three VIEs.

Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $13 million at September 30, 2011. The Company evaluates these loans for impairment, and at September 30, 2011, believes the net carrying value of these loans is collectible. Unfunded loan commitments aggregating $19 million were outstanding at September 30, 2011, none of which is expected to be funded in the future. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $95 million of equity and other potential contributions associated with managed or joint venture properties, $53 million of which is expected to be funded in the next twelve months.

Surety bonds issued on behalf of the Company as of September 30, 2011 totaled $23 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

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

•

Management and Franchise Revenues — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton®, Westin®, Four Points® by Sheraton, Le Méridien®, St. Regis, W®, Luxury Collection®, Aloft and

Element®brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of September 30, 2011 and December 31, 2010 is $807 million and $753 million, respectively, of which $240 million and $225 million, respectively, is included in accrued expenses.

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

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of September 30, 2011, the average estimated default rate for our pools of receivables was approximately 10%.

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

Given the significance of our respective pools of VOI notes receivable, a change in the projected default rate can have a significant impact to its loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

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

Income Taxes. We provide for income taxes in accordance with principles contained in FASB ASC 740, Income Taxes. Under these principles, we recognize the amount of income tax payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We also measure and recognize the amount of tax benefit that should be recorded for financial statement purposes for uncertain tax positions taken or expected to be taken in a tax return. With respect to uncertain tax positions, we evaluate the recognized tax benefits for derecognition, classification, interest and penalties, interim period accounting and disclosure requirements. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. At September 30, 2011, we have approximately $1.0 billion of capital losses that expire at December 31, 2011 and have a full valuation allowance. We are currently considering internal restructurings that may allow us to utilize these tax attributes within the statutory carryforward period.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2011 and 2010.

After an extremely difficult period in 2008 and 2009, business conditions in the global lodging industry improved significantly in 2010 and that improvement continued in the first nine months of 2011. These improvements have resulted from higher average daily rates and higher occupancy primarily related to our three main classes of customers: business, leisure and group travelers. As corporate profits have continued to rise, our business from business travelers, which accounts for the majority of our revenues, is leading the recovery. In addition, the supply side growth has been lower than recent years which has led us to achieve upper single digit to low double digit REVPAR growth in many of our leading markets. We are the largest operator of upper upscale and luxury hotels in the world and we are seeing luxury travel leading the increases in occupancy. Despite the improvement in revenues, we continue to enforce previously instituted rigorous policies to control costs.

Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, since early 2006, we have sold a significant number of hotels in connection with our strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of hotel management and franchise agreements. In 2010 and through the third quarter of 2011, we sold four owned hotels, further reducing our revenues and operating income from owned, leased and consolidated joint venture hotels. Three of the hotels were sold subject to a long-term management contract. Total revenues generated from these sold hotels were $0 million and $40 million for the three months ended September 30, 2011 and 2010, respectively, and $42 million and $110 million for the nine months ended September 30, 2011 and 2010, respectively.

To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.

At September 30, 2011, we had approximately 350 hotels in the active pipeline representing approximately 90,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 74% are in the upper upscale and luxury segments and 81% are outside of North America. During the third quarter of 2011, we signed 24 hotel management and franchise contracts representing approximately 6,300 rooms of which 15 are new builds and nine are conversions from another brand and opened 19 new hotels and resorts representing approximately 4,900 rooms. During the third quarter of 2011, six hotels left the system, representing approximately 1,800 rooms.

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

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2011 (with comparable data for 2010):

Top Five Metropolitan Areas in the United States as a % of Total Owned Revenues for the Three Months Ended September 30, 2011 with Comparable Data for the Same Period in 2010(1)
Metropolitan Area	2011 Revenues	2010 Revenues
New York, NY	12.4%	12.2%
Hawaii	6.5%	6.9%
San Francisco, CA	4.2%	4.3%
Chicago, IL	3.1%	5.2%
Atlanta, GA	2.9%	3.2%

Top Five Metropolitan Areas in the United States as a % of Total Owned Revenues for the Nine Months Ended September 30, 2011 with Comparable Data for the Same Period in 2010(1)
Metropolitan Area	2011 Revenues	2010 Revenues
New York, NY	11.5%	11.6%
Hawaii	6.0%	6.5%
Phoenix, AZ	5.1%	5.0%
San Francisco, CA	4.1%	4.0%
Chicago, IL	3.3%	4.3%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2011 (with comparable data for 2010):

Top Five International Markets as a % of Total Owned Revenues for the Three Months Ended September 30, 2011 with Comparable Data for the Same Period in 2010(1)
International Market	2011 Revenues	2010 Revenues
Canada	11.0%	10.0%
Italy	8.7%	7.5%
Spain	7.4%	6.9%
Australia	4.9%	3.9%
United Kingdom	4.3%	2.3%

Top Five International Markets as a % of Total Owned Revenues for the Nine Months Ended September 30, 2011 with Comparable Data for the Same Period in 2010(1)
International Market	2011 Revenues	2010 Revenues
Canada	11.0%	10.9%
Italy	7.7%	7.3%
Spain	6.5%	5.7%
Australia	4.7%	3.9%
Mexico	4.0%	4.0%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following table summarizes REVPAR(1), Average Daily Rate (“ADR”) and occupancy for our Same-Store Owned Hotels for the three and nine months ended September 30, 2011 and 2010. The results for the three months ended September 30, 2011 and 2010 represent results for 49 owned, leased and consolidated joint venture hotels (excluding four hotels sold and 11 hotels undergoing significant repositionings or without comparable results in 2011 and 2010). The results for the nine months ended September 30, 2011 and 2010 represent results for 48 owned, leased and consolidated joint venture hotels (excluding five hotels sold and 12 hotels undergoing significant repositionings or without comparable results in 2011 and 2010).

	Three Months Ended September 30,		Variance
	2011	2010
Worldwide (49 hotels with approximately 16,500 rooms)
REVPAR	$170.10	$148.45	14.6%
ADR	$223.80	$202.28	10.6%
Occupancy	76.0%	73.4%	2.6

North America (23 hotels with approximately 9,100 rooms)
REVPAR	$165.15	$154.99	6.6%
ADR	$206.26	$198.56	3.9%
Occupancy	80.1%	78.1%	2.0

International (26 hotels with approximately 7,400 rooms)
REVPAR	$176.14	$140.46	25.4%
ADR	$247.94	$207.51	19.5%
Occupancy	71.0%	67.7%	3.3

	Nine Months Ended September 30,		Variance
	2011	2010
Worldwide (48 hotels with approximately 16,300 rooms)
REVPAR	$161.01	$140.77	14.4%
ADR	$220.38	$203.54	8.3%
Occupancy	73.1%	69.2%	3.9

North America (22 hotels with approximately 8,900 rooms)
REVPAR	$162.63	$150.54	8.0%
ADR	$210.83	$202.34	4.2%
Occupancy	77.1%	74.4%	2.7

International (26 hotels with approximately 7,400 rooms)
REVPAR	$159.07	$129.09	23.2%
ADR	$233.27	$205.24	13.7%
Occupancy	68.2%	62.9%	5.3

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three and nine months ended September 30, 2011 and 2010. Same-Store Systemwide Hotels represent results for same store owned, leased, managed and franchised hotels.

	Three Months Ended September 30,		Variance
	2011	2010
Worldwide
REVPAR	$119.24	$106.89	11.6%
ADR	$168.08	$155.58	8.0%
Occupancy	70.9%	68.7%	2.2

North America
REVPAR	$113.18	$103.98	8.8%
ADR	$152.48	$145.55	4.8%
Occupancy	74.2%	71.4%	2.8

International
REVPAR	$128.07	$111.13	15.2%
ADR	$193.63	$171.72	12.8%
Occupancy	66.1%	64.7%	1.4

	Nine Months Ended September 30,		Variance
	2011	2010
Worldwide
REVPAR	$114.87	$103.24	11.3%
ADR	$167.77	$156.55	7.2%
Occupancy	68.5%	65.9%	2.6

North America
REVPAR	$109.41	$99.72	9.7%
ADR	$153.88	$146.95	4.7%
Occupancy	71.1%	67.9%	3.2

International
REVPAR	$122.83	$108.36	13.4%
ADR	$190.03	$171.59	10.7%
Occupancy	64.6%	63.2%	1.4

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Continuing Operations

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$441	$427	$14	3.3%
Management Fees, Franchise Fees and Other Income	202	173	29	16.8%
Vacation Ownership and Residential	140	132	8	6.1%
Other Revenues from Managed and Franchised Properties	589	523	66	12.6%

Total Revenues	$1,372	$1,255	$117	9.3%

The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to improved REVPAR at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from four owned hotels that were sold or closed in 2010 and 2011. These sold or closed hotels had revenues of $0 million in the three months ended September 30, 2011 compared to $40 million for the same period in 2010. Revenues at our Same-Store Owned Hotels (49 hotels for the three months ended September 30, 2011 and 2010, excluding the four hotels sold and 11 additional hotels undergoing significant repositionings or without comparable results in 2011 and 2010) increased 13.3%, or $45 million, to $384 million for the three months ended September 30, 2011 when compared to $339 million in the same period of 2010 due primarily to an increase in REVPAR.

REVPAR at our worldwide Same-Store Owned Hotels increased 14.6% to $170.10 for the three months ended September 30, 2011 when compared to the same period in 2010. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 76.0% in the three months ended September 30, 2011 when compared to 73.4% in the same period in 2010 as well as a 10.6% increase in ADR to $223.80 for the three months ended September 30, 2011 compared to $202.28 for the same period in 2010. REVPAR at Same-Store Owned Hotels in North America increased 6.6% for the three months ended September 30, 2011 when compared to the same period of 2010. REVPAR growth was particularly strong at our owned hotels in New York, New York, Toronto, Canada and San Francisco, California. REVPAR at our international Same-Store Owned Hotels increased by 25.4% for the three months ended September 30, 2011 when compared to the same period of 2010. REVPAR for Same-Store Owned Hotels internationally increased 13.3% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income was primarily a result of a $27 million increase in management and franchise revenues to $195 million for the three months ended September 30, 2011 compared to $168 million for the same period in 2010. Management fees increased 21.3% to $114 million and franchise fees increased 11.6% to $48 million. These increases were primarily due to growth in REVPAR at existing hotels under management as well as the net addition of 46 managed and franchised hotels to our system since the third quarter of 2010.

Total vacation ownership and residential services revenue increased 6.1% to $140 million compared to the same period in 2010. Vacation ownership revenues for the three months ended September 30, 2011 increased 7.0% to $138 million compared to the same period in 2010. Originated contract sales of VOI inventory increased 3.8% in the three months ended September 30, 2011 when compared to the same period in 2010, primarily due to increased tour flow from new buyers and improved sales performance from existing owner channels. The number of contracts signed increased 8.2% when compared to 2010 and the average price per vacation ownership unit sold decreased 2.7% to approximately $14,000 driven by inventory mix. Vacation ownership and residential sales and services revenue was unfavorably impacted by a $1 million decrease in residential revenue when compared to the same period in 2010. Residential revenue in 2011 included $2 million of license fees in connection with sales at primarily three branded residential properties.

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

	0000000000000	0000000000000	0000000000000	0000000000000
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$88	$90	$(2)	(2.2)%

The decrease in selling, general, administrative and other expenses for the three months ended September 30, 2011, when compared to the same period of 2010, was due to lower accruals for incentive compensation and lower legal expenses.

	0000000000000	0000000000000	0000000000000	0000000000000
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$65	$71	$(6)	(8.5)%

The decrease in depreciation expense for the three months ended September 30, 2011, when compared to the same period of 2010, was primarily due to reduced depreciation expense from sold hotels and normal retirements, partially offset by additional capital expenditures made in the last twelve months.

	0000000000000	0000000000000	0000000000000	0000000000000
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$162	$122	$40	32.8%

The increase in operating income for the three months ended September 30, 2011 when compared to the same period of 2010 was primarily due to continued improvement in results from our owned and leased hotels and the increase in management fees due to the increase in REVPAR and the net addition of 46 managed and franchised hotels to our system since the third quarter of 2010. Results were negatively impacted by political unrest in the Middle East and North Africa, as well as events in Japan.

	0000000000000	0000000000000	0000000000000	0000000000000
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$(5)	$(1)	$(4)	n/m

The decrease in equity earnings and gains and losses from unconsolidated joint ventures for the three months ended September 30, 2011 when compared to the same period of 2010 was primarily due to unfavorable mark-to-market adjustments on US dollar denominated loans at several properties in Latin America.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$45	$59	$(14)	(23.7)%

The decrease in net interest expense for the three months ended September 30, 2011 when compared to the same period of 2010 was primarily due to a lower average debt balance and an increase in capitalized interest related to construction projects. Additionally, 2010 included a $5 million charge associated with the early payoff of a debt facility that was secured by vacation ownership notes receivable. Our weighted average interest rate was 6.79% at September 30, 2011 as compared to 6.87% at September 30, 2010.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$45	$(56)	$101	n/m

During the three months ended September 30, 2011, we recorded a gain of approximately $45 million primarily relating to a $48 million gain as a result of the write-up to fair value of our previously held non-controlling interest in two hotels in which we obtained a controlling interest during the quarter (see Note 4). This gain was partially offset by $3 million in losses relating to the impairment of an investment in a management contract that was terminated during the quarter and the impairment of fixed assets due to a significant property renovation.

During the three months ended September 30, 2010, we recorded a net loss on dispositions and impairments of approximately $56 million, primarily related to a loss of $53 million on the sale of one wholly-owned hotel and impairment charges of $3 million related to a vacation ownership property and an investment in a hotel management contract.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$(8)	$11	$(19)	n/m

The decrease in income tax expense for the three months ended September 30, 2011 when compared to the same period of 2010 was primarily a result of a net benefit of approximately $20 million associated with the closing of an IRS audit during the third quarter of 2011. This net tax benefit included a $13 million charge for the adjustment of certain items related to a disposition that occurred during the audit period. Additionally, during the third quarter of 2011, we recorded an $8 million benefit related to the reversal of a valuation allowance due to the utilization of capital losses that were previously reserved. We also recorded a tax benefit of approximately $7 million related to the hotel acquisitions in the third quarter of 2011 previously discussed. Finally, these tax benefits were partially offset by approximately $18 million of incremental tax expense, during the third quarter of 2011 compared to the same period in 2010, due to higher pretax income and a higher effective rate.

Discontinued Operations, Net of Tax

During the three months ended September 30, 2011, we recorded a loss of $2 million in discontinued operations primarily relating to a $1 million loss from the sale of our interest in a consolidated joint venture (see Note 13). Additionally, we recorded a $1 million loss in discontinued operations for accrued interest related to an uncertain tax position.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Continuing Operations

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,329	$1,245	$84	6.7%
Management Fees, Franchise Fees and Other Income	580	503	77	15.3%
Vacation Ownership and Residential	439	402	37	9.2%
Other Revenues from Managed and Franchised Properties	1,745	1,581	164	10.4%

Total Revenues	$4,093	$3,731	$362	9.7%

The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to improved REVPAR at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from four owned hotels that were sold or closed in 2010 and 2011. These sold or closed hotels had revenues of $42 million in the nine months ended September 30, 2011 compared to $110 million for the same period in 2010. Revenues at our Same-Store Owned Hotels (48 hotels for the nine months ended September 30, 2011 and 2010, excluding the four hotels sold and 12 additional hotels undergoing significant repositionings or without comparable results in 2011 and 2010) increased 11.8%, or $117 million, to $1.106 billion for the nine months ended September 30, 2011 when compared to $989 million in the same period of 2010 due primarily to an increase in REVPAR.

REVPAR at our worldwide Same-Store Owned Hotels increased 14.4% to $161.01 for the nine months ended September 30, 2011 when compared to the same period in 2010. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 73.1% in the nine months ended September 30, 2011 when compared to 69.2% in the same period in 2010 as well as a 8.3% increase in ADR to $220.38 for the nine months ended September 30, 2011 compared to $203.54 for the same period in 2010. REVPAR at Same-Store Owned Hotels in North America increased 8.0% for the nine months ended September 30, 2011 when compared to the same period of 2010. REVPAR growth was particularly strong at our owned hotels in New York, New York, Scottsdale, Arizona and Maui, Hawaii. REVPAR at our international Same-Store Owned Hotels increased by 23.2% for the nine months ended September 30, 2011 when compared to the same period of 2010. REVPAR for Same-Store Owned Hotels internationally increased 14.6% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income was primarily a result of a $68 million increase in management and franchise revenues to $558 million for the nine months ended September 30, 2011 compared to $490 million for the same period in 2010. Management fees increased 14.6% to $322 million and franchise fees increased 17.6% to $140 million. These increases were primarily due to growth in REVPAR at existing hotels under management as well as the net addition of 46 managed and franchised hotels to our system since the third quarter of 2010.

Total vacation ownership and residential services revenue increased 9.2% to $439 million compared to the same period in 2010. Vacation ownership revenues for the nine months ended September 30, 2011 increased 9.7% to $429 million compared to the same period in 2010. Originated contract sales of VOI inventory increased 6.1% in the nine months ended September 30, 2011 when compared to the same period in 2010, primarily due to increased tour flow from new buyers and improved sales performance from existing owner channels. The number of contracts signed increased 7.1% when compared to 2010 and the average price per vacation ownership unit sold was relatively unchanged at approximately $15,000. Residential revenue in 2011 included $10 million of license fees in connection with sales at primarily four branded residential properties.

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

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$256	$258	$(2)	(0.8)%

Selling, general, administrative and other expenses for the nine months ended September 30, 2011 decreased when compared to the same period of 2010, due to lower accruals for incentive compensation and lower legal expenses.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$200	$220	$(20)	(9.1)%

The decrease in depreciation expense for the nine months ended September 30, 2011, when compared to the same period of 2010, was primarily due to reduced depreciation expense from sold hotels and normal retirements, partially offset by additional capital expenditures made in the last twelve months.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$459	$344	$115	33.4%

The increase in operating income for the nine months ended September 30, 2011 when compared to the same period of 2010 was primarily due to continued improvement in results from our owned and leased hotels and the increase in management fees due to the increase in REVPAR and the net addition of 46 managed and franchised hotels to our system since the third quarter of 2010, as well as the increase in vacation ownership and residential fee revenues as described earlier. Results were negatively impacted by political unrest in the Middle East and North Africa, as well as events in Japan.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$6	$5	$1	20.0%

The increase in equity earnings and gains and losses from unconsolidated joint ventures for the nine months ended September 30, 2011 when compared to the same period of 2010 was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests, partially offset by unfavorable mark-to-market adjustments on US dollar denominated loans at several properties in Latin America.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$151	$180	$(29)	(16.1)%

The decrease in net interest expense for the nine months ended September 30, 2011 when compared to the same period of 2010 was primarily due to a lower average debt balance and an increase in capitalized interest related to construction projects. Additionally, 2010 included a $5 million charge associated with the early payoff of a debt facility that was secured by vacation ownership notes receivable. Our weighted average interest rate was 6.79% at September 30, 2011 as compared to 6.87% at September 30, 2010.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$14	$(35)	$49	n/m

During the nine months ended September 30, 2011, we recorded a $14 million gain on dispositions and impairments, net. This gain was primarily related to a $48 million gain as a result of the write-up to fair value of our previously held non-controlling interest in two hotels in which we obtained a controlling interest (see Note 4), partially offset by an impairment charge of $31 million to write-off our noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan, and $3 million in losses relating to the impairment of an investment in a management contract that was terminated in the period and the impairment of fixed assets due to a significant property renovation.

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

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$(14)	$32	$(46)	n/m

The decrease in income tax expense for the nine months ended September 30, 2011 when compared to the same period of 2010 was primarily a result of a $50 million tax benefit related to the sale of two wholly-owned hotels with high tax bases. Additionally, during the nine months ended September 30, 2011, we recorded a net benefit of approximately $20 million associated with the closing of an IRS audit, an $8 million benefit related to the reversal of a valuation allowance and a tax benefit of approximately $12 million related to hotel acquisitions and dispositions. Finally, these tax benefits were partially offset by approximately $47 million of incremental tax expense, during the nine months ended 2011 compared to the same period in 2010, due to higher pretax income and a higher effective rate.

Discontinued Operations, Net of Tax

During the nine months ended September 30, 2011, we recorded a loss of $22 million in discontinued operations primarily related to a $19 million loss relating to the sale of our interest in a consolidated joint venture. Additionally, we recorded a $3 million loss in discontinued operations for accrued interest related to an uncertain tax position (see Note 13).

During the nine months ended September 30, 2010, we recorded a gain of approximately $36 million, primarily related to a tax benefit in connection with the sale of one wholly-owned hotel for $78 million. The tax benefit was related to the realization of a high tax basis in these hotels that was generated through a previous transaction. In addition, there was a $2 million charge related to discontinued operations primarily related to an uncertain tax position.

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

During the third quarter of 2011, we received an income tax refund of approximately $40 million as the result of the closing of an IRS audit.

Cash Used for Investing Activities

Gross capital spending during the nine months ended September 30, 2011 was as follows (in millions):

Maintenance Capital Expenditures(1):
Owned, leased and consolidated joint venture hotels	$82
Corporate and information technology	88

Subtotal	170

Vacation Ownership and Residential Capital Expenditures(2):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	$(33)
Capital expenditures for inventory — St. Regis Bal Harbour	110

Subtotal	77

Development Capital	142

Total Capital Expenditures	$389

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $132 million less cost of sales of $55 million.

Gross capital spending during the nine months ended September 30, 2011 included approximately $170 million of maintenance capital and $142 million of development capital. Investment spending on gross VOI and residential inventory was $132 million, primarily in Bal Harbour, Florida, and Cancun, Mexico. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2011 (excluding vacation ownership and residential inventory) will be approximately $250 million for maintenance, renovations, and technology capital. In addition, for the full year 2011, we currently expect to spend approximately $200 million for investment projects, various joint ventures and other investments (excluding construction of the St. Regis Bal Harbour).

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

Since 2006 and through September 30, 2011, we have sold 65 hotels realizing proceeds of approximately $5.6 billion in numerous transactions. During the nine months ended September 30, 2011, we completed three of these sales resulting in cash proceeds of $280 million and the elimination of $57 million of debt.

There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of September 30, 2011:

	Amount Outstanding at September 30, 2011(a)	Interest Rate at September 30, 2011		Average Maturity
	(in millions)			(in years)
Floating Rate Debt
Revolving Credit Facilities	$—	—		2.1
Mortgages and Other	40	5.63%		1.5
Interest Rate Swaps	600	5.02%

Total/Average	$640	5.06	%(b)	1.5

Fixed Rate Debt
Senior Notes	$2,700	7.26%		3.4
Mortgages and Other	57	8.55%		11.1
Interest Rate Swaps	(600)	7.20%

Total/Average	$2,157	7.31%		3.5

Total Debt
Total Debt and Average Terms	$2,797	6.79%		3.5

(a)	Excludes approximately $434 million of our share of unconsolidated joint venture debt, all of which is non-recourse.
(b)	Includes commitment fees on undrawn revolver.

We have evaluated the commitments of each of the lenders in our Revolving Credit Facilities (the “Facilities”). In addition, we have reviewed our debt covenants and do not anticipate any issues regarding the availability of funds under the Facilities.

Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Gross Unsecuritized Debt	$2,797	$2,857
less: cash (including restricted cash of $135 million in 2011 and $44 million in 2010)	(1,122)	(797)

Net Unsecuritized Debt	$1,675	$2,060

Gross Securitized Debt (non-recourse)	$388	$494
less: cash restricted for securitized debt repayments (not included above)	(17)	(19)

Net Securitized Debt	$371	$475

Total Net Debt	$2,046	$2,535

Our Facilities are used to fund general corporate cash needs. As of September 30, 2011, we have availability of over $1.5 billion under the Facilities. The Facilities allow for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 2.5% plus the applicable currency LIBOR rate. Our ability to borrow under the Facilities is subject to compliance with the terms and conditions under the Facilities, including certain leverage and coverage covenants.

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facilities (approximately $1.5 billion), and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities (including $600 million of current maturities of Senior Notes due in May 2012), dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $264 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we would be subject to income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following commercial commitments outstanding as of September 30, 2011 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$161	$146	$12	$—	$3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At September 30, 2011, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: October 28, 2011