Form 10-K
period 2011-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2012-02-21
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

One StarPoint

Stamford, CT 06902

(Address of principal executive

offices, including zip code)

(203) 964-6000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).      Yes   ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sales price as quoted on the New York Stock Exchange was approximately $10.9 billion.

As of February 10, 2012, the registrant had 196,106,079 shares of common stock outstanding.

Documents Incorporated by Reference:

Document	Where Incorporated
Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

This Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”). Unless the context otherwise requires, all references to “we”, “us”, “our”, “Starwood”, or the “Company” refer to the Corporation and include those entities owned or controlled by the Corporation.

PART I

Forward-Looking Statements

This Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact, including statements regarding the intent, belief or current expectations of Starwood, its directors or its officers with respect to the matters discussed in this Annual Report. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Such forward-looking statements appear in several places in this Annual Report, including, without limitation, Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements including, without limitation, the risks and uncertainties disclosed under Item 1A. Risk Factors. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, Starwood undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 1.	Business

General

We are one of the world’s largest hotel and leisure companies. We conduct our hotel and leisure business both directly and through our subsidiaries. Our brand names include the following:

St. Regis® (luxury full-service hotels, resorts and residences) is for connoisseurs who desire the finest expressions of luxury. They provide flawless and bespoke service to high-end leisure and business travelers. St. Regis hotels are located in the ultimate locations within the world’s most desired destinations, important emerging markets and yet to be discovered paradises, and they typically have individual design characteristics to capture the distinctive personality of each location.

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

W® (luxury and upscale full-service hotels, retreats and residences) is where iconic design and cutting-edge lifestyle set the stage for exclusive and extraordinary experiences. Each hotel and retreat is uniquely inspired by its destination, where innovative design is inspired by local influences and creates energizing spaces to play or work by day or mix and mingle out by night. Guests are invited into extraordinary environments that combine entertainment, vibrant lounges, modern guestrooms, and innovative cocktail culture and cuisine. The beats per minute increase as the day transitions to night, amplifying the scene in every W Living Room for guests to socialize and see and be seen. W Hotels Worldwide, a global design powerhouse brought to life through W Happenings, exclusive partnerships and the signature Whatever/Whenever® promises to grant its guests and local community alike access to What’s New/Next.

Westin® (luxury and upscale full-service hotels, resorts and residences) provides innovative programs and instinctive services which transform every aspect of a guest’s stay into a revitalizing experience. Indulge in a deliciously wholesome menu including exclusive SuperFoodsRx® dishes. Energize in the fitness studio with the industry-leading WestinWORKOUT®. Revive in the Heavenly® Bath where luxurious touches create a spa-like experience. And of course, experience truly restorative sleep in the world-renowned Heavenly® Bed—an oasis of lush sheets, down, and patented pillow-top mattress. Whether an epic city center location or refreshing resort destination, Westin ensures guests leave feeling better than when they arrived. Westin. For A Better You.

Le Méridien® (luxury and upscale full-service hotels, resorts and residences) is a Paris-born hotel brand, currently represented by approximately 100 properties in 43 countries worldwide. Le Méridien aims to target the creative mind: an audience inspired by creativity who are eager to learn something new and see things in a different light. A curated approach towards the arts connects Le Méridien with the creative mind in an authentic and credible way. A cultural curator was engaged, responsible for integrating the arts into the guest experience and identifying the appropriate creative talents, a family of cultural innovators, LM100 TM, to define and enrich the guest experience through their dedicated tailor-made creations. This esteemed group comprises of a global array of visionaries, from painters to photographers, musicians to designers and chefs. Le Méridien is more than a hotel, it’s a way of life that provides “A New Perspective”.

Sheraton® (luxury and upscale full-service hotels, resorts and residences) is our largest brand serving the needs of upscale business and leisure travelers worldwide. For over 75 years this full-service, iconic brand has welcomed guests, becoming a trusted friend to travelers and one of the world’s most recognized hotel brands. From being the first hotel brand to step into major international markets like China, to completely captivating entire destinations like Waikiki, Sheraton understands that travel is about bringing people together. In Sheraton lobbies you’ll find the Link@SheratonSM experienced with Microsoft. The Sheraton Club is a social space where guests indulge in the upside of everything. Sheraton Fitness programmed by Core Performance, our signature fitness program, brings guests together as they train and eat healthy on the road. Sheraton transcends lifestyles, generations and geographies and will continue to welcome generation after generation of world travelers as The World’s Gathering Place.

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

Aloft® (select-service hotels) first opened in 2008. It will already be opening its 55th property in 2012. Aloft provides new heights: an oasis where you least expect it, a spirited neighborhood outpost, a haven at the side of the road. Bringing a cozy harmony of modern elements to the classic on-the-road tradition, Aloft offers a sassy, refreshing, ultra effortless alternative for both the business and leisure traveler. Fresh, fun, and fulfilling, Aloft is an experience to be discovered and rediscovered, destination after destination, as you ease on down the road. Style at a Steal.

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

Our hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. We seek to acquire interests in, or management or franchise rights with respect to properties in this segment. At December 31, 2011, our hotel portfolio included owned, leased, managed and franchised hotels totaling 1,076 hotels with approximately 315,300 rooms in approximately 100 countries, and is comprised of 59 hotels that we own or lease or in which we have a majority equity interest, 518 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 499 hotels for which we receive franchise fees.

Our revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling vacation ownership interests (“VOIs”) in the resorts and providing financing to customers who purchase such interests. Generally these resorts are marketed under the brand names described above. Additionally, our revenue and earnings are derived from the development, marketing and selling of residential units at mixed use hotel projects owned by us as well as fees earned from the marketing and selling of residential units at mixed use hotel projects developed by third-party owners of hotels operated under our brands. At December 31, 2011, we had 22 owned vacation ownership resorts and residential properties (including 13 stand-alone, eight mixed-use and one unconsolidated joint venture) in the United States, Mexico and the Bahamas.

Due to the global economic crisis and its impact on the long-term growth outlook for the timeshare industry, in 2009 we evaluated all of our existing vacation ownership projects, as well as land held for future vacation ownership projects. At that time, we decided not to initiate any new vacation ownership projects. We also decided not to develop certain vacation ownership sites and future phases of certain existing projects. As the economy and market conditions improved in 2011, we commenced construction on a future phase at one timeshare location where we had ceased development.

Our operations are in geographically diverse locations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2011:

	Number of Properties	Rooms
Managed and unconsolidated joint venture hotels	518	172,900
Franchised hotels	499	123,000
Owned hotels (a)	59	19,400
Vacation ownership resorts and stand-alone properties	13	7,000

Total properties	1,089	322,300

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of Properties	Rooms
North America (and Caribbean)	565	179,600
Europe	161	39,000
Asia Pacific	210	66,900
Africa and the Middle East	84	21,600
Latin America	69	15,200

Total properties	1,089	322,300

We have implemented a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. In furtherance of this strategy, since 2006, we have sold 65 hotels for approximately $5.6 billion. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements; selling VOIs; and investing in real estate assets where there is a strategic rationale for doing so, which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global assets, broad customer base and other resources and by taking advantage of our scale to reduce costs. The implementation of our strategy and financial planning is impacted by the uncertainty relating to geopolitical and economic environments around the world and its consequent impact on travel.

The Corporation was incorporated in 1980 under the laws of Maryland. Sheraton Hotels & Resorts and Westin Hotels & Resorts, Starwood’s largest brands, have been serving guests for more than 60 years. Starwood Vacation Ownership (and its predecessor, Vistana, Inc.) has been selling VOIs for more than 20 years.

Our principal executive offices are located at One StarPoint, Stamford, Connecticut 06902, and our telephone number is (203) 964-6000.

For a full discussion of our revenues, profits, assets and geographical segments, see our consolidated financial statements of this Annual Report, including the notes thereto. For additional information concerning our business, see Item 2 Properties, of this Annual Report.

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

We encounter strong competition as a hotel, resort, residential and vacation ownership operator. While some of our competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners and sell VOIs, under a variety of brands that compete directly with our brands.

Intellectual Property

We operate in a highly competitive industry and our intellectual property, including brands, logos, trademarks, service marks, and trade dress is an important component of our business. The success of our business depends, in part, on the increase in awareness of our brands and our ability to further develop our brands globally through the use of our intellectual property. To that end, we apply to register, register and renew our intellectual property, enforce our rights against the unauthorized use of our intellectual property by third parties; and otherwise protect our intellectual property through strategies and in jurisdictions where we reasonably deem appropriate.

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

Congress and some states are considering or have undertaken actions to regulate and reduce greenhouse gas emissions. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our hotels and/or result in significant additional expense and operating restrictions. The cost impact of such legislation, regulation, or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time.

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

Comparability of Owned Hotel Results

We continually update and renovate our owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact our owned hotel revenues and operating income. Other events, such as the occurrence of natural disasters may cause a full or partial closure or sale of a hotel, and such events can negatively impact our revenues and operating income. Finally, as we pursue our strategy of reducing our investment in owned real estate assets, the sale of such assets can significantly reduce our revenues and operating income from owned, leased and consolidated joint venture hotels.

Employees

At December 31, 2011, approximately 154,000 people were employed at our corporate offices, owned and managed hotels and vacation ownership resorts, of which approximately 31% were employed in the United States. At December 31, 2011, approximately 25% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are satisfactory.

Where You Can Find More Information

We file an annual report on a Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, a proxy statement and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwoodhotels.com/ corporate/investor_relations.html as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, NE, in Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at (800) SEC-0330 for further information. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling Investor Relations at (203) 351-3500.

Item 1A.	Risk Factors.

Risks Relating to Hotel, Resort, Vacation Ownership and Residential Operations

We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership and Residential Industries. Operating risks common to the hotel and vacation ownership and residential industries include:

•	changes in general economic conditions, including the severity and duration of downturns in the United States, Europe and global economies;

•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•	domestic and international political and geopolitical conditions;

•	travelers’ fears of exposures to contagious diseases;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	decreases in demand or increases in supply for vacation ownership interests;

•	the impact of internet intermediaries on pricing and our increasing reliance on technology;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•

changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, timeshare, privacy, licensing and labor and employment;

•	disputes with owners of properties, including condominium hotels, franchisees and homeowner associations which may result in litigation;

•	the availability and cost of capital to allow us and potential hotel owners and franchisees to fund construction, renovations and investments;

•	foreign exchange fluctuations;

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

If We Are Unable to Maintain Existing Management and Franchise Agreements or Obtain New Agreements on as Favorable Terms, our Operating Results May be Adversely Affected. We are impacted by our relationships with hotel owners and franchisees. Our hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace us in certain circumstances, such as the bankruptcy of the hotel owner or franchisee, the failure to meet certain financial or performance criteria and in certain cases, upon a sale of the property. Our ability to meet these financial and performance criteria is subject to, among other things, the risks common to hotel industries described above. Factors outside of our control, such as the current European sovereign debt crisis, could also have a significant negative impact on the financial condition and viability of our hotel property owners. Additionally, the nature of responsibilities under these management and franchise arrangements may give rise to disagreements with the property owners, making it difficult to maintain positive relationships with current and potential hotel owners and franchisees. Consequently, our operating results would be adversely affected if we could not maintain existing management, franchise or representation agreements or obtain new agreements on as favorable terms as the existing agreements.

We and Our Third Party Licensees May Not Be Able to Sell Residential Properties Using our Brands for a Profit or at Anticipated Prices. We utilize our brands in connection with the residential portions of certain properties that we develop and license our brands to third parties to use in a similar manner for a fee. Residential properties using our brands could become less attractive due to changes in mortgage rates and the availability of mortgage financing generally, market absorption or oversupply in a particular market. As a result, we and our third party licensees may not be able to sell these residences for a profit or at the prices that we or they have anticipated.

The Recent Recession in the Lodging Industry and the Global Economy Generally Will Continue to Impact Our Financial Results and Growth. The recent economic recession and continued economic uncertainty in the United States, Europe and much of the rest of the world has had a negative impact on the hotel and vacation ownership and residential industries. Substantial increases in air and ground travel costs and decreases in airline capacity have reduced demand for our hotel rooms and interval and fractional timeshare products. Accordingly, our financial results have been impacted by the economic recession and both our future financial results and growth could be further harmed if recovery from the economic recession slows or the economic recession becomes worse. In certain cases, we have entered into third party hotel management contracts which contain performance guarantees specifying that certain operating metrics will be achieved. As a result of the impact of the economic downturn on the lodging industry (and despite the stabilization in lodging that began in 2010), we may not meet the requisite performance levels, and we may be forced to loan or contribute monies to fund the shortfall of performance levels or terminate the management contract. For a more detailed description of our performance guarantees, see Note 25 of the consolidated financial statements.

Moreover, many businesses, particularly financial institutions, face restrictions on the ability to travel and hold conferences or events at resorts and luxury hotels. These restrictions as well as negative publicity associated with such companies holding large conference and corporate events has resulted in reduced corporate bookings that could impact our financial results in the future.

Our Revenues, Profits, or Market Share Could Be Harmed If We Are Unable to Compete Effectively. The hotel, vacation ownership and residential industries are highly competitive. Our properties compete for customers with other hotel and resort properties, ranging from national and international hotel brands to independent, local and regional hotel operators, and, with respect to our vacation ownership resorts and residential projects, with owners reselling their VOIs, including fractional ownership, or apartments. We compete based on a number of factors, including quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price, and the ability to earn and redeem loyalty program points. Some of our competitors may have substantially greater marketing and financial resources than we do, and if we are unable to successfully compete in these areas, our operating results could be adversely affected.

Moreover, our present growth strategy for development of additional lodging facilities entails entering into and maintaining various management agreements, franchise agreements, and leases with property owners. We compete with other hotel companies for this business primarily on the basis of fees, contract terms, brand recognition, and reputation. In connection with entering into these agreements, we may be required to make investments in, or guarantee the obligations of, third parties or guarantee minimum income to third parties. The terms of our management agreements, franchise agreements, and leases for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

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

Any Failure to Protect our Trademarks Could Have a Negative Impact on the Value of Our Brand Names and Adversely Affect Our Business. We believe our trademarks are an important component of our business. We rely on trademark laws to protect our proprietary rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brand in both domestic and international markets. From time to time, we apply to have certain trademarks registered and there is no guarantee that such trademark registrations will be granted. Further, monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

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

International Operations Are Subject to Unique Political and Monetary Risks. We have significant international operations which as of December 31, 2011 included 161 owned, managed or franchised properties in Europe (including 16 properties with majority ownership); 84 managed or franchised properties in Africa and the Middle East; 69 owned, managed or franchised properties in Latin America (including nine properties with majority ownership); and 210 owned, managed or franchised properties in the Asia Pacific region (including four properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include exposure to local economic conditions, potential adverse changes in the diplomatic relations between foreign countries and the United States, hostility from local populations, including the risk of war and civil unrest, restrictions on the repatriation of non-U.S. earnings and withdrawal of foreign investments, restriction on the ability to pay dividends and remit earnings to affiliated companies, uncertainty as to the enforceability of contractual rights under local law, conflicts between local law and United States law and compliance with complex and changing laws, regulations and policies. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions.

Additionally, our current growth strategy is heavily dependent upon growth in international markets. As of December 31, 2011, 85% of our pipeline represented international growth. Further, 61% of our pipeline represents new properties in Asia Pacific and 44% represents new growth in China alone. If our international expansion plans are unsuccessful, our financial results could be materially adversely affected.

We Could be Adversely Affected by Violations of the U.S. Foreign Corrupt Practices Act. Our business operations in countries outside the United States are subject to anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. We train our employees concerning anti-corruption laws and issues, and also require our third-party business partners and agents and others who work with us or on our behalf that they must comply with our anti-corruption policies. We also have procedures and controls in place to monitor internal and external compliance. We cannot provide assurance that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer from criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Third Party Internet Reservation Channels May Negatively Impact Our Bookings. Some of our hotel rooms are booked through third party internet travel intermediaries such as Travelocity.com®, Expedia.com®, Orbitz.com® and Priceline.com®. As the percentage of internet bookings increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Over time consumers may develop loyalties to these third party internet reservations systems rather than to our lodging brands. Although we expect to derive most of our business from traditional channels and our websites, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.

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

Disasters, Disruptions and Other Impairment of Our Information Technologies and Systems Could Adversely Affect our Business. Our business involves the processing, use, storage and transmission of personal information regarding our employees, customers, hotel owners, and vendors for various business purposes, including marketing and promotional purposes. The protection of personal as well as proprietary information is critical to us. We are subject to numerous laws and regulations designed to protect personal information, including Member State implementation of the European Union Directive on Data Protection and various U.S. federal and state laws. We have established policies and procedures to help protect the privacy and security of our information. However, every year the number of laws and regulations continues to grow, as does the complexity of such laws. Further, privacy regulations, on occasion, may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests.

We are dependent on information technology networks and systems to process, transmit and store proprietary and personal information, and to communicate among our various locations around the world, which may include our reservation systems, vacation exchange systems, hotel/property management systems, customer and employee databases, call centers, administrative systems, and third party vendor systems. The complexity of this infrastructure contributes to the potential risk of security breaches. We rely on the security of our information systems and, those of our vendors and other authorized third parties, to protect our proprietary and personal information.

Despite our efforts, information networks and systems may be vulnerable to threats such as system, network or Internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; employee error, negligence, fraud, or misuse of systems; or other unauthorized attempts by third parties to access, modify or delete our proprietary and personal information. Although we have taken steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system failure, unauthorized access, or breach will not occur.

Any compromise of our networks or systems, public disclosure, or loss of personal or proprietary information could result in a disruption to our operations; damage to our reputation and a loss of confidence from our customers or employees; legal claims or proceedings, liability under laws that protect personal information, regulatory penalties, potentially resulting in significant monetary damages, regulatory enforcement actions, fines, and/or criminal or civil prosecution in one or more jurisdictions; and subjecting us to additional regulatory scrutiny, or additional costs and liabilities which could have a material adverse affect on our business, operations or financial condition.

Significant Owners of Our Properties May Concentrate Risks. There is potential for a concentration of ownership of hotels operated under our brands by any single owner. Following the acquisition of the Le Méridien brand business and a large disposition transaction to one ownership group in 2006, single ownership groups own significant numbers of hotels operated by us. While the risks associated with such ownership are no different than exist generally (i.e., the financial position of the owner, the overall state of the relationship with the owner and their participation in optional programs and the impact on cost efficiencies if they choose not to participate), they are more concentrated.

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

Risks Relating to Operations in Syria and Other Countries Subject to Sanction Laws

From time to time the United States may impose sanctions that prohibit U.S. companies from engaging in business activities with certain persons or foreign countries or governments that it determines are adverse to U.S. foreign policy interests. For example, the United States has issued an executive order that prohibits U.S. companies from engaging in certain business activities with the government of Syria, a country that the United States has identified as a state sponsor of terrorism. During fiscal 2011, a foreign subsidiary of Starwood generated approximately $300,000 of revenue from management and other fees from existing hotels located in Syria. This amount constitutes significantly less than 1% of our worldwide annual revenues. We believe our activities in Syria are in full compliance with U.S. and local law. At any time, the United States may impose additional sanctions against Syria. If so, our existing activities in Syria may be adversely affected, or we may incur costs to respond to an executive order, depending on the nature of any further sanctions that might be imposed.

In addition, in 2011 the United States issued an executive order that prohibited U.S. companies from transacting with the government of Libya and certain entities and individuals associated with the former Gaddafi regime. A foreign subsidiary of Starwood currently has a management contract for one hotel located in Libya, as well as three hotels outside Libya that are indirectly owned by the government of Libya. Although the restriction was released following the fall of the Gaddafi regime, the United States may impose additional sanctions against Libya at any time.

Further, our activities in countries that are subject to U.S. sanction laws may reduce demand for our stock among certain investors. Any restrictions on Starwood’s ability to conduct its business operations in a jurisdiction that is subject to U.S. sanctions laws could negatively impact our financial results.

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

We Have Little Control Over the Availability of Funds Needed to Fund New Investments and Maintain Existing Hotels. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both we and current and potential hotel owners must have access to capital. The availability of funds for new investments and maintenance of existing hotels depends in large measure on capital markets and liquidity factors over which we have little control. Current and prospective hotel owners may find hotel financing expensive and difficult to obtain. Delays, increased costs and other impediments to restructuring such projects may affect our ability to realize fees, recover loans and guarantee advances, or realize equity investments from such projects. Our ability to recover loans and guarantee advances from hotel operations or from owners through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to raise new capital. In addition, downgrades of our public debt ratings by rating agencies could increase our cost of capital. A breach of a covenant could result in an event of default that, if not cured or waived, could result in an acceleration of all or a substantial portion of our debt. For a more detailed description of the covenants imposed by our debt obligations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Used for Financing Activities in this Annual Report.

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

Risks Relating to So-Called Acts of God, Terrorist Activity and War

Our financial and operating performance may be adversely affected by so-called acts of God, such as natural disasters, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results. In 2011, our hotels in Syria, Tunisia, Libya and Egypt experienced reduced bookings as a result of the political climate in these countries. If these conditions do not improve, our financial results could be negatively impacted.

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

Our Insurance Policies May Not Cover All Potential Losses

We carry insurance coverage for general liability, property, business interruption, and other risks with respect to our owned and leased properties and we make available insurance programs for owners of properties we manage. These policies offer coverage terms and conditions that we believe are usual and customary for our industry. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, debris removal, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our property policies also provide that for the coverage of critical earthquake (California and Mexico), hurricane and flood, all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the annual aggregate limits and sub-limits contained in our policies have been exceeded and any such claims will also be combined with the claims of owners of managed hotels that participate in our insurance program for the same purpose. Therefore, if insurable events occur that affect more than one of our owned hotels and/or managed hotels owned by third parties that participate in our insurance program, the claims from each affected hotel will be added together to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached and if the limits or sub-limits are exceeded each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. In addition, under those circumstances, claims by third party owners will reduce the coverage available for our owned and leased properties.

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

Our Acquisitions/Dispositions and Investments in New Brands May Ultimately Not Prove Successful and We May Not Realize Anticipated Benefits

We consider corporate as well as property acquisitions and investments that complement our business. In many cases, we compete for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable financial metrics than we do. There can be no assurance that we will be able to identify acquisition or investment candidates or complete transactions on commercially reasonable terms or at all. If transactions are consummated, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

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

Risks Related to Our Dependence on Senior Management and Our Ability to Achieve Our Growth Strategy

Our future success and our ability to manage future growth depend in large part upon the efforts of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. In the past several years, we have experienced significant changes in our senior management, including executive officers (see Item 10, Directors, Executive Officers and Corporate Governance of this Annual Report). There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our growth and operating strategies.

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

Risks Relating to Ownership of Our Shares

Our Board of Directors May Issue Preferred Stock and Establish the Preferences and Rights of Such Preferred Stock. Our charter provides that the total number of shares of stock of all classes which the Corporation has authority to issue is 1,200,000,000, consisting of one billion shares of common stock and 200 million shares of preferred stock. Our Board of Directors has the authority, without a vote of stockholders, to establish the preferences and rights of any preferred shares to be issued and to issue such shares. The issuance of preferred shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of our stockholders. Since our Board of Directors has the power to establish the preferences and rights of preferred shares without a stockholder vote, our Board of Directors may give the holders preferences, powers and rights, including voting rights, senior to the rights of holders of our shares.

Our Board of Directors May Implement Anti-Takeover Devices and Our Charter and Bylaws Contain Provisions which May Prevent Takeovers. Certain provisions of Maryland law permit our Board of Directors, without stockholder approval, to implement possible takeover defenses that are not currently in place, such as a classified board. In addition, our charter contains provisions relating to restrictions on transferability of our common stock, which provisions may be amended only by the affirmative vote of our stockholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, our Bylaws provide that directors have the exclusive right to amend our Bylaws.

We Cannot Provide Assurance That We Will Continue to Pay Dividends. There can be no assurance that we will continue to pay dividends. Our Board of Directors may suspend the payment of dividends if the Board deems such action to be in the best interests of the Company or stockholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in the Company. This appreciation may not occur and our stock may, in fact, depreciate in value.

Item 1B. Unresolved	Staff Comments.

Not applicable.

Item 2.	Properties.

We are one of the largest hotel and leisure companies in the world, with operations in approximately 100 countries. We consider our hotels and resorts, including vacation ownership resorts (together “Resorts”), generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence attributable to age, condition of facilities, and style can adversely affect our Resorts, Starwood and third-party owners of managed and franchised Resorts expend substantial funds to renovate and maintain their facilities in order to remain competitive. For further information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this Annual Report.

At December 31, 2011 our hotel business included 1,076 owned, managed or franchised hotels with approximately 315,300 rooms and our owned vacation ownership and residential business included 13 stand-alone vacation ownership resorts and residential properties at December 31, 2011, predominantly under seven brands. All brands (other than the Four Points by Sheraton and the Aloft and Element brands) represent full-service properties that range in amenities from luxury hotels and extended stay resorts to more moderately priced hotels. Our Four Points by Sheraton, Aloft and Element brands are select-service properties that cater to more value oriented consumers.

The following table reflects our hotel and vacation ownership properties, by brand, as of December 31, 2011:

	Hotels, VOI and Residential(a)
	Properties	Rooms
St. Regis and Luxury Collection	104	20,500
W	41	12,000
Westin	190	74,500
Le Méridien	99	25,600
Sheraton	421	148,400
Four Points	159	27.900
Aloft	55	8,700
Independent / Other	20	4,700

Total	1,089	322,300

(a)	Includes vacation ownership properties of which 13 are stand-alone, eight are mixed-use and one is an unconsolidated joint venture totaling rooms of 7,000.

Hotel Business

Managed and Franchised Hotels. Hotel and resort properties in the United States are often owned by entities that do not manage hotels or own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. Management believes that companies, such as Starwood, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management, marketing and reservation services. In 2011, we opened 80 managed and franchised hotels with approximately 21,000 rooms and 31 managed and franchised hotels with approximately 7,000 rooms left our system.

Managed Hotels. We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide centralized reservation services and coordinate national and international advertising and certain marketing and promotional services. We prepare and implement annual budgets for the hotels we manage and are responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31,

2011, we managed 518 hotels with approximately 172,900 rooms worldwide. During the year ended December 31, 2011, we generated management fees by geographic area as follows:

United States	33.8%
Asia Pacific	28.0%
Europe	15.9%
Middle East and Africa	13.7%
Americas (Latin America, Caribbean & Canada)	8.6%

Total	100.0%

Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, national and international advertising and sales and marketing. In our experience, owners seek hotel managers that can provide attractively priced base, incentive and marketing fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand, so as to align the interests of the owner and Starwood. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept or will retain a particular management contract. During the year ended December 31, 2011, we opened 49 managed hotels with approximately 14,000 rooms, and 11 managed hotels with approximately 4,000 rooms left our system. In addition, during 2011, we signed management agreements for 70 hotels with approximately 20,000 rooms, a small portion of which opened in 2011 and the majority of which will open in the future.

Brand Franchising and Licensing. We franchise our Sheraton, Westin, Four Points by Sheraton, Luxury Collection, Le Méridien, Aloft and Element brand names and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, national and international advertising and sales and marketing. In addition, a franchisee may purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. We also review certain plans for, and the location of, franchised hotels and review their design. At December 31, 2011, there were 499 franchised properties with approximately 123,000 rooms. During the year ended December 31, 2011, we generated franchise fees by geographic area as follows:

United States	66.9%
Europe	9.8%
Americas (Latin America, Caribbean & Canada)	13.4%
Asia Pacific	9.2%
Middle East and Africa	0.7%

Total	100.0%

In addition to the franchise contracts we retained in connection with the sale of hotels during the year ended December 31, 2011, we opened 31 franchised hotels with approximately 7,000 rooms, and 20 franchised hotels with approximately 4,000 rooms left our system. In addition, during 2011 we signed franchise agreements for 42 hotels with approximately 9,000 rooms, a portion of which opened in 2011 and a portion of which will open in the future.

Owned, Leased and Consolidated Joint Venture Hotels. Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. However, beginning in 2006, we embarked upon a strategy of selling a significant number of hotels. Since 2006 and through December 31, 2011, we have sold 65 wholly-owned hotels which has substantially reduced our revenues and operating income from owned, leased and consolidated joint-venture hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the years ending December 31, 2011, 2010 and 2009 were $1.768 billion, $1.704 billion and $1.584 billion, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $1.001 billion, $1.067 billion and $1.024 billion for 2011, 2010 and 2009, respectively).

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the years ended December 31, 2011 and 2010:

Top Five Domestic Markets in the United States as a % of Total Owned

Revenues for the Years Ended December 31, 2011 and 2010 (1)

	2011	2010
Metropolitan Area	Revenues	Revenues
New York, NY	12.4%	12.3%
Hawaii	6.1%	6.2%
Phoenix, AZ	5.3%	5.0%
San Francisco, CA	4.1%	4.0%
Chicago, IL	3.1%	4.3%

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the years ended December 31, 2011 and 2010:

Top Five International Markets as a % of Total Owned

Revenues for the Years Ended December 31, 2011 and 2010 (1)

	2011	2010
Country	Revenues	Revenues
Canada	11.0%	10.8%
Italy	7.4%	7.1%
Spain	5.9%	5.6%
Australia	4.9%	4.1%
Mexico	4.2%	4.1%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Following the sale of a significant number of our hotels in the past three years, we currently own or lease 59 hotels as follows:

Hotel	Location	Rooms
U.S. Hotels:
The St. Regis Hotel, New York	New York, NY	229
St. Regis Hotel, San Francisco	San Francisco, CA	260
The Phoenician	Scottsdale, AZ	643
W New York – Times Square	New York, NY	509
W Chicago Lakeshore	Chicago, IL	520
W Los Angeles Westwood	Los Angeles, CA	258
W New Orleans	New Orleans, LA	410
W New Orleans, French Quarter	New Orleans, LA	98
The Westin Maui Resort & Spa	Maui, HI	759
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,068
The Westin San Francisco Airport	San Francisco, CA	397
The Westin St. John Resort & Villas	St. John, Virgin Islands	175
Sheraton Kauai Resort	Kauai, HI	394
Sheraton Steamboat Springs Resort	Steamboat Springs, CO	207
Sheraton Suites Philadelphia Airport	Philadelphia, PA	251
Aloft Lexington	Lexington, MA	136
Aloft Philadelphia Airport	Philadelphia, PA	136
Element Lexington	Lexington, MA	123
Four Points by Sheraton Philadelphia Airport	Philadelphia, PA	177
Four Points by Sheraton Tucson University Plaza	Tucson, AZ	150
The Manhattan at Times Square	New York, NY	659
Tremont Hotel	Chicago, IL	135
Clarion Hotel	San Francisco, CA	251
Cove Haven Resort	Scranton, PA	276
Pocono Palace Resort	Scranton, PA	189
Paradise Stream Resort	Scranton, PA	144
Perimeter Hotel, Atlanta	Atlanta, GA	275

International Hotels:	Location	Rooms
St. Regis Grand Hotel, Rome	Rome, Italy	161
St. Regis, Osaka	Tokyo, Japan	160
St. Regis, Florence	Florence, Italy	100
Hotel Gritti Palace	Venice, Italy	90
Park Tower	Buenos Aires, Argentina	181
Hotel Alfonso XIII	Seville, Spain	147
Hotel Imperial	Vienna, Austria	138
Hotel Goldener Hirsch	Salzburg, Austria	69
Hotel Maria Cristina	San Sebastian, Spain	136
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, England	192
The Westin Excelsior, Rome	Rome, Italy	316
The Westin Resort & Spa, Los Cabos	Los Cabos, Mexico	243
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico	280
The Westin Excelsior, Florence	Florence, Italy	171
The Westin Resort & Spa Cancun	Cancun, Mexico	379
The Westin Denarau Island Resort	Nadi, Fiji	273
The Westin Dublin Hotel	Dublin, Ireland	163
Sheraton Centre Toronto Hotel	Toronto, Canada	1,377
Sheraton On The Park	Sydney, Australia	557
Sheraton Rio Hotel & Resort	Rio de Janeiro, Brazil	542
Sheraton Diana Majestic Hotel	Milan, Italy	106
Sheraton Ambassador Hotel	Monterrey, Mexico	229
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Santa Maria de El Paular	Rascafria, Spain	44
Sheraton Fiji Resort	Nadi, Fiji	264
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	742
Sheraton Maria Isabel Hotel & Towers	Mexico City, Mexico	755
Sheraton Gateway Hotel in Toronto International Airport	Toronto, Canada	474
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Paris Airport Hotel & Conference Centre	Paris, France	252
The Park Lane Hotel, London	London, England	303

An indicator of the performance of our owned, leased and consolidated joint venture hotels is revenue per available room (“REVPAR”), as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

The following table summarizes REVPAR, average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for our 45 owned, leased and consolidated joint venture hotels (excluding six hotels sold or closed and 14 hotels undergoing significant repositionings or without comparable results in 2011 and 2010) (“Same-Store Owned Hotels”) for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010	Variance
Worldwide (45 hotels with approximately 16,000 rooms)
REVPAR (1)	$159.12	$142.76	11.5%
ADR	$218.65	$205.49	6.4%
Occupancy	72.8%	69.5%	3.3
North America (22 hotels with approximately 9,000 rooms)
REVPAR (1)	$164.78	$153.63	7.3%
ADR	$215.60	$207.44	3.9%
Occupancy	76.4%	74.1%	2.3
International (23 hotels with approximately 7,000 rooms)
REVPAR (1)	$152.01	$129.11	17.7%
ADR	$222.95	$202.64	10.0%
Occupancy	68.2%	63.7%	4.5

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

During the years ended December 31, 2011 and 2010, we invested approximately $283 million and $184 million, respectively, for capital expenditures at owned hotels. These capital expenditures included renovation costs at The Westin Peachtree Plaza in Atlanta, GA, Sheraton Kauai Resort in Koloa, HI, The St. Regis Florence in Florence, Italy, Hotel Alfonso XIII in Seville, Spain and the purchase of the Hotel Goldener Hirsch in Salzburg, Austria.

The following table summarizes REVPAR, ADR and average occupancy rates for our same-store owned, leased, managed and franchised hotels (“Same-Store Systemwide Hotels”) on a year-to-year basis for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	Variance
Worldwide
REVPAR (1)	$114.56	$104.43	9.7%
ADR	$168.37	$158.57	6.2%
Occupancy	68.0%	65.9%	2.1
North America
REVPAR (1)	$108.57	$99.47	9.1%
ADR	$155.11	$148.45	4.5%
Occupancy	70.0%	67.0%	3.0
International
REVPAR (1)	$123.40	$111.74	10.4%
ADR	$189.36	$174.17	8.7%
Occupancy	65.2%	64.2%	1.0

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

Vacation Ownership and Residential Business

We develop, own and operate vacation ownership resorts, market and sell the VOIs in the resorts and, in many cases, provide financing to customers who purchase such ownership interests. Owners of VOIs can trade their interval for intervals at other Starwood vacation ownership resorts, intervals at certain vacation ownership resorts not otherwise sponsored by Starwood through an exchange company, or for hotel stays at Starwood properties. From time to time, we securitize or sell the receivables generated from our sale of VOIs.

We have also entered into arrangements with several owners for mixed use hotel projects that will include a residential component. We have entered into licensing agreements for the use of certain of our brands to allow the owners to offer branded condominiums to prospective purchasers. In consideration, we typically receive a licensing fee equal to a percentage of the gross sales revenue of the units sold. The licensing arrangement generally terminates upon the earlier of sell-out of the units or a specified length of time. We recently completed the development of a residential project in Bal Harbour, Florida and are in the process of selling residential units.

At December 31, 2011, we had 22 residential and vacation ownership resorts and sites in our portfolio with 17 actively selling VOIs and residences including one unconsolidated joint venture. During 2011 and 2010 we invested approximately $70 million and $151 million, respectively, for vacation ownership capital expenditures, including VOI construction at the Westin Desert Willow Villas in Palm Desert, CA, the Westin Lagunamar Ocean Resort in Cancun, as well as construction costs at The St. Regis Bal Harbour Resort in Miami Beach, FL (“St. Regis Bal Harbour”) .

Due to the global economic crisis and its impact on the long-term outlook for the timeshare industry, during the fourth quarter of 2009, we completed a comprehensive review of our vacation ownership projects. We decided at that time that no new projects were to be initiated, and that we would not develop three vacation ownership sites and future phases of certain existing projects. As a result, inventories, fixed assets and land values at certain projects were determined to be impaired and were written down to their fair value, resulting in a primarily non-cash pre-tax impairment charge in 2009 of $255 million. Additionally, in connection with this review of the business, we made a decision to reduce the pricing of certain inventory at existing projects, resulting in a pre-tax charge of $17 million. As a result of these decisions and future plans for the vacation ownership business, we also recorded a $90 million non-cash charge for the impairment of goodwill associated with the vacation ownership reporting unit. As a result of the economic recovery, in 2011, we decided to construct additional timeshare inventory in a small portion of one of the projects where we had ceased development.

Item 3.	Legal Proceedings.

Information regarding Legal Proceedings is incorporated by reference from the “Litigation” section in Note 25, Commitments and Contingencies, of our consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data of this Annual Report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share (“Corporation Shares”), is traded on the New York Stock Exchange (the “NYSE”) under the symbol “HOT”.

The following table sets forth the quarterly range of the high and low sale prices of the Corporation Shares for the fiscal periods indicated as reported on the NYSE Composite Tape:

	High	Low
2011
Fourth quarter	$54.15	$35.78
Third quarter	$59.45	$37.88
Second quarter	$61.70	$50.87
First quarter	$65.51	$54.95
2010
Fourth quarter	$62.72	$52.16
Third quarter	$54.25	$39.60
Second quarter	$56.65	$41.28
First quarter	$47.52	$33.15

Approximate Number of Equity Security Holders

As of February 10, 2012, there were approximately 14,000 holders of record of Corporation Shares.

Dividends

The following table sets forth the frequency and amount of cash dividends declared by the Corporation to holders of Corporation Shares for the fiscal years ended December 31, 2011 and 2010:

	Dividends Declared
2011
Annual dividend	$0.50	(a)
2010
Annual dividend	$0.30	(b)

(a)	The Corporation declared a dividend in the fourth quarter of 2011 to shareholders of record on December 15, 2011, which was paid in December 2011.
(b)	The Corporation declared a dividend in the fourth quarter of 2010 to shareholders of record on December 16, 2010, which was paid in December 2010.

Conversion of Securities; Sale of Unregistered Securities

Units of SLC Operating Limited Partnership, our wholly-owned subsidiary, are convertible into Corporation Shares at the unit holders’ option, provided that we have the option to settle conversion requests in cash or Corporation Shares. At December 31, 2011 and 2010 there were approximately 159,000 and 166,000 of these units outstanding, respectively.

Issuer Purchases of Equity Securities

During the year ended December 31, 2011, our Board of Directors authorized a share purchase program of $250 million. As of December 31, 2011, $250 million of repurchase capacity remained available under this program.

STOCK RETURN PERFORMANCE AND CUMULATIVE TOTAL RETURN

Set forth below is a line graph comparing the cumulative total stockholder return on the Corporation Shares against the cumulative total return on the S&P 500 and the S&P 500 Hotel Index (the “S&P 500 Hotel”) for the five fiscal years beginning after December 31, 2006 and ending December 31, 2011. The graph assumes that the value of the investments was $100 on December 31, 2006 and that all dividends and other distributions were reinvested. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Starwood	$100.00	71.89	30.69	63.05	105.31	83.98
S&P 500	$100.00	105.49	66.47	84.06	96.74	98.76
S&P 500 Hotel	$100.00	87.56	45.28	70.57	108.15	87.28

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the information set forth under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes thereto (the “Notes”) beginning on page F-1 of this Annual Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Revenues	$5,624	$5,071	$4,696	$5,754	$5,999
Operating income	$630	$600	$26	$610	$841
Income (loss) from continuing operations (a)	$502	$310	$(1)	$249	$532
Diluted earnings per share from continuing operations	$2.57	$1.63	$0.00	$1.34	$2.52

Cash from operating activities	$641	$764	$571	$646	$884
Cash from (used for) investing activities	$(176)	$(71)	$116	$(172)	$(215)
Cash used for financing activities	$(775)	$(26)	$(993)	$(243)	$(712)
Aggregate cash distributions paid	$99	$93	$165	$172	$90
Cash distributions and dividends declared per Share	$0.50	$0.30	$0.20	$0.90	$0.90

(a)	Amounts represent income from continuing operations attributable to Corporation Shares (i.e. excluding non-controlling interests).

	At December 31,
	2011	2010	2009	2008	2007
	(In millions)
Total assets	$9,560	$9,776	$8,761	$9,703	$9,622
Long-term debt, net of current maturities	$2,596	$3,215	$2,955	$3,502	$3,590

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, investments, plant, property and equipment, goodwill and intangible assets, income taxes, financing operations, frequent guest program liability, self-insurance claims payable, restructuring costs, retirement benefits and contingencies and litigation.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making decisions about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) vacation ownership interests and residential unit revenues; (3) management and franchise revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

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

•

Vacation Ownership Interests and Residential Units — We recognize revenue from VOI sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economy and, in particular, the U.S. economy, as well as interest rates and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer demonstrating a sufficient level of initial and continuing investment, the period of cancellation with refund has expired and receivables are deemed collectible. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectability of the fees is reasonably assured. Residential revenue on whole ownership units is generally recorded using the completed contract method, whereby revenue is recognized only when a sales contract is completed or substantially completed. During the performance period, costs and deposits are recorded on the balance sheet.

•

Management and Franchise Fees — Represents fees earned on hotels and resorts managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton, Le Méridien and Luxury Collection brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•

Other Revenues from Managed and Franchised Properties – These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

Goodwill and Intangible Assets. Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. We do not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized over their respective useful lives. We review all goodwill and intangible assets for impairment annually, or upon the occurrence of a trigger event. Impairment charges, if any, are recognized in operating results.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This topic permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. This topic is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 13, 2011 with early adoption allowed. We early adopted this topic during the fourth quarter of 2011 in conjunction with our annual impairment testing (see Note 7).

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

Through the services of third-party actuarial analysts, we determine the value of the future redemption obligation based on statistical formulas which project the timing of future point redemptions based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties in respect of other redemption opportunities for point redemptions.

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability (see Note 17), as of December 31, 2011 and 2010 is $844 million and $753 million, respectively, of which $251 million and $225 million, respectively, is included in accrued expenses.

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

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2011, the average estimated default rate for our pools of receivables was 9.9%.

The primary credit quality indicator used by us to calculate the loan loss reserve for the vacation ownership notes is the origination of the notes by brand (Sheraton, Westin, and Other), as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired. In addition to quantitatively calculating the loan loss reserve based on its static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year, and the Fair Isaac Corporation (“FICO”) scores of the buyers.

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

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes and tax attributes.

We measure and recognize the amount of tax benefit that should be recorded for financial statement purposes for uncertain tax positions taken or expected to be taken in a tax return. With respect to uncertain tax positions, we evaluate the recognized tax benefits for derecognition, classification, interest and penalties, interim period accounting and disclosure requirements. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the years ended December 31, 2011, 2010 and 2009.

The difficult business conditions that plagued the global lodging industry in 2008 and 2009 began to stabilize in 2010. The lodging recovery continued into 2011 as occupancies approached prior peak levels, average daily rate increased, and new hotel supply in the developed world fell well below historic rates of growth. While we remain cautiously optimistic, we acknowledge that known and unknown challenges could slow down or derail the lodging recovery.

As we move forward, we believe we are uniquely positioned, due to the strength of our brands, our high-end focus, and our geographic diversification. Starwood is particularly well positioned to take advantage of global growth through our operating teams that have worked in the emerging markets for decades. We also expect to grow in the developed world as we build out our underpenetrated brands in these markets. We believe that we have the highest quality pipeline in the industry as measured by percentage growth potential as well as our focus on valuable management contracts in the four and five star segments.

We and our hotel owners have continued to invest capital in our hotels and provide innovative ways to utilize public space, such as our Link@Sheraton, which fosters relationships face-to-face or webcam-to-webcam, and also by maximizing guest room conveniences. Finally, we believe our SPG loyalty guest program is an industry leader. With our recently announced changes to the program, we expect to drive further loyalty from our SPG members as well as attract the next wave of global elite members. As the program is constantly refined and new promotions are offered, it provides rewards to our patrons while its growth in membership favorably impacts our results. As we move forward to 2012, we will continue to focus on providing superior guest experiences for our business, leisure, and group customers while maintaining a commitment to controlling our costs.

As discussed in Note 2 of our consolidated financial statements, following the adoption of ASU Nos. 2009-16 and 2009-17 on January 1, 2010, our statements of income beginning with the year ended December 31, 2010 no longer reflect securitization income, but instead report interest income, net charge-offs and certain other income associated with all securitized loan receivables, and interest expense associated with debt issued from the trusts to third-party investors in the same line items in our statements of income. Additionally, we no longer record initial gains or losses on new securitization activity since securitized vacation ownership notes receivable no longer receive sale accounting treatment. Finally, we no longer recognize gains or losses on the revaluation of the interest-only strip receivable as that asset is not recognized in a transaction accounted for as a secured borrowing.

Our statement of income for the year ended December 31, 2009 has not been retrospectively adjusted to reflect the adoption of ASU Nos. 2009-16 and 2009-17. While the years ended December 31, 2010 and 2011 have been accounted for under the new accounting standards, these years are not comparable to 2009 amounts, particularly with regards to vacation ownership and residential sales and services and interest expense.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Continuing Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,768	$1,704	$64	3.8%
Management Fees, Franchise Fees and Other Income	814	712	102	14.3%
Vacation Ownership and Residential	703	538	165	30.7%
Other Revenues from Managed and Franchised Properties	2,339	2,117	222	10.5%

Total Revenues	$5,624	$5,071	$553	10.9%

The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to increased REVPAR (as discussed below) at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from six wholly owned hotels sold or closed in 2011 and 2010. These sold or closed hotels had revenues of $56 million in the year ended December 31, 2011 compared to $158 million in the corresponding period of 2010. Revenues at our Same-Store Owned Hotels (45 hotels for the year ended December 31, 2011 and 2010, excluding the six hotels sold or closed and 14 additional hotels undergoing significant repositionings or without comparable results in 2011 and 2010) increased 9.4%, or $123 million, to $1.441 billion for the year ended December 31, 2011 when compared to $1.318 billion in the corresponding period of 2010 due primarily to an increase in REVPAR.

REVPAR at our Same-Store Owned Hotels increased 11.5% to $159.12 for the year ended December 31, 2011 when compared to the corresponding 2010 period. The increase in REVPAR at these Same-Store Owned Hotels was driven by a 6.4% increase in ADR to $218.65 for the year ended December 31, 2011 compared to $205.49 for the corresponding 2010 period and an increase in occupancy rates to 72.8% for the year ended December 31, 2011 when compared to 69.5% in the corresponding period in 2010. REVPAR at Same-Store Owned Hotels in North America increased 7.3% for the year ended December 31, 2011 when compared to the corresponding period of 2010. REVPAR growth was particularly strong at our owned hotels in San Francisco, California, Maui, Hawaii and Scottsdale, Arizona. REVPAR at our international Same-Store Owned Hotels increased by 17.7% for the year ended December 31, 2011 when compared to the corresponding period of 2010. REVPAR for Same-Store Owned Hotels internationally increased 8.1% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income was primarily a result of an $83 million or 12.0% increase in management and franchise revenue to $772 million for the year ended December 31, 2011 compared to $689 million in the corresponding period of 2010. Management fees increased $46 million or 11.2% and franchise fees increased $26 million or 16.1% compared to the corresponding period of 2010. These increases were due to growth in REVPAR at existing hotels as well as the net addition of 38 managed and 11 franchised hotels to our system since the beginning of 2011. Additionally, other income increased approximately $19 million, for the year ended December 31, 2011 when compared to the corresponding period of 2010, primarily due to payments received on promissory notes that had previously been reserved due to uncertainty around collection.

Total vacation ownership and residential sales and services revenue increased 30.7% to $703 million, for the year ended December 31, 2011 when compared to $538 million in 2010, primarily driven by residential sales related to the St. Regis Bal Harbour project which received its certificate of occupancy in late 2011. Originated contract sales of VOI inventory increased 6.1% for the year ended December 31, 2011, when compared to the corresponding period in 2010. This increase was primarily driven by increased tour flow from new buyers and improved sales performance from existing owner channels. The average contract amount per vacation ownership unit sold was relatively unchanged, for the year ended December 31, 2011 when compared to the corresponding period of 2010, at approximately $14,900. Residential revenue increased approximately $125 million for the year ended December 31, 2011 primarily due to residential sales related to the St. Regis Bal Harbour project as discussed above.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$352	$344	$8	2.3%

Selling, general, administrative and other expenses for the year ended December 31, 2011 increased 2.3% to $352 million, when compared to the corresponding period of 2010, primarily due to higher legal costs incurred in 2011, while results in 2010 benefitted from the reimbursement of legal costs as a result of a favorable legal settlement. This increase was partially offset by lower incentive compensation in 2011 compared to 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring, Goodwill Impairment and Other Special Charges (Credits), Net	$68	$(75)	$143	n/m

During the year ended December 31, 2011, we recorded a charge of approximately $70 million related to an unfavorable decision in a lawsuit.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$265	$285	$(20)	(7.0)%

The decrease in depreciation expense for the year ended December 31, 2011, when compared to the corresponding period of 2010, was primarily due to reduced depreciation expense from sold hotels, partially offset by additional depreciation related to capital expenditures made in the last twelve months.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$630	$600	$30	5.0%

The increase in operating income for the year ended December 31, 2011, when compared to the corresponding period of 2010, was primarily due to continued improvement in results from our owned and leased hotels and the increase in management and franchise fees attributable to the increase in REVPAR as well as the net addition of 49 managed and franchised hotels to our system since the beginning of 2011. Additionally, residential sales at the St. Regis Bal Harbour favorably impacted 2011 operating income by $27 million. Operating income for the year ended December 31, 2011, as compared to 2010, was negatively impacted by a $70 million charge associated with an unfavorable legal decision in 2011, while 2010 benefited from a favorable settlement of a lawsuit of $75 million. Results were also negatively impacted by political unrest in the Middle East and North Africa, as well as the earthquake and tsunami in Japan.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings (Losses) and Gains and Losses from Unconsolidated Ventures, Net	$11	$10	$1	10.0%

The increase in equity earnings and gains and losses from unconsolidated joint ventures for the year ended December 31, 2011, when compared to the corresponding period of 2010 was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests, partially offset by unfavorable mark-to-market adjustments on US dollar denominated loans at several properties in Latin America.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$216	$236	$(20)	(8.5)%

The decrease in net interest expense for the year ended December 31, 2011, when compared to the corresponding period of 2010, was primarily due to a lower average debt balance and an increase in capitalized interest related to construction projects, primarily relating to the St. Regis Bal Harbour, partially offset by a $16 million charge for redemption premiums and other costs associated with the early payoff of all of our $605 million Senior Notes, which were originally issued in April 1, 2002 and due in May 2012. Our weighted average interest rate was 6.66% at December 31, 2011 as compared to 6.86% at December 31, 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Asset Dispositions and Impairments, Net	$—	$(39)	$(39)	100.0%

During the year ended December 31, 2011, we recorded an impairment charge of $31 million to write-off our noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan, a $9 million loss due to significant renovations and related asset retirements at two properties, $7 million in losses relating to the impairment of six hotels whose carrying value exceeded their book value and a $2 million loss on an investment in a management contract that was terminated during the period. These amounts were offset by a $50 million gain as a result of the write-up to fair value of our previously held noncontrolling interest in two hotels in which we obtained a controlling interest (see Note 4).

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$(75)	$27	$(102)	n/m

In 2011, we completed transactions that involved certain domestic and foreign subsidiaries. These transactions generated capital gains, increased the tax basis in subsidiaries including U.S partnerships and resulted in the inclusion of foreign earnings for U.S. tax purposes. The capital gains were largely reduced by the utilization of capital losses. Due to the uncertainty regarding our ability to generate capital gain income, the deferred tax asset associated with these capital losses was offset by a full valuation allowance prior to these transactions. These transactions resulted in a net tax benefit of $87 million. Additionally, during 2011, an income tax benefit of approximately $60 million was generated as the result of the sale of two wholly-owned hotels. Also, in 2011, the Internal Revenue Service (“IRS”) closed its audit in respect to tax years 2004 through 2006 resulting in the recognition of a tax benefit of approximately $25 million, primarily for the reversal of tax and interest reserves. These benefits were partially offset by tax on increased pretax income and valuation allowance increases in 2011 compared to 2010.

During 2010, the IRS closed its audit with respect to tax years 1998 through 2003 and we recognized a $42 million tax benefit in continuing operations, primarily associated with the refund of interest on taxes already paid. This benefit was partially offset by interest and taxes recorded on uncertain tax positions, which resulted in a charge of $23 million.

Discontinued Operations, Net of Tax

During the year ended December 31, 2011, we recorded a loss of $13 million primarily related to an $18 million pre-tax loss from the sale of our interest in a consolidated joint venture, offset by a $10 million income tax benefit on the sale. Additionally, we recorded $5 million of interest charges related to an uncertain tax position.

During the year ended December 31, 2010, we recorded a gain of $134 million related to the final settlement with the IRS regarding the disposition of World Directories Inc. a pre-tax gain of approximately $3 million ($36 million after tax) related to the sale of one wholly-owned hotel. The tax benefit was related to the realization of a high tax basis in this hotel that was generated through a previous transaction.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Continuing Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,704	$1,584	$120	7.6%
Management Fees, Franchise Fees and Other Income	712	658	54	8.2%
Vacation Ownership and Residential	538	523	15	2.9%
Other Revenues from Managed and Franchised Properties	2,117	1,931	186	9.6%

Total Revenues	$5,071	$4,696	$375	8.0%

The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to improved REVPAR (as discussed below) at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from eight wholly owned hotels sold or closed in 2010 and 2009. These sold or closed hotels had revenues of $18 million in the year ended December 31, 2010 compared to $98 million in the corresponding period of 2009. Revenues at our Same-Store Owned Hotels (54 hotels for the year ended

December 31, 2010 and 2009, excluding the eight hotels sold or closed and eight additional hotels undergoing significant repositionings or without comparable results in 2010 and 2009) increased 8.2%, or $107 million, to $1.421 billion for the year ended December 31, 2010 when compared to $1.314 billion in the corresponding period of 2009 due primarily to an increase in REVPAR.

REVPAR at our Same-Store Owned Hotels increased 11.2% to $136.27 for the year ended December 31, 2010 when compared to the corresponding period of 2009. The increase in REVPAR at these Same-Store Owned Hotels resulted from a 2.6% increase in ADR to $196.62 for the year ended December 31, 2010 compared to $191.60 for the corresponding period of 2009 and an increase in occupancy rates to 69.3% in the year ended December 31, 2010 when compared to 64.0% in the corresponding period in 2009. REVPAR at Same-Store Owned Hotels in North America increased 11.6% for the year ended December 31, 2010 when compared to the corresponding period of 2009. REVPAR growth was particularly strong at our owned hotels in New York, New York, Chicago, Illinois, Toronto, Canada and New Orleans, Louisiana. REVPAR at our international Same-Store Owned Hotels increased by 10.5% for the year ended December 31, 2010 when compared to the corresponding period of 2009. REVPAR for Same-Store Owned Hotels internationally increased 11.6% excluding the unfavorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income was primarily a result of a $59 million or 9.4% increase in management and franchise revenue to $689 million for the year ended December 31, 2010 compared to $630 million in the corresponding period in 2009. Management fees increased $53 million or 14.9% and franchise fees increased $23 million or 16.7% compared to the corresponding period of 2009. These increases were due to growth in REVPAR at existing hotels as well as the net addition of 27 managed and 65 franchised hotels to our system since the beginning of 2009.

Total vacation ownership and residential sales and services revenue increased 2.9% to $538 million compared to $523 million in 2009 primarily driven by the impact of ASU 2009-17. Originated contract sales of VOI inventory decreased 3.1% for the year ended December 31, 2010 when compared to the corresponding period in 2009. This decline was primarily driven by lower tour flow which was down 6.8% for the year ended December 31, 2010 when compared to the corresponding period in 2009. The decline in tour flow was a result of the economic climate and resulting closure of fractional sales centers in the latter part of 2009. Additionally, the average contract amount per vacation ownership unit sold decreased 6.0% to approximately $15,000, driven by price reductions and inventory mix. Residential revenue increased approximately $6 million in the year ended December 31, 2010 primarily due to the recognition of $4 million of marketing and license fees associated with a new hotel and residential project in Guangzhou, China which opened in 2010.

Other revenues from managed and franchised properties increased primarily due to an increase in payroll costs commensurate with increased occupancy at our managed hotels and payroll costs for new hotels entering the system. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$344	$314	$30	9.6%

The increase in selling, general, administrative and other expenses for the year ended December 31, 2010 was primarily a result of higher incentive based compensation when compared to the corresponding period of 2009. The increase was partially offset by the reimbursement of previously expensed legal costs in connection with the favorable settlement of a lawsuit and an $8 million reversal of a guarantee liability which was favorably settled during the period (see Note 25).

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring, Goodwill Impairment and Other Special Charges (Credits), Net	$(75)	$379	$454	n/m

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

Throughout 2009, we also recorded restructuring and other special charges of $34 million related to our ongoing initiative of rationalizing our cost structure. These charges related to severance charges and costs to close vacation ownership sales galleries.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$285	$309	$(24)	7.8%

The decrease in depreciation expense for the year ended December 31, 2010, when compared to the corresponding period of 2009, was due to reduced depreciation expense from sold hotels offset by additional capital expenditures made in the last twelve months.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$600	$26	$574	n/m

The increase in operating income for the year ended December 31, 2010, when compared to the corresponding period of 2009, was primarily related to the restructuring, goodwill impairments and other special charges (credits) favorable benefit of $75 million in 2010 compared to a charge of $379 million in 2009. Additionally, the increase in operating income was favorably impacted by improved operating results in primarily all of our revenue streams.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings (Losses) and Gains and Losses from Unconsolidated Ventures, Net	$10	$(4)	$14	n/m

The increase in equity earnings and gains and losses from unconsolidated joint ventures for the year ended December 31, 2010, when compared to the same period of 2009, was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests. The increase also related to a charge of approximately $4 million, in 2009, related to an unfavorable mark-to-market adjustment on a US dollar denominated loan in an unconsolidated venture in Mexico.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$236	$227	$9	4.0%

The increase in net interest expense was primarily due to interest of $27 million on securitized debt related to the adoption of ASU No. 2009-17, partially offset by certain early debt extinguishment costs of $21 million that were incurred in 2009. Our weighted average interest rate was 6.86% at December 31, 2010 as compared to 6.73% at December 31, 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Asset Dispositions and Impairments, Net	$(39)	$(91)	$52	n/m

During the year ended December 31, 2010, we recorded a net loss on dispositions of approximately $39 million, primarily related to a $53 million loss on the sale of one wholly-owned hotel (see Note 5) as well as a $4 million impairment of fixed assets that were being retired in connection with a significant renovation of a wholly-owned hotel, and a $2 million impairment on one hotel whose carrying value exceeded its fair value. These charges were partially offset by a gain of $14 million from insurance proceeds received for a claim at a wholly-owned hotel that suffered damage from a storm in 2008, a $5 million gain as a result of an acquisition of a controlling interest in a joint venture in which we previously held a non-controlling interest (see Note 4) and a $4 million gain from the sale of non-hotel assets.

During the year ended December 31, 2009, we recorded a net loss on dispositions of approximately $91 million, primarily related to $41 million of impairment charges on six hotels whose carrying values exceeded their fair values, a $22 million impairment of our retained interests in vacation ownership mortgage receivables, a $13 million impairment of an investment in a hotel management contract that was cancelled, a $5 million impairment of certain technology-related fixed assets and a $4 million loss on the sale of a wholly-owned hotel.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$27	$(293)	$320	n/m

The $320 million increase in income tax expense primarily related to 2009 items that did not recur in 2010, including a $120 million deferred tax benefit for an Italian tax incentive program in which the tax basis of land and building for the hotels we owned in Italy was stepped up to fair value in exchange for paying a current tax of $9 million, a $51 million tax benefit related to previously unrecognized foreign tax credits for prior tax years and a $10 million benefit to reverse the deferred interest accrual associated with the deferral of taxable income. The remaining increase was primarily due to higher pretax income in 2010, partially offset by a benefit of $42 million related to an IRS audit.

Discontinued Operations, Net of Tax

During the year ended December 31, 2010, we recorded a tax benefit of $134 million related to the final settlement with the IRS regarding the disposition of World Directories, Inc. and a pre-tax gain of approximately $3 million ($36 million after tax) related to the sale of one wholly-owned hotel. The tax benefit was related to the realization of a high tax basis in this hotel that was generated through a previous transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and resorts and sales of VOIs and residential units. Other sources of cash are distributions from joint ventures, servicing financial assets and interest income. These are the principal sources of cash used to fund our operating expenses, interest payments on debt, capital expenditures, dividend payments and property and income taxes. We believe that our existing borrowing availability together with capacity for additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividends and share repurchases.

The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we experience significant declines in business and leisure travel. The impact of declining demand in the industry and higher hotel supply in key markets could have a material impact on our cash flow from operating activities.

Our day-to-day operations are financed through net working capital, a practice that is common in our industry. The ratio of our current assets to current liabilities was 1.27 and 1.21 as of December 31, 2011 and 2010, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.

The majority of our restricted cash balance relates to cash used as collateral to reduce fees on letters of credit. Additionally, state and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of units under construction are held in escrow during the period prior to obtaining a certificate of occupancy. These payments and the deposits collected from sales during the rescission period are another component of our restricted cash balances in our consolidated balance sheets. At December 31, 2011 and 2010, we had short-term restricted cash balances of $232 million and $53 million, respectively.

During 2011, we completed the securitization of vacation ownership receivables resulting in proceeds of approximately $177 million and received a tax refund from the IRS of $45 million (see Note 14).

Cash From Investing Activities

Gross capital spending during the full year ended December 31, 2011 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, Leased and Consolidated Joint Venture Hotels	$129
Corporate and information technology	124

Subtotal	253

Vacation Ownership and Residential Capital Expenditures (2):
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)	(43)
Capital expenditures for inventory — St. Regis Bal Harbour	58

Subtotal	15
Development Capital	209

Total Capital Expenditures	$477

(1)	Maintenance capital expenditures includes renovations, asset replacements and improvements that extend the useful life of the asset.

(2)	Represents gross inventory capital expenditures of $165 less cost of sales of $150.

Gross capital spending during the year ended December 31, 2011 included approximately $253 million of maintenance capital, and $209 million of development capital. Investment spending on gross vacation ownership interest and residential inventory was $165 million, primarily related to the construction of our hotel and residential project in Bal Harbour, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to stay competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2012 (excluding vacation ownership and residential inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2012, we currently expect to spend approximately $375 million for investment projects, various joint ventures and other investments.

In order to secure management or franchise agreements, we have made loans to third-party owners, minority investments in joint ventures and provided certain guarantees and indemnifications related thereto. See Note 25 of the consolidated financial statements for discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures.

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes, (including dividend payments and share repurchases) through our credit facility described below, the net proceeds from dispositions, the assumption of debt, and from cash generated from operations.

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

Since 2006, we have sold 65 hotels realizing proceeds of approximately $5.6 billion in numerous transactions (see Note 5 of the consolidated financial statements). There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all. During the year ended December 31, 2011 asset sales resulted in gross cash proceeds from investing activities of approximately $280 million.

In late 2011, we received certificates of occupancy for our St. Regis Bal Harbour project. As a result, we began closings of units that had previously been sold and, in the fourth quarter of 2011, $74 million of cash was released from escrow accounts related to these closings.

Cash Used for Financing Activities

The following is a summary of our debt portfolio (including capital leases) as of December 31, 2011:

	Amount Outstanding at December 31, 2011 (a)	Weighted Average Interest Rate at December 31, 2011	Weighted Average Maturity
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit Facility	$—	—	1.9
Mortgages and Other	40	5.02%	5.0
Interest Rate Swaps	400	4.69%

Total/Average	$440	4.72%	5.0

Fixed Rate Debt
Senior Notes	$2,093	7.08%	3.9
Mortgages and Other	64	7.46%	11.5
Interest Rate Swaps	(400)	6.86%

Total/Average	$1,757	7.14%	4.1

Total Debt
Total Debt and Average Terms	$2,197	6.66%	4.2

(a)	Excludes approximately $432 million of our share of unconsolidated joint venture debt and securitized vacation ownership debt of $532 million, all of which is non-recourse.

For specifics related to our financing transactions, issuances, and terms entered into for the years ended December 31, 2011 and 2010, see Note 15 of the consolidated financial statements. We have evaluated the commitments of each of the lenders in our Revolving Credit Facility (the “Facility”) which matures on November 15, 2013. In addition, we have reviewed our debt covenants and do not anticipate any issues regarding the availability of funds under the Facility.

On December 15, 2011, we redeemed all $605 million of our 7.875% Senior Notes, which would have matured in May 2012. We paid $628 million in connection with this early redemption, including $16 million for the call premium and other associated costs (see Note 15).

Due to the adoption of ASU Nos. 2009-16 and 2009-17, as discussed in Notes 2, 9, and 10, our 2011 cash flows from financing activities include the borrowings and repayments of securitized vacation ownership debt.

	December 31, 2011	December 31, 2010
	(in millions)
Gross Unsecuritized Debt	$2,197	$2,857
less: cash (including restricted cash of $212 million in 2011 and $44 million in 2010)	(666)	(797)

Net Unsecuritized Debt	$1,531	$2,060

Gross Securitized Debt (non-recourse)	$532	$494
less: cash restricted for securitized debt repayments (not included above)	(22)	(19)

Net Securitized Debt	$510	$475

Total Net Debt	$2,041	$2,535

The cost of borrowing of the Facilities is determined by a combination of our leverage ratios and credit ratings. Changes in our credit ratings may result in changes in our borrowing costs. Downgrades in our credit ratings would likely increase the relative costs of borrowing and reduce our ability to issue long-term debt, whereas upgrades would likely reduce costs and increase our ability to issue long-term debt. A credit rating is not a recommendation to buy, sell or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating. On February 1, 2012, our long-term debt rating was upgraded to investment grade by one of the major credit rating agencies.

Our Facility is used to fund general corporate cash needs. As of December 31, 2011, we have availability of over $1.5 billion under the Facility. The Facility allows for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 2.5% plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage and coverage covenants.

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities (primarily our $500 million of Senior Notes due in early 2013), dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $159 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we would be subject to income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following contractual obligations (1) outstanding as of December 31, 2011 (in millions):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Debt(2)	$2,195	$3	$1,007	$494	$691
Interest payable	659	155	263	134	107
Capital lease obligations (3)	2	—	—	—	2
Operating lease obligation	1,455	84	177	170	1,024
Unconditional purchase obligations (4)	174	66	93	15	—
Other long-term obligations	1	1	—	—	—

Total contractual obligations	$4,486	$309	$1,540	$813	$1,824

(1)	This table excludes unrecognized tax benefits that would require cash outlays for $172 million, the timing of which is uncertain. Refer to Note 15 of the consolidated financial statements for additional discussion on this matter. In addition, the table excludes amounts related to the construction of our St. Regis Bal Harbour project that has a total project cost of $759 million, of which $714 million has been paid through December 31, 2011.

(2)	Excludes securitized debt of $532 million, all of which is non-recourse.

(3)	Excludes sublease income of $0 million.

(4)	Included in these balances are commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2011 (in millions):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$171	$168	$—	$—	$3

A dividend of $0.50 per share was paid in December 2011 to shareholders of record as of December 15, 2011.

A dividend of $0.30 per share was paid in December 2010 to shareholders of record as of December 16, 2010.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include letters of credit of $171 million, unconditional purchase obligations of $167 million and surety bonds of $21 million. These items are discussed in greater detail in Item 8, Financial Statements and Supplementary Data, and in the Notes.

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

At December 31, 2011, we were party to the following derivative instruments:

•

Forward contracts to hedge forecasted transactions for management and franchise fee revenues earned in foreign currencies. The aggregate dollar equivalent of the notional amounts was approximately $34 million. These contracts expire in 2012.

•

Forward foreign exchange contracts to manage the foreign currency exposure related to certain intercompany loans not deemed to be permanently invested. The aggregate dollar equivalent of the notional amounts of the forward contracts was approximately $659 million. These contracts expire in 2012.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio and other financial instruments as of December 31, 2011 (in millions, excluding average exchange rates):

	Expected Maturity or Transaction Date At December 31,						Total at December 31, 2011	Total Fair Value at December 31, 2011
	2012	2013	2014	2015	2016	Thereafter
Liabilities
Fixed rate	$3	$254	$351	$453	$4	$692	$1,757	$2,005
Average interest rate							7.14%
Floating rate	$—	$251	$151	$2	$35	$1	$440	$440
Average interest rate							4.72%
Forward Foreign Exchange Hedge Contracts:
Fixed (EUR) to Fixed (USD)	$34	$—	$—	$—	$—	$—	$3	$3
Average Exchange rate							1.44

	Expected Maturity or Transaction Date At December 31,						Total at December 31, 2011	Total Fair Value at December 31, 2011
	2012	2013	2014	2015	2016	Thereafter
Forward Foreign Exchange Contracts:
Fixed (EUR) to Fixed (USD)	$104	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							1.30
Fixed (CLP) to Fixed (USD)	$56	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.00
Fixed (THB) to Fixed (USD)	$14	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.03
Fixed (JPY) to Fixed (USD)	$77	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.01
Fixed (MXP) to Fixed (USD)	$4	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.07
Fixed (AUD) to Fixed (USD)	$38	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							.98
Fixed (CAD) to Fixed (USD)	$283	$—	$—	$—	$—	$—	$(1)	$(1)
Average Exchange rate							.98
Fixed (GBP) to Fixed (EUR)	$65	$—	$—	$—	$—	$—	$1	$1
Fixed (JPY) to Fixed (THB)	$18	$—	$—	$—	$—	$—	$—	$—

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item appear beginning on page F-1 of this Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the foregoing evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of the Corporation’s Independent Registered Public Accounting Firm are set forth in Part II of the Annual Report and are incorporated herein by reference.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and corporate governance will be included in our proxy statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011 and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information regarding executive compensation will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011 and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011 and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information regarding certain relationships and related transactions and director independence will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011 and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2011 and such information is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

1-2.	The financial statements and financial statement schedule listed in the Index to Financial Statements and Schedule following the signature pages hereof.

3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Formation Agreement, dated as of November 11, 1994, among the Company, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated November 16, 1994). (The SEC file number of all filings made by the Company pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein is 1-7959).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Company and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
3.1	Articles of Amendment and Restatement of the Company, as of May 30, 2007 (incorporated by reference to Appendix A to the Company’s 2007 Notice of Annual Meeting and Proxy Statement).
3.2	Amended and Restated Bylaws of the Company, as amended and restated through April 10, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2006 (the “April 13 Form 8-K”).
3.3	Amendment to Amended and Restated Bylaws of the Company, dated as of March 13, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2008).
4.1	Termination Agreement dated as of April 7, 2006 between the Company and the Trust (incorporated by reference to Exhibit 4.1 of the April 13 Form 8-K).
4.2	Amended and Restated Rights Agreement, dated as of April 7, 2006, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Amended and Restated Articles Supplementary of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.2 of the April 13 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 1999).
4.5	Second Indenture Supplement, dated as of April 9, 2006, among the Company, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the April 13 Form 8-K).
4.6	Indenture, dated as of April 19, 2002, among the Company, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed with the SEC on November 19, 2002 (the “2002 Forms S-4”)).
4.7	Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2007 (the “September 17 Form 8-K”)).
4.8	Supplemental Indenture, dated as of September 13, 2007, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the September 17 Form 8-K).
4.9	Supplemental Indenture No. 2, dated as of May 23, 2008, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2008).
4.10	Supplemental Indenture No. 3, dated as of May 7, 2009, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K files with the SEC on May 12, 2009).

Exhibit Number	Description of Exhibit
4.11	Supplemental Indenture No. 4, dated as of November 20, 2009, between the Company and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2009).
The registrant hereby agrees to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the registrant and its consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Company and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.2	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the “1997 Form 10-K”)).
10.3	Credit Agreement, dated as of April 20, 2010, among the Company, certain additional Dollar Revolving Loan Borrowers, certain additional Alternate Currency Revolving Loan Borrowers, various Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Book Running Managers, (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2010).
10.4	First Amendment to Credit Agreement, dated as of March 23, 2011.+
10.5	Second Amendment to Credit Agreement, dated as of December 9, 2011. +
10.6	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)). *
10.7	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001). *
10.8	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1). *
10.9	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K). *
10.10	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K). *
10.11	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Company’s 2002 Proxy Statement). *
10.12	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1). *
10.13	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)). *
10.14	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K). *
10.15	2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008 (“2004 LTIP”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (the “January 2009 8-K”)). *
10.16	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 Form 10-Q2). *
10.17	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K). *
10.18	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 13, 2006 (the February 2006 Form 8-K”)). *

Exhibit Number	Description of Exhibit
10.19	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K). *
10.20	Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the 2006 Form 10-Q2”)). *
10.21	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2). *
10.22	Annual Incentive Plan for Certain Executives, amended and restated as of December 2008 (incorporated by reference to Exhibit 10.2 to the January 2009 8-K). *
10.23	Starwood Hotels & Resorts Worldwide, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 22, 2008 (incorporate by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). *
10.24	Form of Indemnification Agreement between the Company and each of its Directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2009). *
10.25	Employment Agreement, dated as of November 13, 2003, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K). *
10.26	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2007 (the “August 17 Form 8-K”)). *
10.27	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”)). *
10.28	Employment Agreement, dated as of September 25, 2000, between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”)). *
10.29	Letter Agreement, dated July 22, 2004 between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K). *
10.30	Letter Agreement, dated August 14, 2007, between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2007 (the “August 17 Form 8-K”)). *
10.31	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Kenneth S. Siegel (incorporated by reference to reference to Exhibit 10.43 to the 2008 Form 10-K). *
10.32	Employment Agreement, dated as of August 2, 2007, between the Company and Bruce W. Duncan (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2007). *
10.33	Form of Restricted Stock Unit Agreement between the Company and Bruce W. Duncan pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2007 Form 10-Q1). *
10.34	Amended and Restated Employment Agreement, dated as of December 30, 2008, between the Company and Frits van Paasschen (incorporated by reference to Exhibit 10.52 to the 2008 Form 10-K). *
10.35	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.5 to the 2007 Form 10-Q3). *
10.36	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.6 to the 2007 Form 10-Q3). *
10.37	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.7 to the 2007 Form 10-Q3). *
10.38	Form of Severance Agreement between the Company and each of Messrs. Siegel and Prabhu (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K). *

Exhibit Number	Description of Exhibit
10.39	Letter Agreement, dated August 22, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “2009 Form 10-Q1”). *
10.40	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Matthew Avril (incorporated by reference to Exhibit 10.2 to the 2009 Form 10-Q1). *
10.41	Amendment, dated as of December 15, 2011, to employment agreement between the Company and Matthew Avril. *+
10.42	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.3 to the 2009 Form 10-Q1). *
10.43	Letter Agreement, dated April 15, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.7 to the 2009 Form 10-Q1). *
10.44	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Simon Turner (incorporated by reference to Exhibit 10.8 to the 2009 Form 10-Q1). *
10.45	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.9 to the 2009 Form 10-Q1). *
12.1	Calculation of Ratio of Earnings to Total Fixed Charges.+
21.1	List of our Subsidiaries. +
23.1	Consent of Ernst & Young LLP. +
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer. +
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer. +
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer. +
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer. +

+	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLD WIDE, INC.

By:	/S/ FRITS VAN PAASSCHEN
Frits van Paasschen
Chief Executive Officer and Director

Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRITS VAN PAASSCHEN	Chief Executive Officer and Director	February 17, 2012
Frits van Paasschen

/s/ BRUCE W. DUNCAN	Chairman and Director	February 17, 2012
Bruce W. Duncan

/s/ VASANT M. PRABHU	Executive Vice President and Chief	February 17, 2012
Vasant M. Prabhu	Financial Officer (Principal Financial Officer)

/s/ ALAN M. SCHNAID	Senior Vice President, Corporate	February 17, 2012
Alan M. Schnaid	Controller and Principal Accounting Officer

/s/ ADAM M. ARON	Director	February 17, 2012
Adam M. Aron

/s/ CHARLENE BARSHEFSKY	Director	February 17, 2012
Charlene Barshefsky

/s/ THOMAS E. CLARKE	Director	February 17, 2012
Thomas E. Clarke

/s/ CLAYTON C. DALEY, JR.	Director	February 17, 2012
Clayton C. Daley, Jr.

/s/ LIZANNE GALBREATH	Director	February 17, 2012
Lizanne Galbreath

/s/ ERIC HIPPEAU	Director	February 17, 2012
Eric Hippeau

/s/ STEPHEN R. QUAZZO	Director	February 17, 2012
Stephen R. Quazzo

/s/ THOMAS O. RYDER	Director	February 17, 2012
Thomas O. Ryder

/s/ KNEELAND C. YOUNGBLOOD	Director	February 17, 2012
Kneeland C. Youngblood

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

Management’s Report on Internal Control over Financial Reporting

Management of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (“Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15(d)-15(f). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on assessment and those criteria, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

Management has engaged Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to the Company’s internal control over financial reporting. The report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited Starwood Hotels & Resorts Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011 of the Company and our report dated February 17, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

February 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

February 17, 2012

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$454	$753
Restricted cash	232	53
Accounts receivable, net of allowance for doubtful accounts of $46 and $45	569	513
Inventories	812	802
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $10 and $10	64	59
Prepaid expenses and other	125	126
Deferred income taxes	278	315

Total current assets	2,534	2,621
Investments	259	312
Plant, property and equipment, net	3,270	3,323
Goodwill and intangible assets, net	2,057	2,067
Deferred income taxes	639	664
Other assets	355	381
Securitized vacation ownership notes receivable, net	446	408

	$9,560	$9,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3	$9
Accounts payable	144	138
Current maturities of long-term securitized vacation ownership debt	130	127
Accrued expenses	1,177	1,104
Accrued salaries, wages and benefits	375	410
Accrued taxes and other	163	377

Total current liabilities	1,992	2,165
Long-term debt	2,194	2,848
Long-term securitized vacation ownership debt	402	367
Deferred income taxes	46	24
Other liabilities	1,971	1,886

	6,605	7,290

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 195,913,400 and 192,970,437 shares at December 31, 2011 and 2010, respectively	2	2
Additional paid-in capital	963	805
Accumulated other comprehensive loss	(348)	(283)
Retained earnings	2,337	1,947

Total Starwood stockholders’ equity	2,954	2,471
Noncontrolling interest	1	15

Total equity	2,955	2,486

	$9,560	$9,776

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Owned, leased and consolidated joint venture hotels	$1,768	$1,704	$1,584
Vacation ownership and residential sales and services	703	538	523
Management fees, franchise fees and other income	814	712	658
Other revenues from managed and franchised properties	2,339	2,117	1,931

	5,624	5,071	4,696
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,449	1,395	1,315
Vacation ownership and residential	521	405	422
Selling, general, administrative and other	352	344	314
Restructuring, goodwill impairment and other special charges (credits), net	68	(75)	379
Depreciation	235	252	274
Amortization	30	33	35
Other expenses from managed and franchised properties	2,339	2,117	1,931

	4,994	4,471	4,670
Operating income	630	600	26
Equity earnings (losses) and gains and losses from unconsolidated ventures, net	11	10	(4)
Interest expense, net of interest income of $3, $2 and $3	(216)	(236)	(227)
Gain (loss) on asset dispositions and impairments, net	—	(39)	(91)

Income (loss) from continuing operations before taxes and noncontrolling interests	425	335	(296)
Income tax benefit (expense)	75	(27)	293

Income (loss) from continuing operations	500	308	(3)
Discontinued operations:
Income (loss) from operations, net of tax (benefit) expense of $0, $0 and $(2)	—	(1)	(2)
Gain (loss) on dispositions, net of tax (benefit) expense of $(5), $(166) and $(35)	(13)	168	76

Net income	487	475	71
Net (income) loss attributable to noncontrolling interests	2	2	2

Net income attributable to Starwood	$489	$477	$73

Earnings (Losses) Per Share — Basic
Continuing operations	$2.65	$1.70	$0.00
Discontinued operations	(0.07)	0.91	0.41

Net income	$2.58	$2.61	$0.41

Earnings (Losses) Per Share — Diluted
Continuing operations	$2.57	$1.63	$0.00
Discontinued operations	(0.06)	0.88	0.41

Net income	$2.51	$2.51	$0.41

Amounts attributable to Starwood’s Common Shareholders
Income (loss) from continuing operations	$502	$310	$(1)
Discontinued operations	(13)	167	74

Net income	$489	$477	$73

Weighted average number of shares	189	183	180

Weighted average number of shares assuming dilution	195	190	180

Dividends declared per share	$0.50	$0.30	$0.20

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2011	2010	2009
Net income	$487	$475	$71
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(48)	3	87
Reclassification of accumulated foreign currency translation adjustments on sold hotels	—	—	(13)
Defined benefit pension and postretirement benefit plans net gains (losses) arising during the year	(20)	(4)	10
Net curtailment and settlement gains	—	—	23
Amortization of actuarial gains and losses included in net periodic pension cost	1	1	5
Change in fair value of derivatives	1	(1)	—
Reclassification adjustments for losses (gains) included in net income	2	1	(6)
Change in fair value of investments	—	(1)	3

	(64)	(1)	109
Comprehensive income	423	474	180
Comprehensive (income) loss attributable to noncontrolling interests	2	2	2
Foreign currency translation adjustments attributable to noncontrolling interests	(1)	1	(1)

Comprehensive income attributable to Starwood	$424	$477	$181

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Equity Attributable to Starwood Stockholders
	Shares		Additional Paid-in Capital (1)	Accumulated Other Comprehensive (Loss) Income (2)	Retained Earnings	Equity Attributable to Noncontrolling Interests	Total
	Shares	Amount
	(in millions)
Balance at December 31, 2008	183	$2	$493	$(391)	$1,517	$23	$1,644
Net income (loss)	—	—	—	—	73	(2)	71
Stock option and restricted stock award transactions, net	4	—	54	—	—	—	54
ESPP stock issuances	—	—	5	—	—	—	5
Other comprehensive income (loss)	—	—	—	108	—	1	109
Dividends declared	—	—	—	—	(37)	(1)	(38)

Balance at December 31, 2009	187	2	552	(283)	1,553	21	1,845
Net income (loss)	—	—	—	—	477	(2)	475
Stock option and restricted stock award transactions, net	6	—	248	—	—	—	248
ESPP stock issuances	—	—	5	—	—	—	5
Impact of adoption of ASU No. 2009-17	—	—	—	—	(26)	—	(26)
Other comprehensive income (loss)	—	—	—	—	—	(1)	(1)
Dividends declared	—	—	—	—	(57)	(3)	(60)

Balance at December 31, 2010	193	2	805	(283)	1,947	15	2,486
Net income (loss)	—	—	—	—	489	(2)	487
Stock option and restricted stock award transactions, net	3	—	154	—	—	—	154
ESPP stock issuances	—	—	5	—	—	—	5
Other comprehensive income (loss)	—	—	—	(65)	—	1	(64)
Dividends declared	—	—	—	—	(99)	(1)	(100)
Sale of controlling interest	—	—	—	—	—	(13)	(13)
Other	—	—	(1)	—	—	1	—

Balance at December 31, 2011	196	$2	$963	$(348)	$2,337	$1	$2,955

(1)	Stock option and restricted stock award transactions are net of a tax (expense) benefit of $26 million, $28 million and $(18) million in 2011, 2010, and 2009 respectively.

(2)	As of December 31, 2011, this balance is comprised of $276 million of cumulative translation adjustments and $75 million of net unrecognized actuarial losses, partially offset by $3 million of unrecognized gains on forward contracts.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009

Operating Activities
Net income	$487	$475	$71
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	13	(168)	(76)
Depreciation and amortization	—	—	8
Other adjustments relating to discontinued operations	—	—	—
Stock-based compensation expense	75	72	53
Excess stock-based compensation tax benefit	(22)	(20)	—
Depreciation and amortization	265	285	309
Amortization of deferred loan costs	11	13	10
Non-cash portion of restructuring, goodwill impairment and other special charges (credits), net	—	(7)	332
Non-cash foreign currency (gains) losses, net	12	(39)	(6)
Amortization of deferred gains	(87)	(81)	(82)
Provision for doubtful accounts	31	55	72
Distributions in excess (deficit) of equity earnings	7	3	30
Gain on sale of VOI notes receivable	—	—	(24)
Loss (gain) on asset dispositions and impairments, net	—	39	91
Non-cash portion of income tax expense (benefit)	63	16	(260)
Changes in working capital:
Restricted cash	(27)	9	46
Accounts receivable	(45)	(22)	63
Inventories	(14)	(110)	(98)
Prepaid expenses and other	(15)	1	10
Accounts payable and accrued expenses	78	13	(44)
Accrued income taxes	(195)	200	(50)
Securitized VOI notes receivable activity, net	(45)	(29)	—
VOI notes receivable activity, net	12	1	167
Other, net	37	58	(51)

Cash (used for) from operating activities	641	764	571

Investing Activities
Purchases of plant, property and equipment	(385)	(227)	(196)
Proceeds from asset sales, net	290	148	310
Issuance of notes receivable	(10)	(1)	(4)
Collection of notes receivable, net	7	2	2
Acquisitions, net of acquired cash	(28)	(18)	—
Purchases of investments	(8)	(32)	(5)
Proceeds from investments	4	49	35
Other, net	(46)	8	(26)

Cash (used for) from investing activities	(176)	(71)	116

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	—	(114)	(102)
Long-term debt issued	47	3	726
Long-term debt repaid	(650)	(9)	(1,681)
Long-term securitized debt issued	200	280	—
Long-term securitized debt repaid	(162)	(224)	—
(Increase) decrease in restricted cash	(144)	—	—
Dividends paid	(99)	(93)	(165)
Proceeds from stock option exercises	70	141	2
Excess stock-based compensation tax benefit	22	20	—
Share repurchases	—	—	—
Other, net	(39)	(30)	227

Cash (used for) from financing activities	(755)	(26)	(993)

Exchange rate effect on cash and cash equivalents	(9)	(1)	4

Increase (decrease) in cash and cash equivalents	(299)	666	(302)
Cash and cash equivalents — beginning of period	753	87	389

Cash and cash equivalents — end of period	$454	$753	$87

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$204	$244	$214

Income taxes, net of refunds	$56	$(171)	$12

Non-cash acquisition of Hotel Imperial	$57	$—	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Company”). The Company is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,089 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the development and operation of vacation ownership resorts; and marketing, selling and financing vacation ownership interests (“VOIs”) in the resorts.

The consolidated financial statements include assets, liabilities, revenues and expenses of the Company and all of its controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through the date the consolidated financial statements were filed.

In accordance with the guidance for noncontrolling interests in Accounting Standards Codification (“ASC”) 810, Consolidation, references in this report to our earnings per share, net income, and shareholders’ equity attributable to Starwood’s common shareholders do not include amounts attributable to noncontrolling interests.

Note 2.     Significant Accounting Policies

Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash.    The majority of the Company’s restricted cash relates to cash used as collateral to reduce fees on letters of credit. Restricted cash also consists of deposits received on sales of VOIs and residential properties that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. At December 31, 2011 and 2010, the Company had short-term restricted cash balances of $232 million and $53 million, respectively.

Inventories.    Inventories are comprised principally of VOIs of $261 million and $307 million as of December 31, 2011 and 2010, respectively, residential inventory of $521 million and $462 million at December 31, 2011 and 2010, respectively, and hotel inventory. VOI and residential inventory is carried at the lower of cost or net realizable value and includes $37 million, $29 million and $31 million of capitalized interest incurred in 2011, 2010 and 2009, respectively. Hotel inventory includes operating supplies and food and beverage inventory items which are generally valued at the lower of FIFO cost (first-in, first-out) or market.

Loan Loss Reserves.    For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loan loss reserves, the Company uses a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2011, the average estimated default rate for the Company’s pools of receivables was 9.9%.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Plant, Property and Equipment.    Plant, property and equipment, including capitalized interest of $5 million, $2 million and $2 million incurred in 2011, 2010 and 2009, respectively, applicable to major project expenditures are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 20 years for information technology software and equipment; and the lesser of the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are retired or sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by the Company relating to the assets sold are insignificant.

The Company evaluates the carrying value of its assets for impairment. For assets in use when the trigger events specified in ASC 360, Property Plant, and Equipment occur, the expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at rates deemed reasonable for the type of asset and prevailing market conditions, comparative sales for similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

Goodwill and Intangible Assets.    Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. The Company does not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives. The Company reviews all goodwill and intangible assets for impairment annually, or upon the occurrence of a trigger event. Impairment charges, if any, are recognized in operating results.

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

The Company consolidates the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability (see Note 17), as of December 31, 2011 and 2010, is $844 million and $753 million, respectively, of which $251 million and $225 million, respectively, is included in accrued expenses.

Legal Contingencies.    The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. ASC 450, Contingencies requires that an estimated loss from a loss contingency be accrued with a corresponding charge to income if it is probable that an asset has been impaired or

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments.    Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value as follows;

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

The Company enters into forward contracts to manage exposure to foreign currency fluctuations. All foreign currency hedging instruments have an inverse correlation to the hedged assets or liabilities. Changes in the fair value of the derivative instruments are classified in the same manner as the classification of the changes in the underlying assets or liabilities due to fluctuations in foreign currency exchange rates. These forward contracts do not qualify as hedges.

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

Foreign Currency Translation.    Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net loss of $12 million in 2011, a net gain of $39 million in 2010 and a net gain of $6 million in 2009.

Income Taxes.    The Company provides for income taxes in accordance with principles contained in ASC 740, Income Taxes. Under these principles, the Company recognizes the amount of income tax payable or

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in its financial statements or tax returns.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Company believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes and tax attributes.

The Company measures and recognizes the amount of tax benefit that should be recorded for financial statement purposes for uncertain tax positions taken or expected to be taken in a tax return. With respect to uncertain tax positions, the Company evaluates the recognized tax benefits for derecognition, classification, interest and penalties, interim period accounting and disclosure requirements. Judgment is required in assessing the future tax consequences of events that have been recognized in its financial statements or tax returns.

Stock-Based Compensation.    The Company calculates the fair value of share-based awards on the date of grant. Restricted stock awards are valued based on the share price. The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans than a Black-Scholes model. The lattice valuation option pricing model requires the Company to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management decision regarding market factors and trends. The Company amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded. Please refer to Note 22, Stock-Based Compensation.

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

•

Vacation Ownership and Residential — The Company recognizes sales of vacation ownership interests when the buyer has demonstrated a sufficient level of initial and continuing investment, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. The Company has also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. The fees from these arrangements are generally based on the gross sales revenue of the units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

occurred, the fee to the owner is deemed fixed and determinable and collectability of the fees is reasonably assured. Residential revenue on whole ownership units is generally recorded using the completed contract method, whereby revenue is recognized only when a sales contract is completed or substantially completed. During the performance period, costs and deposits are recorded on the balance sheet.

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

•

Other Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income or net income.

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

Costs Incurred to Sell VOIs.    The Company capitalizes direct costs attributable to the sale of VOIs until the sales are recognized. Selling and marketing costs capitalized under this methodology were approximately $4 million and $3 million as of December 31, 2011 and 2010, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of ASC 978, Real Estate – Time Sharing Activities. If a contract is cancelled, the Company charges the unrecoverable direct selling and marketing costs to expense and records forfeited deposits as income.

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

Advertising Costs.    The Company enters into multi-media advertising campaigns, including television, radio, internet and print advertisements. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place. If it becomes

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

apparent that the media campaign will not take place, all costs are expensed at that time. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $149 million, $132 million and $118 million of advertising expense, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

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

Impact of Recently Issued Accounting Standards.

Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This topic permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. This topic is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption allowed. The Company early adopted this topic during the fourth quarter of 2011 in conjunction with its annual impairment testing (see Note 7).

In September 2011, the FASB issued ASU No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan”. This subtopic addresses concerns from users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside of the financial statements. The subtopic is effective for annual reporting periods ending after December 15, 2011. The Company adopted this topic as of December 31, 2011 (see Note 19).

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This topic requires disclosures of financing receivables and allowance for credit losses on a disaggregated basis. The balance sheet related disclosures are required beginning at December 31, 2010 and the statements of income disclosures are required, beginning for the three months ended March 31, 2011. The Company adopted this topic on December 31, 2010 (see Note 10).

In June 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 166), and ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (formerly SFAS No. 167).

ASU No. 2009-16 amended the accounting for transfers of financial assets. Under ASU No. 2009-16, the qualifying special purpose entities (“QSPEs”) used in the Company’s securitization transactions are no longer exempt from consolidation. ASU No. 2009-17 prescribes an ongoing assessment of the Company’s involvement in the activities of the QSPEs and the Company’s rights or obligations to receive benefits or absorb losses of the trusts that could be potentially significant in order to determine whether those variable interest entities (“VIEs”)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

will be required to be consolidated in the Company’s financial statements. In accordance with ASU No. 2009-17, the Company concluded it is the primary beneficiary of the QSPEs and accordingly, the Company began consolidating the QSPEs on January 1, 2010 (see Note 9). Using the carrying amounts of the assets and liabilities of the QSPEs as prescribed by ASU No. 2009-17 and any corresponding elimination of activity between the QSPEs and the Company resulting from the consolidation on January 1, 2010, the Company recorded a $417 million increase in total assets, a $444 million increase in total liabilities, a $26 million (net of tax) decrease in beginning retained earnings and a $1 million decrease to stockholders equity. The Company has additional VIEs whereby the Company was determined not to be the primary beneficiary (see Note 25).

Beginning January 1, 2010, the Company’s statements of income no longer reflect activity related to its Retained Interests, but instead reflects activity related to its securitized vacation ownership notes receivable and the corresponding securitized debt, including interest income, loan loss provisions, and interest expense. Interest income and loan loss provisions associated with the securitized vacation ownership notes receivable are included in the vacation ownership and residential sales and services line item. The cash flows from borrowings and repayments associated with the securitized vacation ownership debt are now presented as cash flows from financing activities. The Company does not expect to recognize gains or losses from future securitizations as a result of the adoption of this new guidance.

While the year ended December 31, 2011 and 2010 have been accounted for under the new accounting standards, these years are not comparable to 2009 amounts, particularly with regards to vacation ownership and residential sales and services and interest expense.

In October 2009, the FASB issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, Revenue Recognition – Multiple Element Arrangements. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company adopted this topic on January 1, 2011 and it did not have a material impact on its consolidated financial statements.

Note 3.     Earnings (Losses) per Share

The following is a reconciliation of basic earnings (losses) per share to diluted earnings (losses) per share for income (losses) from continuing operations attributable to Starwood’s common shareholders (in millions, except per share data):

	Year Ended December 31,
	2011			2010			2009
	Earnings	Shares	Per Share	Earnings	Shares	Per Share	Earnings (Losses)	Shares	Per Share
Basic earnings (losses) from continuing operations attributable to Starwood’s common shareholders	$502	189	$2.65	$310	183	$1.70	$(1)	180	$0.00
Effect of dilutive securities:
Employee options and restricted stock awards	—	6		—	7		—	—

Diluted earnings (losses) from continuing operations attributable to Starwood’s common shareholders	$502	195	$2.57	$310	190	$1.63	$(1)	180	$0.00

Approximately 1 million shares, 5 million shares and 12 million shares were excluded from the computation of diluted shares in 2011, 2010 and 2009, respectively, as their impact would have been anti-dilutive.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4.     Significant Acquisitions

During the year ended December 31, 2011, the Company executed a transaction with its former partner in a joint venture that owned three luxury hotels in Austria. In connection with the transaction, the Company acquired substantially the entire interest in two of the hotels in exchange for its interest in the third hotel and a cash payment, by the Company, of approximately $27 million. The Company previously held a 47.4% ownership interest in the hotels. In accordance with ASC 805, Business Combinations, the Company accounted for this transaction as a step acquisition, remeasured its previously held investment to fair value and recorded the approximately $50 million difference between fair value and its carrying value to the gain (loss) on asset dispositions and impairments, net, line item. The fair values of the assets and liabilities acquired have been recorded in the Company’s consolidated balance sheet, including the resulting goodwill of approximately $26 million. The Company entered into a long-term management contract for the hotel in which it exchanged its minority ownership interest and recorded a deferred gain of approximately $30 million in connection with this exchange.

During the year ended December 31, 2010, the Company paid approximately $23 million to acquire a controlling interest in a joint venture in which it had previously held a non-controlling interest. The primary business of the joint venture is to develop, license and manage restaurant concepts. The acquisition took place after one of the Company’s former partners exercised its right to put its interest to the Company in accordance with the terms of the joint venture agreement. In accordance with ASC 805, Business Combinations, the Company accounted for this transaction as a step acquisition, remeasured its previously held investment to fair value and recorded the approximately $5 million difference between fair value and its carrying value to the gain (loss) on asset dispositions and impairments, net, line item. The fair values of the assets and liabilities acquired were recorded in Starwood’s consolidated balance sheet, including the resulting goodwill of approximately $26 million. The results of operations going forward from the acquisition date have been included in the Company’s consolidated statements of income.

Note 5.     Asset Dispositions and Impairments

During the year ended December 31, 2011, the Company sold two wholly-owned hotels for cash proceeds of approximately $237 million. These hotels were sold subject to long-term management agreements, and the Company recorded deferred gains of approximately $66 million relating to the sales. Also during the year ended December 31, 2011 the Company sold its interest in a consolidated joint venture for cash proceeds of approximately $44 million, with the buyer assuming $57 million of the Company’s debt (see Note 15). The Company recognized a pretax loss of $18 million in discontinued operations as a result of the sale (see Note 18).

Additionally, during the year ended December 31, 2011, the Company recorded an impairment charge of $31 million to write-off its noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan, a $16 million loss due to the impairment of fixed assets that were written down in connection with significant renovations and related asset retirements at two properties and losses relating to the impairment of six hotels whose carrying value exceeded their fair value. These amounts were partially offset by a $50 million gain as a result of remeasuring the fair value of its previously held noncontrolling interest in two hotels in which it obtained a controlling interest (see Note 4).

During the year ended December 31, 2010, the Company recorded a net loss on dispositions of approximately $39 million, primarily related to a $53 million loss on the sale of one wholly-owned hotel subject to a long-term management contract, a $4 million impairment of fixed assets that are being retired in connection with a significant renovation of a wholly-owned hotel, and a $2 million impairment on one hotel whose carrying value exceeded its fair value. These charges were partially offset by a gain of $14 million from insurance proceeds received for a claim at a wholly-owned hotel that suffered damage from a storm in 2008, a $5 million

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

gain as a result of an acquisition of a controlling interest in a joint venture in which we previously held a non-controlling interest (see Note 4) and a $4 million gain from the sale of non-hotel assets.

During the year ended December 31, 2009, the Company recorded impairment charges of $41 million relating to the impairment of six hotels. Also during 2009, as a result of market conditions at the time and the impact on the timeshare industry, the Company reviewed the fair value of its economic interests in securitized VOI notes receivable and concluded these interests were impaired. The fair value of the Company’s investment in these retained interests was determined by estimating the net present value of the expected future cash flows, based on expected default and prepayment rates resulting in an impairment charge of $22 million. Additionally, the Company recorded losses of $18 million, primarily related to impairments of hotel management contracts, certain technology-related fixed assets and an investment in which the Company holds a minority interest.

During the years ended December 31, 2011, 2010 and 2009, the Company reviewed the recoverability of its carrying values of its owned hotels and determined that certain hotels were impaired, as discussed above. The fair values of the hotels were estimated by using discounted cash flows, comparative sales for similar assets and recent letters of intent to sell certain assets. Impairment charges included above totaling $7 million, $2 million and $41 million, relating to six, one and six hotels, were recorded in the years ended December 31, 2011, 2010 and 2009, respectively. These assets are reported in the hotels operating segment.

Note 6.     Plant, Property and Equipment

Plant, property and equipment consisted of the following (in millions):

	December 31,
	2011	2010
Land and improvements	$614	$600
Buildings and improvements	3,066	3,300
Furniture, fixtures and equipment	1,859	1,901
Construction work in process	244	170

	5,783	5,971
Less accumulated depreciation and amortization	(2,513)	(2,648)

	$3,270	$3,323

The above balances include unamortized capitalized computer software costs of $155 million and $132 million at December 31, 2011 and 2010 respectively. Amortization of capitalized computer software costs was $32 million, $36 million and $36 million for the years ended December 31, 2011, 2010 and 2009, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 is as follows (in millions):

	Hotel Segment	Vacation Ownership Segment	Total
Balance at January 1, 2010	$1,332	$151	$1,483
Acquisitions	26	—	26
Cumulative translation adjustment	(8)	—	(8)
Asset dispositions	(10)	—	(10)
Other	8	—	8

Balance at December 31, 2010	$1,348	$151	$1,499

Balance at January 1, 2011	$1,348	$151	$1,499
Acquisitions	26	—	26
Cumulative translation adjustment	(11)	—	(11)
Asset dispositions	(33)	—	(33)
Other	(1)	—	(1)

Balance at December 31, 2011	$1,329	$151	$1,480

In 2011, the Company early adopted ASU 2011-08 (the “Topic”) to consider impairment for its two reporting units, hotel and vacation ownership. The Topic allows companies to perform a qualitative assessment of goodwill, to determine if the two-step goodwill impairment test is necessary. The determination depends on whether it is more likely than not that the fair value of a reporting unit is greater than the carrying amount. The Company concluded that the two-step goodwill impairment test is not required for either the hotel or vacation ownership reporting unit. The vacation ownership reporting unit results reflected a 30%, or $237 million, excess of fair value over book value in step 1 of the 2010 impairment test. The Company considered the fact that the 2011 results for the vacation ownership business exceeded expectations and evaluated other factors, such as discount rates and market rates of return for the business, all of which indicate an excess of fair value over book value. Based on this evaluation of internal and external qualitative factors, the Company concluded the two-step goodwill impairment test is not required for the vacation ownership reporting unit.

The Company considered similar factors for the hotel business. In the hotel reporting unit, results reflected a 135%, or $8.6 billion, excess of fair value over book value in step one of the 2010 impairment test. The internal and external factors affecting this business indicate that the fair value of the hotel reporting unit continues to significantly exceed its carrying value and therefore, the Company concluded the two-step goodwill impairment test is not required for the hotel reporting unit.

Prior to the adoption of the Topic in 2011, the Company performed its annual goodwill impairment test as of October 31, 2010 for its hotel and vacation ownership reporting units and determined that there was no impairment of its goodwill. The fair value was calculated using a discounted cash flow model, in which the underlying cash flows were derived from management’s current financial projections. The two key assumptions used in the fair value calculation are the discount rate and the capitalization rate in the terminal period, which were 10% and 2%, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Intangible assets consisted of the following (in millions):

	December 31,
	2011	2010
Trademarks and trade names	$313	$309
Management and franchise agreements	412	377
Other	16	78

	741	764
Accumulated amortization	(164)	(196)

	$577	$568

The intangible assets related to management and franchise agreements have finite lives, and accordingly, the Company recorded amortization expense of $29 million, $33 million, and $35 million, respectively, during the years ended December 31, 2011, 2010 and 2009. The other intangible assets noted above have indefinite lives.

Amortization expense relating to intangible assets with finite lives for each of the years ended December 31, is expected to be as follows (in millions):

2012	$29
2013	$29
2014	$29
2015	$28
2016	$28

Note 8.     Other Assets

Other assets include the following (in millions):

	December 31,
	2011	2010
VOI notes receivable, net of allowance of $46 and $69	$93	$132
Prepaids	104	88
Deposits and other	158	161

Total	$355	$381

See Note 10 for discussion relating to VOI notes receivable.

Note 9.     Transfers of Financial Assets

As discussed in Note 2, the Company adopted ASU 2009-16 and ASU 2009 -17 on January 1, 2010. As a result, the Company concluded it has variable interests in the entities associated with its five outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. The Company applied the variable interest model and determined it is the primary beneficiary of these VIEs. In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related VIEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $31 million and $38 million during 2011 and 2010, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company holds the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, the Company holds both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of vacation ownership notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. The Company’s interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 16). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $44 million and $43 million during 2011 and 2010, respectively, and is classified in cash and cash equivalents.

During the year ended December 31, 2011, the Company completed the 2011 securitization of approximately $210 million of vacation ownership notes receivable. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized. Of the $210 million securitized in the 2011-A transaction, $200 million was previously unsecuritized and approximately $10 million had previously been securitized in the 2003 securitization which was terminated in connection with the 2011 securitization. The 2003 securitization was terminated, including pay-down of all outstanding principal and interest due. The net cash proceeds from the securitization, after termination of the 2003 securitization and associated deal costs, were approximately $177 million.

During the year ended December 31, 2010, the Company completed the 2010 securitization of approximately $300 million of vacation ownership notes receivable. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized. Approximately $93 million of proceeds from this transaction were used to terminate the securitization completed in June 2009 by repaying the outstanding principal and interest on the securitized debt. In connection with the termination, a charge of $5 million was recorded to interest expense, relating to the settlement of a balance guarantee interest rate swap and the write-off of deferred financing costs. The net cash proceeds from the securitization after termination of the 2009 securitization and associated deal costs were approximately $180 million.

See Note 10 for disclosures and amounts related to the securitized vacation ownership notes receivable consolidated on the Company’s balance sheets as of December 31, 2011 and 2010.

Prior to the adoption of ASU 2009-16 and 2009-17, the Company completed securitizations of its VOI notes receivables, which qualified for sales treatment. Retained Interests cash flows were limited to the cash available from the related VOI notes receivable, after servicing and other related fees, absorbing 100% of any credit losses on the related VOI notes receivable and QSPE fixed rate interest expense. The Company’s replacement of the defaulted VOI notes receivable under the securitization agreements with new VOI notes receivable resulted in net gains of approximately $3 million during 2009, which are included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

In June 2009, the Company securitized approximately $181 million of VOI notes receivable (the “2009-A Securitization”) resulting in cash proceeds of approximately $125 million. The Company retained $44 million of interests in the QSPE, which included $43 million of notes the Company effectively owned after the transfer and $1 million related to the interest only strip. The related loss on the 2009-A Securitization of $2 million was included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

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

In December 2009, the Company entered into an amendment with the third-party beneficial interest owner regarding the notes issued in the 2009-A Securitization (the 2009-A Amendment). The amendment to the terms included a reduction of the coupon rate and an increase in the effective advance rate. As the increase in the advance rate produced additional cash proceeds of $9 million, this resulted effectively in additional loans sold to the QSPE from the original over collateralization. The related gain on the 2009-A Amendment of $4 million was included in vacation ownership and residential sales and services in the Company’s consolidated statements of income.

Note 10.     Notes Receivable

Notes receivable (net of reserves) related to the Company’s vacation ownership loans consist of the following (in millions):

	December 31,
	2011	2010
Vacation ownership loans-securitized	$510	$467
Vacation ownership loans-unsecuritized	113	152

	623	619
Less: current portion
Vacation ownership loans-securitized	(64)	(59)
Vacation ownership loans-unsecuritized	(20)	(20)

	$539	$540

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

The Company records interest income associated with VOI notes in its vacation ownership and residential sale and services line item in its consolidated statements of income. Interest income related to the Company’s VOI notes receivable was as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Vacation ownership loans-securitized	$64	$66	$—
Vacation ownership loans-unsecuritized	21	21	48

	$85	$87	$48

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following tables present future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2012	$73	$29	$102
2013	77	14	91
2014	79	12	91
2015	78	14	92
Thereafter	283	100	383

Balance at December 31, 2011	$590	$169	$759

Weighted Average Interest Rates	12.84%	11.89%	12.58%

Range of interest rates	5 to 17%	5 to 17%	5 to 17%

For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes profit on a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loss reserves, the Company uses a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of its loan loss reserve requirements. As of December 31, 2011, the average estimated default rate for the Company’s pools of receivables was 9.9%.

The activity and balances for the Company’s loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2008	$—	$91	$91
Provisions for loan losses	—	64	64
Write-offs	—	(61)	(61)

Balance at December 31, 2009	—	94	94
Provisions for loan losses	14	32	46
Write-offs	—	(52)	(52)
Adoption of ASU No. 2009-17	77	(4)	73
Other	(9)	9	—

Balance at December 31, 2010	82	79	161
Provisions for loan losses	2	27	29
Write-offs	—	(54)	(54)
Other	(4)	4	—

Balance at December 31, 2011	$80	$56	$136

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Past due balances of VOI notes receivable by credit quality indicators are as follows (in millions):

	30-59 Days	60-89 Days	>90 Days	Total Past		Total
	Past Due	Past Due	Past Due	Due	Current	Receivables
As of December 31, 2011:
Sheraton	$5	$3	$26	$34	$321	$355
Westin	3	2	17	22	345	367
Other	1	1	4	6	31	37

	$9	$6	$47	$62	$697	$759

As of December 31, 2010:
Sheraton	$6	$4	$30	$40	$314	$354
Westin	5	3	33	41	342	383
Other	1	1	4	6	37	43

	$12	$8	$67	$87	$693	$780

Note 11.     Fair Value

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swaps	$—	$12	$—	$12
Forward contracts	—	3	—	3

	$—	$15	$—	$15

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12.     Deferred Gains

The Company defers gains realized in connection with the sale of a property for which the Company continues to manage the property through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of December 31, 2011 and 2010, the Company had total deferred gains of $1.018 billion and $1.011 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $87 million, $81 million and $82 million in 2011, 2010 and 2009, respectively.

Note 13.     Restructuring, Goodwill Impairment and Other Special Charges (Credits), Net

Restructuring, Goodwill Impairment and Other Special Charges (Credits) by operating segment are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Segment
Hotel	$70	$(74)	$21
Vacation Ownership & Residential	(2)	(1)	358

Total	$68	$(75)	$379

During the year ended December 31, 2011, the Company recorded a charge of $70 million related to an unfavorable decision in a lawsuit (see Note 25) and a credit of $2 million to adjust previously recorded reserves to the amounts the Company now expects to pay.

During the year ended December 31, 2010, the Company received cash proceeds of $75 million in connection with the favorable settlement of a lawsuit. The Company recorded this settlement, net of the reimbursement of legal costs incurred in connection with the litigation, as a credit to restructuring, goodwill impairment, and other special charges (credits) line item. Additionally, the Company recorded a credit of $8 million as a liability associated with an acquisition in 1998 that was no longer deemed necessary (see Note 25).

During the year ended December 31, 2009, the Company completed a comprehensive review of its vacation ownership business. The Company decided not to develop certain vacation ownership sites and future phases of certain existing projects. As a result of these decisions, the Company recorded a primarily non-cash impairment charge of $255 million. The impairment included a charge of approximately $148 million primarily related to land held for development; a charge of $64 million for the reduction in inventory values at four properties; the write-off of fixed assets of $21 million; facility exit costs of $15 million and $7 million in other costs. Additionally, as a result of this decision and the economic climate at that time, the Company recorded a $90 million non-cash charge for the impairment of goodwill in the vacation ownership reporting unit.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company had remaining restructuring accruals of $89 million as of December 31, 2011, primarily recorded in accrued expenses.

Note 14.     Income Taxes

Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Pretax income
U.S.	$165	$85	$(76)
Foreign	260	250	(220)

	$425	$335	$(296)

Provision (benefit) for income tax
Current:
U.S. federal	$(215)	$(61)	$(84)
State and local	(21)	18	12
Foreign	88	43	38

	(148)	—	(34)

Deferred:
U.S. federal	62	22	(117)
State and local	(11)	(7)	(18)
Foreign	22	12	(124)

	73	27	(259)

	$(75)	$27	$(293)

No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $2.3 billion as of December 31, 2011 since these amounts are permanently reinvested. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows (in millions):

	December 31,
	2011	2010
Current deferred tax assets	$278	$315
Long-term deferred tax assets	639	664
Current deferred tax liabilities (1)	(7)	(4)
Long-term deferred tax liabilities	(46)	(24)

Deferred income taxes	$864	$951

(1)	Included in the Accrued taxes and other line item in the consolidated balance sheets.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The tax effect of the temporary differences and carryforward items that give rise to deferred taxes were as follows (in millions):

	December 31,
	2011	2010
Plant, property and equipment	$(23)	$(17)
Intangibles	(11)	177
Inventories	118	140
Deferred gains	350	346
Investments	133	(4)
Receivables (net of reserves)	9	85
Accrued expenses and other reserves	201	181
Employee benefits	61	79
Net operating loss, capital loss and tax credit carryforwards	257	406
Other	(6)	(45)

	1,089	1,348
Less valuation allowance	(225)	(397)

Deferred income taxes	$864	$951

At December 31, 2011, the Company had federal net operating losses, which have varying expiration dates extending through 2031, of approximately $15 million. The Company also had federal general business credits of approximately $21million, which have varying expiration dates extending through 2030. The Company expects to realize substantially all of the tax benefit associated with these attributes.

At December 31, 2011, the Company had state net operating losses, which have varying expiration dates extending through 2028, of approximately $1.6 billion. The Company also had state tax credit carryforwards of $21 million which are indefinite or will fully expire by 2026. The Company has established a valuation allowance against the majority of these attributes as it is unlikely that the tax benefit of these attributes will be realized prior to expiration.

At December 31, 2011 the Company had foreign net operating losses and capital losses, which are indefinite or have varying expiration dates extending through 2020, of approximately $283 million and $22 million, respectively. The Company also had tax credit carryforwards of approximately $13 million in foreign jurisdictions. The tax credit carryforwards available in foreign jurisdictions are indefinite or will fully expire by 2020. The Company has established a valuation allowance against the majority of these attributes as it is unlikely that the tax benefit of these attributes will be realized prior to expiration.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Tax provision at U.S. statutory rate	$149	$117	$(104)
U.S. state and local income taxes	(19)	(2)	(3)
Tax on repatriation of foreign earnings	25	(19)	(45)
Foreign tax rate differential	(64)	(70)	(25)
Tax on capital gains	334	99	—
Change in asset basis	(130)	—	(120)
Nondeductible goodwill	9	3	39
Change in uncertain tax positions	8	23	9
Tax settlements	(25)	(42)	1
Tax on asset dispositions	(60)	1	(32)
Change in valuation allowances	(304)	(99)	—
Other	2	16	(13)

Provision for income tax (benefit)	$(75)	$27	$(293)

The foreign tax rate differential benefit primarily relates to the Company’s operations in Luxembourg and Singapore.

In 2011, the Company completed transactions that involved certain domestic and foreign subsidiaries. These transactions generated capital gains, increased the tax basis in subsidiaries including U.S. partnerships and resulted in the inclusion of foreign earnings for U.S. tax purposes. The capital gains were largely reduced by the utilization of capital losses. Due to the uncertainty regarding the Company’s ability to generate capital gain income, the deferred tax asset associated with these capital losses was offset by a full valuation allowance prior to these transactions. During 2009, the Company entered into an Italian tax incentive program through which the tax basis of its Italian owned hotels was adjusted resulting in a $120 million tax benefit.

During 2011, the IRS closed its audit with respect to tax years 2004 through 2006 resulting in a $25 million tax benefit primarily related to the reversal of tax and interest reserves. During 2010, the IRS closed its audit with respect to tax years 1998 through 2003 and the Company recognized a $42 million tax benefit in continuing operations primarily associated with the refund of interest on taxes previously paid. Also in 2010, as a result of the 1998 through 2003 audit closure, the Company recognized a $134 million tax benefit in discontinued operations primarily related to the portion of the tax no longer due.

As of December 31, 2011, the Company had approximately $153 million of total unrecognized tax benefits, of which $42 million would affect its effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Beginning of Year	$510	$999	$1,003
Additions based on tax positions related to the current year	24	29	4
Additions for tax positions of prior years	36	18	2
Settlements with tax authorities	(407)	(499)	(7)
Reductions for tax positions in prior years	(6)	(5)	(1)
Reductions due to the lapse of applicable statutes of limitations	(4)	(32)	(2)

End of Year	$153	$510	$999

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

It is reasonably possible that approximately $25 million of the Company’s unrecognized tax benefits as of December 31, 2011 will reverse within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. The Company had $74 million and $92 million accrued for the payment of interest as of December 31, 2011 and December 31, 2010, respectively. The Company did not have any reserves for penalties as of December 31, 2011 and 2010.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of December 31, 2011, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 15.     Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,
	2011	2010
Senior Credit Facility:
Revolving Credit Facility, maturing 2013	$—	$—
Senior Notes, interest at 7.875%, settled 2011	—	609
Senior Notes, interest at 6.25%, maturing 2013	500	504
Senior Notes, interest at 7.875%, maturing 2014	497	490
Senior Notes, interest at 7.375%, maturing 2015	450	450
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	245	245
Mortgages and other, interest rates ranging from 1.00% to 9.00%, various maturities	105	159

	2,197	2,857
Less current maturities	(3)	(9)

Long-term debt	$2,194	$2,848

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2012	$3
2013	505
2014	502
2015	455
2016	39
Thereafter	693

$2,197

The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $1.5 billion of available borrowing capacity under its domestic and foreign lines of credit as of December 31, 2011. The short-term borrowings under these lines of credit at December 31, 2011 and 2010 were de minimus.

The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, limitations on incurring additional debt, ability to pay dividends, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. The Company was in compliance with all of the short-term and long-term debt covenants at December 31, 2011.

During the year ended December 31, 2011, the Company entered into a credit agreement which provided a loan of approximately $38 million, which is due in 2016, and is secured by one of its owned hotels. Proceeds from this loan were used to pay off an existing credit agreement that was due in 2012.

During the year ended December 31, 2011, the Company redeemed all of the outstanding 7.875% Senior Notes due 2012, which had a principal amount of approximately $605 million. In connection with this transaction, the Company terminated two interest rate swaps related to the 7.875% Senior Notes, which had notional amounts totaling $200 million (see Note 23). As a result of the early redemption of the 7.875% Senior Notes, the Company recorded a net charge of approximately $16 million in interest expense, net of interest income line item in its statement of income, representing the tender premiums, swap settlements and other related redemption costs.

During the year ended December 31, 2011, the Company sold its interest in a consolidated joint venture which resulted in the buyer assuming approximately $57 million of the Company’s mortgage debt.

During the year ended December 31, 2011, the Company entered into two interest rate swaps with a total notional amount of $100 million, whereby the Company pays floating and receives fixed interest rates (see Note 23).

On April 20, 2010, the Company entered into a $1.5 billion senior credit facility. The facility matures on November 15, 2013 and replaces the previous $1.875 billion revolving credit agreement, which would have matured on February 11, 2011. The new facility includes an accordion feature under which the Company may increase the revolving loan commitment by up to $375 million subject to certain conditions and bank commitments. The multi-currency facility enhances the Company’s financial flexibility and is expected to be used for general corporate purposes. The Company had no borrowings under the senior credit facility and $171 million of letters of credit outstanding as of December 31, 2011.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 16.     Securitized Vacation Ownership Debt

Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	December 31,
	2011	2010
2003 securitization, interest rates ranging from 3.95% to 6.96%, settled 2011	$—	$17
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2018	37	55
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	27	39
2009 securitizations, interest rate at 5.81%, maturing 2016	92	128
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	190	255
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2026	186	—

	532	494
Less current maturities	(130)	(127)

Long-term debt	$402	$367

During the years ended December 31, 2011 and 2010, interest expense associated with securitized vacation ownership debt was $22 million and $27 million, respectively.

Note 17.     Other Liabilities

Other liabilities consisted of the following (in millions):

	December 31,
	2011	2010
Deferred gains on asset sales	$933	$930
SPG point liability (a)	724	702
Deferred revenue including VOI and residential sales	17	23
Benefit plan liabilities	74	61
Insurance reserves	47	46
Other	176	124

	$1,971	$1,886

(a)	Includes the actuarially determined liability related to the SPG program and the liability associated with the American Express transaction discussed below.

During the year ended December 31, 2009, the Company entered into an amendment to its existing co-branded credit card agreement (“Amendment”) with American Express and extended the term of its co-branding agreement to June 15, 2015. In connection with the Amendment in July 2009, the Company received $250 million in cash toward the purchase of future SPG points by American Express. In accordance with ASC 470, Debt, the Company has recorded this transaction as a financing arrangement with an implicit interest rate of 4.5%. The Amendment requires a fixed amount of $50 million per year to be deducted from the $250 million advance over the five year period regardless of the total amount of points purchased. As a result, the liability associated with this financing arrangement is being reduced ratably over a five year period beginning in October 2009. In accordance with the terms of the Amendment, if the Company fails to comply with certain financial covenants, the Company would have to repay the remaining balance of the liability, and, if the Company does not pay such liability, the Company is

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

required to pledge certain receivables as collateral for the remaining balance of the liability. As of December 31, 2011, a liability of $72 million related to the Amendment is recorded in other liabilities.

Note 18.    Discontinued Operations

Summary of financial information for discontinued operations is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Income Statement Data
Gain (loss) on disposition, net of tax	$(13)	$168	$76
Income (loss) from operations, net of tax	$—	$(1)	$(2)

During the year ended December 31, 2011, the Company recorded a loss of $13 million, including an $18 million pretax loss from the sale of its interest in a consolidated joint venture, offset by a $10 million income tax benefit on the sale. Additionally, the Company recorded a $5 million charge related to interest on an uncertain tax position associated with a disposition in a prior year.

During the year ended December 31, 2010, the Company recorded a tax benefit of $134 million related to the final settlement with the IRS regarding the World Directories disposition (see Note 14) and a pretax gain of approximately $3 million ($36 million after tax) related to the sale of one wholly-owned hotel for $78 million. The tax benefit was related to the realization of a high tax basis in this hotel that was generated through a previous transaction.

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

Note 19.    Employee Benefit Plan

During the year ended December 31, 2011, the Company recorded net actuarial losses of $20 million (net of tax) related to various employee benefit plans. These losses were recorded in other comprehensive income. The amortization of the net actuarial loss, a component of other comprehensive income, for the year ended December 31, 2011 was $1 million (net of tax).

Included in accumulated other comprehensive (loss) income at December 31, 2011 are unrecognized net actuarial losses of $85 million ($75 million, net of tax) that have not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive (loss) income that is expected to be recognized in net periodic pension cost during the year ended December 31, 2012 is $2 million ($2 million, net of tax).

Defined Benefit and Postretirement Benefit Plans.    The Company and its subsidiaries sponsor or previously sponsored numerous funded and unfunded domestic and international pension plans. All defined benefit plans covering U.S. employees are frozen. Certain plans covering non-U.S. employees remain active.

The Company also sponsors the Starwood Hotels & Resorts Worldwide, Inc. Retiree Welfare Program. This plan provides health care and life insurance benefits for certain eligible retired employees. The Company has prefunded a portion of the life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. The Company also funds this program on a pay-as-you-go basis.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table sets forth the benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation of the Company’s defined benefit pension and postretirement benefit plans at December 31 (in millions):

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$19	$17	$183	$178	$20	$19
Service cost	—	—	—	—	—	—
Interest cost	1	1	10	10	1	1
Actuarial loss	1	2	18	5	1	2
Effect of foreign exchange rates	—	—	(1)	(3)	—	—
Plan participant contributions	—	—	—	—	1	1
Benefits paid	(1)	(1)	(5)	(7)	(3)	(3)
Other	—	—	1	—	—	—

Benefit obligation at end of year	$20	$19	$206	$183	$20	$20

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$176	$159	$1	$1
Actual return on plan assets, net of expenses	—	—	12	14	—	—
Employer contribution	1	1	8	13	1	2
Plan participant contributions	—	—	—	—	1	1
Effect of foreign exchange rates	—	—	(1)	(3)	—	—
Benefits paid	(1)	(1)	(5)	(7)	(3)	(3)

Fair value of plan assets at end of year	$—	$—	$190	$176	$—	$1

Unfunded status	$(20)	$(19)	$(16)	$(7)	$(20)	$(19)

Accumulated benefit obligation	$20	$19	$205	$182	n/a	n/a

Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$20	$19	$140	$121	n/a	n/a

Accumulated benefit obligation	$20	$19	$140	$121	n/a	n/a

Fair value of plan assets	$—	$—	$105	$97	n/a	n/a

The net underfunded status of the plans at December 31, 2011 was $56 million, of which $72 million is recorded in other liabilities, $3 million is recorded in accrued expenses and $19 million is recorded in other assets in the accompanying balance sheet.

All domestic pension plans are frozen plans, whereby employees do not accrue additional benefits. Therefore, at December 31, 2011 and 2010, the projected benefit obligation is equal to the accumulated benefit obligation.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents the components of net periodic benefit cost for the years ended December 31 (in millions):

	Domestic Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$—	$—	$—	$—	$—	$5	$—	$—	$—
Interest cost	1	1	1	10	10	13	1	1	1
Expected return on plan assets	—	—	—	(12)	(10)	(10)	—	—	—
Amortization of net actuarial loss	—	—	—	1	1	5	—	—	—
Other	—	—	—	1	—	—	—	—	—
Settlement and curtailment (gain) loss	—	—	—	—	—	(4)	—	—	—

Net periodic benefit cost	$1	$1	$1	$—	$1	$9	$1	$1	$1

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012, gradually decreasing to 5% in 2020. A one-percentage point change in assumed health care cost trend rates would have approximately a $0.9 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost. The majority of participants in the Foreign Pension Plans are employees of managed hotels, for which the Company is reimbursed for costs related to their benefits. The impact of these reimbursements is not reflected above.

The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	4.25%	5.00%	4.68%	5.34%	4.00%	4.75%
Rate of compensation increase	n/a	n/a	3.26%	3.64%	n/a	n/a

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Domestic Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.00%	5.51%	5.99%	5.34%	5.93%	6.19%	4.75%	5.50%	6.00%
Rate of compensation increase	n/a	n/a	n/a	3.64%	3.50%	3.93%	n/a	n/a	n/a
Expected return on plan assets	n/a	n/a	n/a	6.52%	6.56%	6.25%	7.10%	7.10%	7.50%

The Company’s investment objectives are to minimize the volatility of the value of the assets and to ensure the assets are sufficient to pay plan benefits. The target asset allocation is 62% debt securities and 38% equity securities.

A number of factors were considered in the determination of the expected return on plan assets. These factors included current and expected allocation of plan assets, the investment strategy, historical rates of return and Company and investment expert expectations for investment performance over approximately a ten year period.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents the Company’s fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds	$55	$—	$—	$55
Collective Trusts	—	5	—	5
Equity Index Funds	—	67	—	67
Bond Index Funds	—	63	—	63

Total	$55	$135	$—	$190

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

The following table represents the Company’s expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Domestic Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
2012	$1	$7	$2
2013	$1	$8	$2
2014	$1	$9	$2
2015	$1	$9	$2
2016	$1	$10	$1
2017-2021	$7	$56	$6

The Company expects to contribute $12 million to the plans during 2012. A significant portion of the contributions relate to the Foreign Pension Plans, which the Company is reimbursed.

Defined Contribution Plans.    The Company and its subsidiaries sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a “401(k)” plan. The plan allows participation by employees on U.S. payroll who are at least age 21. Each participant may contribute on a pretax basis between 1% and 50% of his or her eligible compensation to the plan subject to certain maximum limits. Eligible employees are automatically enrolled after 90 days (unless they opt out). A company-paid matching contribution is provided to participants who have completed at least one year of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

service. The amount of expense for matching contributions totaled $15 million in 2011, $13 million in 2010, and $15 million in 2009. The plan includes as an investment choice, the Company’s publicly traded common stock. The balances held in the Company’s stock were $67 million and $87 million at December 31, 2011 and 2010, respectively.

Multi-Employer Pension Plans.    Certain employees are covered by union sponsored multi-employer pension plans pursuant to agreements between the Company and various unions. The Company’s participation in these plans is outlined in the table below (in millions):

Pension Fund	EIN/ Pension Plan Number	Pension Protection Act Zone Status				Contributions
		2011		2010		2011	2010	2009
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Yellow	(a)	Yellow	(b)	$4	$4	$5
Other Funds						5	5	4

Total Contributions						$9	$9	$9

(a)	As of January 1, 2011

(b)	As of January 1, 2010

Eligible employees at the Company’s owned hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. The Company contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2012. The Company’s contributions did not exceed 5% of the total contributions to the pension fund in 2011, 2010 or 2009. The pension fund has implemented a funding improvement plan and the Company has not paid a surcharge.

Multi-Employer Health Plans.    Certain employees are covered by union sponsored multi-employer health plans pursuant to agreements between the Company and various unions. The plan benefits can include medical, dental and life insurance for eligible participants and retirees. The Company contributions to these plans, which were charged to expense during 2011, 2010 and 2009, was approximately $26 million, $27 million and $29 million, respectively.

Note 20.    Leases and Rentals

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

The Company’s minimum future rents at December 31, 2011 payable under non-cancelable operating leases with third parties are as follows (in millions):

2012	$84
2013	89
2014	88
2015	86
2016	84
Thereafter	1,024

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Rent expense under non-cancelable operating leases consisted of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Minimum rent	$104	$90	$89
Contingent rent	9	6	2
Sublease rent	(4)	(5)	(3)

	$109	$91	$88

Note 21.    Stockholders’ Equity

Share Repurchases.    In December 2011, the Company’s Board of Directors authorized a share repurchase program of $250 million. During the years ended December 31, 2011 and 2010, the Company did not repurchase any Company common shares. As of December 31, 2011, $250 million of repurchase capacity remained available under this program.

Note 22.    Stock-Based Compensation

In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long-Term Incentive Compensation Plan (“2002 LTIP”) and provides the terms of equity award grants to directors, officers, employees, consultants and advisors. Although no additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long-Term Incentive Compensation Plan or the Company’s 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate award pool for non-qualified or incentive stock options, performance shares, restricted stock and units or any combination of the foregoing which are available to be granted under the 2004 LTIP at December 31, 2011 was approximately 56 million.

Compensation expense, net of reimbursements during 2011, 2010 and 2009 was approximately $75 million, $72 million and $53 million, respectively, resulting in tax benefits of $29 million, $28 million and $21 million, respectively. As of December 31, 2011, there was approximately $76 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursement from third parties, which is expected to be recognized over a weighted-average period of 1.5 years on a straight-line basis.

The Company utilizes the Lattice model to calculate the fair value option grants. Weighted average assumptions used to determine the fair value of option grants were as follows:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0.75%	0.75%	3.50%
Volatility:
Near term	36.0%	37.0%	74.0%
Long term	44.0%	45.0%	43.0%
Expected life	6 yrs.	6 yrs.	7 yrs.
Yield curve:
6 month	0.18%	0.19%	0.45%
1 year	0.25%	0.32%	0.72%
3 year	1.18%	1.36%	1.40%
5 year	2.13%	2.30%	1.99%
10 year	3.42%	3.61%	3.02%

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The dividend yield is estimated based on the current expected annualized dividend payment and the average expected price of the Company’s common shares during the same periods.

The estimated volatility is based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options. The weighted average volatility for 2011 grants was 39%.

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

The following table summarizes the Company’s stock option activity during 2011:

	Options (In Millions)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	8.7	$29.72
Granted	0.3	61.28
Exercised	(2.3)	31.01
Forfeited, Canceled or Expired	—	—

Outstanding at December 31, 2011	6.7	$30.70

Exercisable at December 31, 2011	3.6	$39.53

The weighted-average fair value per option for options granted during 2011, 2010 and 2009 was $21.84, $14.73, and $4.69, respectively, and the service period is typically four years. The total intrinsic value of options exercised during 2011, 2010 and 2009 was approximately $62 million, $115 million and $1 million, respectively, resulting in tax benefits of approximately $23 million, $44 million and $0.3 million, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2011 was $128 million. The aggregate intrinsic value of exercisable options as of December 31, 2011 was $39 million. The weighted-average contractual life was 4.1 years for outstanding options and 3.0 years for exercisable option as of December 31, 2011.

The Company recognizes compensation expense, equal to the fair market value of the stock on the date of grant for restricted stock and unit grants, over the service period. The weighted-average fair value per restricted stock or unit granted during 2011, 2010 and 2009 was $60.77, $37.33 and $11.15, respectively. The service period is typically three or four years except in the case of restricted stock and units issued in lieu of a portion of an annual cash bonus where the restriction period is typically in equal installments over a two year period, or in equal installments on the first, second and third fiscal year ends following grant date with distribution on the third fiscal year end.

The fair value of restricted stock and units for which the restrictions lapsed during 2011, 2010 and 2009 was approximately $154 million, $62 million and $33 million, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the Company’s restricted stock and units activity during 2011:

	Number of Restricted Stock and Units	Weighted Average Grant Date Value Per Share
	(In Millions)
Outstanding at December 31, 2010	8.5	$28.11
Granted	1.3	60.77
Lapse of restrictions	(2.7)	42.71
Forfeited or Canceled	(0.2)	27.24

Outstanding at December 31, 2011	6.9	$29.54

2002 Employee Stock Purchase Plan

In April 2002, the Board of Directors adopted (and in May 2002 the shareholders approved) the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase shares through payroll deductions and reserved 11,988,793 shares for issuance under the ESPP. The ESPP commenced in October 2002.

All full-time employees who have completed 30 days of continuous service and who are employed by the Company on U.S. payrolls are eligible to participate in the ESPP. Eligible employees may contribute up to 20% of their total cash compensation to the ESPP. Amounts withheld are applied at the end of every three-month accumulation period to purchase shares. The value of the shares (determined as of the beginning of the offering period) that may be purchased by any participant in a calendar year is limited to $25,000. The purchase price to employees is equal to 95% of the fair market value of shares at the end of each period. Participants may withdraw their contributions at any time before shares are purchased.

Approximately 110,000 shares were issued under the ESPP during the year ended December 31, 2011 at purchase prices ranging from $42.33 to $58.05. Approximately 117,000 shares were issued under the ESPP during the year ended December 31, 2010 at purchase prices ranging from $36.77 to $54.00.

Note 23.    Derivative Financial Instruments

The Company, based on market conditions, enters into forward contracts to manage foreign exchange risk. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies, including the Euro, Canadian Dollar and Yen. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amount of the outstanding Euro forward contracts at December 31, 2011 are $34 million, with average exchange rates of 1.4, with terms of primarily less than one year. The Yen forward contracts expired during 2011. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies.

The Company also enters into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in the Company’s consolidated statements of income during each reporting period.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At December 31, 2011, the Company had six interest rate swap agreements with an aggregate notional amount of $400 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges. During the fourth quarter of 2011, the Company terminated its 2012 interest rate swap agreements, resulting in a gain of approximately $2 million, through interest expense.

The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company evaluates the bond ratings of the financial institutions and believes that credit risk is at an acceptable level.

The following tables summarize the fair value of the Company’s derivative instruments, the effect of derivative instruments on its Consolidated Statements of Comprehensive Income, the amounts reclassified from “Other comprehensive income” and the effect on the Consolidated Statements of Income during the year.

Fair Value of Derivative Instruments

(in millions)

	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$3	Prepaid and other current assets	$—
Interest rate swaps	Other assets	12	Other assets	16

Total assets		$15		$16

	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—

Total assets		$—		$—

Liability Derivatives
Forward contracts	Accrued expenses	$—	Accrued expenses	$9

Total liabilities		$—		$9

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2011 and 2010

(in millions)

Balance at December 31, 2009	$—
Mark-to-market loss (gain) on forward exchange contracts	1
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(1)

Balance at December 31, 2010	$—

Balance at December 31, 2010	$—
Mark-to-market loss (gain) on forward exchange contracts	(1)
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(2)

Balance at December 31, 2011	$(3)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2011	2010	2009
Foreign forward exchange contracts	Interest expense, net	$5	$(45)	$(15)

Total (loss) gain included in income		$5	$(45)	$(15)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 24.    Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	$2	$2	$10	$10
VOI notes receivable	93	109	132	153
Securitized vacation ownership notes receivable	446	551	408	492
Other notes receivable	26	26	19	19

Total financial assets	$567	$688	$569	$674

Liabilities:
Long-term debt	$2,194	$2,442	$2,848	$3,120
Long-term securitized debt	402	412	367	373

Total financial liabilities	$2,596	$2,854	$3,215	$3,493

Off-Balance sheet:
Letters of credit	$—	$171	$—	$159
Surety bonds	—	21	—	23

Total Off-Balance sheet	$—	$192	$—	$182

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value. The Company records its derivative assets and liabilities at fair value. See Note 11 for recorded amounts and the method and assumption used to estimate fair value.

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

The Company estimates the fair value of its publicly traded debt based on the bid prices in the public debt markets. The carrying amount of its floating rate debt is a reasonable basis of fair value due to the variable nature of the interest rates. The Company’s non-public, securitized debt, and fixed rate debt fair value is determined based upon discounted cash flows for the debt rates deemed reasonable for the type of debt, prevailing market conditions and the length to maturity for the debt. Other long-term liabilities represent a financial guarantee that the Company expects to fund. The carrying value of this liability approximates its fair value based on expected funding amount under the guarantee.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The fair values of the Company’s letters of credit and surety bonds are estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing financial institutions.

Note 25.    Commitments and Contingencies

The Company had the following contractual obligations outstanding as of December 31, 2011 (in millions):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Unconditional purchase obligations (a)	$174	$66	$93	$15	$—
Other long-term obligations	1	1	—	—	—

Total contractual obligations	$175	$67	$93	$15	$—

(a)	Included in these balances are commitments that may be reimbursed or satisfied by the Company’s managed and franchised properties.

The Company had the following commercial commitments outstanding as of December 31, 2011 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$171	$168	$—	$—	$3

Variable Interest Entities.    The Company has evaluated hotels in which it has a variable interest, which is generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by primarily considering the qualitative factors. Qualitative factors include evaluating if the Company has the power to control the VIE and has the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. The Company has determined it is not the primary beneficiary of these VIEs and therefore these entities are not consolidated in the Company’s financial statements. See Note 9 for the VIEs in which the Company is deemed the primary beneficiary and has consolidated the entities.

The 18 VIEs associated with the Company’s variable interests represents entities that own hotels for which the Company has entered into management or franchise agreements with the hotel owners. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.

At December 31, 2011, the Company has approximately $83 million of investments and a loan balance of $9 million associated with 16 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.

Additionally, the Company has approximately $5 million of investments and certain performance guarantees associated with two VIEs. During the year ended December 31, 2011 and 2010, respectively, the Company recorded a $1 million and $3 million charge to selling, general and administrative expenses, relating to one of these VIEs, for a performance guarantee relating to a hotel managed by the Company. The maximum remaining funding exposure of this guarantee is $1 million. The Company’s remaining performance guarantees have possible cash outlays of up to $63 million, $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.

Guaranteed Loans and Commitments.    In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

outstanding under this program totaled $13 million at December 31, 2011. The Company evaluates these loans for impairment, and at December 31, 2011, believes these loans are collectible. Unfunded loan commitments aggregating $19 million were outstanding at December 31, 2011, none of which is expected to be funded in the future. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $94 million of equity and other potential contributions associated with managed or joint venture properties, $48 million of which is expected to be funded in 2012.

Surety bonds issued on behalf of the Company at December 31, 2011 totaled $21 million, the majority of which were required by state or local governments relating to the Company’s vacation ownership operations and by its insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under performance guarantees or losing a significant number of management or franchise contracts in 2012.

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

In August 2009, Sheraton Operating Corporation (“Sheraton”) filed a lawsuit as plaintiff in the Supreme Court of the State of New York (the “Court”) against Castillo Grand LLC (“Castillo”) asserting claims arising out of a dispute over a hotel development contract. Two earlier lawsuits arising out of the same hotel development contract filed by Castillo against Sheraton in federal court had been dismissed for lack of subject matter jurisdiction. Castillo filed counterclaims in the state court action alleging, among other things, that Sheraton’s breach of contract resulted in design changes and construction delays. The matter was tried to the Court and, on November 18, 2011, the Court issued its Post Trial Decision ruling in favor of Castillo on some

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

claims and counterclaims and in favor of Sheraton on others. Overall, the decision is unfavorable to Sheraton. Judgment has not as yet been entered, pending the Court’s consideration of post-trial applications for the award of attorney’s fees and expenses. As a result of this decision, the Company recorded a reserve for this matter resulting in a pretax charge of $70 million. The legal decision is not final and Starwood intends to appeal.

Collective Bargaining Agreements.    At December 31, 2011, approximately 25% of the Company’s U.S.-based employees were covered by various collective bargaining agreements, providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are satisfactory.

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

Captive Insurance Company.    Estimated insurance claims payable at December 31, 2011 and 2010 were $70 million and $72 million, respectively. At December 31, 2011 and 2010, standby letters of credit amounting to $60 million and $64 million, respectively, had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company.

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

For purposes of governing certain of the ongoing relationships between the Company and ITT Industries after the Distribution and spin-off of ITT Corporation and to provide for an orderly transition, the Company and ITT Industries have entered into various agreements including a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. The Company may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements. Based on available information, management does not believe that these matters would have a material impact on the Company’s consolidated results of operations, financial position or cash flows. During the year ended December 31, 2010, the Company reversed a liability related to the 1998 acquisition (see Note 13).

Note 26.    Business Segment and Geographical Information

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segments (in millions):

	2011	2010	2009
Revenues:
Hotel	$4,756	$4,383	$4,022
Vacation ownership and residential	868	688	674

Total	$5,624	$5,071	$4,696

Operating income:
Hotel	$694	$571	$471
Vacation ownership and residential	160	105	73

Total segment operating income	854	676	544
Selling, general, administrative and other	(156)	(151)	(139)
Restructuring, goodwill impairment and other special charges, net	(68)	75	(379)

Operating income	630	600	26
Equity earnings and gains and losses from unconsolidated ventures, net:
Hotel	8	8	(5)
Vacation ownership and residential	3	2	1
Interest expense, net	(216)	(236)	(227)
Loss on asset dispositions and impairments, net	—	(39)	(91)

Income (loss) from continuing operations before taxes and noncontrolling interests	$425	$335	$(296)

Depreciation and amortization:
Hotel	$191	$207	$229
Vacation ownership and residential	22	27	27
Corporate	52	51	53

Total	$265	$285	$309

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	2011	2010	2009
Capital expenditures:
Hotel	$283	$184	$171
Vacation ownership and residential	70	151	145
Corporate	124	42	27

Total (a)	$477	$377	$343

Assets:
Hotel (b)	$6,162	$6,440
Vacation ownership and residential (c)	2,207	2,139
Corporate	1,191	1,197

Total	$9,560	$9,776

(a)	Includes $385 million, $227 million, and $196 million of property, plant, and equipment expenditures as of December 31, 2011, 2010, and 2009, respectively. Additional expenditures included in the amounts above consist of vacation ownership inventory and investments in management contracts.

(b)	Includes $229 million and $294 million of investments in unconsolidated joint ventures at December 31, 2011 and 2010, respectively.

(c)	Includes $30 million and $27 million of investments in unconsolidated joint ventures at December 31, 2011 and 2010, respectively.

The following table presents revenues and long-lived assets by geographical region (in millions):

	Revenues			Long-Lived Assets
	2011	2010	2009	2011	2010
United States	$3,561	$3,312	$3,387	$2,023	$2,186
All other international	2,063	1,759	1,309	1,506	1,449

Total	$5,624	$5,071	$4,696	$3,529	$3,635

There were no individual international countries which comprised over 10% of the total revenues of the Company for the years ended December 2011, 2010 or 2009, or 10% of the total long-lived assets of the Company as of December 31, 2011 or 2010.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 27.    Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share data)
2011
Revenues	$1,295	$1,426	$1,372	$1,531	$5,624
Costs and expenses	$1,175	$1,249	$1,210	$1,360	$4,994
Income from continuing operations	$27	$150	$165	$158	$500
Net (income) loss from continuing operations attributable to noncontrolling interests	$2	$—	$—	$—	$2
Income (loss) from continuing operations attributable to Starwood’s common shareholders	$29	$150	$165	$158	$502
Discontinued operations	$(1)	$(19)	$(2)	$9	$(13)
Net income attributable to Starwood	$28	$131	$163	$167	$489
Earnings per share: (a)
Basic —
Income (loss) from continuing operations	$0.16	$0.79	$0.88	$0.82	$2.65
Discontinued operations	$(0.01)	$(0.10)	$(0.01)	$0.05	$(0.07)

Net income	$0.15	$0.69	$0.87	$0.87	$2.58
Diluted —
Income (loss) from continuing operations	$0.15	$0.77	$0.85	$0.80	$2.57
Discontinued operations	$(0.01)	$(0.09)	$(0.01)	$0.05	$(0.06)

Net income	$0.14	$0.68	$0.84	$0.85	$2.51
2010
Revenues	$1,187	$1,289	$1,255	$1,340	$5,071
Costs and expenses	$1,102	$1,152	$1,133	$1,084	$4,471
Income (loss) from continuing operations	$28	$79	$(5)	$206	$308
Net (income) loss from continuing operations attributable to noncontrolling interests	$2	$—	$—	$—	$2
Income (loss) from continuing operations attributable to Starwood’s common shareholders	$30	$79	$(5)	$206	$310
Discontinued operations	$—	$35	$(1)	$133	$167
Net income attributable to Starwood	$30	$114	$(6)	$339	$477
Earnings per share: (a)
Basic —
Income (loss) from continuing operations	$0.16	$0.44	$(0.03)	$1.13	$1.70
Discontinued operations	$—	$0.19	$0.00	$0.72	$0.91

Net income	$0.16	$0.63	$(0.03)	$1.85	$2.61
Diluted —
Income (loss) from continuing operations	$0.16	$0.42	$(0.03)	$1.08	$1.63
Discontinued operations	$—	$0.19	$0.00	$0.70	$0.88

Net income	$0.16	$0.61	$(0.03)	$1.78	$2.51

(a)	Amounts presented are attributable to Starwood’s common shareholders.

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions (Deductions)
	Balance January 1,	Charged to/reversed from Expenses	Charged to/from Other Accounts (a)	Payments/ Other	Balance December 31,
2011
Trade receivables — allowance for doubtful accounts	$32	$5	$(1)	$(7)	$29
Notes receivable — allowance for doubtful accounts	$202	$28	$—	$(55)	$175
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$29	$68	$(7)	$(1)	$89
2010
Trade receivables — allowance for doubtful accounts	$33	$15	$(3)	$(13)	$32
Notes receivable — allowance for doubtful accounts	$139	$36	$78	$(51)	$202
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$34	$(75)	$8	$62	$29
2009
Trade receivables — allowance for doubtful accounts	$31	$7	$5	$(10)	$33
Notes receivable — allowance for doubtful accounts	$135	$65	$(1)	$(60)	$139
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$41	$379	$(332)	$(54)	$34

(a)	Charged to/from other accounts:

Description of Charged to/from Other Accounts
2011
Accrued expenses	$(1)
Other liabilities	(7)

Total charged to/from other accounts	$(8)

2010
Accrued expenses	$(3)
Accrued salaries, wages and benefits	8
Impact of ASU No. 2009-17 (see Note 2)	78

Total charged to/from other accounts	$83

2009
Plant, property and equipment	$(178)
Goodwill	(90)
Inventory	(61)
Investments	(5)
Accounts receivable	2
Accrued expenses	4

Total charged to/from other accounts	$(328)

S-1