Form 10-Q
period 2012-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2012-04-27
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

197,646,669 shares of common stock, par value $0.01 per share, outstanding as of April 20, 2012.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 21, 2012. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2012.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$657	$454
Restricted cash	178	232
Accounts receivable, net of allowance for doubtful accounts of $49 and $46	565	569
Inventories	575	812
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $9 and $10	62	64
Prepaid expenses and other	149	125
Deferred income taxes	276	278

Total current assets	2,462	2,534
Investments	271	259
Plant, property and equipment, net	3,302	3,270
Goodwill and intangible assets, net	2,067	2,057
Deferred tax assets	626	639
Other assets	385	355
Securitized vacation ownership notes receivable, net	411	446

Total assets	$9,524	$9,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$552	$3
Accounts payable	116	144
Current maturities of long-term securitized vacation ownership debt	125	130
Accrued expenses	1,119	1,177
Accrued salaries, wages and benefits	307	375
Accrued taxes and other	131	163

Total current liabilities	2,350	1,992
Long-term debt	1,648	2,194
Long-term securitized vacation ownership debt	364	402
Deferred income taxes	47	46
Other liabilities	1,947	1,971

	6,356	6,605

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 197,162,892 and 195,913,400 shares at March 31, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	1,005	963
Accumulated other comprehensive loss	(309)	(348)
Retained earnings	2,465	2,337

Total Starwood stockholders’ equity	3,163	2,954
Noncontrolling interest	5	1

Total stockholders’ equity	3,168	2,955

Total liabilities and stockholders’ equity	$9,524	$9,560

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per Share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Owned, leased and consolidated joint venture hotels	$402	$410
Vacation ownership and residential sales and services	514	153
Management fees, franchise fees and other income	201	177
Other revenues from managed and franchised properties	598	555

	1,715	1,295
Costs and Expenses
Owned, leased and consolidated joint venture hotels	349	361
Vacation ownership and residential	393	111
Selling, general, administrative and other	96	80
Restructuring, goodwill impairment and other special charges (credits), net	(11)	—
Depreciation	57	60
Amortization	6	8
Other expenses from managed and franchised properties	598	555

	1,488	1,175
Operating income	227	120
Equity (losses) earnings and gains and losses from unconsolidated ventures, net	10	4
Interest expense, net of interest income of $0 and $1	(49)	(54)
Gain (loss) on asset dispositions and impairments, net	(7)	(33)

Income from continuing operations before taxes and noncontrolling interests	181	37
Income tax benefit (expense)	(52)	(10)

Income (loss) from continuing operations	129	27
Discontinued operations:
Gain (loss) on dispositions, net of tax (benefit) expense of $1 and $1	(1)	(1)

Net income	128	26
Net loss (income) attributable to noncontrolling interests	—	2

Net income attributable to Starwood	$128	$28

Earnings (Losses) Per Share – Basic
Continuing operations	$0.67	$0.16
Discontinued operations	—	(0.01)

Net income	$0.67	$0.15

Earnings (Losses) Per Share – Diluted
Continuing operations	$0.65	$0.15
Discontinued operations	—	(0.01)

Net income	$0.65	$0.14

Amounts attributable to Starwood’s Common Shareholders
Income (loss) from continuing operations	$129	$29
Discontinued operations	(1)	(1)

Net income	$128	$28

Weighted average number of shares	192	187

Weighted average number of shares assuming dilution	197	194

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$128	$26
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	39	55
Amortization of actuarial gains and losses in net period pension cost	1	—
Change in fair value of derivatives	(1)	(2)
Reclassification adjustments for losses (gains) included in net income	—	—

Total other comprehensive income (loss), net of taxes	39	53

Total comprehensive income	167	79
Comprehensive loss attributable to noncontrolling interests	—	—

Comprehensive income attributable to Starwood	$167	$79

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$128	$26
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	1	1
Depreciation and amortization	—	—
Depreciation and amortization	63	68
Amortization of deferred gains	(21)	(21)
Non-cash portion of restructuring and other special charges (credits), net	—	—
(Gain) loss on asset dispositions and impairments, net	7	33
Stock-based compensation expense	18	19
Excess stock-based compensation tax benefit	(55)	(12)
Distributions in excess (deficit) of equity earnings	(7)	(2)
Non-cash portion of income tax (benefit) expense	26	3
Other non-cash adjustments to net income	14	7
Decrease (increase) in restricted cash	18	(15)
Other changes in working capital	63	(112)
Securitized VOI notes receivable activity, net	37	29
Unsecuritized VOI notes receivable activity, net	(37)	(33)
Accrued and deferred income taxes and other	—	(2)

Cash (used for) from operating activities	255	(11)

Investing Activities
Purchases of plant, property and equipment	(72)	(61)
Proceeds from asset sales, net of transaction costs	11	—
(Issuance) collection of notes receivable, net	—	(1)
Proceeds from investments, net	—	2
Other, net	(3)	(9)

Cash (used for) from investing activities	(64)	(69)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	—	—
(Increase) decrease in restricted cash	35	—
Long-term debt repaid	(3)	(2)
Long-term securitized debt repaid	(43)	(35)
Long-term debt issued	4	—
Dividends paid	(3)	(2)
Proceeds from employee stock option exercises	17	43
Excess stock-based compensation tax benefit	55	12
Other, net	(52)	(27)

Cash (used for) from financing activities	10	(11)

Exchange rate effect on cash and cash equivalents	2	13

(Decrease) increase in cash and cash equivalents	203	(78)
Cash and cash equivalents — beginning of period	454	753

Cash and cash equivalents — end of period	$657	$675

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$23	$23

Income taxes, net of refunds	$29	$31

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Company” or “Starwood”). The Company is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of over 1,100 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

The consolidated financial statements include assets, liabilities, revenues and expenses of the Company and all of its controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

In accordance with the guidance for noncontrolling interests in Accounting Standards Codification (“ASC”) 810, Consolidation, references in this report to our earnings per share, net income, and shareholders’ equity attributable to Starwood’s common stockholders do not include amounts attributable to noncontrolling interests.

Note 2. Recently Issued Accounting Standards

Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This topic permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. This topic is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption allowed. The Company early adopted this topic during the fourth quarter of 2011 in conjunction with its annual impairment testing.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This topic clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012 and it did not have an effect on its consolidated financial statements.

Note 3. Earnings per Share

Basic and diluted earnings per share are calculated using income from continuing operations attributable to Starwood’s common stockholders (i.e. excluding amounts attributable to noncontrolling interests).

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per share data):

	Three Months Ended March 31,
	2012	2011
Income from continuing operations	$129	$29

Weighted average common shares for basic earnings per share	192	187
Effect of dilutive stock options and restricted stock awards	5	7

Weighted average common shares for diluted earnings per share	197	194

Basic earnings per share	$0.67	$0.16

Diluted earnings per share	$0.65	$0.15

Approximately 1,159,000 shares and 728,000 shares were excluded from the computation of diluted shares for the three months ended March 31, 2012 and 2011, respectively, as their impact would have been anti-dilutive.

Note 4. Asset Dispositions and Impairments

During the three months ended March 31, 2012, the Company sold one wholly-owned hotel for cash proceeds of approximately $11 million, net, and recognized a pre-tax loss of $7 million related to the sale. The hotel was sold subject to a long-term franchise agreement.

During the three months ended March 31, 2011, the Company recorded an impairment charge of $32 million to write off its noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan.

Note 5. Transfers of Financial Assets

The Company has variable interests in the entities associated with its five outstanding securitization transactions. As these securitizations consist of similar, homogenous loans they have been aggregated for disclosure purposes. The Company applied the variable interest model and determined it is the primary beneficiary of these Variable Interest Entities (“VIEs”). In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related VIEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the option, subject to certain limitations, to repurchase or replace VOI notes receivable that are in default, at their outstanding principal amounts. Such activity totaled $7 million and $8 million during the three months ended March 31, 2012 and 2011, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company holds the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, the Company holds both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished, to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. The Company’s interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 10). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $13 million and $11 million during the three months ended March 31, 2012 and 2011, respectively, and is classified in cash and cash equivalents.

Note 6. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to the Company’s vacation ownership loans consist of the following (in millions):

	March 31, 2012	December 31, 2011
Vacation ownership loans – securitized	$473	$510
Vacation ownership loans – unsecuritized	143	113

	616	623
Less: current portion
Vacation ownership loans – securitized	(62)	(64)
Vacation ownership loans – unsecuritized	(23)	(20)

	$531	$539

The current and long-term maturities of unsecuritized VOI notes receivable are included in accounts receivable and other assets, respectively, in the Company’s consolidated balance sheets.

The Company records interest income associated with VOI notes in its vacation ownership and residential sales and services line item in its consolidated statements of income. Interest income related to the Company’s VOI notes receivable was as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Vacation ownership loans – securitized	$18	$17
Vacation ownership loans – unsecuritized	4	5

	$22	$22

The following table presents future maturities of gross VOI notes receivable and interest rates (in millions):

	Securitized	Unsecuritized	Total
2012	$53	$29	$82
2013	74	16	90
2014	75	15	90
2015	75	17	92
Thereafter	269	125	394

Balance at March 31, 2012	$546	$202	$748

Weighted Average Interest Rates	12.84%	11.99%	12.57%

Range of interest rates	5 to 17%	6 to 17%	5 to 17%

For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes profit on a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loss reserves, the Company uses a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of its loan loss reserve requirements. As of March 31, 2012, the average estimated default rate for the Company’s pools of receivables was approximately 9.8%.

The activity and balances for the Company’s loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2010	$82	$79	$161
Provisions for loan losses	(2)	7	5
Write-Offs	—	(16)	(16)
Other	(8)	8	—

Balance at March 31, 2011	$72	$78	$150

Balance at December 31, 2011	$80	$56	$136
Provisions for loan losses	—	7	7
Write-Offs	—	(11)	(11)
Other	(7)	7	—

Balance at March 31, 2012	$73	$59	$132

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

The Company considers a VOI note receivable delinquent when it is more than 30 days outstanding. All delinquent loans are placed on nonaccrual status and the Company does not resume interest accrual until payment is made. Upon reaching 120 days outstanding, the loan is considered to be in default and the Company commences the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to the Company. The Company generally does not modify VOI notes that become delinquent or upon default.

Note 7. Fair Value

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$6	$—	$6
Interest rate swaps	—	11	—	11

	$—	$17	$—	$17
Liabilities:
Forward contracts	$—	$—	$—	$—

The forward contracts are over-the-counter contracts that do not trade on a public exchange. The fair values of the contracts are based on inputs such as foreign currency spot rates and forward points that are readily available on public markets, and as such, are classified as Level 2. The Company considered both its credit risk, as well as its counterparties’ credit risk, in determining fair value and no adjustment was made as the risk of default was deemed insignificant based on the short duration of the contracts and the Company’s rate of short-term debt.

The interest rate swaps are valued using an income approach. Expected future cash flows are converted to a present value amount based on market expectations of the yield curve on floating interest rates, which is readily available on public markets.

Note 8. Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	March 31, 2012	December 31, 2011
Senior Credit Facility:
Revolving Credit Facility, maturing 2013	$—	$—
Senior Notes, interest at 6.25%, maturing 2013	500	500
Senior Notes, interest at 7.875%, maturing 2014	498	497
Senior Notes, interest at 7.375%, maturing 2015	450	450
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	245	245
Mortgages and other, interest rates ranging from 1.00% to 9.00%, various maturities	107	105

	2,200	2,197
Less current maturities	(552)	(3)

Long-term debt	$1,648	$2,194

During the three months ended March 31, 2011, the Company entered into two interest rate swaps with a total notional amount of $100 million, which the Company pays floating and receives fixed interest rates.

Note 9. Restructuring, Goodwill Impairment and Other Special Charges (Credits), Net

As a result of a court ruling during the three months ended March 31, 2012, the Company recorded a favorable adjustment of $11 million to reverse a portion of its litigation reserve.

Restructuring, Goodwill Impairment and Other Special Charges (Credits) by operating segment is as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Hotel	$(11)	$—
Vacation Ownership & Residential	—	—

Total	$(11)	$—

The Company had remaining accruals of $79 million and $89 million as of March 31, 2012 and December 31, 2011, respectively, which are primarily recorded in accrued expenses.

Note 10. Securitized Vacation Ownership Debt

As discussed in Note 5, the Company’s VIEs associated with the securitization of its VOI notes receivable are consolidated in the Company’s financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	March 31, 2012	December 31, 2011
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2018	32	37
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	24	27
2009 securitization, interest rate at 5.81%, maturing 2016	85	92
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2020	177	190
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	171	186

	489	532
Less current maturities	(125)	(130)

Long-term securitized debt	$364	$402

Note 11. Other Liabilities

Other liabilities consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Deferred gains on asset sales	$918	$933
SPG point liability	713	724
Deferred revenue including VOI and residential sales	20	17
Benefit plan liabilities	71	74
Insurance reserves	48	47
Other	177	176

	$1,947	$1,971

The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of March 31, 2012 and December 31, 2011, the Company had total deferred gains of approximately $1 billion included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $21 million in each of the three month periods ended March 31, 2012 and 2011.

Note 12. Derivative Financial Instruments

The Company enters into forward currency contracts to manage its exposure to fluctuations in certain foreign currency exchange rates. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro forward contracts at March 31, 2012 are $29 million, with average exchange rates of 1.4, with terms of less than one year. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur.

The Company also enters into forward currency contracts to manage foreign currency exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in the Company’s consolidated statements of income in the interest expense line item during each reporting period. These forward contracts provide an economic hedge, as they largely offset foreign currency exposure on intercompany loans.

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At March 31, 2012, the Company had six interest rate swap agreements with an aggregate notional amount of $400 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2013 and 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

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

Fair Value of Derivative Instruments

(in millions)

	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$2	Prepaid and other current assets	$3
Interest rate swaps	Prepaid and other current assets	4	Prepaid and other current assets	—
	Other assets	7	Other assets	12

Total assets		$13		$15

	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$4	Prepaid and other current assets	$—

Total assets		$4		$—

Liability Derivatives
Forward contracts	Accrued expenses	$—	Accrued expenses	$—

Total liabilities		$—		$—

Consolidated Statements of Income and Comprehensive Income

for the Three Months Ended March 31, 2012 and 2011

(in millions)

Balance at December 31, 2011	$(3)
Mark-to-market loss (gain) on forward exchange contracts	1
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	—

Balance at March 31, 2012	$(2)

Balance at December 31, 2010	$—
Mark-to-market (gain) loss on forward exchange contracts	2
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	—

Balance at March 31, 2011	$2

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2012	2011
Foreign forward exchange contracts	Interest expense, net	$(1)	$—

Total loss included in income		$(1)	$—

Note 13. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012			2011
	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	0.2	2.4	0.2	0.2	2.4	0.2
Expected return on plan assets	—	(3.0)	—	—	(2.9)	—
Amortization of actuarial loss	—	0.5	—	—	0.3	—

Net period benefit cost	$0.2	$(0.1)	$0.2	$0.2	$(0.2)	$0.2

During the three months ended March 31, 2012, the Company contributed approximately $2 million to its pension and postretirement benefit plans. For the remainder of 2012, the Company expects to contribute approximately $9 million to its pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.

Note 14. Income Taxes

The total amount of unrecognized tax benefits as of March 31, 2012, was $157 million, of which $47 million would affect the Company’s effective tax rate if recognized. It is reasonably possible that approximately $60 million of the Company’s unrecognized tax benefits as of March 31, 2012 will reverse within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2012, the Company had $80 million accrued for the payment of interest and no accrued penalties.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of March 31, 2012, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 15. Stockholders’ Equity

The following table represents changes in stockholders’ equity that are attributable to Starwood’s stockholders and non-controlling interests (in millions):

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2011	$2,955	$2	$963	$(348)	$2,337	$1
Net income (loss)	128	—	—	—	128	—
Equity compensation activity and other	46	—	42	—	—	4
Other comprehensive income (loss)	39	—	—	39	—	—

Balance at March 31, 2012	$3,168	$2	$1,005	$(309)	$2,465	$5

Share Issuances and Repurchases. During the three months ended March 31, 2012, the Company issued approximately 744,000 Company common shares as a result of stock option exercises. During the three months ended March 31, 2012, the Company did not repurchase any common shares and $250 million remained available under the share repurchase authorization previously approved by the Company’s Board of Directors.

Note 16. Stock-Based Compensation

In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the first quarter of 2012, the Company completed its annual grant of stock options, restricted stock and restricted stock units to executive officers, members of the Board of Directors and certain employees. The Company granted approximately 371,000 stock options that had a weighted average grant date fair value of $18.62 per option. The weighted average exercise price of these options was $55.06. In addition, the Company granted approximately 1,345,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $54.98 per share or unit.

The Company recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $18 million and $19 million, in the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was approximately $113 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized over a weighted-average period of 1.89 years on a straight-line basis.

Note 17. Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

		March 31, 2012		December 31, 2011
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$3	$3	$2	$2
VOI notes receivable	3	120	143	93	109
Securitized vacation ownership notes receivable	3	411	508	446	551
Other notes receivable	3	23	23	26	26

Total financial assets		$557	$677	$567	$688

Liabilities:
Long-term debt	1	$1,648	$1,919	$2,194	$2,442
Long-term securitized debt	3	364	380	402	412

Total financial liabilities		$2,012	$2,299	$2,596	$2,854

Off-Balance sheet:
Letters of credit	2	$—	124	$—	$171
Surety bonds	2	—	21	—	21

Total Off-Balance sheet		$—	$145	$—	$192

As previously discussed, on January 1, 2012, the Company adopted ASU No. 2011-04. As a result, the Company has disclosed on a prospective basis the financial hierarchy that prioritizes inputs to valuation techniques as described in ASC No. 820, Fair Value Measurements and Disclosures.

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value. The Company records its derivative assets and liabilities at fair value. See Note 7 for recorded amounts and the method and assumption used to estimate fair value.

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

Note 18. Business Segment Information

The Company has two operating segments: hotels and vacation ownership and residential sales. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W®, Le Méridien®, Aloft®, Element®, and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential sales segment includes the acquisition, development and operation of vacation ownership resorts, marketing and selling VOIs, and providing financing to customers who purchase such interests.

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains and losses on the sale of real estate, restructuring and other special (charges) credits, and income taxes. The Company does not allocate these items to its segments.

The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended March 31,
	2012	2011
Revenues:
Hotel	$1,160	$1,103
Vacation ownership and residential	555	192

Total	$1,715	$1,295

Operating income:
Hotel	$142	$122
Vacation ownership and residential	116	35

Total segment operating income	258	157
Selling, general, administrative and other	(42)	(37)
Restructuring and other special charges (credits), net	11	—

Operating income	227	120
Equity earnings (losses) and gains and (losses) from unconsolidated ventures, net:
Hotel	9	4
Vacation ownership and residential	1	—
Interest expense, net	(49)	(54)
Gain (loss) on asset dispositions and impairments, net	(7)	(33)

Income from continuing operations before taxes and noncontrolling interests	$181	$37

Capital expenditures:
Hotel	$53	$42
Vacation ownership and residential(a)	9	29
Corporate	18	18

Total(b)	$80	$89

	March 31, 2012	December 31, 2011
Assets:
Hotel(c)	$6,493	$6,162
Vacation ownership and residential(d)	1,848	2,207
Corporate	1,183	1,191

Total	$9,524	$9,560

(a)	Represents gross inventory and other capital expenditures of $30 million less VOI costs of sales of $21 million.
(b)	Includes $72 million and $61 million of property, plant, and equipment expenditures for the three months ended March 31, 2012 and 2011, respectively. Additional expenditures included in the amounts above consist of vacation ownership inventory and investments in management contracts and hotel joint ventures.
(c)	Includes $241 million and $229 million of investments in unconsolidated joint ventures at March 31, 2012 and December 31, 2011, respectively.
(d)	Includes $30 million of investments in unconsolidated joint ventures at March 31, 2012 and December 31, 2011.

Note 19. Commitments and Contingencies

Variable Interest Entities. The Company has evaluated hotels in which it has a variable interest, generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by primarily considering the qualitative factors. Qualitative factors include evaluating if the Company has the power to control the VIE and has the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. The Company has determined it is not the primary beneficiary of these VIEs and therefore these entities are not consolidated in the Company’s financial statements. See Note 5 for the VIEs in which the Company is deemed the primary beneficiary and has consolidated the entities.

The 18 VIEs associated with the Company’s variable interests represent entities that own hotels for which the Company has entered into management or franchise agreements with the hotel owners. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.

At March 31, 2012, the Company had approximately $82 million of investments and a loan balance of $9 million associated with 16 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.

Additionally, the Company has approximately $5 million of investments and certain performance guarantees associated with two VIEs. The performance guarantees have possible cash outlays of up to $63 million, $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.

At December 31, 2011, the Company had approximately $83 million of investments and a loan balance of $9 million associated with 16 VIEs. Additionally, the Company had approximately $5 million of investments and certain performance guarantees associated with two VIEs.

Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of, or partners in, hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $12 million at March 31, 2012. The Company evaluates these loans for impairment, and at March 31, 2012, believes the net carrying value of these loans is collectible. Unfunded loan commitments aggregating $19 million were outstanding at March 31, 2012, none of which is expected to be funded in the next twelve months or in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $96 million of equity and other potential contributions associated with managed or joint venture properties, $55 million of which is expected to be funded in the next twelve months.

Surety bonds issued on behalf of the Company as of March 31, 2012 totaled $21 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under its performance guarantees in 2012.

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

Litigation. The Company is involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does not believe that the resolution of these legal matters will have a material adverse effect on its consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

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

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise revenues; (3)vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

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

•

Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton®, Westin®, Four Points® by Sheraton, Le Méridien®, St. Regis®, W®, Luxury Collection®, Aloft® and Element® brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•

Vacation Ownership Interests and Residential Units — We recognize revenue from Vacation Ownership Interests (“VOIs”) sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer’s demonstration of a sufficient level of initial and continuing involvement. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectability of the fees is reasonably assured. Residential sales revenue on whole ownership units is generally recorded using the completed contract method, whereby revenue is recognized only when a sales contract is completed or substantially completed. During the performance period, costs and deposits are recorded on the balance sheet.

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

We charge our owned, managed and franchised hotels the cost of operating the SPG program, including the estimated cost of our future redemption obligation, based on a percentage of our SPG members’ qualified expenditures. The Company’s management and franchise agreements require that we be reimbursed for the costs of operating the SPG program, including marketing, promotions and communications and performing member services for the SPG members. As points are earned, the Company increases the SPG point liability for the amount of cash it receives from its managed and franchised hotels related to the future redemption obligation. For our owned hotels, we record an expense for the amount of our future redemption obligation with the offset to the SPG point liability. When points are redeemed by the SPG members, the hotels recognize revenue and the SPG point liability is reduced.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of March 31, 2012 and December 31, 2011 is $841 million and $844 million, respectively, of which $250 million and $251 million, respectively, is included in accrued expenses.

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

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of March 31, 2012, the average estimated default rate for our pools of receivables was approximately 9.8%.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three months ended March 31, 2012 and 2011.

The difficult business conditions that plagued the global lodging industry in 2008 and 2009 began to stabilize in 2010. The lodging recovery continued through 2011 as occupancies approached prior peak levels, average daily rate increased, and new hotel supply in the western economies fell well below historic rates of growth. Although, we acknowledge that known and unknown challenges could slow or derail the lodging recovery, and that uncertainty in Europe and the Middle East persist, we remain optimistic that the recovery will continue to progress.

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

At March 31, 2012, we had approximately 365 hotels in the active pipeline representing approximately 95,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 72% are in the upper upscale and luxury segments and 87% are outside of North America. During the first quarter of 2012, we signed 32 hotel management and franchise contracts representing approximately 9,000 rooms of which 22 are new builds and 10 are conversions from another brand and opened 18 new hotels and resorts representing approximately 4,500 rooms. During the first quarter of 2012, five hotels left the system, representing approximately 1,000 rooms.

An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period change in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign currency exchange rates.

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

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2012 (with comparable data for 2011):

Top Five Metropolitan Areas in the United States as a % of Total Owned Revenues for the Three Months Ended March 31, 2012 with Comparable Data for the Same Period in 2011 (1)
Metropolitan Area	2012 Revenues	2011 Revenues
New York, NY	10.1%	10.1%
Phoenix, AZ	8.5%	7.6%
Hawaii	7.5%	6.3%
San Francisco, CA	4.7%	4.3%
Atlanta, GA	3.8%	4.8%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2012 (with comparable data for 2011):

Top Five International Markets as a % of Total Owned Revenues for the Three Months Ended March 31, 2012 with Comparable Data for the Same Period in 2011 (1)
International Market	2012 Revenues	2011 Revenues
Canada	10.8%	10.6%
Mexico	5.3%	4.9%
Australia	5.3%	5.1%
Italy	4.8%	5.0%
United Kingdom	3.9%	2.9%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following table summarizes REVPAR, Average Daily Rate (“ADR”) and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 and 2011 represent results for 48 owned, leased and consolidated joint venture hotels (excluding five hotels sold and 11 hotels undergoing significant repositionings or without comparable results in 2012 and 2011).

	Three Months Ended March 31,		Variance
	2012	2011
Worldwide (48 hotels with approximately 19,000 rooms)
REVPAR (1)	$148.15	$141.43	4.8%
ADR	$213.39	$206.77	3.2%
Occupancy	69.4%	68.4%	1.0

North America (24 hotels with approximately 11,000 rooms)
REVPAR (1)	$156.95	$150.89	4.0%
ADR	$218.38	$210.32	3.8%
Occupancy	71.9%	71.7%	0.2

International (24 hotels with approximately 8,000 rooms)
REVPAR (1)	$136.80	$129.30	5.8%
ADR	$206.41	$201.67	2.4%
Occupancy	66.3%	64.1%	2.2

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended March 31, 2012 and 2011. Same-Store Systemwide Hotels represent results for same store owned, leased, managed and franchised hotels.

	Three Months Ended March 31,		Variance
	2012	2011
Worldwide
REVPAR (1)	$110.02	$104.00	5.8%
ADR	$168.60	$165.81	1.7%
Occupancy	65.3%	62.7%	2.6

North America
REVPAR (1)	$109.08	$101.84	7.1%
ADR	$160.74	$156.54	2.7%
Occupancy	67.9%	65.1%	2.8

International
REVPAR (1)	$111.28	$106.89	4.1%
ADR	$180.16	$179.43	0.4%
Occupancy	61.8%	59.6%	2.2

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Continuing Operations

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$402	$410	$(8)	(2.0)%
Management Fees, Franchise Fees and Other Income	201	177	24	13.6%
Vacation Ownership and Residential	514	153	361	n/m
Other Revenues from Managed and Franchised Properties	598	555	43	7.7%

Total Revenues	$1,715	$1,295	$420	32.4%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from five owned hotels that were sold or closed in 2011 and 2012. These sold or closed hotels had revenues of $2 million in the three months ended March 31, 2012 compared to $31 million for the corresponding period in 2011. The decreases were partially offset by improved REVPAR at our existing owned, leased and consolidated joint venture hotels. Revenues at our Same-Store Owned Hotels (48 hotels for the three months ended March 31, 2012 and 2011, excluding the five hotels sold and 11 additional hotels undergoing significant repositionings or without comparable results in 2012 and 2011) increased 4.3%, or $15 million, to $352 million for the three months ended March 31, 2012 when compared to $337 million in the corresponding period of 2011 due primarily to an increase in REVPAR.

REVPAR at our worldwide Same-Store Owned Hotels increased 4.8% to $148.15 for the three months ended March 31, 2012 when compared to the corresponding period in 2011. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 69.4% in the three months ended March 31, 2012 when compared to 68.4% in the corresponding period in 2011 as well as a 3.2% increase in ADR to $213.39 for the three months ended March 31, 2012 compared to $206.77 for the corresponding period in 2011. REVPAR at Same-Store Owned Hotels in North America increased 4.0% for the three months ended March 31, 2012 when compared to the corresponding period of 2011. REVPAR growth was particularly strong at our owned hotels in San Francisco, California, Maui, Hawaii and Scottsdale, Arizona. REVPAR at our international Same-Store Owned Hotels increased by 5.8% for the three months ended March 31, 2012 when compared to the corresponding period of 2011. REVPAR for Same-Store Owned Hotels internationally increased 6.2% excluding the unfavorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income was primarily a result of a $24 million increase in management and franchise revenues to $196 million for the three months ended March 31, 2012 compared to $172 million for the corresponding period in 2011. Management fees increased 18.6% to $115 million and franchise fees increased 4.7% to $45 million. These increases were primarily due to growth in REVPAR at existing hotels under management as well as the net addition of 53 managed and franchised hotels to our system since the three months ended March 31, 2011.

Total vacation ownership and residential services revenue increased $361 million to $514 million for the three months ended March 31, 2012, when compared to the corresponding period in 2011, primarily due to the recognition of residential sales at Bal Harbour. In late 2011, we started contract closings for the St. Regis Bal Harbour and, during the three months ended March 31, 2012, realized revenues of $356 million. During the three months ended March 31, 2012, we closed sales of 102 units and realized cash proceeds of $263 million associated with these units. The majority of the units that closed in the three months ended March 31, 2012 had been sold during the construction of the project. From project inception through March 31, 2012, we have closed contracts and recognized revenue on approximately 45% of the total residential units.

Vacation ownership revenues for the three months ended March 31, 2012 increased 3.4% to $152 million compared to the corresponding period in 2011. Originated contract sales of VOI inventory increased 1.2% in the three months ended March 31, 2012 when compared to the corresponding period in 2011, primarily due to increased tour flow from new buyers and improved sales and marketing performance. The number of contracts signed increased 3.6% when compared to 2011 and the average contract amount per vacation ownership unit sold decreased 2.4% to approximately $16,000 driven by inventory mix.

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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$96	$80	$16	20.0%

Selling, general, administrative and other expenses increased to $96 million compared to $80 million in 2011. The increase was primarily due to non-recurring professional expenses and favorable reserve adjustments recorded in the prior year. We continue to target a 4% to 5% increase for the full year.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring, Goodwill Impairments and Other Special Charges (Credits), Net	$(11)	$—	$(11)	n/m

As a result of a court ruling, during the three months ended March 31, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of our litigation reserve.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$63	$68	$(5)	(7.4)%

The decrease in depreciation expense for the three months ended March 31, 2012, when compared to the same period of 2011, was primarily due to reduced depreciation expense from sold hotels partially offset by additional depreciation related to capital expenditures made in the last twelve months.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$227	$120	$107	89.2%

The increase in operating income for the three months ended March 31, 2012, when compared to the corresponding period of 2011, was primarily due to the increase in vacation ownership and residential operating income of $81 million and a favorable adjustment of a litigation reserve resulting in a benefit of $11 million. Additionially, increased REVPAR results favorably impacted our management fees and franchise fees. These favorable results were partially offset by higher selling, general, administrative and other expenses.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$10	$4	$6	n/m

The increase in equity earnings (losses) and gains and (losses) from unconsolidated joint ventures for the three months ended March 31, 2012 when compared to the same period of 2011was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$49	$54	$(5)	(9.3)%

Net interest expense decreased $5 million for the three months ended March 31, 2012 when compared to the same period of 2011, primarily due to a lower average debt balance and lower average interest rates. Our weighted average interest rate was 6.65% at March 31, 2012 compared to 6.80% at March 31, 2011. The lower average balance and decrease in rates is primarily due to the prepayment of approximately $605 million of 7.875% Senior Notes in December of 2011.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(7)	$(33)	$26	78.8%

During the three months ended March 31, 2012, we recorded a loss of $7 million related to the sale of an owned hotel, which was sold subject to a long-term franchise agreement.

During the three months ended March 31, 2011, we recorded an impairment charge of $32 million to fully impair our noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$52	$10	$42	n/m

The increase in income tax for the three months ended March 31, 2012, compared to the same period in 2011, was primarily related to approximately $36 million from higher pretax income and a higher effective tax rate. The higher effective tax rate related to the change in the pretax income mix across jurisdictions with disparate tax rates. Additionally, an increase of approximately $12 million was primarily related to adjustments to uncertain tax positions and deferred taxes partially offset by a $6 million benefit on asset sales that closed during the three months ended March 31, 2012.

Discontinued Operations, Net of Tax

During the three months ended March 31, 2012 and March 31, 2011, respectively, we recorded a loss of $1 million in discontinued operations for accrued interest related to an uncertain tax position.

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

Cash Used for Investing Activities

Gross capital spending during the three months ended March 31, 2012 was as follows (in millions):

Maintenance Capital Expenditures(1):
Owned, leased and consolidated joint venture hotels	$11
Corporate and information technology	18

Subtotal	29

VOI and Residential Capital Expenditures:
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)(2)	$(11)
Capital expenditures for inventory — St. Regis Bal Harbour	12

Subtotal	1

Development Capital	50

Total Capital Expenditures	$80

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $10 million less cost of sales of $21 million.

In late 2011, we received the certificate of occupancy for our residential project in Bal Harbour. During the three months ended March 31, 2012, we closed sales of 102 units and realized cash proceeds of $263 million.

Gross capital spending during the three months ended March 31, 2012 included approximately $29 million of maintenance capital and $50 million of development capital. Investment spending on gross VOI and residential inventory was $22 million, primarily in Bal Harbour and Orlando, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2012 (excluding vacation ownership and residential inventory) will be approximately $169 million for maintenance, renovations, and technology capital. In addition, for the full year 2012, we currently expect to spend approximately $364 million for investment projects, various joint ventures and other investments.

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

Since 2006 and through March 31, 2012, we have sold 66 hotels realizing proceeds of approximately $5.6 billion in numerous transactions.

There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of March 31, 2012:

	Amount Outstanding at March 31, 2012(a)	Weighted Average Interest Rate at March 31, 2012		Weighted Average Remaining Term
	(in millions)			(In years)
Floating Rate Debt
Revolving Credit Facilities	$—	—		1.6
Mortgages and Other	43	5.15%		4.8
Interest Rate Swaps	400	4.67%

Total/Average	$443	4.71	%(b)	4.8

Fixed Rate Debt
Senior Notes	$2,093	7.08%		3.7
Mortgages and Other	64	7.46%		11.3
Interest Rate Swaps	(400)	6.86%

Total/Average	$1,757	7.14%		3.9

Total Debt
Total Debt and Weighted Average Terms	$2,200	6.65%		3.9

(a)	Excludes approximately $413 million of our share of unconsolidated joint venture debt, all of which is non-recourse.
(b)	Includes commitment fees on undrawn revolver.

We have evaluated the commitments of each of the lenders in our Revolving Credit Facility (the “Facility”). In addition, we have reviewed our debt covenants and do not anticipate any issues regarding the availability of funds under the Facility.

Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Gross Unsecuritized Debt	$2,200	$2,197
less: cash (including restricted cash of $160 million in 2012 and $212 million in 2011)	(817)	(666)

Net Unsecuritized Debt	$1,383	$1,531

Gross Securitized Debt (non-recourse)	$489	$532
less: cash restricted for securitized debt repayments (not included above)	(21)	(22)

Net Securitized Debt	$468	$510

Total Net Debt	$1,851	$2,041

Our Facility is used to fund general corporate cash needs. As of March 31, 2012, we have availability of over $1.5 billion under the Facility. The Facility allows for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 2.25% plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage and coverage covenants.

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities (including $500 million of current maturities of Senior Notes due in February 2013), dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $206 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we would be subject to U.S. income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following commercial commitments outstanding as of March 31, 2012 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$124	$121	$—	$—	$3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We enter into forward contracts to manage foreign exchange risk in forecasted transactions based in foreign currencies and to manage foreign currency exchange risk on intercompany loans that are not deemed permanently invested We also enter into interest rate swap agreements to hedge interest rate risk (see Note 13).

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

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated results of operations, financial position or cash flow.

Item 1A.	Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2012, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer (1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer (1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer (1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer (1)
Exhibit 101	The following materials from Starwood Hotel & Resorts Worldwide, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Equity, (v) the Condensed Consolidated Statement of Comprehensive Income, and (vi) notes to the condensed consolidated financial statements

(1)	Filed herewith.

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

Date: April 27, 2012