Form 10-Q
period 2012-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2012-07-26
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

196,469,854 shares of common stock, par value $0.01 per share, outstanding as of July 20, 2012.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 21, 2012. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2012.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$270	$454
Restricted cash	155	232
Accounts receivable, net of allowance for doubtful accounts of $48 and $46	597	569
Inventories	461	812
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $9 and $10	60	64
Prepaid expenses and other	158	125
Deferred income taxes	279	278

Total current assets	1,980	2,534
Investments	267	259
Plant, property and equipment, net	3,187	3,175
Assets held for sale, net	117	127
Goodwill and intangible assets, net	2,027	2,025
Deferred tax assets	613	639
Other assets	417	355
Securitized vacation ownership notes receivable, net	381	446

Total assets	$8,989	$9,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$—	$3
Accounts payable	104	144
Current maturities of long-term securitized vacation ownership debt	117	130
Accrued expenses	1,117	1,177
Accrued salaries, wages and benefits	336	375
Accrued taxes and other	149	163

Total current liabilities	1,823	1,992
Long-term debt	1,652	2,194
Long-term securitized vacation ownership debt	332	402
Deferred income taxes	45	46
Other liabilities	1,902	1,971

	5,754	6,605

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 197,267,943 and 195,913,400 shares at June 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	999	963
Accumulated other comprehensive loss	(358)	(348)
Retained earnings	2,587	2,337

Total Starwood stockholders’ equity	3,230	2,954
Noncontrolling interest	5	1

Total stockholders’ equity	3,235	2,955

Total liabilities and stockholders’ equity	$8,989	$9,560

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Owned, leased and consolidated joint venture hotels	$453	$478	$855	$888
Vacation ownership and residential sales and services	316	146	830	299
Management fees, franchise fees and other income	222	201	423	378
Other revenues from managed and franchised properties	627	601	1,225	1,156

	1,618	1,426	3,333	2,721
Costs and Expenses
Owned, leased and consolidated joint venture hotels	360	381	709	742
Vacation ownership and residential	241	112	634	223
Selling, general, administrative and other	86	88	182	168
Restructuring, goodwill impairment and other special charges (credits), net	—	—	(11)	—
Depreciation	56	60	113	120
Amortization	6	7	12	15
Other expenses from managed and franchised properties	627	601	1,225	1,156

	1,376	1,249	2,864	2,424
Operating income	242	177	469	297
Equity (losses) earnings and gains and losses from unconsolidated ventures, net	5	7	15	11
Interest expense, net of interest income of $1, $0, $1, and $1	(61)	(52)	(110)	(106)
Gain (loss) on asset dispositions and impairments, net	(1)	2	(8)	(31)

Income from continuing operations before taxes and noncontrolling interests	185	134	366	171
Income tax benefit (expense)	(56)	16	(108)	6

Income (loss) from continuing operations	129	150	258	177
Discontinued operations:
Gain (loss) on dispositions, net of tax (benefit) expense of $(2), $1, $(1) and $2	(7)	(19)	(8)	(20)

Net income	122	131	250	157
Net loss (income) attributable to noncontrolling interests	—	—	—	2

Net income attributable to Starwood	$122	$131	$250	$159

Earnings (Losses) Per Share – Basic
Continuing operations	$0.67	$0.79	$1.34	$0.95
Discontinued operations	(0.04)	(0.10)	(0.04)	(0.11)

Net income	$0.63	$0.69	$1.30	$0.84

Earnings (Losses) Per Share – Diluted
Continuing operations	$0.66	$0.77	$1.31	$0.92
Discontinued operations	(0.04)	(0.09)	(0.04)	(0.10)

Net income	$0.62	$0.68	$1.27	$0.82

Amounts attributable to Starwood’s Common Shareholders
Income (loss) from continuing operations	$129	$150	$258	$179
Discontinued operations	(7)	(19)	(8)	(20)

Net income	$122	$131	$250	$159

Weighted average number of shares	195	189	193	188

Weighted average number of shares assuming dilution	198	195	197	195

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$122	$131	$250	$157
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(49)	24	(10)	79
Amortization of actuarial gains and losses in net period pension cost	—	1	1	1
Change in fair value of derivatives	1	(1)	—	(3)
Reclassification adjustments for losses (gains) included in net income	(1)	1	(1)	1

Total other comprehensive income (loss), net of taxes	(49)	25	(10)	78

Total comprehensive income	73	156	240	235
Comprehensive loss attributable to noncontrolling interests	—	—	—	2
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	(2)

Comprehensive income attributable to Starwood	$73	$156	$240	$235

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$250	$157
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	8	20
Depreciation and amortization	125	135
Amortization of deferred gains	(43)	(42)
(Gain) loss on asset dispositions and impairments, net	8	31
Stock-based compensation expense	34	37
Excess stock-based compensation tax benefit	(68)	(18)
Distributions in excess (deficit) of equity earnings	(8)	(3)
Non-cash portion of income tax (benefit) expense	32	4
Other non-cash adjustments to net income	22	19
Decrease (increase) in restricted cash	7	(16)
Other changes in working capital	165	(109)
Securitized VOI notes receivable activity, net	69	57
Unsecuritized VOI notes receivable activity, net	(67)	(66)
Accrued and deferred income taxes and other	12	(84)

Cash (used for) from operating activities	546	122

Investing Activities
Purchases of plant, property and equipment	(150)	(141)
Proceeds from asset sales, net of transaction costs	31	291
(Issuance) collection of notes receivable, net	2	—
Acquisitions, net of acquired cash	(1)	—
Distributions (contributions) from (to) investments, net	1	2
Other, net	(11)	(13)

Cash (used for) from investing activities	(128)	139

Financing Activities
(Increase) decrease in restricted cash	49	—
Long-term debt repaid	(565)	(4)
Long-term securitized debt repaid	(83)	(72)
Long-term debt issued	9	—
Dividends paid	(4)	(3)
Proceeds from employee stock option exercises	39	55
Excess stock-based compensation tax benefit	68	18
Share repurchases	(61)	—
Other, net	(56)	(29)

Cash (used for) from financing activities	(604)	(35)

Exchange rate effect on cash and cash equivalents	2	20

(Decrease) increase in cash and cash equivalents	(184)	246
Cash and cash equivalents — beginning of period	454	753

Cash and cash equivalents — end of period	$270	$999

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$89	$103

Income taxes, net of refunds	$52	$67

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Company” or “Starwood”). The Company is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of over 1,100 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling of vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per share data):

	Three Months Ended June 30,
	2012	2011
Income from continuing operations	$129	$150

Weighted average common shares for basic earnings per share	195	189
Effect of dilutive stock options and restricted stock awards	3	6

Weighted average common shares for diluted earnings per share	198	195

Basic earnings per share	$0.67	$0.79

Diluted earnings per share	$0.66	$0.77

	Six Months Ended June 30,
	2012	2011
Income from continuing operations	$258	$179

Weighted average common shares for basic earnings per share	193	188
Effect of dilutive stock options and restricted stock awards	4	7

Weighted average common shares for diluted earnings per share	197	195

Basic earnings per share	$1.34	$0.95

Diluted earnings per share	$1.31	$0.92

Approximately 1,493,356 shares and 1,103,000 shares for the three months ended June 30, 2012 and 2011, respectively, and 1,305,513 and 875,000 shares for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

Note 4. Asset Dispositions and Impairments

During the three months ended March 31, 2012, the Company sold one wholly-owned hotel for cash proceeds of approximately $11 million, net, and recognized a pre-tax loss of $7 million related to the sale. The hotel was sold subject to a long-term franchise agreement.

During the three months ended June 30, 2011, the Company sold two wholly-owned hotels, subject to long-term management agreements, for cash proceeds of approximately $237 million. The Company also sold its interest in a consolidated joint venture for cash proceeds of approximately $44 million, with the buyer assuming $57 million of the Company’s debt. The Company recognized an after-tax loss in discontinued operations of approximately $18 million as a result of the sale. Additionally, the Company sold non-core assets for approximately $2 million and recorded a gain of approximately $2 million.

During the three months ended March 31, 2011, the Company recorded an impairment charge of $32 million to write-off its noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan.

Note 5. Assets Held for Sale

During the three months ended June 30, 2012, the Company entered into purchase and sale agreements for the sales of certain wholly-owned hotels. The Company received a non-refundable deposit during the second quarter, and the hotels and estimated goodwill to be allocated to these assets have been reclassified as assets held for sale as of June 30, 2012 and December 31, 2011. These hotels are expected to be sold unencumbered by management or franchise agreements. In connection with the anticipated sales, the Company recognized an impairment charge of $5 million (net of tax) recorded in discontinued operations (see Note 14), primarily related to the write-down to fair market value of the properties based on the current market prices. The sales are expected to be completed in the second half of 2012.

Note 6. Transfers of Financial Assets

The Company has variable interests in the entities associated with its five outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. The Company applied the variable interest model and determined it is the primary beneficiary of these Variable Interest Entities (“VIEs”). In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related VIEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the option, subject to certain limitations, to repurchase or replace VOI notes receivable that are in default, at their outstanding principal amounts. Such activity totaled $8 million and $15 million during the three months and six months ended June 30, 2012, respectively, compared to $9 million and $17 million during the three and six months ended June 30, 2011. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company holds the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, the Company holds both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished, to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. The Company’s interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 11). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $12 million and $25 million during the three and six months ended June 30, 2012, respectively, compared to $10 million and $21 million during the three and six months ended June 30, 2011, respectively, and is classified in cash and cash equivalents.

Note 7. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to the Company’s vacation ownership loans consist of the following (in millions):

	June 30, 2012	December 31, 2011
Vacation ownership loans – securitized	$441	$510
Vacation ownership loans – unsecuritized	168	113

	609	623
Less: current portion
Vacation ownership loans – securitized	(60)	(64)
Vacation ownership loans – unsecuritized	(23)	(20)

	$526	$539

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

The Company records interest income associated with VOI notes in its vacation ownership and residential sales and services line item in its consolidated statements of income. Interest income related to the Company’s VOI notes receivable was as follows (in millions):

	Three Months Ended June 30,
	2012	2011
Vacation ownership loans – securitized	$16	$15
Vacation ownership loans – unsecuritized	4	6

	$20	$21

	Six Months Ended June 30,
	2012	2011
Vacation ownership loans – securitized	$34	$32
Vacation ownership loans – unsecuritized	8	11

	$42	$43

The following table presents future maturities of gross VOI notes receivable and interest rates (in millions):

	Securitized	Unsecuritized	Total
2012	$34	$20	$54
2013	71	19	90
2014	72	17	89
2015	71	20	91
Thereafter	259	155	414

Balance at June 30, 2012	$507	$231	$738

Weighted Average Interest Rates	12.84%	12.49%	12.72%

Range of interest rates	5 to 17%	6 to 17%	5 to 17%

For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes profit on a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loss reserves, the Company uses a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of its loan loss reserve requirements. As of June 30, 2012, the average estimated default rate for the Company’s pools of receivables was approximately 9.8%.

The activity and balances for the Company’s loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at March 31, 2012	$73	$59	$132
Provisions for loan losses	—	5	5
Write-offs	—	(8)	(8)
Other	(7)	7	—

Balance at June 30, 2012	$66	$63	$129

Balance at December 31, 2011	$80	$56	$136
Provisions for loan losses	—	12	12
Write-offs	—	(19)	(19)
Other	(14)	14	—

Balance at June 30, 2012	$66	$63	$129

Balance at March 31, 2011	$72	$78	$150
Provisions for loan losses	4	6	10
Write-offs	—	(12)	(12)
Other	(8)	8	—

Balance at June 30, 2011	$68	$80	$148

Balance at December 31, 2010	$82	$79	$161
Provisions for loan losses	2	13	15
Write-offs	—	(28)	(28)
Other	(16)	16	—

Balance at June 30, 2011	$68	$80	$148

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

The Company considers a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $59 million and $62 million as of June 30, 2012 and December 31, 2011, respectively. All delinquent loans are placed on nonaccrual status and the Company does not resume interest accrual until payment is made. Upon reaching 120 days outstanding, the loan is considered to be in default and the Company commences the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to the Company. The Company generally does not modify VOI notes that become delinquent or upon default.

Note 8. Fair Value

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$2	$—	$2
Interest rate swaps	—	6	—	6

	$—	$8	$—	$8
Liabilities:
Forward contracts	$—	$2	$—	$2

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

Note 9. Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	June 30, 2012	December 31, 2011
Senior Credit Facility:
Revolving Credit Facility, maturing 2013	$—	$—
Senior Notes, interest at 6.25%, maturing 2013	—	500
Senior Notes, interest at 7.875%, maturing 2014	499	497
Senior Notes, interest at 7.375%, maturing 2015	450	450
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	245	245
Mortgages and other, interest rates ranging from 1.00% to 9.00%, various maturities	58	105

	1,652	2,197
Less current maturities	—	(3)

Long-term debt	$1,652	$2,194

During the three months ended June 30, 2012, the Company redeemed all of its outstanding 6.25% Senior Notes due 2013, which had a principal amount of approximately $495 million. In connection with this transaction, the Company terminated three interest rate swaps, which had notional amounts totaling $250 million (see Note 13). As a result of the early redemption of the 6.25% Senior Notes, the Company recorded a net charge of approximately $15 million in interest expense, representing the tender premiums, swap settlements and other related redemption costs. Also during the three months ended June 30, 2012, the Company prepaid $52 million of third party debt previously secured by one owned hotel.

Note 10. Restructuring, Goodwill Impairment and Other Special Charges (Credits), Net

As a result of a court ruling during the three months ended March 31, 2012, the Company recorded a favorable adjustment of $11 million to reverse a portion of its litigation reserve attributable to its hotel segment.

The Company had remaining accruals of $78 million and $89 million as of June 30, 2012 and December 31, 2011, respectively, which are primarily recorded in accrued expenses.

Note 11. Securitized Vacation Ownership Debt

As discussed in Note 6, the Company’s VIEs associated with the securitization of its VOI notes receivable are consolidated in the Company’s financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	June 30, 2012	December 31, 2011
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2018	$29	$37
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	22	27
2009 securitization, interest rate at 5.81%, maturing 2016	77	92
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	163	190
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2026	158	186

	449	532
Less current maturities	(117)	(130)

Long-term securitized debt	$332	$402

Note 12. Other Liabilities

Other liabilities consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Deferred gains on asset sales	$886	$933
SPG point liability	696	724
Deferred revenue including VOIs and residential sales	42	36
Benefit plan liabilities	69	74
Insurance reserves	48	47
Other	161	157

	$1,902	$1,971

The Company defers gains realized in connection with the sale of a property that the Company continues to manage through a long-term management agreement and recognizes the gains over the initial term of the related agreement. As of June 30, 2012 and December 31, 2011, the Company had total deferred gains of approximately $1.0 billion included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $22 million and $43 million in the three and six months ended June 30, 2012, respectively, and $22 million and $42 million in the three and six months ended June 30, 2011, respectively.

Note 13. Derivative Financial Instruments

The Company enters into forward currency contracts to manage its exposure to fluctuations in certain foreign currency exchange rates. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro forward contracts at June 30, 2012 are $15 million, with average exchange rates of 1.4, with terms of less than one year. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur.

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

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At June 30, 2012, the Company had three interest rate swap agreements with an aggregate notional amount of $150 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness. During the second quarter of 2012, the Company terminated its three 2013 interest rate swap agreements with a total notional amount of $250 million, resulting in a gain of approximately $3 million recorded to interest expense.

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

Fair Value of Derivative Instruments

(in millions)

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$2	Prepaid and other current assets	$3
Interest rate swaps	Other assets	6	Other assets	12

Total assets		$8		$15

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$—

Total assets		$—		$—

Liability Derivatives
Forward contracts	Accrued expenses	$2	Accrued expenses	$—

Total liabilities		$2		$—

Consolidated Statements of Income and Comprehensive Income

for the Three and Six Months Ended June 30, 2012 and 2011

(in millions)

Balance at March 31, 2012	$(2)
Mark-to-market loss (gain) on forward exchange contracts	(1)
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	1

Balance at June 30, 2012	$(2)

Balance at December 31, 2011	$(3)
Mark-to-market (gain) loss on forward exchange contracts	—
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	1

Balance at June 30, 2012	$(2)

Balance at March 31, 2011	$2
Mark-to-market (gain) loss on forward exchange contracts	1
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(1)

Balance at June 30, 2011	$2

Balance at December 31, 2010	$—
Mark-to-market (gain) loss on forward exchange contracts	3
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(1)

Balance at June 30, 2011	$2

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
		2012	2011
Foreign forward exchange contracts	Interest expense, net	$2	$(5)

Total loss included in income		$2	$(5)

		Six Months Ended June 30,
		2012	2011
Foreign forward exchange contracts	Interest expense, net	$1	$(5)

Total loss included in income		$1	$(5)

Note 14. Discontinued Operations

During the three and six months ended June 30, 2012, the loss of $7 million and $8 million, respectively, primarily relates to the Company’s $5 million (net of tax) write-down to fair market value, based on current market prices, of certain wholly-owned hotels classified as held for sale (see Note 5). Additionally, the Company recorded a loss of $1 million and $2 million for the three and six months ended June 30, 2012, respectively, for accrued interest related to an uncertain tax position associated with a previous disposition.

During the three and six months ended June 30, 2011, the loss of $19 million and $20 million, respectively, primarily relates to the Company’s $18 million (net of tax) loss from the sale of its interest in a consolidated joint venture. Additionally, the Company recorded a loss of $1 million and $2 million for the three and six months ended June 30, 2011, respectively, for accrued interest related to an uncertain tax position associated with a previous disposition.

Note 15. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,
	2012			2011
	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	0.2	2.4	0.2	0.3	2.5	0.3
Expected return on plan assets	—	(3.0)	—	—	(3.0)	—
Amortization of actuarial loss	0.1	0.5	—	—	0.4	—

Net period benefit cost (income)	$0.3	$(0.1)	$0.2	$0.3	$(0.1)	$0.3

	Six Months Ended June 30,
	2012			2011
	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	0.4	4.8	0.4	0.5	4.9	0.5
Expected return on plan assets	—	(6.0)	—	—	(5.9)	—
Amortization of actuarial loss	0.1	1.0	—	—	0.7	—

Net period benefit cost (income)	$0.5	$(0.2)	$0.4	$0.5	$(0.3)	$0.5

During the three and six months ended June 30, 2012, the Company contributed approximately $3 million and $5 million, respectively, to its pension and postretirement benefit plans. For the remainder of 2012, the Company expects to contribute approximately $6 million to its pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.

Note 16. Income Taxes

The total amount of unrecognized tax benefits as of June 30, 2012, was $158 million, of which $45 million would affect the Company’s effective tax rate if recognized. It is reasonably possible that approximately $60 million of the Company’s unrecognized tax benefits as of June 30, 2012 will reverse within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2012, the Company had $79 million accrued for the payment of interest and $1 million accrued for the payment of penalties.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of June 30, 2012, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 17. Stockholders’ Equity

The following tables represent changes in stockholders’ equity that are attributable to Starwood’s stockholders and non-controlling interests for the three and six month periods ending June 30, 2012 (in millions):

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at March 31, 2012	$3,168	$2	$1,005	$(309)	$2,465	$5
Net income (loss)	122	—	—	—	122	—
Equity compensation activity and other	55	—	55	—	—	—
Share repurchases	(61)	—	(61)	—	—	—
Other comprehensive income (loss)	(49)	—	—	(49)	—	—

Balance at June 30, 2012	$3,235	$2	$999	$(358)	$2,587	$5

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2011	$2,955	$2	$963	$(348)	$2,337	$1
Net income (loss)	250	—	—	—	250	—
Equity compensation activity and other	101	—	97	—	—	4
Share repurchases	(61)	—	(61)	—	—	—
Other comprehensive income (loss)	(10)	—	—	(10)	—	—

Balance at June 30, 2012	$3,235	$2	$999	$(358)	$2,587	$5

Share Issuances and Repurchases. During the three and six months ended June 30, 2012, the Company issued approximately 1,210,000 and 1,954,000 Company common shares, respectively, as a result of stock option exercises. During the three months ended June 30, 2012, the Company repurchased 1,248,278 common shares at an average price of $49.07 for a total cost of approximately $61 million. Through July 20, 2012, the Company repurchased an additional 797,538 common shares at an average price of $49.39. These shares are included in the number of shares outstanding as of June 30, 2012. As of June 30, 2012, $189 million remained available under the share repurchase authorization previously approved by the Company’s Board of Directors.

Note 18. Stock-Based Compensation

In accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, during the six month period ended June 30, 2012, the Company granted stock options, restricted stock and restricted stock units to executive officers, members of the Board of Directors and certain employees. The Company granted approximately 371,000 stock options that had a weighted average grant date fair value of $18.62 per option. The weighted average exercise price of these options was $55.06. In addition, the Company granted approximately 1,423,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $55.04 per share or unit.

The Company recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $16 million and $34 million, in the three and six months ended June 30, 2012, respectively, and $18 million and $37 million in the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, there was approximately $99 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized over a weighted-average period of 1.74 years on a straight-line basis.

Note 19. Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in millions):

		June 30, 2012		December 31, 2011
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$3	$3	$2	$2
VOI notes receivable	3	145	175	93	109
Securitized vacation ownership notes receivable	3	381	470	446	551
Other notes receivable	3	22	22	26	26

Total financial assets		$551	$670	$567	$688

Liabilities:
Long-term debt	1	$1,652	$1,919	$2,194	$2,442
Long-term securitized debt	3	332	350	402	412

Total financial liabilities		$1,984	$2,269	$2,596	$2,854

Off-Balance sheet:
Letters of credit	2	$—	$109	$—	$171
Surety bonds	2	—	78	—	21

Total Off-Balance sheet		$—	$187	$—	$192

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

Note 20. Business Segment Information

The Company has two operating segments: hotels and vacation ownership and residential sales. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W®, Le Méridien®, Aloft®, Element®, and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential sales segment includes the acquisition, development and operation of vacation ownership resorts, marketing and selling of VOIs, and providing financing to customers who purchase such interests.

The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains and losses on the sale of real estate, restructuring and other special (charges) credits, and income taxes. The Company does not allocate these items to its segments.

The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Hotel	$1,261	$1,238	$2,421	$2,341
Vacation ownership and residential	357	188	912	380

Total	$1,618	$1,426	$3,333	$2,721

Operating income:
Hotel	$212	$186	$353	$308
Vacation ownership and residential	71	29	187	64

Total segment operating income	283	215	540	372
Selling, general, administrative and other	(41)	(38)	(82)	(75)
Restructuring, goodwill impairment and other special charges (credits), net	—	—	11	—

Operating income	242	177	469	297
Equity earnings (losses) and gains and (losses) from unconsolidated ventures, net:
Hotel	5	5	14	9
Vacation ownership and residential	—	2	1	2
Interest expense, net	(61)	(52)	(110)	(106)
Gain (loss) on asset dispositions and impairments, net	(1)	2	(8)	(31)

Income from continuing operations before taxes and noncontrolling interests	$185	$134	$366	$171

Capital expenditures:
Hotel	$71	$41	$124	$83
Vacation ownership and residential(a)	(1)	47	8	76
Corporate	18	26	36	44

Total(b)	$88	$114	$168	$203

	June 30, 2012	December 31, 2011
Assets:
Hotel(c)	$6,129	$6,162
Vacation ownership and residential(d)	1,684	2,207
Corporate	1,176	1,191

Total	$8,989	$9,560

(a)	Represents gross inventory and other capital expenditures of $17 million and $47 million less VOI costs of sales of $18 million and $39 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, respectively, gross inventory and other capital expenditures were $63 million and $113 million less VOI costs of sales of $16 million and $37 million.
(b)	Includes $78 million and $150 million of property, plant, and equipment expenditures for the three months and six months ended June 30, 2012, respectively, and $79 million and $141 million for the three and six months ended June 30, 2011, respectively. Additional expenditures included in the amounts above consist of vacation ownership inventory and investments in management contracts and hotel joint ventures.
(c)	Includes $236 million and $229 million of investments in unconsolidated joint ventures at June 30, 2012 and December 31, 2011, respectively.
(d)	Includes $31 million and $30 million of investments in unconsolidated joint ventures at June 30, 2012 and December 31, 2011, respectively.

Note 21. Commitments and Contingencies

Variable Interest Entities. The Company has evaluated 18 hotels in which it has a variable interest, generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by considering the qualitative factors. Qualitative factors include evaluating if the Company has the power to control the VIE and has the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. The Company has determined it is not the primary beneficiary of the 18 VIEs, and therefore these entities are not consolidated in the Company’s financial statements. See Note 6 for the VIEs in which the Company is deemed the primary beneficiary and has consolidated the entities.

The 18 VIEs associated with the Company’s variable interests represent entities that own hotels for which the Company has entered into management or franchise agreements. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity and debt.

At June 30, 2012, the Company had approximately $80 million of investments and loan balances of $10 million associated with 16 of our 18 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of their contractual obligations.

Additionally, the Company has approximately $5 million of investments and certain performance guarantees associated with the remaining two VIEs. The performance guarantees have possible cash outlays of up to $63 million, $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.

At December 31, 2011, the Company had approximately $83 million of investments and a loan balance of $9 million associated with the 16 VIEs. Additionally, the Company had approximately $5 million of investments and certain performance guarantees associated with the remaining two VIEs.

Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of, or partners in, hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $12 million at June 30, 2012. The Company evaluates these loans for impairment, and at June 30, 2012, believes the net carrying value of these loans is collectible. Unfunded loan commitments aggregating $19 million were outstanding at June 30, 2012, none of which is expected to be funded in the next twelve months or in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $94 million of equity and other potential contributions associated with managed or joint venture properties, $54 million of which is expected to be funded in the next twelve months.

Surety bonds issued on behalf of the Company as of June 30, 2012 totaled $78 million, primarily related to an appeal of certain litigation, requirements by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

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

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise revenues; (3) vacation ownership and residential sales and (4) other revenues from managed and franchised properties. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

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

•

Vacation Ownership Interests and Residential Sales — We recognize revenue from the sale and financing of VOIs and the sale of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer’s demonstration of a sufficient level of initial and continuing involvement. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold. Residential fee revenue is recorded in the period that a purchase and sale agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectability of the fees is reasonably assured. Residential sales revenue on whole ownership units is generally recorded using the completed contract method, whereby revenue is recognized only when a sales contract is completed or substantially completed. During the performance period, costs and deposits are recorded on the balance sheet.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of June 30, 2012 and December 31, 2011 is $839 million and $844 million, respectively, of which $250 million and $251 million, respectively, is included in accrued expenses.

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

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of June 30, 2012, the average estimated default rate for our pools of receivables was approximately 9.8%.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2012 and 2011.

The difficult business conditions that plagued the global lodging industry in 2008 and 2009 began to stabilize in 2010. The lodging recovery continued through 2011 and the first half of 2012, as occupancies approached prior peak levels, average daily rates increased, and growth in new hotel supply in the Western economies fell well below historic rates of growth. Although known and unknown challenges, such as uncertainty in Europe and the Middle East, could slow or derail the lodging recovery, we remain optimistic that the recovery will continue.

As we move forward, we believe we are uniquely positioned due to the strength of our brands, our high-end focus, and our geographic diversification. We remain committed to investing in our core operations while also expanding our presence in emerging markets, such as Asia and Latin America. Starwood is particularly well positioned to take advantage of global growth through our operating teams that have worked in the emerging markets for decades. We also expect to grow in the developed world as we build out our underpenetrated brands in these markets. We believe that we have the highest quality pipeline in the industry, as measured by percentage growth potential as well as our focus on valuable management contracts in the upper upscale and luxury segments.

At June 30, 2012, we had approximately 365 hotels in the active pipeline representing approximately 95,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 71% are in the upper upscale and luxury segments and 87% are outside of North America. During the second quarter of 2012, we signed 34 hotel management and franchise contracts representing approximately 8,300 rooms of which 30 are new builds and four are conversions from another brand. We also opened 14 new hotels and resorts representing approximately 2,700 rooms. During the second quarter of 2012, five hotels left the system, representing approximately 1,000 rooms.

An indicator of the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period change in rooms’ revenue for comparable properties. This is particularly the case in the United States, where there is no impact on this measure from foreign currency exchange rates.

We continually update and renovate our owned, leased and consolidated joint venture hotels and include these hotels in our Same-Store Owned Hotel results. We also undertake major repositionings of hotels. While undergoing major repositionings, hotels are generally not operating at full capacity and, as such, these repositionings can negatively impact our hotel revenues and are not included in Same-Store Owned Hotel results. We may continue to reposition our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies. In addition, several owned hotels are located in regions which are seasonal and, therefore, these hotels do not operate at full capacity throughout the year.

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2012 (with comparable data for 2011):

Top Five Metropolitan Areas in the United States as a % of Total Owned Revenues for the Three Months Ended June 30, 2012 with Comparable Data for the Same Period in 2011 (1)
Metropolitan Area	2012 Revenues	2011 Revenues
New York, NY	12.8%	11.9%
Hawaii	6.1%	5.3%
Phoenix, AZ	5.7%	5.2%
San Francisco, CA	4.1%	4.0%
Chicago, IL	3.1%	3.6%

Top Five Metropolitan Areas in the United States as a % of Total Owned Revenues for the Six Months Ended June 30, 2012 with Comparable Data for the Same Period in 2011 (1)
Metropolitan Area	2012 Revenues	2011 Revenues
New York, NY	11.5%	11.1%
Phoenix, AZ	7.1%	6.3%
Hawaii	6.7%	5.8%
San Francisco, CA	4.4%	4.1%
Atlanta, GA	3.2%	4.0%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2012 (with comparable data for 2011):

Top Five International Markets as a % of Total Owned Revenues for the Three Months Ended June 30, 2012 with Comparable Data for the Same Period in 2011 (1)
International Market	2012 Revenues	2011 Revenues
Canada	10.9%	11.2%
Italy	8.1%	9.1%
Spain	6.8%	7.1%
Mexico	4.4%	3.9%
Australia	4.3%	4.2%

Top Five International Markets as a % of Total Owned Revenues for the Six Months Ended June 30, 2012 with Comparable Data for the Same Period in 2011(1)
International Market	2012 Revenues	2011 Revenues
Canada	10.9%	10.9%
Italy	6.6%	7.2%
Spain	5.2%	6.0%
Australia	4.8%	4.6%
Mexico	4.8%	4.3%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following table summarizes REVPAR, Average Daily Rate (“ADR”) and occupancy for our Same-Store Owned Hotels for the three and six months ended June 30, 2012 and 2011. The results for the three months ended June 30, 2012 and 2011 represent results for 48 owned, leased and consolidated joint venture hotels (excluding five hotels sold and 11 hotels undergoing significant repositionings or without comparable results in 2012 and 2011). The results for the six months ended June 30, 2012 and 2011, represent results for 47 owned, leased and consolidated joint venture hotels (excluding five hotels sold and 12 hotels undergoing significant repositionings or without comparable results in 2012 and 2011.)

	Three Months Ended June 30,		Variance
	2012	2011
Worldwide (48 hotels with approximately 19,000 rooms)
REVPAR(1)	$172.34	$171.91	0.3%
ADR	$230.75	$231.02	(0.1)%
Occupancy	74.7%	74.4%	0.3

North America (23 hotels with approximately 11,000 rooms)
REVPAR(1)	$176.01	$174.06	1.1%
ADR	$224.71	$222.05	1.2%
Occupancy	78.3%	78.4%	(0.1)

International (25 hotels with approximately 8,000 rooms)
REVPAR(1)	$167.94	$169.33	(0.8)%
ADR	$238.82	$243.12	(1.8)%
Occupancy	70.3%	69.6%	0.7

	Six Months Ended June 30,		Variance
	2012	2011
Worldwide (47 hotels with approximately 19,000 rooms)
REVPAR(1)	$159.67	$156.06	2.3%
ADR	$222.01	$218.97	1.4%
Occupancy	71.9%	71.3%	0.6

North America (23 hotels with approximately 11,000 rooms)
REVPAR(1)	$167.58	$163.45	2.5%
ADR	$223.37	$218.26	2.3%
Occupancy	75.0%	74.9%	0.1

International (24 hotels with approximately 8,000 rooms)
REVPAR(1)	$149.83	$146.89	2.0%
ADR	$220.15	$219.97	0.1%
Occupancy	68.1%	66.8%	1.3

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three and six months ended June 30, 2012 and 2011. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended June 30,		Variance
	2012	2011
Worldwide
REVPAR(1)	$121.82	$116.86	4.2%
ADR	$170.41	$169.47	0.6%
Occupancy	71.5%	69.0%	2.5

North America
REVPAR(1)	$123.66	$115.80	6.8%
ADR	$163.32	$157.28	3.8%
Occupancy	75.7%	73.6%	2.1

International
REVPAR(1)	$119.37	$118.28	0.9%
ADR	$181.27	$188.52	(3.8)%
Occupancy	65.8%	62.7%	3.1

	Six Months Ended June 30,		Variance
	2012	2011
Worldwide
REVPAR(1)	$116.25	$110.79	4.9%
ADR	$169.77	$167.80	1.2%
Occupancy	68.5%	66.0%	2.5

North America
REVPAR(1)	$116.58	$108.94	7.0%
ADR	$162.36	$157.06	3.4%
Occupancy	71.8%	69.4%	2.4

International
REVPAR(1)	$115.81	$113.30	2.2%
ADR	$180.99	$184.17	(1.7)%
Occupancy	64.0%	61.5%	2.5

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Continuing Operations

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$453	$478	$(25)	(5.2)%
Management Fees, Franchise Fees and Other Income	222	201	21	10.4%
Vacation Ownership and Residential	316	146	170	n/m
Other Revenues from Managed and Franchised Properties	627	601	26	4.3%

Total Revenues	$1,618	$1,426	$192	13.5%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from five owned hotels that were sold or closed in 2011 and 2012. These sold or closed hotels had no revenues in the three months ended June 30, 2012 compared to $26 million for the corresponding period in 2011. Revenues at our Same-Store Owned Hotels (48 hotels for the three months ended June 30, 2012 and 2011, excluding the five hotels sold and 11 additional hotels undergoing significant repositionings or without comparable results in 2012 and 2011) decreased 0.9%, or $3 million, to $399 million for the three months ended June 30, 2012 when compared to $402 million in the corresponding period of 2011, as REVPAR and ADR remained relatively consistent between periods.

REVPAR at our worldwide Same-Store Owned Hotels increased 0.3% to $172.34 for the three months ended June 30, 2012 when compared to the corresponding period in 2011. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 74.7% in the three months ended June 30, 2012 when compared to 74.4% in the corresponding period in 2011, partially offset by a decrease in ADR of 0.1% to $230.75 for the three months ended June 30, 2012 compared to $231.02 for the corresponding period in 2011. REVPAR at Same-Store Owned Hotels in North America increased 1.1% for the three months ended June 30, 2012 when compared to the corresponding period of 2011. REVPAR growth was particularly strong at our owned hotels in Phoenix, Arizona, San Francisco, California and Philadelphia, Pennsylvania. North America results were negatively impacted by results at our owned hotels in Canada. REVPAR at the owned hotels in Canada declined 6.5% in constant dollars as group business at these hotels was negatively impacted by the strengthening of the Canadian Dollar. REVPAR at our international Same-Store Owned Hotels decreased by 0.8% for the three months ended June 30, 2012 when compared to the corresponding period of 2011. REVPAR for Same-Store Owned Hotels internationally increased 5.3% excluding the unfavorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income was primarily a result of a $24 million increase in management and franchise revenues to $215 million for the three months ended June 30, 2012 compared to $191 million for the corresponding period in 2011. Management fees increased 13.5% to $126 million and franchise fees increased 6.1% to $52 million. These increases were primarily due to growth in REVPAR at existing hotels under management as well as the net addition of 54 managed and franchised hotels to our system since the three months ended June 30, 2011. Year-over-year base management fee and franchise fee comparisons were impacted by the conversion of some franchise agreements to management contracts in Germany in the second quarter of 2011.

Total vacation ownership and residential services revenue increased $170 million to $316 million for the three months ended June 30, 2012, when compared to the corresponding period in 2011, primarily due to the recognition of residential sales at Bal Harbour. In late 2011, we started contract closings for the St. Regis Bal Harbour and, during the three months ended June 30, 2012, realized revenues of $167 million. During the three months ended June 30, 2012, we closed sales of 45 units and realized incremental cash proceeds of $148 million associated with these units. For the units that closed in the three months ended June 30, 2012, approximately half were from sales in 2012, with the remainder sold during the construction of the project. From project inception through June 30, 2012, we have closed contracts and recognized revenue on approximately 60% of the total residential units.

Vacation ownership revenues for the three months ended June 30, 2012 increased 2.8% to $148 million compared to the corresponding period in 2011 primarily due to the timing and recognition of deferred revenues and favorable trends with respect to default rates on notes receivable. Originated contract sales of VOI inventory decreased 5.0% in the three months ended June 30, 2012 when compared to the corresponding period in 2011, primarily due to lower closing efficiency partially offset by increased tour flow. The number of contracts signed decreased 1.8% when compared to 2011 and the average contract amount per vacation ownership unit sold decreased 2.6% to approximately $14,400 driven by inventory mix.

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

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$86	$88	$(2)	(2.3)%

Selling, general, administrative and other expenses decreased to $86 million compared to $88 million in 2011 primarily due to changes in foreign exchange rates.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$62	$67	$(5)	(7.4)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2012, when compared to the same period of 2011, was primarily due to reduced depreciation expense from sold hotels and reduced amortization expense from certain intangible assets that are now fully amortized, partially offset by additional depreciation related to capital expenditures in the last twelve months.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$242	$177	$65	36.7%

The increase in operating income for the three months ended June 30, 2012, when compared to the corresponding period of 2011, was primarily due to the increase in vacation ownership and residential operating income of $42 million. Additionally, increased REVPAR at our managed and franchised hotels and new contract additions favorably impacted our operating income from management and franchise fees.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$5	$7	$(2)	n/m

The decrease in equity earnings (losses) and gains and (losses) from unconsolidated joint ventures for the three months ended June 30, 2012 when compared to the same period of 2011 was primarily due to decreases in operating results and unfavorable mark-to-market adjustments on US dollar denominated debt at several properties in Latin America, partially offset by a $2 million gain realized on the disposal of a non-core asset at one of our joint venture properties.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$61	$52	$9	17.3%

Net interest expense increased $9 million for the three months ended June 30, 2012 when compared to the same period of 2011, primarily due to the redemption in June 2012 of the 6.25% Senior Notes due 2013 (see Note 9) and a reduction of capitalized interest related to completed construction projects, partially offset by lower interest expense due to a lower average debt balance. In connection with the redemption of our 6.25% Senior Notes, we recorded a net charge of approximately $15 million representing the tender premiums, swap settlements and other related redemption costs. For the three months ended June 30, 2012, we maintained a lower average debt balance, primarily due to the redemption of approximately $605 million of 7.875% Senior Notes in December 2011. Our weighted average interest rate was 7.05% at June 30, 2012 compared to 6.79% at June 30, 2011.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$56	$(16)	$72	n/m

The increase in income tax expense for the three months ended June 30, 2012, compared to the same period in 2011, was primarily related to a $50 million tax benefit, in 2011, from the sale of two wholly-owned hotels during that period. Additionally, the increase was attributable to higher pretax income and a higher effective tax rate. The higher effective tax rate primarily related to the change in the pretax income mix across jurisdictions with disparate tax rates.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$(7)	$(19)	$12	(63.2)%

During the three months ended June 30, 2012, we recorded a loss of $7 million in discontinued operations, net, primarily related to the write-down to fair market value of certain wholly-owned hotels classified as held for sale. We expect to close the sales for these hotels, unencumbered by management or franchise agreements, in the second half of 2012.

During the three months ended June 30, 2011, we recorded a loss of $19 million, primarily related the sale of our interest in a consolidated joint venture.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Continuing Operations

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$855	$888	$(33)	(3.7)%
Management Fees, Franchise Fees and Other Income	423	378	45	11.9%
Vacation Ownership and Residential	830	299	531	n/m
Other Revenues from Managed and Franchised Properties	1,225	1,156	69	6.0%

Total Revenues	$3,333	$2,721	$612	22.5%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from five owned hotels that were sold or closed in 2011. These sold or closed hotels had revenues of $2 million in the six months ended June 30, 2012 compared to $57 million for the same period in 2011. Revenues at our Same-Store Owned Hotels (47 hotels for the six months ended June 30, 2012 and 2011, excluding the five hotels sold and 12 additional hotels undergoing significant repositionings or without comparable results in 2012 and 2011) increased 1.5%, or $11 million, to $739 million for the six months ended June 30, 2012 when compared to $728 million in the same period of 2011 due primarily to an increase in REVPAR.

REVPAR at our worldwide Same-Store Owned Hotels increased 2.3% to $159.67 for the six months ended June 30, 2012 when compared to the same period in 2011. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 71.9% in the six months ended June 30, 2012 when compared to 71.3% in the same period in 2011 as well as a 1.4% increase in ADR to $222.01 for the six months ended June 30, 2012 compared to $218.97 for the same period in 2011. REVPAR at Same-Store Owned Hotels in North America increased 2.5% for the six months ended June 30, 2012 when compared to the same period of 2011. REVPAR growth was particularly strong at our owned hotels in San Francisco, California, Phoenix, Arizona and St. John, VI. North America results were negatively impacted by results at our owned hotels in Canada. REVPAR at the owned hotels in Canada declined 4.0% in constant dollars as group business at these hotels was negatively impacted by the strengthening of the Canadian Dollar. REVPAR at our international Same-Store Owned Hotels increased by 2.0% for the six months ended June 30, 2012 when compared to the same period of 2011. REVPAR for Same-Store Owned Hotels internationally increased 5.7% excluding the unfavorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income was primarily a result of a $48 million increase in management and franchise revenues to $411 million for the six months ended June 30, 2012 compared to $363 million for the same period in 2011. Management fees increased 15.9% to $241 million and franchise fees increased 5.4% to $97 million. These increases were primarily due to growth in REVPAR at existing hotels under management as well as the net addition of 54 managed and franchised hotels to our system since the second quarter of 2011.

Total vacation ownership and residential services revenue increased $531 million to $830 million for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to the recognition of residential sales at Bal Harbour. For the six months ended June 30, 2012, we have realized revenues of $523 million for residential sales at Bal Harbour. Additionally, we have closed 147 units and generated incremental cash proceeds of $411 million associated with these units.

Vacation ownership revenues for the six months ended June 30, 2012 increased 3.1% to $300 million compared to the same period in 2011 primarily due to increases in resort income, timing and recognition of deferred revenues and favorable trends with respect to default rates on notes receivable. Originated contract sales of VOI inventory decreased 1.9% in the six months ended June 30, 2012 when compared to the same period in 2011, primarily due to lower closing efficiency and a decrease in the average price per vacation ownership unit sold, partly offset by increased tour flow. The number of contracts signed increased 0.8% when compared to 2011, and the average price per vacation ownership unit sold decreased 2.3% to approximately $15,300 driven by inventory mix.

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

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$182	$168	$14	8.3%

Selling, general, administrative and other expenses increased $14 million to $182 million for the six months ended June 30, 2012 when compared to the same period of 2011, primarily due to non-recurring professional expenses in 2012 and favorable reserve adjustments recorded in the prior year.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring, Goodwill Impairments and Other Special Charges (Credits), Net	$(11)	$—	$(11)	n/m

As a result of a court ruling, during the six months ended June 30, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of our litigation reserve.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$125	$135	$(10)	(7.4)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2012, when compared to the same period of 2011, was primarily due to reduced depreciation expense from sold hotels and reduced amortization expense from certain intangible assets that are now fully amortized, partially offset by additional depreciation related to capital expenditures in the last twelve months.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$469	$297	$172	57.9%

The increase in operating income for the six months ended June 30, 2012 when compared to the same period of 2011 was primarily due to the increase in vacation ownership and residential fee revenues as described earlier and the increase in management fees as a result of the increase in REVPAR. For the six months ended June 30, 2012, we also received an $11 million benefit from a favorable adjustment of a litigation reserve and a $10 million decrease in depreciation and amortization, partially offset by an increase in selling, general, administrative and other expense.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$15	$11	$4	36.4%

The increase in equity earnings and gains and losses from unconsolidated joint ventures for the six months ended June 30, 2012 when compared to the same period of 2011 was primarily due to improved operating results at several properties in the three months ended March 31, 2012 and a $2 million gain realized on the disposal of a non-core asset at one of our joint venture properties.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$110	$106	$4	3.8%

The increase in net interest expense for the six months ended June 30, 2012 when compared to the same period of 2011 was primarily due to the redemption in June 2012 of the 6.25% Senior Notes due 2013 and a reduction of capitalized interest related to completed construction projects, partially offset by lower interest expense due to a lower average debt balance. As a result of the early redemption of the 6.25% Senior Notes, the Company recorded a net charge of approximately $15 million in interest expense, representing the tender premiums, swap settlements and other related redemption costs. For the six months ended June 30, 2012, we maintained a lower average debt balance, primarily due to the redemption of approximately $605 million of 7.875% Senior Notes in December 2011. Our weighted average interest rate was 7.05% at June 30, 2012 as compared to 6.79% at June 30, 2011.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(8)	$(31)	$23	(74.2)%

During the six months ended June 30, 2012, we recorded an $8 million loss on dispositions and impairments, primarily related to a $7 million loss related to the sale of an owned hotel, which was sold subject to a long-term franchise agreement, and the disposal of various non-core assets.

During the six months ended June 30, 2011, we recorded an impairment charge of $32 million to fully impair our noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan. This charge was partially offset by the sale of non-core assets.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$108	$(6)	$114	n/m

The increase in income tax expense for the six months ended June 30, 2012 when compared to the same period of 2011 was primarily due to a one-time tax benefit, in 2011, of approximately $50 million related to the sale of two wholly-owned hotels during that period. Additionally, the increase was attributable to higher pretax income and a higher effective tax rate. The increase in the effective rate is primarily due to increased earnings in jurisdictions with higher tax rates.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$(8)	$(20)	$12	(60.0)%

During the six months ended June 30, 2012, we recorded a loss of $8 million in discontinued operations, net primarily related to the write-down to fair market value of certain wholly-owned hotels classified as held for sale. We expect to close the sales for these hotels, unencumbered by management or franchise agreements, in the second half of 2012.

During the six months ended June 30, 2011, we recorded a loss of $20 million, primarily related to the sale of our interest in a consolidated joint venture.

Additionally, for both the six months ended June 30, 2012 and June 30, 2011, we recorded a loss of $2 million for accrued interest related to an uncertain tax position, associated with a previous disposition.

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

Cash Used for Investing Activities

Gross capital spending during the six months ended June 30, 2012 was as follows (in millions):

Maintenance Capital Expenditures(1):
Owned, leased and consolidated joint venture hotels	$16
Corporate and information technology	35

Subtotal	51

VOI and Residential Capital Expenditures:
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)(2)	$(20)
Capital expenditures for inventory — St. Regis Bal Harbour	17

Subtotal	(3)

Development Capital	120

Total Capital Expenditures	$168

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $19 million less cost of sales of $39 million.

In late 2011, we received the certificate of occupancy for our residential project in Bal Harbour. During the six months ended June 30, 2012, we closed sales of 147 units and realized incremental cash proceeds of $411 million. From project inception through June 30, 2012, we have closed contracts and recognized revenue on approximately 60% of the total residential units.

Gross capital spending during the six months ended June 30, 2012 included approximately $51 million of maintenance capital and $120 million of development capital. Investment spending on gross VOI and residential inventory was $36 million, primarily in Bal Harbour and Orlando, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2012 (excluding vacation ownership and residential inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2012, we currently expect to spend approximately $375 million for investment projects, various joint ventures and other investments.

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

Since 2006 and through June 30, 2012, we have sold 66 hotels realizing proceeds of approximately $5.5 billion in numerous transactions. To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.

There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of June 30, 2012:

	Amount Outstanding at June 30, 2012(a)	Weighted Average Interest Rate at June 30, 2012	Weighted Average Remaining Term
	(in millions)		(In years)
Floating Rate Debt
Revolving Credit	$—	—	1.4
Mortgages and Other	46	5.15%	4.5
Interest Rate Swaps	150	5.73%

Total/Average	$196	5.60%	4.5

Fixed Rate Debt
Senior Notes	$1,594	7.34%	4.3
Mortgages and Other	12	2.75%	15.5
Interest Rate Swaps	(150)	7.88%

Total/Average	$1,456	7.24%	4.4

Total Debt
Total Debt and Weighted Average Terms	$1,652	7.05%	4.4

(a)	Excludes approximately $418 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

We have evaluated the commitments of each of the lenders in our Revolving Credit Facility (the “Facility”), and we have reviewed our debt covenants. We do not anticipate any issues regarding the availability of funds under the Facility. The cost of borrowing of the Facility is determined by a combination of our leverage ratios and credit ratings. Changes in our credit ratings may result in changes in our borrowing costs. Downgrades in our credit ratings would likely increase the relative costs of borrowing, whereas upgrades would likely reduce costs and increase our ability to issue-long-term debt. A credit rating is not a recommendation to buy, sell or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating. During the three months ended March 31, 2012, we were upgraded to investment grade by all three rating agencies. During the three months ended June 30, 2012, we were upgraded again one additional ratings notch by two of the three rating agencies.

On June 29, 2012, we redeemed all $495 million of our 6.25% Senior Notes, which were scheduled to mature in February 2013. We paid $519 million in connection with the redemption and recorded in interest expense a net charge of approximately $15 million representing the tender premiums, swap settlements and other related redemption costs (see Note 9).

Also during the three months ended June 30, 2012, we prepaid $52 million of third party debt previously secured by one owned hotel.

Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Gross Unsecuritized Debt	$1,652	$2,197
less: cash (including restricted cash of $140 million in 2012 and $212 million in 2011)	(410)	(666)

Net Unsecuritized Debt	$1,242	$1,531

Gross Securitized Debt (non-recourse)	$449	$532
less: cash restricted for securitized debt repayments (not included above)	(18)	(22)

Net Securitized Debt	$431	$510

Total Net Debt	$1,673	$2,041

Our Facility is used to fund general corporate cash needs. As of June 30, 2012, we have availability of over $1.5 billion under the Facility. The Facility allows for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 2.00% plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage and coverage covenants.

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities (including $499 million of 7.875% Senior Notes due in October 2014), dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $103 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we would be subject to U.S. income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following commercial commitments outstanding as of June 30, 2012 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$109	$106	$—	$—	$3

For the six months ended June 30, 2012, we repurchased 1,248,278 common shares in the open market at an average price of $49.07 for a total cost of approximately $61 million. Through July 20, 2012, we repurchased an additional 797,538 common shares at an average price of $49.39 (see Note 17).

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2012, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer (1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer (1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer (1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer (1)
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements

(1)	Filed herewith.

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

Date: July 26, 2012