Form 10-Q
period 2012-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2012-10-30
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

195,977,206 shares of common stock, par value $0.01 per share, outstanding as of October 19, 2012.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 21, 2012. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2012.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$651	$454
Restricted cash	158	232
Accounts receivable, net of allowance for doubtful accounts of $50 and $46	575	569
Inventories	414	812
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $8 and $10	58	64
Prepaid expenses and other	138	125
Deferred income taxes	256	278

Total current assets	2,250	2,534
Investments	261	259
Plant, property and equipment, net	3,134	3,175
Assets held for sale, net	118	127
Goodwill and intangible assets, net	2,013	2,025
Deferred tax assets	624	639
Other assets	461	355
Securitized vacation ownership notes receivable, net	348	446

Total assets	$9,209	$9,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$1	$3
Accounts payable	111	144
Current maturities of long-term securitized vacation ownership debt	111	130
Accrued expenses	1,140	1,177
Accrued salaries, wages and benefits	363	375
Accrued taxes and other	156	163

Total current liabilities	1,882	1,992
Long-term debt	1,653	2,194
Long-term securitized vacation ownership debt	299	402
Deferred income taxes	46	46
Other liabilities	1,951	1,971

	5,831	6,605

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 195,939,892 and 195,913,400 shares at September 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	951	963
Accumulated other comprehensive loss	(337)	(348)
Retained earnings	2,757	2,337

Total Starwood stockholders’ equity	3,373	2,954
Noncontrolling interest	5	1

Total stockholders’ equity	3,378	2,955

Total liabilities and stockholders’ equity	$9,209	$9,560

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Owned, leased and consolidated joint venture hotels	$425	$441	$1,280	$1,329
Vacation ownership and residential sales and services	208	140	1,038	439
Management fees, franchise fees and other income	219	202	642	580
Other revenues from managed and franchised properties	603	589	1,828	1,745

	1,455	1,372	4,788	4,093
Costs and Expenses
Owned, leased and consolidated joint venture hotels	348	361	1,057	1,103
Vacation ownership and residential	156	107	790	330
Selling, general, administrative and other	87	88	269	256
Restructuring, goodwill impairment and other special charges (credits), net	—	—	(11)	—
Depreciation	55	57	168	177
Amortization	6	8	18	23
Other expenses from managed and franchised properties	603	589	1,828	1,745

	1,255	1,210	4,119	3,634
Operating income	200	162	669	459
Equity (losses) earnings and gains and losses from unconsolidated ventures, net	4	(5)	19	6
Interest expense, net of interest income of $0, $1, $1, and $2	(39)	(45)	(149)	(151)
Gain (loss) on asset dispositions and impairments, net	1	45	(7)	14

Income from continuing operations before taxes and noncontrolling interests	166	157	532	328
Income tax benefit (expense)	(19)	8	(127)	14

Income (loss) from continuing operations	147	165	405	342
Discontinued operations:
Income (loss) from operations, net of tax (benefit) of $0, $(1), $0 and $(1)	—	—	—	—
Gain (loss) on dispositions, net of tax expense of $16, $2, $15 and $4	23	(2)	15	(22)

Net income	170	163	420	320
Net loss (income) attributable to noncontrolling interests	—	—	—	2

Net income attributable to Starwood	$170	$163	$420	$322

Earnings (Losses) Per Share – Basic
Continuing operations	$0.76	$0.88	$2.10	$1.83
Discontinued operations	0.12	(0.01)	0.08	(0.12)

Net income	$0.88	$0.87	$2.18	$1.71

Earnings (Losses) Per Share – Diluted
Continuing operations	$0.75	$0.85	$2.06	$1.77
Discontinued operations	0.12	(0.01)	0.08	(0.11)

Net income	$0.87	$0.84	$2.14	$1.66

Amounts attributable to Starwood’s Common Stockholders
Income from continuing operations	$147	$165	$405	$344
Discontinued operations	23	(2)	15	(22)

Net income	$170	$163	$420	$322

Weighted average number of shares	193	190	193	189

Weighted average number of shares assuming dilution	196	195	197	195

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$170	$163	$420	$320
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	23	(117)	13	(38)
Amortization of actuarial gains and losses in net period pension cost	—	—	1	1
Change in fair value of derivatives	—	3	—	—
Reclassification adjustments for losses (gains) included in net income	(2)	1	(3)	2

Total other comprehensive income (loss), net of taxes	21	(113)	11	(35)

Total comprehensive income	191	50	431	285
Comprehensive loss attributable to noncontrolling interests	—	—	—	2
Foreign currency translation adjustments attributable to noncontrolling interests	—	1	—	(1)

Comprehensive income attributable to Starwood	$191	$51	$431	$286

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$420	$320
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(15)	22
Depreciation and amortization	186	200
Amortization of deferred gains	(64)	(64)
(Gain) loss on asset dispositions and impairments, net	7	(14)
Stock-based compensation expense	49	56
Excess stock-based compensation tax benefit	(69)	(19)
Distributions in excess (deficit) of equity earnings	2	6
Non-cash portion of income tax (benefit) expense	35	56
Other non-cash adjustments to net income	33	44
Decrease (increase) in restricted cash	3	(88)
Other changes in working capital	312	(77)
Securitized VOI notes receivable activity, net	102	85
Unsecuritized VOI notes receivable activity, net	(113)	(107)
Accrued and deferred income taxes and other	13	(93)

Cash (used for) from operating activities	901	327

Investing Activities
Purchases of plant, property and equipment	(249)	(253)
Proceeds from asset sales, net of transaction costs	279	290
(Issuance) collection of notes receivable, net	—	1
Acquisitions, net of acquired cash	(1)	(27)
Distributions (contributions) from (to) investments, net	1	1
Other, net	(24)	(30)

Cash (used for) from investing activities	6	(18)

Financing Activities
(Increase) decrease in restricted cash	50	—
Long-term debt repaid	(565)	(5)
Long-term securitized debt repaid	(122)	(107)
Long-term debt issued	9	—
Dividends paid	(4)	(3)
Proceeds from employee stock option exercises	49	55
Excess stock-based compensation tax benefit	69	19
Share repurchases	(140)	—
Other, net	(56)	(32)

Cash (used for) from financing activities	(710)	(73)

Exchange rate effect on cash and cash equivalents	—	(2)

(Decrease) increase in cash and cash equivalents	197	234
Cash and cash equivalents — beginning of period	454	753

Cash and cash equivalents — end of period	$651	$987

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$118	$114

Income taxes, net of refunds	$76	$29

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Company” or “Starwood”). The Company is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,128 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upper upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling of vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

The consolidated financial statements include assets, liabilities, revenues and expenses of the Company and all of its controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

In accordance with the guidance for noncontrolling interests in Accounting Standards Codification (“ASC”) 810, Consolidation, references in this report to our earnings per share, net income, and stockholders’ equity attributable to Starwood’s common stockholders do not include amounts attributable to noncontrolling interests.

On July 1, 2012, the Company completed an internal management reorganization related to its former hotel segment. Whereas its hotel business had previously been included in a single reportable segment, as a result of this reorganization, these results are now segregated into three separate hotel segments: (i) the Americas, (ii) Europe, Africa and the Middle East (“EAME”), and (iii) Asia Pacific. The vacation ownership and residential business remains a separate segment. The Company’s consolidated financial statements were unaffected by this internal reorganization; however, certain prior period footnote data has been restated to be consistent with the current year presentation. Note 20 to the consolidated financial statements presents further information about the Company’s segments.

Note 2. Recently Issued Accounting Standards

Adopted Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This topic permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. This topic is for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption allowed. The Company will adopt this topic during the fourth quarter of 2012 in conjunction with its annual impairment testing.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This topic clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012, and it did not have an effect on its consolidated financial statements.

Note 3. Earnings per Share

Basic and diluted earnings per share are calculated using income from continuing operations attributable to Starwood’s common stockholders (i.e., excluding amounts attributable to noncontrolling interests).

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations (in millions, except per share data):

	Three Months Ended September 30,
	2012	2011
Income from continuing operations	$147	$165

Weighted average common shares for basic earnings per share	193	190
Effect of dilutive stock options and restricted stock awards	3	5

Weighted average common shares for diluted earnings per share	196	195

Basic earnings per share	$0.76	$0.88

Diluted earnings per share	$0.75	$0.85

	Nine Months Ended September 30,
	2012	2011
Income from continuing operations	$405	$344

Weighted average common shares for basic earnings per share	193	189
Effect of dilutive stock options and restricted stock awards	4	6

Weighted average common shares for diluted earnings per share	197	195

Basic earnings per share	$2.10	$1.83

Diluted earnings per share	$2.06	$1.77

Approximately 1,442,000 shares and 3,194,000 shares for the three months ended September 30, 2012 and 2011, respectively, and 1,329,000 shares and 1,028,000 shares for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

Note 4. Acquisitions

On September 30, 2011, the Company executed a transaction with its former partner in a joint venture that owned three luxury hotels in Austria. In connection with the transaction, the Company acquired substantially the entire interest in two of the hotels in exchange for its interest in the third hotel and a cash payment, by the Company, of approximately $27 million. The Company previously held a 47.4% ownership interest in the hotels. In accordance with ASC 805, “Business Combinations,” the Company accounted for this transaction as a step acquisition, remeasured its previously held investment to fair value and recorded the approximately $48 million difference between fair value and its carrying value as a gain on asset dispositions. The fair values of the assets and liabilities acquired have been recorded in the Company’s consolidated balance sheet, including the resulting goodwill of approximately $27 million. The Company entered into a long-term management contract for the hotel in which it exchanged its minority ownership interest and recorded a deferred gain of approximately $30 million in connection with this exchange.

Note 5. Asset Dispositions and Impairments

During the three months ended September 30, 2012, the Company sold two wholly-owned hotels, subject to long-term management agreements, for cash proceeds of approximately $244 million, net. The Company recorded deferred gains of approximately $100 million related to the sales, which will be amortized into management fees, franchise fees and other income over the initial terms of the management agreements.

Additionally, during the nine months ended September 30, 2012, the Company sold one wholly-owned hotel for cash proceeds of approximately $11 million, net, and recognized, in the gain (loss) on asset dispositions and impairments, net, line item, a pre-tax loss of $7 million related to the sale. The hotel was sold subject to a long-term franchise agreement.

During the three months ended September 30, 2011, the Company recorded a gain of approximately $45 million, primarily related to the $48 million gain on acquisition described in Note 4, partially offset by $3 million in losses relating to the impairment of an investment in a management contract that was terminated during the quarter and the impairment of fixed assets at a wholly-owned hotel undergoing significant renovation.

Additionally, during the nine months ended September 30, 2011, the Company sold two wholly-owned hotels, subject to long-term management agreements, for cash proceeds of approximately $237 million and recorded deferred gains of approximately $66 million related to the sales. The Company also sold its interest in a consolidated joint venture, during the period, for cash proceeds of approximately $44 million, with the buyer assuming $57 million of the Company’s debt. The Company recognized an after-tax loss in discontinued operations of approximately $19 million as a result of this sale. Additionally during the period, the Company recorded an impairment charge of $32 million to write off its noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan. During the period, the Company also sold non-core assets for approximately $2 million and recorded a gain of approximately $2 million.

Note 6. Assets Held for Sale

During the nine months ended September 30, 2012, the Company entered into purchase and sale agreements for the sales of certain wholly-owned hotels. The Company received a non-refundable deposit during the second quarter of 2012, and the hotels and estimated goodwill to be allocated to these assets have been reclassified as assets held for sale as of September 30, 2012 and December 31, 2011. In connection with the anticipated sales, the Company recognized an impairment charge of $5 million (net of tax) recorded in discontinued operations (see Note 14), to reflect the fair market value of certain of the properties based on the current market prices. The sales of these hotels closed, unencumbered by management or franchise agreements, on October 2, 2012, and the Company received cash proceeds of approximately $265 million, net (see Note 22).

Note 7. Transfers of Financial Assets

The Company has variable interests in the entities associated with its five outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. The Company applied the variable interest model and determined it is the primary beneficiary of these Variable Interest Entities (“VIEs”). In making this determination, the Company evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. The Company also evaluated its retention of the residual economic interests in the related VIEs. The Company is the servicer of the securitized mortgage receivables. The Company also has the option, subject to certain limitations, to repurchase or replace VOI notes receivable that are in default, at their outstanding principal amounts. Such activity totaled $7 million and $22 million during the three months and nine months ended September 30, 2012, respectively, compared to $8 million and $25 million during the three and nine months ended September 30, 2011. The Company has been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. The Company holds the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, the Company holds both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to the Company, except for breaches of representations and warranties. Based on the right of the Company to fund defaults at its option, subject to certain limitations, it intends to do so until the debt is extinguished, to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. The Company's interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt (see Note 11). The Company is contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $11 million and $36 million during the three and nine months ended September 30, 2012, respectively, compared to $10 million and $31 million during the three and nine months ended September 30, 2011, respectively, and is classified in cash and cash equivalents.

Note 8. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to the Company’s vacation ownership loans consist of the following (in millions):

	September 30, 2012	December 31, 2011
Vacation ownership loans – securitized	$406	$510
Vacation ownership loans – unsecuritized	206	113

	612	623
Less: current portion
Vacation ownership loans – securitized	(58)	(64)
Vacation ownership loans – unsecuritized	(26)	(20)

	$528	$539

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

The Company records interest income associated with VOI notes in its vacation ownership and residential sales and services line item in its consolidated statements of income. Interest income related to the Company’s VOI notes receivable was as follows (in millions):

	Three Months Ended September 30,
	2012	2011
Vacation ownership loans – securitized	$15	$14
Vacation ownership loans – unsecuritized	6	7

	$21	$21

	Nine Months Ended September 30,
	2012	2011
Vacation ownership loans – securitized	$49	$46
Vacation ownership loans – unsecuritized	14	18

	$63	$64

The following table presents future maturities of gross VOI notes receivable and interest rates (in millions):

	Securitized	Unsecuritized	Total
2012	$17	$16	$33
2013	67	23	90
2014	69	20	89
2015	68	23	91
Thereafter	247	192	439

Balance at September 30, 2012	$468	$274	$742

Weighted Average Interest Rates	12.85%	12.64%	12.76%

Range of interest rates	5 to 17%	6 to 17%	5 to 17%

For the vacation ownership and residential segment, the Company records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes profit on a timeshare sale. The Company holds large amounts of homogeneous VOI notes receivable and therefore assesses uncollectibility based on pools of receivables. In estimating loss reserves, the Company uses a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of its loan loss reserve requirements. As of September 30, 2012, the average estimated default rate for the Company’s pools of receivables was approximately 9.8%.

The activity and balances for the Company’s loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at June 30, 2012	$66	$63	$129
Provisions for loan losses	2	8	10
Write-offs	—	(9)	(9)
Other	(6)	6	—

Balance at September 30, 2012	$62	$68	$130

Balance at December 31, 2011	$80	$56	$136
Provisions for loan losses	2	20	22
Write-offs	—	(28)	(28)
Other	(20)	20	—

Balance at September 30, 2012	$62	$68	$130

Balance at June 30, 2011	$68	$80	$148
Provisions for loan losses	—	7	7
Write-offs	—	(12)	(12)
Other	(7)	7	—

Balance at September 30, 2011	$61	$82	$143

Balance at December 31, 2010	$82	$79	$161
Provisions for loan losses	2	20	22
Write-offs	—	(40)	(40)
Other	(23)	23	—

Balance at September 30, 2011	$61	$82	$143

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

The Company considers a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $56 million and $62 million as of September 30, 2012 and December 31, 2011, respectively. All delinquent loans are placed on nonaccrual status and the Company does not resume interest accrual until payment is made. Upon reaching 120 days outstanding, the loan is considered to be in default and the Company commences the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to the Company. The Company generally does not modify VOI notes that become delinquent or upon default.

Note 9. Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	September 30, 2012	December 31, 2011
Senior Credit Facility:
Revolving Credit Facility, maturing 2013	$—	$—
Senior Notes, interest at 6.25%, maturing 2013	—	500
Senior Notes, interest at 7.875%, maturing 2014	499	497
Senior Notes, interest at 7.375%, maturing 2015	450	450
Senior Notes, interest at 6.75%, maturing 2018	400	400
Senior Notes, interest at 7.15%, maturing 2019	245	245
Mortgages and other, interest rates ranging from 1.00% to 9.00%, various maturities	60	105

	1,654	2,197
Less current maturities	(1)	(3)

Long-term debt	$1,653	$2,194

During the nine months ended September 30, 2012, the Company redeemed all of its outstanding 6.25% Senior Notes due 2013, which had a principal amount of approximately $495 million. In connection with this transaction, the Company terminated three interest rate swaps, which had notional amounts totaling $250 million (see Note 13). As a result of the early redemption of the 6.25% Senior Notes, the Company recorded a net charge of approximately $15 million in interest expense, representing the tender premiums, swap settlements and other related redemption costs. Also during the nine months ended September 30, 2012, the Company prepaid $52 million of third party debt previously secured by one owned hotel.

Note 10. Restructuring, Goodwill Impairment and Other Special Charges (Credits), Net

As a result of a court ruling during the three months ended March 31, 2012, the Company recorded a favorable adjustment of $11 million to reverse a portion of its litigation reserve attributable to its Americas segment.

The Company had remaining accruals of $78 million and $89 million as of September 30, 2012 and December 31, 2011, respectively, which are primarily recorded in accrued expenses.

Note 11. Securitized Vacation Ownership Debt

As discussed in Note 7, the Company’s VIEs associated with the securitization of its VOI notes receivable are consolidated in the Company’s financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	September 30, 2012	December 31, 2011
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2018	$25	$37
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	20	27
2009 securitization, interest rate at 5.81%, maturing 2015	69	92
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	150	190
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2026	146	186

	410	532
Less current maturities	(111)	(130)

Long-term securitized debt	$299	$402

Note 12. Other Liabilities

Other liabilities consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Deferred gains on asset sales	$963	$933
SPG point liability	709	724
Deferred revenue including VOIs and residential sales	41	36
Benefit plan liabilities	67	74
Insurance reserves	47	47
Other	124	157

	$1,951	$1,971

The Company defers gains realized in connection with the sales of properties that the Company continues to manage through long-term management agreements and recognizes the gains over the initial terms of the related agreements. As of September 30, 2012 and December 31, 2011, the Company had total deferred gains of approximately $1.1 billion and $1.0 billion, respectively, included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in the Company’s consolidated statements of income and totaled approximately $21 million and $64 million in the three and nine months ended September 30, 2012, respectively, and $22 million and $64 million in the three and nine months ended September 30, 2011, respectively.

Note 13. Derivative Financial Instruments

The Company enters into forward currency contracts to manage its exposure to fluctuations in certain foreign currency exchange rates. The Company enters into forward contracts to hedge forecasted transactions based in certain foreign currencies. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro forward contracts at September 30, 2012 were $28 million, with average exchange rates of 1.3, with terms of primarily less than one year. The Company reviews the effectiveness of its hedging instruments on a quarterly basis and records any ineffectiveness into earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, the Company may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur.

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

The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At September 30, 2012, the Company had three interest rate swap agreements with an aggregate notional amount of $150 million under which the Company pays floating rates and receives fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2014. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness. During the nine months ended September 30, 2012, in connection with the redemption of its 6.25% Senior Notes (see Note 9), the Company terminated three interest rate swap agreements with a total notional amount of $250 million, resulting in a gain of approximately $3 million recorded to interest expense.

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

Fair Value of Derivative Instruments

(in millions)

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$3
Interest rate swaps	Other assets	6	Other assets	12

Total assets		$6		$15

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$—

Total liabilities		$1		$—

Consolidated Statements of Income and Comprehensive Income

for the Three and Nine Months Ended September 30, 2012 and 2011

(in millions)

Balance at June 30, 2012	$(2)
Mark-to-market loss (gain) on forward exchange contracts	—
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	2

Balance at September 30, 2012	$—

Balance at December 31, 2011	$(3)
Mark-to-market (gain) loss on forward exchange contracts	—
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	3

Balance at September 30, 2012	$—

Balance at June 30, 2011	$2
Mark-to-market (gain) loss on forward exchange contracts	(3)
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(1)

Balance at September 30, 2011	$(2)

Balance at December 31, 2010	$—
Mark-to-market (gain) loss on forward exchange contracts	—
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(2)

Balance at September 30, 2011	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
		2012	2011
Foreign forward exchange contracts	Interest expense, net	$(8)	$16

Total (loss) gain included in income		$(8)	$16

		Nine Months Ended September 30,
		2012	2011
Foreign forward exchange contracts	Interest expense, net	$(7)	$11

Total (loss) gain included in income		$(7)	$11

Note 14. Discontinued Operations

During the three months ended September 30, 2012, the gain of $23 million (net of tax) primarily relates to the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation, which was acquired by the Company in 1998. The gain of $15 million (net of tax) for the nine months ended September 30, 2012 also includes a $5 million (net of tax) write-down to fair market value, based on current market prices, of certain wholly-owned hotels classified as held for sale (see Note 6). Additionally, the Company recorded a loss of $1 million and $3 million (net of tax) for the three and nine months ended September 30, 2012, respectively, for accrued interest related to an uncertain tax position associated with a previous disposition.

During the three and nine months ended September 30, 2011, the Company recorded a loss of $1 million and $19 million, respectively, (net of tax) related to the sale of the Company’s interest in a consolidated joint venture (see Note 5). Additionally, the Company recorded a loss of $1 million and $3 million (net of tax) for the three and nine months ended September 30, 2011, respectively, for accrued interest related to an uncertain tax position associated with a previous disposition.

Note 15. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,
	2012			2011
	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Service cost	$—	$0.1	$—	$—	$0.1	$—
Interest cost	0.2	2.3	0.2	0.2	2.4	0.2
Expected return on plan assets	—	(3.0)	—	—	(2.9)	—
Amortization of actuarial loss	0.1	0.5	0.1	0.1	0.3	—

Net period benefit cost (income)	$0.3	$(0.1)	$0.3	$0.3	$(0.1)	$0.2

	Nine Months Ended September 30,
	2012			2011
	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Service cost	$—	$0.1	$—	$—	$0.1	$—
Interest cost	0.6	7.1	0.6	0.7	7.3	0.7
Expected return on plan assets	—	(9.0)	—	—	(8.8)	—
Amortization of actuarial loss	0.2	1.5	0.1	0.1	1.0	—

Net period benefit cost (income)	$0.8	$(0.3)	$0.7	$0.8	$(0.4)	$0.7

During the three and nine months ended September 30, 2012, the Company contributed approximately $5 million and $10 million, respectively, to its pension and postretirement benefit plans. For the remainder of 2012, the Company expects to contribute approximately $1 million to its pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.

Note 16. Income Taxes

The total amount of unrecognized tax benefits as of September 30, 2012, was $164 million, of which $46 million would affect the Company’s effective tax rate if recognized. It is reasonably possible that approximately $60 million of the Company’s unrecognized tax benefits as of September 30, 2012 will reverse within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2012, the Company had $80 million accrued for the payment of interest and $1 million accrued for the payment of penalties.

The Company is subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of September 30, 2012, the Company is no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which the Company operates, the Company is no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 17. Stockholders’ Equity

The following tables represent changes in stockholders’ equity that are attributable to Starwood’s stockholders and non-controlling interests for the three and nine month periods ending September 30, 2012 (in millions):

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at June 30, 2012	$3,235	$2	$999	$(358)	$2,587	$5
Net income (loss)	170	—	—	—	170	—
Equity compensation activity and other	31	—	31	—	—	—
Share repurchases	(79)	—	(79)	—	—	—
Other comprehensive income (loss)	21	—	—	21	—	—

Balance at September 30, 2012	$3,378	$2	$951	$(337)	$2,757	$5

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2011	$2,955	$2	$963	$(348)	$2,337	$1
Net income (loss)	420	—	—	—	420	—
Equity compensation activity and other	132	—	128	—	—	4
Share repurchases	(140)	—	(140)	—	—	—
Other comprehensive income (loss)	11	—	—	11	—	—

Balance at September 30, 2012	$3,378	$2	$951	$(337)	$2,757	$5

Share Issuances and Repurchases. During the three and nine months ended September 30, 2012, the Company issued approximately 266,000 and 2,220,000 Company common shares, respectively, as a result of stock option exercises. During the three months ended September 30, 2012, the Company repurchased 1,589,000 common shares at an average price of $49.52 for a total cost of approximately $79 million. During the nine months ended September 30, 2012, the Company repurchased 2,837,000 common shares at an average price of $49.33 for a total cost of approximately $140 million. As of September 30, 2012, $360 million remained available under the share repurchase authorization previously approved by the Company’s Board of Directors.

Note 18. Stock-Based Compensation

During the nine months ended September 30, 2012, in accordance with the Company’s 2004 Long-Term Incentive Compensation Plan, the Company granted stock options, restricted stock and restricted stock units to executive officers, members of the Board of Directors and certain employees. The Company granted approximately 371,000 stock options that had a weighted average grant date fair value of $18.62 per option. The weighted average exercise price of these options was $55.06. In addition, the Company granted approximately 1,466,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $54.99 per share or unit.

The Company recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $15 million and $49 million, in the three and nine months ended September 30, 2012, respectively, and $19 million and $56 million in the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, there was approximately $85 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized over a weighted-average period of 1.60 years on a straight-line basis.

Note 19. Fair Value

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$6	$—	$6

Liabilities:
Forward contracts	$—	$1	$—	$1

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

The Company believes the carrying values of its financial instruments related to current assets and current liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of the Company’s non-current financial instruments (in millions):

		September 30, 2012		December 31, 2011
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$3	$3	$2	$2
VOI notes receivable	3	180	224	93	109
Securitized vacation ownership notes receivable	3	348	443	446	551
Other notes receivable	3	22	22	26	26

Total financial assets		$553	$692	$567	$688

Liabilities:
Long-term debt	1	$1,653	$1,929	$2,194	$2,442
Long-term securitized debt	3	299	319	402	412

Total financial liabilities		$1,952	$2,248	$2,596	$2,854

Off-Balance sheet:
Letters of credit	2	$—	$108	$—	$171
Surety bonds	2	—	80	—	21

Total off-balance sheet		$—	$188	$—	$192

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

Note 20. Business Segment Information

On July 1, 2012, the Company completed an internal management reorganization related to its former hotel segment. Whereas its hotel business had previously been included in a single reportable segment, as a result of this reorganization, these results are now segregated into three separate hotel segments: (i) the Americas, (ii) EAME and (iii) Asia Pacific. The vacation ownership and residential business remains a separate segment. Prior period data has been restated to be consistent with the current year presentation.

The Company’s reportable segments each have a division president who is responsible for the management of the division. Each division president reports directly to the Company’s Chief Executive Officer who is also the Chief Operating Decision Maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.

Each hotel segment generates its earnings through a network of owned, leased, consolidated and unconsolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W®, Le Méridien®, Aloft®, Element®, and Four Points® by Sheraton, as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees.

The management of the Company’s vacation ownership and residential sales business is conducted by the vacation ownership and residential segment. The vacation ownership and residential segment generates its earnings through the acquisition, development and operation of vacation ownership resorts, marketing and selling of VOIs, and providing financing to customers who purchase such interests.

The CODM primarily evaluates the operating performance of a segment based on segment earnings. The Company defines segment earnings as net income attributable to its common stockholders before interest expense, taxes, depreciation and amortization, as well as the Company’s share of interest, depreciation and amortization associated with its unconsolidated joint ventures. Segment earnings also excludes certain recurring and nonrecurring items, such as restructuring costs, goodwill impairment and other special charges and gains (losses) on asset dispositions and impairments. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within its four segments, the Company also has other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed property owners. These revenues, together with the corresponding expenses, are not recorded within the segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

The following tables present revenues, segment earnings, earnings from unconsolidated ventures, capital expenditures, total assets, and investments in unconsolidated ventures for the Company’s reportable segments. Prior periods have been restated to reflect the current period presentation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Americas(a)	$392	$385	$1,221	$1,209
EAME	152	164	410	447
Asia Pacific	81	77	239	212
Vacation ownership and residential	204	139	1,026	429

Total segment revenues	829	765	2,896	2,297
Other revenues from managed and franchised hotels	603	589	1,828	1,745
Other corporate revenues – unallocated	23	18	64	51

	$1,455	$1,372	$4,788	$4,093

(a)	Includes revenues of $269 million and $260 million for the three months ended September 30, 2012 and 2011, respectively, and $840 million and $834 million for the nine months ended September 30, 2012 and 2011, respectively, from hotels located in the United States of America. No other country contributed more than 10% of the Company’s total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment earnings:
Americas	$134	$124	$421	$395
EAME	60	61	141	147
Asia Pacific	47	44	149	129
Vacation ownership and residential	47	32	237	101

Total segment earnings	288	261	948	772
Other corporate unallocated	23	19	65	52
Corporate selling, general, administrative and other – unallocated	(36)	(39)	(118)	(113)
Gain (loss) on asset dispositions and impairments, net	1	45	(7)	14
Restructuring, goodwill and other special charges (credits)	—	—	11	—
Adjustments to equity earnings(a)	(10)	(19)	(31)	(43)
Interest expense	(39)	(46)	(150)	(153)
Depreciation and amortization	(61)	(65)	(186)	(200)
Discontinued operations, net	23	(1)	15	(21)
Income taxes	(19)	8	(127)	14

Net income	$170	$163	$420	$322

(a)	Includes interest expense, depreciation, and amortization expense related to equity earnings not allocated to segment earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings from unconsolidated ventures included in segment earnings is as follows:
Americas	$6	$6	$22	$21
EAME	1	—	3	2
Asia Pacific	7	7	24	23
Vacation ownership and residential	—	1	1	3

Total earnings from unconsolidated ventures	$14	$14	$50	$49

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capital expenditures:
Americas	$59	$43	$132	$96
EAME	23	54	72	81
Asia Pacific	11	3	13	6
Vacation ownership and residential(a)	(1)	42	7	118

Total segment capital expenditures	92	142	224	301
Other corporate unallocated	16	44	52	88

	$108	$186	$276	$389

(a)	Represents gross inventory capital expenditures less cost of sales of $(7) million and $30 million for the three months ended September 30, 2012 and 2011, respectively, and $(10) million and $77 million for the nine months ended September 30, 2012 and 2011, respectively. Additionally, includes development capital of $6 million and $12 million for the three months ended September 30, 2012 and 2011, respectively, and $17 million and $41 million for the nine months ended September 30, 2012 and 2011, respectively.

	September 30, 2012	December 31, 2011
Assets:
Americas(a)	$2,353	$2,307
EAME	899	830
Asia Pacific	577	610
Vacation ownership and residential	1,467	2,056

Total segment assets	5,296	5,803
Other corporate assets	3,913	3,757

	$9,209	$9,560

(a)	Includes long-lived assets of $1.6 billion and $2.0 billion located in the United States of America. No other country contributed more than 10% of the Company’s total long-lived assets.

	September 30, 2012	December 31, 2011
Investments in unconsolidated ventures:
Americas	$76	$70
EAME	25	22
Asia Pacific	139	137
Vacation ownership and residential	21	30

Total investments in unconsolidated ventures	$261	$259

Note 21. Commitments and Contingencies

Variable Interest Entities. The Company has evaluated 21 hotels in which it has a variable interest, generally in the form of investments, loans, guarantees, or equity. The Company determines if it is the primary beneficiary of the hotel by considering the qualitative factors. Qualitative factors include evaluating if the Company has the power to control the VIE and has the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. The Company has determined it is not the primary beneficiary of the 21 VIEs, and therefore these entities are not consolidated in the Company’s financial statements. See Note 7 for the VIEs in which the Company is deemed the primary beneficiary and has consolidated the entities.

The 21 VIEs associated with the Company’s variable interests represent entities that own hotels for which the Company has entered into management or franchise agreements. The Company is paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity and debt.

At September 30, 2012, the Company had approximately $96 million of investments and loan balances of $10 million associated with 19 of the 21 VIEs. As the Company is not obligated to fund future cash contributions under these agreements, the maximum loss equals the carrying value. In addition, the Company has not contributed amounts to the VIEs in excess of its contractual obligations.

Additionally, the Company had approximately $5 million of investments and certain performance guarantees associated with the remaining two VIEs. The performance guarantees have possible cash outlays of up to $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.

At December 31, 2011, the Company had evaluated the 18 hotels in which it had a variable interest. As of that date, the Company had approximately $83 million of investments and a loan balance of $9 million associated with 16 of the 18 VIEs. Additionally, the Company had approximately $5 million of investments and certain performance guarantees associated with the remaining two VIEs.

Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of, or partners in, hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $12 million at September 30, 2012. The Company evaluates these loans for impairment, and at September 30, 2012, believes the net carrying value of these loans is collectible. Unfunded loan commitments aggregating $18 million were outstanding at September 30, 2012, none of which is expected to be funded in the next twelve months or in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $95 million of equity and other potential contributions associated with managed or joint venture properties, $56 million of which is expected to be funded in the next twelve months.

Surety bonds issued on behalf of the Company as of September 30, 2012 totaled $80 million, primarily related to an appeal of certain litigation, requirements by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

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

Note 22. Subsequent Events

On October 2, 2012, the Company completed the sale of certain wholly-owned hotels, which were classified as assets held for sale as of September 30, 2012. The sales of these hotels closed, unencumbered by management or franchise agreements, and the Company received cash proceeds of approximately $265 million, net (see Note 6).

On October 24, 2012, the Company completed a securitization involving the issuance of $166 million of fixed rate notes secured by approximately $174 million in timeshare mortgages resulting in an advance rate of 95% with an effective note yield of 2.02%. The proceeds from the transaction will be used for general corporate purposes and to repay the securitized vacation ownership debt related to the 2005 securitization. The securitization transaction does not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized. The costs associated with the transaction are expected to total $2 million and will be recognized using the effective interest method. The Company received total unrestricted net cash proceeds from the transaction of approximately $140 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and labor unions, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

On July 1, 2012, we completed an internal management reorganization related to our former hotel segment. Whereas our hotel business had previously been included in a single reportable segment, as a result of this reorganization, these results are now segregated into three separate hotel segments: (i) the Americas, (ii) Europe, Africa and the Middle East (“EAME”), and (iii) Asia Pacific. Our vacation ownership and residential business remains a separate segment. Prior period data has been restated to be consistent with the current year presentation.

In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussion of our consolidated operating results, which were unaffected by our internal management reorganization, as well as discussion about each of our four segments. Additionally, Note 20 to the consolidated financial statements presents further information about our segments.

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management fees and franchise fees; (3) vacation ownership and residential sales and (4) other revenues from managed and franchised properties. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

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

•

Management Fees and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Sheraton®, Westin®, Four Points® by Sheraton, Le Méridien®, St. Regis®, W®, Luxury Collection®, Aloft® and Element® brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with our owned, leased and consolidated joint venture hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•

Vacation Ownership and Residential Sales — We recognize revenue from the sale and financing of VOIs and the sale of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer’s demonstration of a sufficient level of initial and continuing involvement. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold. Residential fee revenue is recorded in the period that a purchase and sale agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectability of the fees is reasonably assured. Residential sales revenue on whole ownership units is generally recorded using the completed contract method, whereby revenue is recognized only when a sales contract is completed or substantially completed. During the performance period, costs and deposits are recorded on the balance sheet.

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

Frequent Guest Program. Starwood Preferred Guest (“SPG”) is our frequent guest incentive-marketing program. SPG members earn points based on spending at our owned, managed and franchised hotels, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards. Points can be redeemed at substantially all of our owned, managed and franchised hotels as well as through other redemption opportunities with third parties, such as conversion to airline miles.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of September 30, 2012 and December 31, 2011 was $872 million and $844 million, respectively, of which $260 million and $251 million, respectively, was included in accrued expenses.

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

Assets Held for Sale. We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of properties for which we have significant continuing involvement (such as, through a long-term management agreement) is deferred and recognized over the initial term of the related agreement. The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless we will have continuing involvement (such as, through a management or franchise agreement) after the sale.

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of September 30, 2012, the average estimated default rate for our pools of receivables was approximately 9.8%.

The primary credit quality indicator used by us to calculate the loan loss reserve for the vacation ownership notes is the origination of the notes by brand (Sheraton, Westin, and Other) as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired. In addition to quantitatively calculating the loan loss reserve based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year, and the FICO scores of the buyers.

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

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future available taxable income by taxing jurisdiction, the carry-back and carry-forward periods available to us for tax reporting purposes and tax attributes.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2012 and 2011.

Despite slowing growth in the global economy, we continued to drive increases in both room rates and occupancy in gateway cities around the world. As we move forward, we believe we are uniquely positioned due to the strength of our brands, our high-end focus, and our geographic diversification. We remain committed to investing in our core operations while also expanding our presence in emerging markets, especially in Asia and Latin America. Starwood is particularly well positioned to take advantage of global growth through our operating teams that have worked in the emerging markets for decades. We also expect to grow in the developed world as new hotel supply remains well below historic rates of growth and we look to build out our underpenetrated brands in these markets. Although we acknowledge that known and unknown challenges could slow or derail the lodging economy, and that uncertainty exists in the United States as well as internationally, we remain optimistic that the strength of our brands will continue to drive strong operating results. We believe that we have the highest quality pipeline in the industry, as measured by percentage growth potential as well as our focus on valuable management contracts in the upper upscale and luxury segments.

At September 30, 2012, we had approximately 370 hotels in the active pipeline representing approximately 95,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 69% are in the upper upscale and luxury segments and 86% are outside of North America. During the third quarter of 2012, we signed 25 hotel management and franchise contracts representing approximately 4,800 rooms of which 18 are new builds and seven are conversions from another brand. We also opened 20 new hotels and resorts representing approximately 6,500 rooms. During the third quarter of 2012, four hotels left the system, representing approximately 800 rooms.

An indicator of the performance of our owned, leased and consolidated joint venture hotels, as well as our managed and franchised hotels, is REVPAR, as it measures the period-over-period change in rooms’ revenue for comparable properties. Along with REVPAR, we also evaluate our hotels by measuring the change in Average Daily Rate (“ADR”) and occupancy. This is particularly the case in the United States, where there is no impact on this measure from foreign currency exchange rates.

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

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2012 (with comparable data for 2011):

Top Five Metropolitan Areas in the United States as a % of Total Owned Revenues for the Three Months Ended September 30, 2012 with Comparable Data for the Same Period in 2011 (1)

Metropolitan Area	2012 Revenues	2011 Revenues
New York, NY	11.9%	12.4%
Hawaii	7.6%	6.5%
San Francisco, CA	4.7%	4.2%
Atlanta, GA	2.6%	3.4%
Phoenix, AZ	2.6%	2.6%

Top Five Metropolitan Areas in the United States as a % of Total Owned Revenues for the Nine Months Ended September 30, 2012 with Comparable Data for the Same Period in 2011 (1)

Metropolitan Area	2012 Revenues	2011 Revenues
New York, NY	11.7%	11.5%
Hawaii	7.0%	6.0%
Phoenix, AZ	5.6%	5.1%
San Francisco, CA	4.5%	4.1%
Atlanta, GA	3.0%	3.8%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2012 (with comparable data for 2011):

Top Five International Markets as a % of Total Owned Revenues for the Three Months Ended September 30, 2012 with Comparable Data for the Same Period in 2011 (1)

International Market	2012 Revenues	2011 Revenues
Canada	11.1%	11.0%
Spain	8.2%	7.4%
Italy	7.4%	8.7%
Australia	4.8%	4.9%
United Kingdom	4.6%	4.3%

Top Five International Markets as a % of Total Owned Revenues for the Nine Months Ended September 30, 2012 with Comparable Data for the Same Period in 2011 (1)

International Market	2012 Revenues	2011 Revenues
Canada	10.9%	11.0%
Italy	6.8%	7.7%
Spain	6.2%	6.5%
Australia	4.8%	4.7%
Mexico	4.5%	4.0%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Consolidated Results

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$425	$441	$(16)	(3.6)%
Management Fees, Franchise Fees and Other Income	219	202	17	8.4%
Vacation Ownership and Residential	208	140	68	48.6%
Other Revenues from Managed and Franchised Properties	603	589	14	2.4%

Total Revenues	$1,455	$1,372	$83	6.0%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from four owned hotels that were sold or closed in 2011 and 2012. These sold or closed hotels had revenues of $12 million in the three months ended September 30, 2012 compared to $27 million for the corresponding period in 2011. Revenues at our Same-Store Owned Hotels (46 hotels for the three months ended September 30, 2012 and 2011, excluding the four hotels sold and 11 additional hotels undergoing significant repositionings or without comparable results in 2012 and 2011) decreased 2.2%, or $8 million, to $359 million for the three months ended September 30, 2012 when compared to $367 million in the corresponding period of 2011.

REVPAR at our worldwide Same-Store Owned Hotels decreased 1.6% to $166.28 for the three months ended September 30, 2012 when compared to the corresponding period in 2011. The decrease in REVPAR at these worldwide Same-Store Owned Hotels resulted from a decrease in ADR of 1.4% to $221.97 for the three months ended September 30, 2012 compared to $225.20 for the corresponding period in 2011. Occupancy rates remained relatively consistent at 74.9% in the three months ended September 30, 2012 when compared to 75.0% in the corresponding period in 2011. While REVPAR growth was particularly strong at our owned hotels in Hawaii, San Francisco, California and Rio de Janeiro, Brazil, the growth was more than offset by decreases in REVPAR at our owned hotels in Montreal, Canada, Buenos Aires, Argentina and Italy.

The increase in management fees, franchise fees and other income was primarily a result of a $13 million increase in management fees and franchise fees to $175 million for the three months ended September 30, 2012 compared to $162 million for the corresponding period in 2011. Management fees increased 7.0% to $122 million and franchise fees increased 10.4% to $53 million. These increases were primarily due to the net addition of 55 managed and franchised hotels to our system since the three months ended September 30, 2011 and a 1.3% increase in Worldwide Systemwide REVPAR compared to the same period in 2011.

Total vacation ownership and residential services revenue increased $68 million to $208 million for the three months ended September 30, 2012 when compared to the corresponding period in 2011, primarily due to the recognition of residential sales at the St. Regis Bal Harbour Resort residential project (“Bal Harbour”). In late 2011, we started contract closings for Bal Harbour and, during the three months ended September 30, 2012, realized revenues of $62 million. During the three months ended September 30, 2012, we closed sales of 14 units, all of which were from sales in 2012. From project inception through September 30, 2012, we have closed contracts and recognized revenue on approximately 64% of the total residential units.

Vacation ownership revenues for the three months ended September 30, 2012 increased 2.2% to $141 million compared to the corresponding period in 2011 primarily due to increased revenues from resort operations. Originated contract sales of VOI inventory decreased 1.2% in the three months ended September 30, 2012 when compared to the corresponding period in 2011, primarily due to lower tour flow partially offset by a slight increase in the average price of vacation ownership units sold. The number of contracts signed decreased 3.8% when compared to 2011 and the average contract amount per vacation ownership unit sold increased 1.8% to approximately $14,300 driven by inventory mix.

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

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$ 87	$ 88	$ (1)	(1.1)%

Selling, general, administrative and other expenses decreased slightly to $87 million compared to $88 million.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$ 61	$ 65	$ (4)	(6.2)%

The decrease in depreciation and amortization expense for the three months ended September 30, 2012 when compared to the same period of 2011, was primarily due to reduced depreciation expense from sold hotels and hotels reclassified to assets held for sale and reduced amortization expense from certain intangible assets that are now fully amortized, partially offset by additional depreciation related to capital expenditures in the last twelve months.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$ 200	$ 162	$ 38	23.5%

The increase in operating income for the three months ended September 30, 2012, when compared to the corresponding period of 2011, was primarily due to the increase in management fees and franchise fees and the increase in vacation ownership and residential revenues discussed earlier.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$ 4	$ (5)	$ 9	n/m

n/m = not meaningful

The increase in equity earnings (losses) and gains and (losses) from unconsolidated joint ventures, net for the three months ended September 30, 2012 when compared to the same period of 2011 was primarily due to the favorable impact of foreign currency translation.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$ 39	$ 45	$ (6)	(13.3)%

Net interest expense decreased $6 million for the three months ended September 30, 2012 when compared to the same period of 2011, primarily due to lower interest expense due to a lower average debt balance, partially offset by a reduction of capitalized interest related to completed construction projects. For the three months ended September 30, 2012, we maintained a lower average debt balance, primarily due to the redemption of approximately $605 million of 7.875% Senior Notes in December 2011 and the redemption of approximately $495 million of 6.25% Senior Notes in June 2012. Our weighted average interest rate was approximately 7.03% at September 30, 2012 compared to 6.79% at September 30, 2011.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$1	$45	$(44)	n/m

During the three months ended September 30, 2012, we recorded a gain of approximately $1 million in dispositions and impairments, net, primarily related to the disposal of various non-core assets.

During the three months ended September 30, 2011, we recorded a gain of approximately $45 million primarily related to a $48 million gain as a result of the write-up to fair value of our previously held non-controlling interest in two hotels in which we obtained a controlling interest during the quarter (see Note 4). This gain was partially offset by $3 million in losses relating to the impairment of an investment in a management contract that was terminated during the quarter and the impairment of fixed assets due to a significant property renovation.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$19	$(8)	$27	n/m

The increase in income tax expense for the three months ended September 30, 2012, compared to the same period in 2011, was primarily due to the recognition of a net benefit of $20 million associated with the closing of an IRS audit, a benefit of approximately $8 million related to the reversal of a valuation allowance and a benefit of $7 million related to hotel acquisitions during the three months ended September 30, 2011. Additionally, during the three months ended September 30, 2012, income tax expense increased as a result of higher pretax income and a higher effective tax rate, offset by a $32 million tax benefit primarily related to the disposition of hotel assets during the period.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$23	$(2)	$25	n/m

During the three months ended September 30, 2012, we recorded a gain of $23 million (net of tax) primarily related to the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation, which was acquired by us in 1998. Additionally, we recorded a $1 million loss (net of tax) for accrued interest related to an uncertain tax position associated with a previous disposition.

During the three months ended September 30, 2011, we recorded a loss of $2 million (net of tax), primarily related to a $1 million loss (net of tax) from the sale of our interest in a consolidated joint venture and $1 million loss (net of tax) for accrued interest related to an uncertain tax position associated with a previous disposition.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended September 30, 2012 and 2011. The results for the three months ended September 30, 2012 and 2011 represent results for 46 owned, leased and consolidated joint venture hotels (excluding four hotels sold and 11 hotels undergoing significant repositionings or without comparable results in 2012 and 2011).

	Three Months Ended September 30,		Variance
	2012	2011
Worldwide (46 hotels with approximately 15,500 rooms)
REVPAR(1)	$166.28	$168.92	(1.6)%
ADR	$221.97	$225.20	(1.4)%
Occupancy	74.9%	75.0%	(0.1)

Americas (30 hotels with approximately 11,900 rooms)
REVPAR(1)	$137.88	$137.78	0.1%
ADR	$193.64	$190.92	1.4%
Occupancy	71.2%	72.2%	(1.0)

EAME (12 hotels with approximately 2,300 rooms)
REVPAR(1)	$294.42	$312.39	(5.8)%
ADR	$339.90	$371.49	(8.5)%
Occupancy	86.6%	84.1%	2.5

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR(1)	$198.10	$198.05	0.0%
ADR	$223.90	$232.49	(3.7)%
Occupancy	88.5%	85.2%	3.3

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended September 30, 2012 and 2011. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended September 30,		Variance
	2012	2011
Worldwide (1,128 hotels with approximately 333,800 rooms)
REVPAR(1)	$120.02	$118.47	1.3%
ADR	$168.31	$169.07	(0.4)%
Occupancy	71.3%	70.1%	1.2

Americas (647 hotels with approximately 197,100 rooms)
REVPAR(1)	$117.44	$112.13	4.7%
ADR	$158.48	$153.88	3.0%
Occupancy	74.1%	72.9%	1.2

EAME (245 hotels with approximately 60,700 rooms)
REVPAR(1)	$143.77	$154.13	(6.7)%
ADR	$212.64	$231.83	(8.3)%
Occupancy	67.6%	66.5%	1.1

Asia Pacific (236 hotels with approximately 76,000 rooms)
REVPAR(1)	$106.31	$105.55	0.7%
ADR	$160.93	$163.19	(1.4)%
Occupancy	66.1%	64.7%	1.4

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$392	$385	$7	1.8%
EAME	152	164	(12)	(7.3)%
Asia Pacific	81	77	4	5.2%
Vacation ownership and residential	204	139	65	46.8%

Total segment revenues	$829	$765	$64	8.4%

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$134	$124	$10	8.1%
EAME	60	61	(1)	(1.6)%
Asia Pacific	47	44	3	6.8%
Vacation ownership and residential	47	32	15	46.9%

Total segment earnings	$288	$261	$27	10.3%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring costs, goodwill impairment and other special charges and gains (losses) on asset dispositions and impairments. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 20 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues increased $7 million in the three months ended September 30, 2012, compared to the corresponding period in 2011. The increase in revenues was primarily related to an $11 million increase in management fees, franchise fees and other income, partially offset by a $5 million decrease in revenues from our owned, leased and consolidated joint venture hotels. The increase in management fees, franchise fees and other income was primarily due to the net addition of 18 managed and franchised hotels to our Americas segment since the three months ended September 30, 2011 and a 4.7% increase in Americas’ Same-Store Systemwide REVPAR compared to the same period in 2011.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from three owned hotels in the Americas that were sold or closed in 2011 and 2012. These sold or closed hotels had revenues of $12 million in the three months ended September 30, 2012 compared to $23 million for the corresponding period in 2011. Lost revenue from sold hotels was offset by a $10 million increase in revenues from seven owned hotels without comparable results in 2012 and 2011 and an increase in Americas’ Same-Store Owned Hotel REVPAR of 0.1% to $137.88 for the three months ended September 30, 2012 when compared to the corresponding period in 2011.

Segment earnings increased $10 million in the three months ended September 30, 2012, compared to the corresponding period in 2011, primarily due to the increase in management fees and franchise fees, offset by the decrease in revenues from our owned, leased and consolidated joint venture hotels discussed above.

EAME

Segment revenues decreased $12 million in the three months ended September 30, 2012, compared to the corresponding period in 2011. The decrease in revenues was primarily related to a $12 million decrease in our owned, leased and consolidated joint venture hotels and a decrease of $3 million in revenues from management fees, franchise fees and other income. The decrease in management fees, franchise fees and other income was primarily due to the negative impact of foreign currency translation and the net removal of two managed and franchised hotels from the EAME segment since the three months ended September 30, 2011.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenue from one owned hotel in the EAME segment that was sold in 2011. This sold hotel had no revenue in the three months ended September 30, 2012 compared to $4 million for the corresponding period in 2011. Revenues from owned, leased and consolidated joint venture hotels were also negatively impacted by a $2 million decrease in revenues from four owned hotels without comparable results in 2012 and 2011. EAME Same-Store Owned Hotel REVPAR decreased 5.8% to $294.42 for the three months ended September 30, 2012 when compared to the corresponding period in 2011.

Segment earnings decreased $1 million in the three months ended September 30, 2012, compared to the corresponding period in 2011, primarily driven by the decrease in revenues discussed above, partially offset by joint venture and other income.

Asia Pacific

Segment revenues increased $4 million in the three months ended September 30, 2012, compared to the corresponding period in 2011. The increase in revenues was primarily related to a $4 million increase in our revenues from management fees, franchise fees and other income, partially offset by unfavorable foreign currency translation. The increase in management fees, franchise fees and other income was due to the net addition of 39 managed and franchised hotels to the Asia Pacific segment since the three months ended September 30, 2011 and a 0.7% increase in Same-Store Systemwide Hotel REVPAR for the Asia Pacific segment for the three months ended September 30, 2012 when compared to the corresponding period in 2011.

Segment earnings increased $3 million in the three months ended September 30, 2012, compared to the corresponding period in 2011, primarily driven by the increase in management fees and franchise fees discussed above.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue increased $65 million to $204 million for the three months ended September 30, 2012 when compared to the corresponding period in 2011, primarily due to the recognition of residential sales at Bal Harbour, as mentioned previously. Segment earnings increased $15 million in the three months ended September 30, 2012, compared to the corresponding period in 2011, primarily driven by the increase in revenues from sales at Bal Harbour and resort and other income.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Consolidated Results

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,280	$1,329	$(49)	(3.7)%
Management Fees, Franchise Fees and Other Income	642	580	62	10.7%
Vacation Ownership and Residential	1,038	439	599	n/m
Other Revenues from Managed and Franchised Properties	1,828	1,745	83	4.8%

Total Revenues	$4,788	$4,093	$695	17.0%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from seven owned hotels that were sold or closed in 2011 and 2012. These sold or closed hotels had revenues of $48 million in the nine months ended September 30, 2012 compared to $117 million for the same period in 2011. Revenues at our Same-Store Owned Hotels (45 hotels for the nine months ended September 30, 2012 and 2011, excluding the seven hotels sold and 12 additional hotels undergoing significant repositionings or without comparable results in 2012 and 2011) remained relatively consistent at $1,055 million for the nine months ended September 30, 2012 compared to $1,054 million in the same period of 2011.

REVPAR at our worldwide Same-Store Owned Hotels increased 0.7% to $160.57 for the nine months ended September 30, 2012 when compared to the corresponding period in 2011. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in ADR of 0.2% to $220.46 for the nine months ended September 30, 2012 and an increase in occupancy rates to 72.8% in the nine months ended September 30, 2012 when compared to 72.4% for the corresponding period in 2011. While REVPAR growth was particularly strong at our owned hotels in Hawaii, San Francisco, California and Rio de Janeiro, Brazil, REVPAR decreased at our owned hotels in Montreal, Canada, Buenos Aires, Argentina and Italy.

The increase in management fees, franchise fees and other income was primarily a result of a $51 million increase in management fees and franchise fees to $513 million for the nine months ended September 30, 2012 compared to $462 million for the corresponding period in 2011. Management fees increased 12.7% to $363 million and franchise fees increased 7.1% to $150 million. These increases were primarily due to growth in REVPAR at existing hotels under management as well as the net addition of 55 managed and franchised hotels to our system since the nine months ended September 30, 2011 and a 3.3% increase in Worldwide Systemwide REVPAR compared to the same period in 2011.

Total vacation ownership and residential services revenue increased $599 million to $1,038 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the recognition of residential sales at Bal Harbour. For the nine months ended September 30, 2012, we have realized revenues of $585 million for residential sales at Bal Harbour, and we have closed sales of 161 units.

Vacation ownership revenues for the nine months ended September 30, 2012 increased 2.8% to $441 million compared to the same period in 2011 primarily due to increases in resort income, timing and recognition of deferred revenues offset partially by decreased originated contract sales. Originated contract sales of VOI inventory decreased 1.6% in the nine months ended September 30, 2012 when compared to the same period in 2011, primarily due to lower closing efficiency and a decrease in the average price per vacation ownership unit sold, partly offset by increased tour flow. The number of contracts signed decreased 0.9% when compared to 2011, and the average price per vacation ownership unit sold decreased 0.8% to approximately $14,900 driven by inventory mix.

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

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$ 269	$ 256	$ 13	5.1%

Selling, general, administrative and other expenses increased $13 million to $269 million for the nine months ended September 30, 2012 when compared to the same period of 2011, primarily due to non-recurring professional expenses in 2012 and favorable reserve adjustments recorded in the prior year.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
(in millions)
Restructuring, Goodwill Impairments and Other Special Charges (Credits), Net	$ (11)	$ —	$ (11)	n/m

As a result of a court ruling, during the nine months ended September 30, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of our litigation reserve attributable to our Americas segment.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$ 186	$ 200	$ (14)	(7.0)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2012, when compared to the same period of 2011, was primarily due to reduced depreciation expense from sold hotels and hotels reclassified to assets held for sale, reduced amortization expense from certain intangible assets that are now fully amortized, partially offset by additional depreciation related to capital expenditures in the last twelve months.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$ 669	$ 459	$ 210	45.8%

The increase in operating income for the nine months ended September 30, 2012 when compared to the same period of 2011 was primarily due to the increase in management fees and franchise fees and the increase in vacation ownership and residential revenues discussed earlier. For the nine months ended September 30, 2012, we also received an $11 million benefit from a favorable adjustment of a litigation reserve and a $14 million decrease in depreciation and amortization, partially offset by an increase in selling, general, administrative and other expenses.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$ 19	$ 6	$ 13	n/m

The increase in equity earnings (losses) and gains and (losses) from unconsolidated joint ventures for the nine months ended September 30, 2012 when compared to the same period of 2011 was primarily due to the favorable impact of foreign currency translation and a $2 million gain realized on the disposal of a non-core asset.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$ 149	$ 151	$ (2)	(1.3)%

Net interest expense decreased $2 million for the nine months ended September 30, 2012 when compared to the same period of 2011, primarily due to lower interest expense due to a lower average debt balance, offset by a reduction of capitalized interest related to completed construction projects and a net charge of approximately $15 million representing the tender premiums, swap settlements and other related redemption costs associated with the redemption in June 2012 of the 6.25% Senior Notes due 2013. For the nine months ended September 30, 2012, we maintained a lower average debt balance, primarily due to the redemption of approximately $605 million of 7.875% Senior Notes in December 2011 and the redemption of approximately $495 million of 6.25% Senior Notes in June 2012. Our weighted average interest rate was approximately 7.03% at September 30, 2012 compared to 6.79% at September 30, 2011.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$ (7)	$ 14	$ (21)	n/m

During the nine months ended September 30, 2012, we recorded a loss of $7 million on dispositions and impairments, net, related to the sale of an owned hotel, which was sold subject to a long-term franchise agreement, offset by the disposition of various non-core assets.

During the nine months ended September 30, 2011, we recorded a $14 million gain, primarily related to a $48 million gain as a result of the write-up to fair value of our previously held non-controlling interest in two hotels in which we obtained a controlling interest (see Note 4), partially offset by an impairment charge of $32 million to fully impair our noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan, and $3 million in losses relating to the impairment of an investment in a management contract that was terminated in the period and the impairment of fixed assets due to a significant property renovation.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
(in millions)
Income Tax (Benefit) Expense	$ 127	$ (14)	$ 141	n/m

The increase in income tax expense for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to the recognition of a net benefit of $50 million related to the sale of two wholly-owned hotels with high tax bases, a benefit of $20 million associated with the closing of an IRS audit, a benefit of approximately $8 million related to the reversal of a valuation allowance and a benefit of $12 million related to hotel acquisitions during the nine months ended September 30, 2011. Additionally, during the nine months ended September 30, 2012, income tax expense increased as a result of higher pretax income and a higher effective tax rate, offset by a $46 million tax benefit primarily related to the disposition of hotel assets during the period.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
(in millions)
Discontinued Operations, Net	$ 15	$ (22)	$ 37	n/m

During the nine months ended September 30, 2012, we recorded a gain of $15 million (net of tax) in discontinued operations, net, primarily due to a $23 million gain (net of tax) related to the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation, which was acquired by us in 1998. This gain was offset by a loss of $5 million (net of tax) related to the write-down to fair market value of certain wholly-owned hotels classified as held for sale, which were sold on October 2, 2012 (see Note 6).

During the nine months ended September 30, 2011, we recorded a loss of $22 million (net of tax), primarily related to a loss of $19 million (net of tax) on the sale of our interest in a consolidated joint venture.

Additionally, for both the nine months ended September 30, 2012 and September 30, 2011, we recorded a loss of $3 million (net of tax) for accrued interest related to an uncertain tax position associated with a previous disposition.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the nine months ended September 30, 2012 and 2011. The results for the nine months ended September 30, 2012 and 2011 represent results for 45 owned, leased and consolidated joint venture hotels (excluding seven hotels sold and 12 hotels undergoing significant repositionings or without comparable results in 2012 and 2011).

	Nine Months Ended September 30,		Variance
	2012	2011
Worldwide (45 hotels with approximately 15,300 rooms)
REVPAR(1)	$160.57	$159.41	0.7%
ADR	$220.46	$220.04	0.2%
Occupancy	72.8%	72.4%	0.4

Americas (30 hotels with approximately 11,900 rooms)
REVPAR(1)	$141.73	$137.75	2.9%
ADR	$199.33	$194.57	2.4%
Occupancy	71.1%	70.8%	0.3

EAME (11 hotels with approximately 2,100 rooms)
REVPAR(1)	$248.61	$266.54	(6.7)%
ADR	$324.84	$345.61	(6.0)%
Occupancy	76.5%	77.1%	(0.6)

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR(1)	$187.89	$180.78	3.9%
ADR	$226.44	$225.54	0.4%
Occupancy	83.0%	80.2%	2.8

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the nine months ended September 30, 2012 and 2011. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Nine Months Ended September 30,		Variance
	2012	2011
Worldwide (1,128 hotels with approximately 333,800 rooms)
REVPAR(1)	$117.27	$113.48	3.3%
ADR	$169.00	$168.21	0.5%
Occupancy	69.4%	67.5%	1.9

Americas (647 hotels with approximately 197,100 rooms)
REVPAR(1)	$115.82	$109.14	6.1%
ADR	$160.65	$155.60	3.2%
Occupancy	72.1%	70.1%	2.0

EAME (245 hotels with approximately 60,700 rooms)
REVPAR(1)	$133.70	$139.61	(4.2)%
ADR	$204.51	$218.76	(6.5)%
Occupancy	65.4%	63.8%	1.6

Asia Pacific (236 hotels with approximately 76,000 rooms)
REVPAR(1)	$106.25	$102.40	3.8%
ADR	$164.33	$164.01	0.2%
Occupancy	64.7%	62.4%	2.3

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$1,221	$1,209	$12	1.0%
EAME	410	447	(37)	(8.3)%
Asia Pacific	239	212	27	12.7%
Vacation ownership and residential	1,026	429	597	n/m

Total segment revenues	$2,896	$2,297	$599	26.1%

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$421	$395	$26	6.6%
EAME	141	147	(6)	(4.1)%
Asia Pacific	149	129	20	15.5%
Vacation ownership and residential	237	101	136	n/m

Total segment earnings	$948	$772	$176	22.8%

The Americas

Segment revenues increased $12 million in the nine months ended September 30, 2012, compared to the corresponding period in 2011. The increase in revenues was primarily related to a $32 million increase in management fees, franchise fees and other income, partially offset by a $16 million decrease in revenues from our owned, leased and consolidated joint venture hotels. The increase in management fees, franchise fees and other income was primarily due to a 6.1% increase in Americas’ Same-Store Systemwide REVPAR at existing hotels as well as the net addition of 18 managed and franchised hotels to the Americas segment since the nine months ended September 30, 2011.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from six owned hotels in the Americas segment that were sold or closed in 2011 and 2012. These sold or closed hotels had revenues of $48 million in the nine months ended September 30, 2012 compared to $104 million for the corresponding period in 2011. Lost revenue from sold hotels was offset by a $28 million increase in revenues from seven owned hotels without comparable results in 2012 and 2011 and an increase in Americas’ Same-Store Owned Hotel REVPAR of 2.9% to $141.73 for the nine months ended September 30, 2012 when compared to the corresponding period in 2011.

Segment earnings increased $26 million in the nine months ended September 30, 2012, compared to the corresponding period in 2011, primarily due to the increase in management fees and franchise fees, partially offset by a decrease in revenues from our owned, leased and consolidated joint venture hotels discussed above.

EAME

Segment revenues decreased $37 million in the nine months ended September 30, 2012, compared to the corresponding period in 2011. The decrease in revenues was primarily related to a $36 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a decrease of $1 million in revenues from management fees, franchise fees and other income. Management fees and franchise fees were negatively impacted by foreign currency translation and the net removal of two managed and franchised hotels from the EAME segment since the nine months ended September 30, 2011.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenue from one owned hotel that was sold in 2011. This sold hotel had no revenue in the nine months ended September 30, 2012 compared to $13 million for the corresponding period in 2011. Revenues from owned, leased and consolidated joint venture hotels were also negatively impacted by an $8 million decrease in revenues from five owned hotels without comparable results in 2012. EAME Same-Store Owned Hotel REVPAR decreased 6.7% to $248.61 for the nine months ended September 30, 2012 when compared to the corresponding period in 2011.

Segment earnings decreased $6 million in the nine months ended September 30, 2012, compared to the corresponding period in 2011, primarily driven by the decrease in revenues discussed above, partially offset by joint venture and other income.

Asia Pacific

Segment revenues increased $27 million in the nine months ended September 30, 2012, compared to the corresponding period in 2011. The increase in revenues was primarily related to a $20 million increase in our revenues from management fees, franchise fees and other income and a $5 million increase in revenues from our owned, leased and consolidated joint venture hotels. The increase in management fees, franchise fees and other income was primarily due to the net addition of 39 managed and franchised hotels to the Asia Pacific segment since the nine months ended September 30, 2011, partially offset by unfavorable foreign currency translation. Same-Store Systemwide Hotel REVPAR for the Asia Pacific segment increased 3.8% to $106.25 for the nine months ended September 30, 2012 when compared to the corresponding period in 2011.

The increase in revenues at our owned, leased and consolidated joint venture hotels resulted from an increase in REVPAR of 3.9% to $187.89 for the nine months ended September 30, 2012 when compared to the corresponding period in 2011, partially offset by unfavorable foreign currency translation.

Segment earnings increased $20 million in the nine months ended September 30, 2012, compared to the corresponding period in 2011, primarily driven by the increase in management fees and franchise fees discussed above.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue increased $597 million to $1,026 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the recognition of residential sales at Bal Harbour, as mentioned previously. Segment earnings increased $136 million in the nine months ended September 30, 2012, compared to the corresponding period in 2011, primarily driven by the increase in revenues from sales at Bal Harbour and resort and other income.

Seasonality and Diversification

The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first quarter than in the second, third or fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management fees and franchise fees, operating income from our owned hotels and sales of VOIs and residential units. Other sources of cash are distributions from joint ventures, servicing financial assets and interest income. These are the principal sources of cash used to fund our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments, property and income taxes and share repurchases.

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

Cash Used for Investing Activities

Gross capital spending during the nine months ended September 30, 2012 was as follows (in millions):

Maintenance Capital Expenditures(1):
Owned, leased and consolidated joint venture hotels	$36
Corporate and information technology	52

Subtotal	88

VOI and Residential Capital Expenditures:
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)(2)	$(30)
Capital expenditures for inventory — St. Regis Bal Harbour	20

Subtotal	(10)

Development Capital	198

Total Capital Expenditures	$276

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $25 million less cost of sales of $55 million.

In late 2011, we received the certificate of occupancy for our residential project in Bal Harbour. During the nine months ended September 30, 2012, we closed sales of 161 units and realized incremental cash proceeds of $470 million. From project inception through September 30, 2012, we have closed contracts and recognized revenue on approximately 64% of the total residential units.

Gross capital spending during the nine months ended September 30, 2012 included approximately $88 million of maintenance capital and $198 million of development capital. Investment spending on gross VOI and residential inventory was $45 million, primarily in Bal Harbour and Orlando, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2012 (excluding vacation ownership and residential inventory) will be approximately $150 million for maintenance, renovations, and technology capital. In addition, for the full year 2012, we currently expect to spend approximately $325 million for investment projects, various joint ventures and other investments.

In order to secure management or franchise agreements, we have made loans to third-party owners, made non-controlling investments in joint ventures and provided certain guarantees and indemnifications. See Note 21 of the consolidated financial statements for our discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures.

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

Since 2006 and through September 30, 2012, we have sold 68 hotels realizing cash proceeds of approximately $5.8 billion in numerous transactions, including cash proceeds of approximately $255 million from the sale of three hotels during the nine months ended September 30, 2012. Additionally, on October 2, 2012, we sold certain wholly-owned hotels and received cash proceeds of approximately $265 million, net (see Note 6). To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.

There can be no assurance that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of September 30, 2012:

	Amount Outstanding at September 30, 2012(a)	Weighted Average Interest Rate at September 30, 2012	Weighted Average Remaining Term
	(in millions)		(In years)
Floating Rate Debt
Revolving Credit	$—	—	1.1
Mortgages and Other	47	4.65%	3.8
Interest Rate Swaps	150	5.72%

Total/Average	$197	5.46%	3.8

Fixed Rate Debt
Senior Notes	$1,594	7.34%	4.0
Mortgages and Other	13	3.05%	14.9
Interest Rate Swaps	(150)	7.88%

Total/Average	$1,457	7.25%	4.1

Total Debt
Total Debt and Weighted Average Terms	$1,654	7.03%	4.1

(a)	Excludes approximately $415 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

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

Also during the nine months ended September 30, 2012, we prepaid $52 million of third party debt previously secured by one owned hotel.

Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Gross Unsecuritized Debt	$1,654	$2,197
less: cash (including restricted cash of $144 million in 2012 and $212 million in 2011)	(795)	(666)

Net Unsecuritized Debt	$859	$1,531

Gross Securitized Debt (non-recourse)	$410	$532
less: cash restricted for securitized debt repayments (not included above)	(17)	(22)

Net Securitized Debt	$393	$510

Total Net Debt	$1,252	$2,041

Our Facility is used to fund general corporate cash needs. As of September 30, 2012, we have availability of over $1.5 billion under the Facility. The Facility allows for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 2.00% plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage and coverage covenants.

On October 24, 2012, we completed a securitization involving the issuance of $166 million of fixed rate notes secured by approximately $174 million in timeshare mortgages resulting in an advance rate of 95% with an effective note yield of 2.02%. The proceeds from the transaction will be used for general corporate purposes and to repay the securitized vacation ownership debt related to the 2005 securitization. The securitization transaction does not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized. The costs associated with the transaction are expected to total $2 million and will be recognized using the effective interest method. We received total unrestricted net cash proceeds from the transaction of approximately $140 million (see Note 22).

On October 24, 2012, the Board of Directors declared our annual cash dividend of $1.25 per share. The dividend will be paid on December 28, 2012 to stockholders of record on December 14, 2012.

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities (including $499 million of 7.875% Senior Notes due in October 2014), dividends (including the $1.25 per share declared for 2012), working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $151 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we would be subject to U.S. income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following commercial commitments outstanding as of September 30, 2012 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$108	$105	$—	$—	$3

For the nine months ended September 30, 2012, we repurchased 2,837,000 common shares in the open market at an average price of $49.33 for a total cost of approximately $140 million (see Note 17).

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At September 30, 2012, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer (1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer (1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer (1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer (1)
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

(1)	Filed herewith.

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

Date: October 30, 2012