Form 10-K
period 2012-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2013-02-21
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sales price as quoted on the New York Stock Exchange was approximately $10.4 billion.

As of February 11, 2013, the registrant had 193,718,203 shares of common stock outstanding.

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

General

We are one of the largest hotel and leisure companies in the world, with 1,134 properties in nearly 100 countries and 171,000 employees at our owned and managed properties. We conduct our hotel and leisure business both directly and through our subsidiaries. We boast one of the industry’s leading loyalty programs, Starwood Preferred Guest (“SPG”), allowing members to earn and redeem points for room stays, room upgrades and flights, with no blackout dates. We also own Starwood Vacation Ownership, Inc., a premier provider of world-class vacation experiences through villa-style resorts and privileged access to Starwood brands.

Our revenue and earnings are derived primarily from hotel operations, which include management and other fees earned from hotels we manage pursuant to management contracts, the receipt of franchise and other fees and the operation of our owned hotels. We consider our hotels and resorts, including vacation ownership resorts (together “Hotels”), generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence attributable to age, condition of facilities, and style can adversely affect our Hotels, we and the third-party owners of managed and franchised Hotels expend substantial funds to renovate and maintain our facilities in order to remain competitive. For further information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this Annual Report.

Our hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segments of the lodging industry. We seek to acquire management or franchise rights with respect to, or interests in, properties in these segments. At December 31, 2012, our hotel business included 1,121 owned, managed or franchised hotels with approximately 328,000 rooms, comprising 53 hotels that we own or lease or in which we have a majority equity interest, 547 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 521 hotels for which we receive franchise fees. Additionally, our vacation ownership and residential business included 13 stand-alone vacation ownership resorts and residential properties at December 31, 2012. All brands (other than the Four Points by Sheraton and the Aloft and Element brands) represent full-service properties that range in amenities from luxury hotels to more moderately priced hotels. Our Four Points by Sheraton, Aloft and Element brands are select-service properties that cater to more value oriented consumers.

Our operations are in geographically diverse locations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2012:

	Number of Properties	Rooms
Managed and unconsolidated joint venture hotels	547	183,000
Franchised hotels	521	127,700
Owned hotels (a)	53	17,300
Vacation ownership resorts and stand-alone properties	13	7,400

Total properties	1,134	335,400

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of Properties	Rooms
North America (and Caribbean)	576	181,100
Europe	164	39,700
Asia Pacific	243	77,800
Africa and the Middle East	80	21,100
Latin America (and Mexico)	71	15,700

Total properties	1,134	335,400

On July 1, 2012, we completed an internal management reorganization related to our former hotel segment. Whereas our hotel business had previously been included in a single reportable segment, as a result of this reorganization, these results are now segregated into three separate hotel segments: (i) the Americas, (ii) Europe, Africa and the Middle East (“EAME”), and (iii) Asia Pacific. The vacation ownership and residential business remains a separate segment. Note 26 to the consolidated financial statements presents further information about our segments.

For a discussion of our revenues, profits, assets and reportable segments, see our consolidated financial statements of this Annual Report, including the notes thereto.

The Corporation was incorporated in 1980 under the laws of Maryland. Sheraton and Westin, Starwood’s largest brands, have been serving guests for more than 60 years. Starwood Vacation Ownership (and its predecessor, Vistana, Inc.) has been selling vacation ownership interests (“VOIs”) for more than 30 years.

Our principal executive offices are located at One StarPoint, Stamford, Connecticut 06902, and our telephone number is (203) 964-6000.

Hotel Business

Managed and Franchised Hotels. Hotel and resort properties in the United States are often owned by entities that do not manage hotels or own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. We believe that companies, such as Starwood, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management, marketing and reservation services. In 2012, we opened 68 managed and franchised hotels with approximately 17,500 rooms, and 20 managed and franchised hotels with approximately 4,200 rooms exited our system.

Managed Hotels. We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide centralized reservation services and coordinate national and international advertising and certain marketing and promotional services. We prepare and implement annual budgets for the hotels we manage and are responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2012, we managed 547 hotels with approximately 183,000 rooms worldwide.

During the year ended December 31, 2012, we generated management fees by geographic area as follows:

United States	33.5%
Asia Pacific	30.5%
Europe	14.8%
Middle East and Africa	12.7%
Latin America, Caribbean & Canada	8.5%

Total	100.0%

Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, national and international advertising and sales and marketing. In our experience, owners seek hotel managers that can provide attractively priced base, incentive and marketing fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand, so as to align the interests of the owner and Starwood. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept or will retain a particular management contract. During the year ended December 31, 2012, we opened 41 managed hotels with approximately 12,500 rooms, and 11 managed hotels with approximately 2,400 rooms exited our system. In addition, during 2012, we signed management agreements for 79 hotels with approximately 21,600 rooms, a small portion of which opened in 2012 and the majority of which will open in the future.

Brand Franchising and Licensing. We franchise our Luxury Collection, Westin, Le Méridien, Sheraton, Four Points by Sheraton, Aloft and Element brand names and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, national and international advertising and sales and marketing. In addition, a franchisee may purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. We also review certain plans for, and the location of, franchised hotels and review their design. At December 31, 2012, there were 521 franchised properties with approximately 127,700 rooms.

During the year ended December 31, 2012, we generated franchise fees by geographic area as follows:

United States	69.9%
Latin America, Caribbean & Canada	13.6%
Asia Pacific	9.0%
Europe	7.0%
Middle East and Africa	0.5%

Total	100.0%

In addition to the franchise contracts we retained in connection with the sale of hotels during the year ended December 31, 2012, we opened 27 franchised hotels with approximately 5,000 rooms, and 9 franchised hotels with approximately 1,800 rooms exited our system. In addition, during 2012 we signed franchise agreements for 52 hotels with approximately 8,900 rooms, a portion of which opened in 2012 and a portion of which will open in the future.

Owned, Leased and Consolidated Joint Venture Hotels. Historically, we have derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by the hotels in North America. However, beginning in 2006, we embarked upon a strategy of selling a significant number of hotels. The majority of these hotels were sold subject to long-term management or franchise contracts. Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the years ending December 31, 2012, 2011 and 2010 were $1.698 billion, $1.768 billion and $1.704 billion, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $956 million, $1.001 billion and $1.067 billion for 2012, 2011 and 2010, respectively).

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the years ended December 31, 2012 and 2011:

Top Five Domestic Markets in the United States as a % of Total Owned

Revenues for the Years Ended December 31, 2012 and 2011(1)

	2012	2011
Metropolitan Area	Revenues	Revenues
New York, NY	11.9%	12.4%
Hawaii	6.7%	6.1%
Phoenix, AZ	5.6%	5.3%
San Francisco, CA	4.6%	4.1%
Atlanta, GA	3.1%	3.6%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the years ended December 31, 2012 and 2011:

Top Five International Markets as a % of Total Owned

Revenues for the Years Ended December 31, 2012 and 2011(1)

	2012	2011
Country	Revenues	Revenues
Canada	11.4%	11.0%
Italy	6.7%	7.4%
Spain	6.1%	5.9%
Australia	5.0%	4.9%
Mexico	4.6%	4.2%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

During the years ended December 31, 2012 and 2011, we invested approximately $315 million and $283 million, respectively, for capital expenditures at owned hotels. These capital expenditures included renovation costs at The Westin Peachtree Plaza in Atlanta, GA, the Sheraton Kauai Resort in Koloa, HI, the Aloft San Francisco Airport in San Francisco, CA, the Four Points by Sheraton Tucson University in Tucson, AZ, the Hotel Alfonso XIII in Seville, Spain, the Hotel Maria Cristina in San Sebastian, Spain and the Hotel Gritti Palace in Venice, Italy.

As discussed above, we have implemented a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. Since 2006, we have sold 73 hotels realizing cash proceeds of approximately $6.1 billion in numerous transactions, including gross cash proceeds of approximately $542 million from the sale of eight hotels during the year ended December 31, 2012. As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements; selling VOIs; and investing in real estate assets where there is a strategic rationale for doing so, which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global system, broad customer base and other resources and by taking advantage of our scale to reduce costs. The implementation of our strategy and financial planning is impacted by the uncertainty relating to geopolitical and economic environments around the world and its consequent impact on travel.

Following the sale of a significant number of our hotels in the past few years, as of December 31, 2012, we own or lease 53 hotels as follows:

Hotel	Location	Rooms
U.S. Hotels:
The St. Regis Hotel, San Francisco	San Francisco, CA	260
The St. Regis Bal Harbour Resort	Bal Harbour, FL	243
The St. Regis New York	New York, NY	229
The Phoenician, Scottsdale	Scottsdale, AZ	643
W New York – Times Square	New York, NY	509
W New Orleans	New Orleans, LA	410
W New Orleans – French Quarter	New Orleans, LA	98
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,068
The Westin Maui Resort & Spa, Ka’anapali	Maui, HI	759
The Westin San Francisco Airport	San Francisco, CA	397
The Westin St. John Resort & Villas	St. John, Virgin Islands	175
Sheraton Kauai Resort	Koloa, HI	394
Sheraton Suites Philadelphia Airport	Philadelphia, PA	251
Sheraton Steamboat Resort	Steamboat Springs, CO	208
Aloft San Francisco Airport	Millbrae, CA	252
Aloft Lexington (a)	Lexington, MA	136
Aloft Philadelphia Airport	Philadelphia, PA	136
Element Lexington (a)	Lexington, MA	123
Four Points by Sheraton Philadelphia Airport	Philadelphia, PA	177
Four Points by Sheraton Tucson University (b)	Tucson, AZ	150
The Tremont Chicago Hotel at Magnificent Mile	Chicago, IL	135

(a)	These hotels were classified in assets held for sale, net, as of December 31, 2012, and we completed the sale of these hotels in January 2013 (see Note 6).
(b)	As of December 31, 2012, this hotel is undergoing a conversion to the Aloft Tucson University.

International Hotels:	Location	Rooms
St. Regis Grand Hotel, Rome	Rome, Italy	161
St. Regis Osaka	Osaka, Japan	160
St. Regis Florence	Florence, Italy	100
Park Tower, Buenos Aires	Buenos Aires, Argentina	181
Hotel Alfonso XIII, Seville	Seville, Spain	151
Hotel Imperial, Vienna	Vienna, Austria	138
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	136
Hotel Goldener Hirsch, Salzburg	Salzburg, Austria	69
Hotel Gritti Palace, Venice	Venice, Italy	90
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, England	192
The Westin Resort & Spa Cancun	Cancun, Mexico	379
The Westin Excelsior, Rome	Rome, Italy	316
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico	280
The Westin Denarau Island Resort	Nadi, Fiji	273
The Westin Resort & Spa, Los Cabos	Los Cabos, Mexico	243
The Westin Excelsior, Florence	Florence, Italy	171
The Westin Dublin	Dublin, Ireland	163
Sheraton Centre Toronto Hotel	Toronto, Canada	1,377
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Maria Isabel Hotel & Towers	Mexico City, Mexico	755
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	742
Sheraton on the Park	Sydney, Australia	557
Sheraton Rio Hotel & Resort	Rio de Janeiro, Brazil	542
Sheraton Gateway Hotel in Toronto International Airport	Toronto, Canada	474
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
The Park Lane Hotel, London	London, England	303
Sheraton Fiji Resort	Nadi, Fiji	264
Sheraton Paris Airport Hotel & Conference Centre	Paris, France	252
Sheraton Ambassador Hotel	Monterrey, Mexico	229
Sheraton Diana Majestic Hotel, Milan	Milan, Italy	106
Sheraton Santa Maria de El Paular	Rascafria, Spain	44

Vacation Ownership and Residential Business

Our revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs in the resorts and providing financing to customers who purchase such interests. Generally these resorts are marketed under our brand names. Additionally, our revenues and earnings are derived from the development, marketing and selling of residential units at mixed use hotel projects owned by us as well as fees earned from the marketing and selling of residential units at mixed use hotel projects developed by third-party owners of hotels operated under our brands.

We develop, own and operate vacation ownership resorts, market and sell the VOIs in the resorts and, in many cases, provide financing to customers who purchase such ownership interests. Owners of VOIs can trade their interval for intervals at other Starwood vacation ownership resorts, intervals at certain vacation ownership resorts not otherwise sponsored by Starwood through an exchange company, or for hotel stays at Starwood properties. From time to time, we securitize the receivables generated from our sale of VOIs.

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

At December 31, 2012, we had 22 owned vacation ownership resorts (including 13 stand-alone, eight mixed-use and one unconsolidated joint venture) in the United States, Mexico and the Bahamas. In addition, we had one wholly-owned residential development in Bal Harbour, FL. At December 31, 2012, we were actively selling VOIs and residences at 18 sites in our portfolio.

In late 2011, we completed the development of a wholly-owned residential project at the St. Regis Bal Harbour Resort in Bal Harbour, FL (“St. Regis Bal Harbour”) and are in the process of selling residential units. During the year ended December 31, 2012, we closed sales of 188 units. From project inception through December 31, 2012, we have closed contracts and recognized revenue on 224 units representing approximately 73% of the total residential units.

During 2012 and 2011, we invested approximately $85 million and $221 million, respectively, for vacation ownership and residential capital expenditures, including construction at the St. Regis Bal Harbour, Westin Desert Willow in Palm Desert, CA, Westin Lagunamar Ocean Resort in Cancun, as well as capital expenditures at the Sheraton Vistana Resort in Orlando, FL.

Our Brands

Through our brands, we are well represented in most major markets around the world. The following table reflects our hotel and vacation ownership properties, by brand, as of December 31, 2012:

	Hotels, VOI and Residential(a)
	Properties	Rooms
St. Regis	30	6,400
Luxury Collection	85	16,400
W	44	12,400
Westin	192	74,600
Le Méridien	96	25,400
Sheraton	427	149,800
Four Points	171	30,900
Aloft	62	9,900
Element	10	1,600
Independent / Other	17	8,000

Total	1,134	335,400

(a)	Includes vacation ownership properties of which 13 are stand-alone, eight are mixed-use and one is an unconsolidated joint venture totaling rooms of 7,400.

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

W® (luxury and upscale full-service hotels, retreats and residences) is where iconic design and cutting-edge lifestyle set the stage for exclusive and extraordinary experiences. Each hotel and retreat is uniquely inspired by its destination, where innovative design converges with local influences to create energizing spaces for guests to play or work by day or mix and mingle by night. Guests are invited into dynamic environments that combine entertainment, vibrant lounges, modern guestrooms, and innovative cocktail culture and cuisine. The beats per minute increase as the day transitions to night, amplifying the scene in every W Living Room for guests to socialize and see and be seen. W Hotels Worldwide, a global design powerhouse brought to life through W Happenings, exclusive partnerships and the signature Whatever/Whenever® service philosophy that grants its guests and local community access to what’s new and next.

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

Le Méridien® (luxury and upscale full-service hotels, resorts and residences) is a Paris-born hotel brand, currently represented by 96 properties in 41 countries worldwide. Le Méridien aims to target the creative mind: an audience inspired by creativity who are eager to learn something new and see things in a different light. A curated approach towards the arts connects Le Méridien with the creative mind in an authentic and credible way. A cultural curator was engaged, responsible for integrating the arts into the guest experience and identifying the appropriate creative talents, a family of cultural innovators, LM100 TM, to define and enrich the guest experience through their dedicated tailor-made creations. This esteemed group comprises of a global array of visionaries, from painters to photographers, musicians to designers and chefs. Le Méridien is more than a hotel, it’s a way of life that provides “A New Perspective”.

Sheraton® (luxury and upscale full-service hotels, resorts and residences) is our largest brand serving the needs of business and leisure travelers worldwide. For over 75 years this iconic brand has welcomed guests, becoming a trusted friend to travelers and one of the world’s most recognized hotel brands. From being the first hotel brand to step into major international markets like China, to completely captivating entire destinations like Waikiki, Sheraton understands that travel is about bringing people together. Our social spaces define and differentiate Sheraton. The Link@SheratonSM experienced with Microsoft is the heart of our lobby. Guests enjoy the upside of everything with Sheraton Club, designed with SPG members in mind. Sheraton Fitness programmed by Core Performance brings guests together as they train and eat healthy on the road. Sheraton transcends lifestyles, generations and geographies and will continue to welcome generation after generation of world travelers as The World’s Gathering Place.

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

Aloft® (select-service hotels) first opened in 2008. It opened its 62nd property in 2012. Aloft provides new heights: an oasis where you least expect it, a spirited neighborhood outpost, a haven at the side of the road. Bringing a cozy harmony of modern elements to the classic on-the-road tradition, Aloft offers a sassy, refreshing, ultra effortless alternative for both the business and leisure traveler. Fresh, fun, and fulfilling, Aloft is an experience to be discovered and rediscovered, destination after destination, as you ease on down the road. Style at a Steal.

Element(SM) (extended stay hotels) first opened in 2008, provides a modern, upscale and intuitively designed hotel experience that allows guests to live well and feel in control. Inspired by Westin, Element hotels promote balance through a thoughtful, upscale environment. Decidedly modern with an emphasis on nature, Element is intuitively constructed with an efficient use of space that encourages guests to stay connected, feel alive, and thrive while they are away. Primarily all Element hotels are LEED certified, depicting the importance of the environment in today’s world. Space to live your life.

Competition

The hotel and timeshare industry is highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price, the ability to earn and redeem loyalty program points and other factors. We believe that we compete favorably in these areas.

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

Intellectual Property

We operate in a highly competitive industry and our intellectual property, including brands, logos, trademarks, service marks, and trade dress, is an important component of our business. The success of our business depends, in part, on the increased recognition of our brands and our ability to further develop our brands globally through the use of our intellectual property. To that end, we apply to register and renew our intellectual property, enforce our rights against the unauthorized use of our intellectual property by third parties; and otherwise protect our intellectual property through strategies and in jurisdictions where we reasonably deem appropriate.

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

Seasonality and Diversification

The hotel industry is seasonal in nature; however, the periods during which our properties experience higher revenues vary from property to property and depend principally upon location. Generally, our revenues and operating income have been lower in the first quarter than in the second, third or fourth quarters.

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

Employees

At December 31, 2012, approximately 171,000 people were employed at our corporate offices, owned and managed hotels and vacation ownership resorts, of which approximately 28% were employed in the United States. At December 31, 2012, approximately 27% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are satisfactory.

Where You Can Find More Information

We file an annual report on a Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, a proxy statement and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwoodhotels.com/corporate/investor_relations.html as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, NE, in Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at (800) SEC-0330 for further information. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling Investor Relations at (203) 351-3500.

Item 1A.	Risk Factors.

Risks Relating to Hotel, Resort, Vacation Ownership and Residential Operations

We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership and Residential Industries. Operating risks common to the hotel and vacation ownership and residential industries include:

•	changes in general economic conditions, including the severity and duration of downturns in the United States, Europe and global economies;

•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•	domestic and international political and geopolitical conditions;

•	travelers’ fears of exposures to contagious diseases;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	decreases in demand or increases in supply for vacation ownership interests;

•	the impact of internet intermediaries on pricing and the value of our brands and our increasing reliance on technology;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•

changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•

the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, timeshare, privacy, licensing, accessibility and labor and employment;

•

disputes with owners of properties, including condominium hotels, franchisees and homeowner associations which may result in litigation, and non-compliance with insurance and other requirements by such owners;

•	the availability and cost of capital to allow us and hotel owners and franchisees to fund construction, renovations and investments;

•	foreign exchange fluctuations;

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

The Recent Recession in the Lodging Industry and the Global Economy Generally Has Impacted and May Continue to Impact Our Financial Results and Growth. The recent economic recession and economic uncertainty in the United States, Europe and much of the rest of the world has had a negative impact on the hotel and vacation ownership and residential industries. Substantial increases in air and ground travel costs and decreases in airline capacity have reduced demand for our hotel rooms and interval and fractional timeshare products. Accordingly, our financial results have been impacted by the economic recession and both our future financial results and growth could be further harmed if recovery from the economic recession slows. In certain cases, we have entered into third party hotel management contracts which contain performance guarantees specifying that certain operating metrics will be achieved. As a result of the impact of the economic downturn on the lodging industry (and despite the stabilization in lodging that began in 2010), we may not meet the requisite performance levels, and we may be forced to loan or contribute monies to fund the shortfall of performance levels or terminate the management contract. For a more detailed description of our performance guarantees, see Note 25 of the consolidated financial statements.

Moreover, many businesses, particularly financial institutions and pharmaceutical companies, face restrictions on the ability to travel and hold conferences or events at resorts and luxury hotels. These restrictions as well as negative publicity associated with such companies holding large conference and corporate events has resulted in reduced corporate bookings that could impact our financial results in the future.

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

Our Businesses Are Capital Intensive and the Failure to Make Necessary Investments Could Adversely Affect the Quality and Reputation of Our Brands. For our owned, managed and franchised properties to remain attractive and competitive, the property owners and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash. Third-party property owners may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our management or franchise agreements. To the extent that property owners and we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Failure to make the investments necessary to maintain or improve such properties, act in accordance with applicable brand standards or project a consistent brand image could adversely affect the quality and reputation of our brands.

Moreover, third party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations could be affected.

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

Our Dependence on Hotel and Resort Development Exposes Us to Timing, Budgeting and Other Risks. We intend to participate in the development of hotel and resort properties and residential components of hotel properties, as suitable opportunities arise, taking into consideration the general economic climate. In addition, the owners and developers of new-build properties that we have entered into management or franchise agreements with are subject to these same risks which may impact the amount and timing of fees we had expected to collect from those properties. New project development has a number of risks, including risks associated with:

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

International Operations Are Subject to Unique Political and Monetary Risks. We have significant international operations which as of December 31, 2012 included 164 owned, managed or franchised properties in Europe (including 16 properties with majority ownership); 80 managed or franchised properties in Africa and the Middle East; 71 owned, managed or franchised properties in Latin America (including nine properties with majority ownership); and 243 owned, managed or franchised properties in the Asia Pacific region (including four properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the difficulties involved in managing an organization doing business in many different countries, exposure to local economic conditions, potential adverse changes in the diplomatic relations between foreign countries and the United States, including the threat of international boycott or U.S. anti-boycott legislation, hostility from local populations, including the risk of war, acts of terrorism and civil unrest, restrictions on the repatriation of non-U.S. earnings and withdrawal of foreign investments, restriction on the ability to pay dividends and remit earnings to affiliated companies, uncertainty as to the enforceability of contractual rights and intellectual property rights under local law, conflicts between local law and United States law and compliance with complex and changing laws, regulations and policies. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions.

Additionally, our current growth strategy is heavily dependent upon growth in international markets. As of December 31, 2012, 85% of our pipeline represented growth outside North America. Further, 60% of our pipeline represents new properties in Asia Pacific and 44% represents new growth in China alone. If our international expansion plans are unsuccessful, our financial results could be materially adversely affected.

Third Party Internet Reservation Channels May Negatively Impact Our Bookings. Some of our hotel rooms are booked through third party internet travel intermediaries such as Expedia.com®, Orbitz.com®, Booking.com®, and CTrip.com®, as well as lesser-known online travel service providers. As the percentage of internet bookings increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Over time, consumers may develop loyalties to these third party internet reservations systems rather than to our lodging brands. Although we expect to derive most of our business from traditional channels and our websites, our business and profitability could be adversely affected if customer loyalties significantly shift from our lodging brands to their travel services, diverting bookings away from our websites, or through their fees increasing the overall cost of internet bookings for our hotels.

In addition, recent class action litigation against several online travel intermediaries and lodging companies, including Starwood, challenges the legality under antitrust law of certain provisions in contracts with third party intermediaries. While the company is vigorously defending the litigation and believes the contract provisions are lawful, the courts will ultimately determine this issue and an adverse outcome could force us to alter our business arrangements with these third parties and could have a negative impact on our financial condition and results of operations.

A Failure to Keep Pace with Developments in Technology Could Impair Our Operations or Competitive Position. The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, brand assurance and compliance, procurement, reservation systems, operation of our customer loyalty program, distribution, revenue management and guest amenities. These technologies can be expected to require refinements, including to comply with the legal requirements such as privacy regulations and requirements established by third parties such as the payment card industry, and there is the risk that advanced new technologies will be introduced. Further, the development and maintenance of these technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

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

Any compromise of our networks or systems, public disclosure, or loss of personal or proprietary information, non-compliance with contractual or legal obligations regarding personal information, or a violation of a privacy or security policy pertaining to personal information could result in a disruption to our operations; damage to our reputation and a loss of confidence from our customers or employees; legal claims or proceedings, liability under laws that protect personal information, regulatory penalties, potentially resulting in significant monetary damages, regulatory enforcement actions, fines, and/or criminal or civil prosecution in one or more jurisdictions; and subjecting us to additional regulatory scrutiny, or additional costs and liabilities which could have a material adverse effect on our business, operations or financial condition.

Significant Owners of Our Properties May Concentrate Risks. There is potential for a concentration of ownership of hotels operated under our brands by any single owner. Following the acquisition of the Le Méridien brand business and a large disposition transaction to one ownership group in 2006, single ownership groups own significant numbers of hotels operated by us. While the risks associated with such ownership are no different than exist generally (i.e., the financial position of the owner, the overall state of the relationship with the owner and their participation in optional programs and the impact on cost efficiencies if they choose not to participate), they are more concentrated. If an owner with a considerable portfolio of hotels were to leave our system, it may have a significant impact in certain of our markets and on our financial condition and results of operations.

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

We May Be Subject to Environmental Liabilities. Our properties and operations are subject to a number of Environmental Laws. Under such laws, we could be held liable for the costs of removing or cleaning up hazardous or toxic substances at, on, under, or in our currently or formerly owned or operated properties. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic materials or wastes may be liable for the costs of extraction, removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses at certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws govern occupational exposure to ACMs and require abatement or removal of certain ACMs (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of our hotels) in the event of damage or demolition, or certain renovations or remodeling. Environmental Laws also regulate PCBs, which may be present in electrical equipment. A number of our hotels have USTs and equipment containing CFCs; the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.

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

We Could Be Adversely Affected by Violations of the U.S. Foreign Corrupt Practices Act and Similar Anti-Corruption Laws. Our business operations in countries outside the United States are subject to anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. We train our employees concerning anti-corruption laws and issues, and also require our third-party business partners and agents and others who work with us or on our behalf that they must comply with our anti-corruption policies. We also have policies, procedures and controls in place to monitor internal and external compliance. We cannot provide assurance that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Risks Relating to Operations in Syria and Other Countries Subject to Sanction Laws

From time to time, the United States may impose sanctions that prohibit U.S. companies from engaging in business activities with certain persons or foreign countries or governments that it determines are adverse to U.S. foreign policy interests.

For example, the United States has issued an executive order that prohibits U.S. companies from engaging in certain business activities with the government of Syria, a country that the United States has identified as a state sponsor of terrorism. During fiscal 2012, a foreign subsidiary of Starwood generated less than $10,000 of revenue from management and other fees from existing hotels located in Syria. This amount constitutes significantly less than 1% of our worldwide annual revenues. We believe our activities in Syria are in full compliance with U.S. and local law. At any time, the United States may impose additional sanctions against Syria. If so, our existing activities in Syria may be adversely affected, or we may incur costs to respond to an executive order, depending on the nature of any further sanctions that might be imposed.

In addition, in 2011 the United States issued an executive order that prohibited U.S. companies from transacting with the government of Libya and certain entities and individuals associated with the former Gaddafi regime. A foreign subsidiary of Starwood currently has a management contract for one hotel located in Libya, as well as three hotels outside Libya that are indirectly owned by the government of Libya, and we believe our activities in that country have been in compliance with U.S. law. Although the restriction was released following the fall of the Gaddafi regime, the United States may impose additional sanctions against Libya at any time.

Further, our activities in countries that are subject to U.S. sanction laws or countries that have experienced government corruption may reduce demand for our stock among certain investors. Any restrictions on Starwood’s ability to conduct its business operations across the world could negatively impact our financial results.

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

Volatility in the Credit Markets May Adversely Impact Our Ability to Sell the Loans That Our Vacation Ownership Business Generates. Our vacation ownership business provides financing to purchasers of our vacation ownership units, and we attempt to sell interests in those loans in the securities markets. Volatility in the credit markets may impact the timing and volume of the timeshare loans that we are able to sell. Although we expect to realize the economic value of our vacation ownership note portfolio even if future note sales are temporarily or indefinitely delayed, such delays may result in either increased borrowings to provide capital to replace anticipated proceeds from such sales or reduced spending in order to maintain our leverage and return targets.

Risks Relating to So-Called Acts of God, Terrorist Activity and War

Our financial and operating performance may be adversely affected by so-called acts of God, such as natural disasters, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. For example, in 2011, our hotels in Japan and Thailand experienced reduced bookings as a result of the tsunami and flooding, respectively, in these countries. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results. In 2011, our hotels in Syria, Tunisia, Libya and Egypt experienced reduced bookings as a result of the political climate in these countries. If these conditions do not improve, our financial results could be negatively impacted.

Risks Related to Pandemic Diseases

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the past outbreaks of SARS and avian flu had a severe impact on the travel industry. A prolonged recurrence of SARS, avian flu, swine flu or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotel and vacation ownership businesses and adversely affect our financial condition and results of operations.

Our Insurance Policies May Not Cover All Potential Losses

We carry insurance coverage for general liability, property, business interruption, and other risks with respect to our owned and leased properties and we make available insurance programs for owners of properties we manage. These policies offer coverage terms and conditions that we believe are usual and customary for our industry. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, debris removal, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our property policies also provide that for the coverage of critical earthquake (California and Mexico), named windstorm and flood, all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the annual aggregate limits and sub-limits contained in our policies have been exceeded and any such claims will also be combined with the claims of owners of managed hotels that participate in our insurance program for the same purpose. Therefore, if insurable events occur that affect more than one of our owned hotels and/or managed hotels owned by third parties that participate in our insurance program, the claims from each affected hotel will be added together to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached and if the limits or sub-limits are exceeded each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. In addition, under those circumstances, claims by third party owners will reduce the coverage available for our owned and leased properties.

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

We periodically review our business to identify properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments, and from time to time, may attempt to sell these identified properties and assets. There can be no assurance; however, that we will be able to complete dispositions on commercially reasonable terms or at all or that any anticipated benefits will actually be received.

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

Our Vacation Ownership Business is Subject to Extensive Regulation and Risk of Default

We market and sell VOIs, which typically entitle the buyer to ownership of a fully-furnished resort unit for a one-week period on either an annual or an alternate-year basis. We also acquire, develop and operate vacation ownership resorts, and provide financing to purchasers of VOIs. These activities are all subject to extensive regulation by the federal government, states or other jurisdictions in which vacation ownership resorts are located and in which VOIs are marketed and sold including regulation of our telemarketing activities under state and federal “Do Not Call” laws. In addition, the laws of most jurisdictions in which we sell VOIs grant the purchaser the right to rescind the purchase contract at any time within a statutory rescission period. Laws in some of the jurisdictions would impose liability on us as the developer of the resort for certain construction related defects. Although we believe that we are in material compliance with all applicable federal, state, local and foreign laws and regulations to which vacation ownership marketing, sales and operations are currently subject, changes in these requirements, or a determination by a regulatory authority that we were not in compliance, could adversely affect us. In particular, increased regulations of telemarketing activities could adversely impact the marketing of our VOIs.

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

In most cases, where our hotel rooms are booked through third party internet travel intermediaries, the intermediary collects hotel occupancy tax from its customer based on the price that the intermediary paid us for the hotel room. We then remit these taxes to the various tax authorities. Tax authorities in several jurisdictions have taken the position that the tax is also applicable to the intermediaries’ gross profit on these hotel transactions. Tax authorities that take this position have generally sought the additional tax payments from the intermediaries. It is possible, however, that certain tax authorities may also seek to collect the additional tax payments from us. To the extent that any tax authority succeeds in asserting that the hotel occupancy tax applies to the gross revenue on these transactions, we believe that any additional tax would be the responsibility of the intermediary, either directly or as a result of intermediaries’ obligations to indemnify us. Nevertheless, it is possible that we might have additional tax exposure and that we may not be able to collect these taxes from the intermediaries or their customers. In such event, such actions could have a material adverse effect on our business, results of operations and financial condition.

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

Our Board of Directors May Implement Anti-Takeover Devices and Our Bylaws Contain Provisions which May Prevent Takeovers. Certain provisions of Maryland law permit our Board of Directors, without stockholder approval, to implement possible takeover defenses that are not currently in place, such as a classified board. As permitted under the Maryland General Corporation Law, our Bylaws provide that directors have the exclusive right to amend our Bylaws.

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

Our hotel properties and vacation ownership and residential business properties are described in Part I, Item 1. “Business,” earlier in this report.

Our corporate headquarters are located at One StarPoint, Stamford, Connecticut, which lease expires in February 2027. In addition to our corporate headquarters, we lease space for our divisional offices, service centers and sales offices, both domestically and internationally.

We believe that our corporate headquarters and other leased space are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

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

The following table sets forth the quarterly range of the high and low sale prices of the Corporation Shares for the fiscal periods indicated as reported on the NYSE Composite Tape:

	High	Low
2012
Fourth quarter	$58.48	$50.22
Third quarter	$61.09	$48.37
Second quarter	$60.81	$47.41
First quarter	$59.10	$48.23
2011
Fourth quarter	$54.15	$35.78
Third quarter	$59.45	$37.88
Second quarter	$61.70	$50.87
First quarter	$65.51	$54.95

Approximate Number of Equity Security Holders

As of February 11, 2013, there were approximately 12,000 holders of record of Corporation Shares.

Dividends

We declared cash dividends to holders of Corporation Shares for the fiscal years ended December 31, 2012 and 2011 as follows:

	Dividends Declared
2012
Annual dividend	$1.25	(a)
2011
Annual dividend	$0.50	(b)

(a)	We declared a dividend in the fourth quarter of 2012 to shareholders of record on December 14, 2012, which was paid in December 2012.
(b)	We declared a dividend in the fourth quarter of 2011 to shareholders of record on December 15, 2011, which was paid in December 2011.

Conversion of Securities; Sale of Unregistered Securities

Units of SLC Operating Limited Partnership, our wholly-owned subsidiary, are convertible into Corporation Shares at the unit holders’ option, provided that we have the option to settle conversion requests in cash or Corporation Shares. At December 31, 2012 and 2011 there were approximately 158,000 and 159,000 of these units outstanding, respectively.

Issuer Purchases of Equity Securities

During the year ended December 31, 2012, our Board of Directors authorized a $250 million increase to the share repurchase program, and we repurchased 6.3 million common shares at an average price of $50.83 for a total cost of approximately $320 million. As of December 31, 2012, $180 million remained available under the share repurchase authorization.

STOCK RETURN PERFORMANCE AND CUMULATIVE TOTAL RETURN

Set forth below is a line graph comparing the cumulative total stockholder return on the Corporation Shares against the cumulative total return on the S&P 500 and the S&P Hotels, Resorts & Cruise Lines Index (the “S&P Hotel”) for the five fiscal years beginning after December 31, 2007 and ending December 31, 2012. The graph assumes that the value of the investments was $100 on December 31, 2007 and that all dividends and other distributions were reinvested. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Starwood	$100.00	42.70	87.71	146.50	116.83	142.74
S&P 500	$100.00	63.01	79.69	91.71	93.62	108.59
S&P Hotel	$100.00	51.71	80.59	123.51	99.68	125.37

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the information set forth under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto (the “Notes”) beginning on page F-1 of this Annual Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Revenues	$6,321	$5,624	$5,071	$4,696	$5,754
Operating income	$912	$630	$600	$26	$610
Income (loss) from continuing operations (a)	$470	$502	$310	$(1)	$249
Diluted earnings per share from continuing operations	$2.39	$2.57	$1.63	$0.00	$1.34

Cash from operating activities	$1,184	$641	$764	$571	$646
Cash from (used for) investing activities	$126	$(176)	$(71)	$116	$(172)
Cash used for financing activities	$(1,456)	$(755)	$(26)	$(993)	$(243)
Aggregate cash distributions paid	$242	$99	$93	$165	$172
Cash distributions and dividends declared per Share	$1.25	$0.50	$0.30	$0.20	$0.90

(a)	Amounts represent income from continuing operations attributable to Corporation Shares (i.e. excluding non-controlling interests).

	At December 31,
	2012	2011	2010	2009	2008
	(In millions)
Total assets	$8,861	$9,560	$9,776	$8,761	$9,703
Long-term debt, net of current maturities	$1,656	$2,596	$3,215	$2,955	$3,502

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management fees and franchise fees; (3) vacation ownership and residential sales; (4) other revenues from managed and franchised properties. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

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

•

Management Fees and Franchise Fees — Represents fees earned on hotels and resorts managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Luxury Collection, Westin, Le Méridien, Sheraton, Four Points by Sheraton, Aloft and Element brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with our owned, leased and consolidated joint venture hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•

Vacation Ownership and Residential Sales — We recognize revenue from VOI sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economy and, in particular, the U.S. economy, as well as interest rates and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer demonstrating a sufficient level of initial and continuing investment, when the period of cancellation with refund has expired and receivables are deemed collectible. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectability of the fees is reasonably assured. Residential revenue on whole ownership units is generally recorded using the completed contract method, whereby revenue is recognized only when a sales contract is completed or substantially completed. During the performance period, costs and deposits are recorded on the balance sheet.

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

Goodwill and Intangible Assets. Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. We do not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized over their respective useful lives. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we review all goodwill and intangible assets for impairment annually, or upon the occurrence of a trigger event. ASC Topic 350 permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Impairment charges, if any, are recognized in operating results.

Frequent Guest Program. Starwood Preferred Guest (“SPG”) is our frequent guest incentive marketing program. SPG members earn points based on spending at our owned, managed and franchised hotels, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards (see Note 17). Points can be redeemed at substantially all of our owned, managed and franchised hotels as well as through other redemption opportunities with third parties, such as conversion to airline miles.

We charge our owned, managed and franchised hotels the cost of operating the SPG program, including the estimated cost of our future redemption obligation, based on a percentage of our SPG members’ qualified expenditures. Our management and franchise agreements require that we are reimbursed for the costs of operating the SPG program, including marketing, promotions and communications and performing member services for the SPG members. As points are earned, we increase the SPG point liability for the amount of cash we receive from our managed and franchised hotels related to the future redemption obligation. For our owned hotels, we record an expense for the amount of our future redemption obligation with the offset to the SPG point liability. When points are redeemed by the SPG members, the hotels recognize revenue and the SPG point liability is reduced.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability (see Note 17), as of December 31, 2012 and 2011 was $922 million and $844 million, respectively, of which $275 million and $251 million, respectively, was included in accrued expenses.

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

In 2012, we had one hotel, with a carrying value of $9 million, that passed the impairment test despite deteriorating operating results. It is reasonably possible that if the operating results do not improve in the future, the carrying value of this hotel may be impaired.

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2012, the average estimated default rate for our pools of receivables was 9.7%.

We use the origination of the notes by brand (Sheraton, Westin, and Other) as the primary credit quality indicator to calculate the loan loss reserve for the vacation ownership notes, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired. In addition to quantitatively calculating the loan loss reserve based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year, and the Fair Isaac Corporation (“FICO”) scores of the buyers.

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

For the hotel segments, we measure the impairment of a loan based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply the loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis.

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

Income Taxes. We provide for income taxes in accordance with principles contained in ASC Topic 740, Income Taxes. Under these principles, we recognize the amount of income tax payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the years ended December 31, 2012, 2011 and 2010.

Results for the year ended December 31, 2012 were strong. We performed well along all four key drivers of value. We held our costs in check for the fourth year in a row, grew our footprint with quality hotels and contracts, sustained high REVPAR and occupancies in an uncertain environment, and we realized significant value from real estate sales. Our results for the year ended December 31, 2012 benefited from the sales of residential units at the St. Regis Bal Harbour. During 2012, we closed sales of 188 units and realized revenues of $684 million. From project inception through December 31, 2012, we have closed contracts and recognized revenue on 224 units representing approximately 73% of the total residential units.

The uncertainty we saw in major world economies is showing signs of giving way to stronger demand growth. Beyond next year into the foreseeable future, we are bullish about the long-term outlook on the global high-end lodging industry. We are poised to benefit from higher rates in North America and Europe where demand is growing but supply is already limited. Even more importantly, the dramatic economic growth in Asia, Latin America, Middle East and Africa is fueling demand for our brands worldwide.

We remain optimistic that the strength of our brands will continue to drive strong operating results. We believe that we have the highest quality pipeline in the industry, as measured by percentage growth potential as well as our focus on valuable management contracts in the upscale and luxury segments. At December 31, 2012, the Company had approximately 400 hotels in the active pipeline representing approximately 100,000 rooms. Of these rooms, 67% are in the upscale and luxury segments and 85% are outside of North America. During 2012, we signed 131 hotel management and franchise contracts (representing approximately 30,500 rooms). Also, during 2012, 69 new hotels and resorts (representing approximately 17,600 rooms) entered the system and 25 properties (representing approximately 5,500 rooms) exited the system.

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

We and our hotel owners have continued to invest capital in our hotels and provide innovative ways to utilize public space, such as our Link@SheratonSM experienced with Microsoft, and also by maximizing guest room conveniences. Finally, we believe our SPG loyalty guest program is an industry leader. With our recently announced changes to the program, we expect to drive further loyalty to our properties and brands from our SPG members as well as attract the next wave of global elite members. As the program is constantly refined and new promotions are offered, it provides rewards to our patrons while its growth in membership favorably impacts our results. As we move forward to 2013, we will continue to focus on providing superior guest experiences for our business, leisure, and group customers while maintaining a commitment to controlling our costs.

On July 1, 2012, we completed an internal management reorganization related to how we manage and operate our former hotel operating segment. Whereas our hotel business had previously been included in a single reportable segment, as a result of this reorganization, these results are now segregated into three separate hotel segments: (i) the Americas, (ii) EAME, and (iii) Asia Pacific. Our vacation ownership and residential business remains a separate segment. Prior period data has been restated to be consistent with the current year presentation.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussion of our consolidated operating results, which were unaffected by our internal management reorganization, as well as discussion about each of our four segments. Additionally, Note 26 to the consolidated financial statements presents further information about our segments.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Consolidated Results

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,698	$1,768	$(70)	(4.0)%
Management Fees, Franchise Fees and Other Income	888	814	74	9.1%
Vacation Ownership and Residential	1,287	703	584	83.1%
Other Revenues from Managed and Franchised Properties	2,448	2,339	109	4.7%

Total Revenues	$6,321	$5,624	$697	12.4%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 11 owned hotels that were sold or closed in 2011 and 2012. These sold or closed hotels had revenues of $420 million in the year ended December 31, 2012, compared to $484 million for the corresponding period in 2011. Revenues at our Same-Store Owned Hotels (39 hotels for the year ended December 31, 2012 and 2011, excluding the 11 hotels sold and 14 additional hotels undergoing significant repositionings or without comparable results in 2012 and 2011) decreased 0.2%, or $3 million, to $1.252 billion for the year ended December 31, 2012, when compared to $1.255 billion in the corresponding period of 2011.

REVPAR at our worldwide Same-Store Owned Hotels was $160.01 for the year ended December 31, 2012, compared to $159.85 in the corresponding period in 2011. The slight increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 72.5% for the year ended December 31, 2012, compared to 72.3% in the corresponding period in 2011, partially offset by a 0.2% decrease in ADR to $220.71 for the year ended December 31, 2012, compared to $221.17 for the corresponding period in 2011. While REVPAR growth was particularly strong at our owned hotels in San Francisco, California, Mexico City, Mexico and Rio de Janeiro, Brazil, the growth was substantially offset by decreases in REVPAR at our owned hotels in Montreal, Canada, Buenos Aires, Argentina and various cities in Italy.

The increase in management fees, franchise fees and other income was primarily a result of an $89 million increase in management fees and franchise fees to $861 million for the year ended December 31, 2012, compared to $772 million for the corresponding period in 2011. Management fees increased 11.9% to $509 million and franchise fees increased 7.0% to $200 million. These increases were primarily due to the net addition of 48 managed and franchised hotels to our system in 2012 and a 3.2% increase in Worldwide Systemwide REVPAR, compared to the same period in 2011. Other income for the year ended December 31, 2012 decreased $15 million when compared to the corresponding period in 2011, primarily as a result of payments received, in 2011, on promissory notes that had previously been reserved.

Total vacation ownership and residential revenue increased $584 million to $1.287 billion for the year ended December 31, 2012, when compared to the corresponding period in 2011, primarily due to the recognition of residential sales at the St. Regis Bal Harbour. In late 2011, we received the certificate of occupancy for this project and began contract closings and, during the year ended December 31, 2012, we closed sales of 188 units. We realized revenues of $684 million during the year ended December 31, 2012 compared to realized revenues of $122 million for the year ended December 31, 2011. From project inception through December 31, 2012, we have closed contracts and recognized revenue on 224 units representing approximately 73% of the total residential units.

Vacation ownership revenues for the year ended December 31, 2012 increased 3.7% to $587 million, compared to the corresponding period in 2011, primarily due to increased revenues from resort operations. Originated contract sales of VOI inventory decreased 1.8% in the year ended December 31, 2012, when compared to the corresponding period in 2011, primarily due to a lower average price per contract and lower closing efficiency, partially offset by an increase in tour flow. The number of contracts signed decreased 0.9% when compared to 2011 and the average contract amount per vacation ownership unit sold decreased 0.9% to approximately $14,800, driven by inventory mix.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$370	$352	$18	5.1%

Selling, general, administrative and other expenses increased $18 million to $370 million for the year ended December 31, 2012, when compared to the corresponding period in 2011, primarily due to non-recurring severance expenses and professional expenses incurred in 2012. We recently completed certain organizational changes to our EAME and Americas segments. Some of those changes took place in late 2012 and we recorded approximately $9 million in severance costs. Other changes took place in early 2013, and we expect to record additional severance costs in the first quarter of 2013.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$(12)	$68	$(80)	n/m

n/m = not meaningful

As a result of a court ruling, during the year ended December 31, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of our litigation reserve associated with a pending appeal of an unfavorable decision in a lawsuit. During the year ended December 31, 2011, we recorded a charge of approximately $70 million related to an unfavorable decision in the above mentioned lawsuit.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$251	$265	$(14)	(5.3)%

The decrease in depreciation and amortization expense for the year ended December 31, 2012, when compared to the same period of 2011, was primarily due to reduced depreciation expense from sold hotels and hotels reclassified to assets held for sale, partially offset by additional depreciation related to capital expenditures in the last twelve months. The decrease was also due to a reduction in amortization expense from certain intangible assets that are now fully amortized.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$912	$630	$282	44.8%

The increase in operating income for the year ended December 31, 2012, when compared to the corresponding period of 2011, was primarily due to the increase in operating income of approximately $144 million related to vacation ownership and residential sales and the $74 million increase in management fees and franchise fees and other income. During the year ended December 31, 2012, we also recorded an $11 million benefit from a favorable adjustment to a litigation reserve compared to a charge, in 2011, of $70 million related to an unfavorable decision in this same lawsuit. Increases in selling, general, administrative and other expenses of $18 million and a decrease in owned hotel operating income of $12 million were partially offset by the $14 million decrease in depreciation and amortization expense.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$25	$11	$14	n/m

The increase in equity earnings (losses) and gains and (losses) from unconsolidated joint ventures, net for the year ended December 31, 2012, when compared to the same period of 2011, was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests, and a $2 million gain realized on the disposal of a non-core asset. Additionally, in 2011, we experienced approximately

$8 million in unfavorable mark-to-market adjustments on US dollar denominated loans at primarily three joint venture properties in Latin America.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$170	$200	$(30)	(15.0)%

Net interest expense decreased $30 million for the year ended December 31, 2012, when compared to the same period of 2011, primarily due to the significant reduction in our debt balances and lower average interest rates, partially offset by a reduction in capitalized interest related to completed construction projects.

Our weighted average interest rate was approximately 5.86% at December 31, 2012, compared to 6.66% at December 31, 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, Net	$128	$16	$112	n/m

In December 2012, we redeemed all $500 million of our 7.875% Senior Notes due 2014 and partially redeemed $156 million of our 7.375% Senior Notes due 2015, $29 million of our 6.75% Senior Notes due 2018 and $40 million of our 7.15% Senior Notes due 2019 (the “December 2012 Redemptions”). We recognized a net charge of approximately $113 million, in the year ended December 31, 2012, associated with the December 2012 Redemptions, which primarily represents $108 million in tender premiums and other redemption costs and an $11 million charge to write-off unamortized deferred financing costs and unamortized issuance discounts, partially offset by gains on swap settlements of $6 million.

In June 2012, we redeemed all $495 million of our 6.25% Senior Notes due 2013. We recognized a net charge of approximately $15 million, in the year ended December 31, 2012, associated with this redemption, which represents $18 million in tender premiums and other redemption costs, partially offset by gains on swap settlements of $3 million.

In December 2011, we redeemed all $605 million of our 7.875% Senior Notes due 2012. We recognized a net charge of approximately $16 million associated with this redemption, in the year ended December 31, 2011, which represents the tender premiums, swap settlements and other related redemption costs.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(21)	$—	$(21)	n/m

During the year ended December 31, 2012, we recorded a loss of $9 million related to the impairment of our investment in an unconsolidated joint venture, a loss of $7 million related to the sale of one hotel, $2 million in losses related to the impairments of two hotels whose carrying values exceeded their fair values and a charge of $4 million to reflect the current market price less costs to sell two properties.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$148	$(75)	$223	n/m

The increase in income tax expense was the result of higher pretax income and a higher effective rate in 2012 compared to 2011 and large tax benefits generated in 2011 as compared to 2012. Additional income tax expense due to higher pretax income was approximately $46 million and the increase due to the effective tax rate in 2012 resulted in incremental income tax expense of approximately $60 million. The increase in the effective rate is primarily due to higher pretax income in the U.S. as a result of the Bal Harbour residential sales previously discussed.

Incremental tax benefits in 2011 compared to 2012 amounted to approximately $117 million. In 2011, we completed transactions that involved certain domestic and foreign subsidiaries. These transactions generated capital gains, increased the tax basis in subsidiaries including U.S partnerships and resulted in the inclusion of foreign earnings for U.S. tax purposes, resulting in a net tax benefit of $87 million. The capital gains were largely reduced by the utilization of capital losses. Additionally, during 2011, the IRS closed its audit with respect to tax years 2004 through 2006 resulting in a $25 million tax benefit primarily related to the reversal of tax and interest reserves.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations Gain (Loss), Net	$92	$(13)	$105	n/m

During the year ended December 31, 2012, we recorded a gain of $92 million (net of tax) primarily related to the gain of $78 million (net of tax) from the sale of one wholly owned hotel, which was sold unencumbered by a management or franchise agreement and a gain of $23 million (net of tax) from the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation, which we acquired in 1998. These gains were partially offset by a loss of $5 million (net of tax) related to the impairment and loss on sale of four wholly-owned hotels and a loss of $5 million (net of tax) for accrued interest related to an uncertain tax position associated with a previous disposition.

During the year ended December 31, 2011, we recorded a loss of $13 million (net of tax), primarily related to an $18 million pre-tax loss from the sale of our interest in a consolidated joint venture, offset by a $10 million income tax benefit on the sale. Additionally, we recorded a loss of $5 million (net of tax) for accrued interest related to an uncertain tax position associated with a previous disposition.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the year ended December 31, 2012 and 2011. The results for the year ended December 31, 2012 and 2011 represent results for 39 owned, leased and consolidated joint venture hotels (excluding 11 hotels sold and 14 hotels undergoing significant repositionings or without comparable results in 2012 and 2011).

	Year Ended December 31,
	2012	2011	Variance
Worldwide (39 hotels with approximately 13,400 rooms)
REVPAR (1)	$160.01	$159.85	0.1%
ADR	$220.71	$221.17	(0.2)%
Occupancy	72.5%	72.3%	0.2
Americas (25 hotels with approximately 10,000 rooms)
REVPAR (1)	$138.06	$135.38	2.0%
ADR	$195.78	$192.22	1.9%
Occupancy	70.5%	70.4%	0.1
EAME (10 hotels with approximately 2,100 rooms)
REVPAR (1)	$243.98	$259.18	(5.9)%
ADR	$321.49	$342.36	(6.1)%
Occupancy	75.9%	75.7%	0.2
Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR (1)	$191.37	$185.35	3.2%
ADR	$232.06	$228.50	1.6%
Occupancy	82.5%	81.1%	1.4

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the year ended December 31, 2012 and 2011. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Year Months Ended December 31,
	2012	2011	Variance
Worldwide (901 hotels with approximately 265,900 rooms)
REVPAR (1)	$116.51	$112.93	3.2%
ADR	$169.55	$168.49	0.6%
Occupancy	68.7%	67.0%	1.7
Americas (544 hotels with approximately 163,800 rooms)
REVPAR (1)	$114.17	$107.93	5.8%
ADR	$161.02	$156.05	3.2%
Occupancy	70.9%	69.2%	1.7
EAME (199 hotels with approximately 50,100 rooms)
REVPAR (1)	$132.37	$137.47	(3.7)%
ADR	$203.82	$215.18	(5.3)%
Occupancy	64.9%	63.9%	1.0
Asia Pacific (158 hotels with approximately 52,000 rooms)
REVPAR (1)	$108.79	$105.36	3.3%
ADR	$166.29	$166.49	(0.1)%
Occupancy	65.4%	63.3%	2.1

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the year ended December 31, 2012 and 2011.

Segment Revenues	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$1,627	$1,630	$(3)	(0.2)%
EAME	550	592	(42)	(7.1)%
Asia Pacific	337	303	34	11.2%
Vacation ownership and residential	1,271	688	583	84.7%

Total segment revenues	$3,785	$3,213	$572	17.8%

Segment Earnings	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$581	$555	$26	4.7%
EAME	179	204	(25)	(12.3)%
Asia Pacific	218	186	32	17.2%
Vacation ownership and residential	312	170	142	83.5%

Total segment earnings	$1,290	$1,115	$175	15.7%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring costs, goodwill impairment and other special charges and gains (losses) on asset dispositions and impairments. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 26 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues decreased $3 million in the year ended December 31, 2012, compared to the corresponding period in 2011.

Revenues from our owned, leased and consolidated joint venture hotels decreased $38 million, primarily due to lost revenues from 10 owned hotels that were sold or closed in 2011 and 2012. These sold or closed hotels had revenues of $114 million in the year ended December 31, 2012, compared to $209 million for the corresponding period in 2011. Lost revenue from sold hotels was partially offset by a $48 million increase in revenues from eight owned hotels without comparable results in 2012 and 2011 and an increase in revenue of approximately $9 million attributable to the increase in Same-Store Owned Hotel REVPAR of 2.0% to $138.06 for the year ended December 31, 2012, when compared to the corresponding period in 2011.

Revenues from management fees and franchise fees increased $38 million primarily due to the net addition of 16 managed and franchised hotels in 2012 and a 5.8% increase in Same-Store Systemwide REVPAR compared to the same period in 2011.

Segment earnings increased $26 million in the year ended December 31, 2012, compared to the corresponding period in 2011, primarily due to a $44 million increase in earnings from management fees, franchise fees and other income, partially offset by a decrease of $11 million in earnings from our owned, leased and consolidated joint venture hotels.

EAME

Segment revenues decreased $42 million in the year ended December 31, 2012, compared to the corresponding period in 2011. The decrease in revenues was primarily related to a $35 million decrease in our owned, leased and consolidated joint venture hotels, while revenues from management fees, franchise fees and other income remained substantially consistent, despite the net exit of one managed or franchised hotel in 2012.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenue from one owned hotel that was sold in 2011 and the unfavorable impact of foreign currency translation. This sold hotel had no revenue in the year ended December 31, 2012, compared to $14 million for the corresponding period in 2011. Revenues from owned, leased and consolidated joint venture hotels were also negatively impacted by a $5 million decrease in revenues from six owned hotels without comparable results in 2012 and 2011. The decline in owned, leased and consolidated joint venture hotel revenues was also due to the unfavorable impact of foreign currency translation, when compared to the corresponding period in 2011. Finally, Same-Store Owned Hotel revenues decreased $12 million in the year ended December 31, 2012, compared to the same period in 2011, as REVPAR declined 5.9% to $243.98 in 2012; however, in local currency, REVPAR increased 2.4% at these hotels.

Segment earnings decreased $25 million in the year ended December 31, 2012, compared to the corresponding period in 2011, primarily due to a $12 million increase in general overhead expenses, primarily due to $9 million in severance charges previously discussed, a decrease of $6 million in earnings from our owned, leased and consolidated joint venture hotels and the unfavorable impact of foreign currency translation.

Asia Pacific

Segment revenues increased $34 million in the year ended December 31, 2012, compared to the corresponding period in 2011. The increase in revenues was primarily related to a $28 million increase in our revenues from management fees and franchise fees, as well as a $5 million increase in our revenues from our owned, leased and consolidated joint venture hotels. The increase in management fees and franchise fees was due to the net addition of 33 managed and franchised hotels in 2012 and a 3.3% increase in Same-Store Systemwide Hotel REVPAR for the year ended December 31, 2012, when compared to the corresponding period in 2011.

Segment earnings increased $32 million in the year ended December 31, 2012, compared to the corresponding period in 2011, primarily due to a $27 million increase in earnings from management fees, franchise fees and other income and an increase of $6 million in earnings from our owned, leased and consolidated joint venture hotels driven by higher revenues and operational costs savings, partially offset by an increase of $6 million in general overhead expenses, commensurate with the growth in this region.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue increased $583 million to $1.271 billion for the year ended December 31, 2012, when compared to the corresponding period in 2011, primarily due to the recognition of residential sales at the St. Regis Bal Harbour. Segment earnings increased $142 million in the year ended December 31, 2012, compared to the corresponding period in 2011, also driven by residential sales at the St. Regis Bal Harbour and an increase in resort and other income at vacation ownership properties.

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

The increase in revenues from owned, leased and consolidated joint venture hotels was primarily due to increased REVPAR (as discussed below) at our existing owned, leased and consolidated joint venture hotels, offset in part by lost revenues from six wholly owned hotels sold or closed in 2011 and 2010. These sold or closed hotels had revenues of $56 million in the year ended December 31, 2011, compared to $158 million in the corresponding period of 2010. Revenues at our Same-Store Owned Hotels (45 hotels for the year ended December 31, 2011 and 2010, excluding the six hotels sold or closed and 14 additional hotels undergoing significant repositionings or without comparable results in 2011 and 2010) increased 9.4%, or $123 million, to $1.441 billion for the year ended December 31, 2011 when compared to $1.318 billion in the corresponding period of 2010 due primarily to an increase in REVPAR.

REVPAR at our Same-Store Owned Hotels increased 11.5% to $159.12 for the year ended December 31, 2011 when compared to the corresponding 2010 period. The increase in REVPAR at these Same-Store Owned Hotels was driven by a 6.4% increase in ADR to $218.65 for the year ended December 31, 2011, compared to $205.49 for the corresponding 2010 period and an increase in occupancy rates to 72.8% for the year ended December 31, 2011 when compared to 69.5% in the corresponding period in 2010. REVPAR at Same-Store Owned Hotels in North America increased 7.3% for the year ended December 31, 2011 when compared to the corresponding period of 2010. REVPAR growth was particularly strong at our owned hotels in San Francisco, California, Maui, Hawaii and Scottsdale, Arizona. REVPAR at our international Same-Store Owned Hotels increased by 17.7% for the year ended December 31, 2011, when compared to the corresponding period of 2010. REVPAR for Same-Store Owned Hotels internationally increased 8.1% excluding the favorable effects of foreign currency translation.

The increase in management fees, franchise fees and other income was primarily a result of an $83 million or 12.0% increase in management and franchise revenue to $772 million for the year ended December 31, 2011, compared to $689 million in the corresponding period of 2010. Management fees increased $46 million or 11.2% and franchise fees increased $26 million or 16.1%, compared to the corresponding period of 2010. These increases were due to growth in REVPAR at existing hotels as well as the net addition of 38 managed and 11 franchised hotels to our system since the beginning of 2011. Additionally, other income increased approximately $19 million, for the year ended December 31, 2011, when compared to the corresponding period of 2010, primarily due to payments received on promissory notes that had previously been reserved due to uncertainty around collection.

Total vacation ownership and residential revenue increased 30.7% to $703 million, for the year ended December 31, 2011, when compared to $538 million in 2010, primarily driven by residential sales related to the St. Regis Bal Harbour which received its certificate of occupancy in late 2011. Originated contract sales of VOI inventory increased 6.1% for the year ended December 31, 2011, when compared to the corresponding period in 2010. This increase was primarily driven by increased tour flow from new buyers and improved sales performance from existing owner channels. The average contract amount per vacation ownership unit sold was relatively unchanged, for the year ended December 31, 2011 when compared to the corresponding period of

2010, at approximately $14,900. Residential revenue increased approximately $125 million for the year ended December 31, 2011 primarily due to residential sales related to the St. Regis Bal Harbour as discussed above.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$68	$(75)	$143	n/m

During the year ended December 31, 2011, we recorded a charge of approximately $70 million related to an unfavorable decision in a lawsuit.

During the year ended December 31, 2010, we received cash proceeds of $75 million in connection with the favorable settlement of a lawsuit. We recorded this settlement, net of the reimbursement of legal costs incurred in connection with the litigation, as a credit to restructuring and other special (credits) charges. Additionally, we recorded an $8 million credit related to the reversal of a reserve associated with an acquisition in 1998 as the liability is no longer deemed necessary.

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

The increase in equity earnings and gains and losses from unconsolidated joint ventures for the year ended December 31, 2011, when compared to the corresponding period of 2010, was primarily due to improved operating results at several properties owned by joint ventures in which we hold non-controlling interests, partially offset by unfavorable mark-to-market adjustments on US dollar denominated loans at several properties in Latin America.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$200	$235	$(35)	(14.9)%

The decrease in net interest expense for the year ended December 31, 2011, when compared to the corresponding period of 2010, was primarily due to a lower average debt balance and an increase in capitalized interest related to construction projects, primarily relating to the St. Regis Bal Harbour. Our weighted average interest rate was 6.66% at December 31, 2011 as compared to 6.86% at December 31, 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, net	$16	$1	$15	n/m

The increase in loss on early extinguishment of debt, net is from the $16 million charge for redemption premiums and other costs associated with the December 2011 redemption of all $605 million of our 7.875% Senior Notes due 2012.

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

In 2011, the Company completed transactions that involved certain domestic and foreign subsidiaries. These transactions generated capital gains increased the tax basis in subsidiaries including U.S. partnerships and resulted in the inclusion of foreign earnings for U.S. tax purposes. The capital gains were largely reduced by the utilization of capital losses. Due to the uncertainty regarding the Company’s ability to generate capital gain income, the deferred tax asset associated with these capital losses was offset by a full valuation allowance prior to these transactions. These transactions resulted in a net tax benefit of $87 million. Additionally, during 2011, an income tax benefit of approximately $60 million was generated as the result of the sale of two wholly-owned hotels. Also, in 2011, the IRS closed its audit in respect to tax years 2004 through 2006 resulting in the recognition of a tax benefit of approximately $25 million, primarily for the reversal of tax and interest reserves. These benefits were partially offset by tax on increased pretax income and valuation allowance increases in 2011 compared to 2010.

During 2010, the IRS closed its audit with respect to tax years 1998 through 2003 and the Company recognized a $42 million tax benefit in continuing operations, primarily associated with the refund of interest on taxes already paid. This benefit was partially offset by interest and taxes recorded on uncertain tax positions, which resulted in a charge of $23 million.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations Gain (Loss), Net	$(13)	$168	$(181)	n/m

During the year ended December 31, 2011, we recorded a loss of $13 million primarily related to an $18 million pretax loss from the sale of our interest in a consolidated joint venture, offset by a $10 million income tax benefit on the sale. Additionally, we recorded $5 million of interest charges related to an uncertain tax position.

During the year ended December 31, 2010, we recorded a gain of $134 million related to the final settlement with the IRS regarding a disposition in a prior year and a pretax gain of approximately $3 million ($36 million after tax) related to the sale of one wholly-owned hotel. The tax benefit was related to the realization of a high tax basis in this hotel that was generated through a previous transaction.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the year ended December 31, 2011 and 2010. The results for the year ended December 31, 2011 and 2010 represent results for 45 owned, leased and consolidated joint venture hotels (excluding six hotels sold and 14 hotels undergoing significant repositionings or without comparable results in 2011 and 2010).

	Year Ended December 31,
	2011	2010	Variance
Worldwide (45 hotels with approximately 15,900 rooms)
REVPAR (1)	$159.12	$142.76	11.5%
ADR	$218.65	$205.49	6.4%
Occupancy	72.8%	69.5%	3.3
Americas (31 hotels with approximately 12,600 rooms)
REVPAR (1)	$140.44	$129.30	8.6%
ADR	$196.75	$190.37	3.4%
Occupancy	71.4%	67.9%	3.5
EAME (11 hotels with approximately 2,200 rooms)
REVPAR (1)	$255.48	$220.08	16.1%
ADR	$339.15	$299.25	13.3%
Occupancy	75.3%	73.5%	1.8
Asia Pacific (3 hotels with approximately 1,100 rooms)
REVPAR (1)	$183.33	$144.86	26.6%
ADR	$218.78	$182.58	19.8%
Occupancy	83.8%	79.3%	4.5

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the year ended December 31, 2011 and 2010. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Year Months Ended December 31,
	2011	2010	Variance
Worldwide (837 hotels with approximately 252,600 rooms)
REVPAR (1)	$114.56	$104.43	9.7%
ADR	$168.37	$158.57	6.2%
Occupancy	68.0%	65.9%	2.1
Americas (528 hotels with approximately 161,800 rooms)
REVPAR (1)	$107.59	$98.25	9.5%
ADR	$155.19	$148.05	4.8%
Occupancy	69.3%	66.4%	2.9
EAME (172 hotels with approximately 44,300 rooms)
REVPAR (1)	$143.28	$132.58	8.1%
ADR	$219.35	$199.11	10.2%
Occupancy	65.3%	66.6%	(1.3)
Asia Pacific (137 hotels with approximately 46,500 rooms)
REVPAR (1)	$111.90	$99.57	12.4%
ADR	$169.17	$157.03	7.7%
Occupancy	66.1%	63.4%	2.7

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the year ended December 31, 2011 and 2010.

Segment Revenues	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$1,630	$1,597	$33	2.1%
EAME	592	529	63	11.9%
Asia Pacific	303	235	68	28.9%
Vacation ownership and residential	688	526	162	30.8%

Total segment revenues	$3,213	$2,887	$326	11.3%

Segment Earnings	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$555	$484	$71	14.7%
EAME	204	191	13	6.8%
Asia Pacific	186	165	21	12.7%
Vacation ownership and residential	170	123	47	38.2%

Total segment earnings	$1,115	$963	$152	15.8%

The Americas

Segment revenues increased $33 million in the year ended December 31, 2011, compared to the corresponding period in 2010, primarily related to the increase in management fees and franchise fees, partially offset by the decrease in revenues from our owned leased and consolidated joint venture hotels.

Revenues from our owned, leased and consolidated joint venture hotels decreased $50 million, primarily due to lost revenues from five owned hotels that were sold or closed in 2010 and 2011. These sold or closed hotels had revenues of $42 million in the year ended December 31, 2011, compared to $142 million for the corresponding period in 2010. Revenues from owned, leased and consolidated joint venture hotels were also negatively impacted by an $11 million decrease in revenues from eight owned hotels without comparable results in 2011 and 2010. These decreases in revenue were offset by an increase in revenue of approximately $51 million attributable to the increase in Same-Store Owned Hotel REVPAR of 8.6% to $140.44 for the year ended December 31, 2011, when compared to the corresponding period in 2010. The increase in revenues is also due to a $14 million increase in revenues from a joint venture in which we obtained a controlling interest during 2010 (see Note 4).

Revenues from management fees and franchise fees increased $52 million for the year ended December 31, 2011, when compared to the corresponding period in 2010, primarily due to the net addition of 23 managed and franchised hotels in 2011 and a 9.5% increase in Same-Store Systemwide REVPAR compared to the same period in 2010.

Segment earnings increased $71 million in the year ended December 31, 2011, compared to the corresponding period in 2010, primarily due to a $57 million increase in earnings from management fees, franchise fees and other income and a decrease in general overhead expenses of $17 million due to lower compensation expense and legal accruals, partially offset by a decrease of $14 million in earnings from our owned, leased and consolidated joint venture hotels.

EAME

Segment revenues increased $63 million in the year ended December 31, 2011, compared to the corresponding period in 2010. The increase in revenues was primarily related to a $55 million increase in our owned, leased and consolidated joint venture hotels and the favorable impact of foreign currency translation.

The increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to an increase in Same-Store Owned Hotel REVPAR of 16.1% to $255.48 for the year ended December 31, 2011, when compared to the corresponding period in 2010. REVPAR increased 8.7% in local currency for the year ended December 31, 2011, when compared to the corresponding period in 2010. Revenues from owned, leased and consolidated joint venture hotels also benefited from a $21 million increase in revenues from five owned hotels without comparable results in 2011 and 2010.

Revenues from management fees and franchise fees remained substantially consistent, despite the net exit of three managed or franchised hotels in 2011.

Segment earnings increased $13 million in the year ended December 31, 2011, compared to the corresponding period in 2010, primarily due to a $10 million increase in earnings from our owned, leased and consolidated joint venture hotels.

Asia Pacific

Segment revenues increased $68 million in the year ended December 31, 2011, compared to the corresponding period in 2010. The increase in revenues was primarily related to a $45 million increase in our owned, leased and consolidated joint venture hotels and a $23 million increase in our revenues from management fees and franchise fees.

The increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $19 million increase in revenue from one owned, leased and consolidated hotel without comparable results in 2011 and 2010. The increase in management fees and franchise fees was due to the net addition of 29 managed and franchised hotels in 2011, a 12.4% increase in Same-Store Systemwide Hotel REVPAR for the year ended December 31, 2011, when compared to the corresponding period in 2010, and the favorable impact of foreign currency translation.

Segment earnings increased $21 million in the year ended December 31, 2011, compared to the corresponding period in 2010, primarily due to a $27 million increase in earnings from management fees, franchise fees and other income and an increase of $14 million in earnings from our owned, leased and consolidated joint venture hotels, partially offset by an increase of $17 million in general overhead expenses, commensurate with the growth in this region.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue increased $162 million to $688 million for the year ended December 31, 2011, when compared to the corresponding period in 2010, primarily due to the recognition of residential sales at the St. Regis Bal Harbour. Segment earnings increased $47 million in the year ended December 31, 2011, compared to the corresponding period in 2010, also driven by residential sales at the St. Regis Bal Harbour.

LIQUIDITY AND CAPITAL RESOURCES

In 2012, we returned over half a billion dollars of capital to shareholders. We did this through increasing our dividend, paid in December 2012, by 150% and by repurchasing 6.3 million shares in 2012 for a total cost of approximately $320 million. Additionally during 2012, we retired $1.272 billion of debt, and issued $350 million of 3.125% Senior Notes due 2023.

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

Our day-to-day operations are financed through net working capital, a practice that is common in our industry. The ratio of our current assets to current liabilities was 0.95 and 1.27 as of December 31, 2012 and 2011, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels on a daily basis and fund payables as needed by drawing down on our existing revolving credit facility.

The majority of our restricted cash balance relates to cash used as collateral to reduce fees on letters of credit. Additionally, state and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of units under construction are held in escrow during the period prior to obtaining a certificate of occupancy. These payments and the deposits collected from sales during the rescission period are another component of our restricted cash balances in our consolidated balance sheets. At December 31, 2012 and 2011, we had short-term restricted cash balances of $158 million and $232 million, respectively.

Cash From Investing Activities

Gross capital spending during the full year ended December 31, 2012 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, Leased and Consolidated Joint Venture Hotels	$68
Corporate and information technology	78

Subtotal	146

Vacation Ownership and Residential Capital Expenditures:
Net capital expenditures for inventory (excluding St. Regis Bal Harbour) (2)	(38)
Capital expenditures for inventory — St. Regis Bal Harbour	27

Subtotal	(11)

Development Capital	271

Total Capital Expenditures	$406

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.

(2)	Represents gross inventory capital expenditures of $34 million less cost of sales of $72 million.

Gross capital spending during the year ended December 31, 2012 included approximately $146 million of maintenance capital, and $271 million of development capital. Investment spending on gross vacation ownership interest and residential inventory was $61 million, primarily related to the completion of construction of our hotel and residential project in Bal Harbour, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to stay competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2013 (excluding vacation ownership and residential inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2013, we currently expect to spend approximately $350 million for investment projects, various joint ventures and other investments.

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

Since 2006, we have sold 73 hotels realizing cash proceeds of approximately $6.1 billion in numerous transactions, including gross cash proceeds of approximately $542 million from the sale of eight hotels during the year ended December 31, 2012 (see Note 5 of the consolidated financial statements). There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

In late 2011, we received certificates of occupancy for the St. Regis Bal Harbour and, as a result, we began closings of units that had previously been sold. During the year ended December 31, 2012, we closed on 188 additional units. From project inception through December 31, 2012, we have closed contracts on 224 units representing approximately 73% of the total residential units available at the St. Regis Bal Harbour and realized residential revenue of $810 million.

Cash Used for Financing Activities

The following is a summary of our indebtedness (including capital leases) as of December 31, 2012:

	Amount Outstanding at December 31, 2012 (a)	Weighted Average Interest Rate at December 31, 2012	Weighted Average Maturity
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit Facility	$—	—	5.2
Mortgages and Other	43	4.65%	4.0

Total/Average	$43	4.65%	4.0

Fixed Rate Debt
Senior Notes	$1,220	5.93%	6.4
Mortgages and Other	12	3.07%	14.6

Total/Average	$1,232	5.90%	6.5

Total Debt
Total Debt and Average Terms	$1,275	5.86%	6.4

(a)	Excludes approximately $389 million of our share of unconsolidated joint venture debt and securitized vacation ownership debt of $533 million, all of which is non-recourse.

For specifics related to our financing transactions, issuances, and terms entered into for the years ended December 31, 2012 and 2011, see Note 15 of the consolidated financial statements.

In 2012, we repaid approximately $1.2 billion of our fixed rate senior notes with varying maturities. In June 2012, we redeemed all $495 million of our 6.25% Senior Notes, which were scheduled to mature in February 2013. We paid $513 million in connection with the early redemption and recorded a net charge of approximately $15 million, which represents $18 million in tender premiums and other redemption costs, partially offset by swap settlements of $3 million. In December 2012, we redeemed all $500 million of our 7.875% Senior Notes due 2014 and partially redeemed $156 million of our 7.375% Senior Notes due 2015, $29 million of our 6.75% Senior Notes due 2018 and $40 million of our 7.15% Senior Notes due 2019. We paid $833 million in connection with these early redemptions and recorded a net charge of approximately $113 million, which primarily represents $108 million in tender premiums and other redemption costs and an $11 million charge to write-off unamortized deferred financing costs and unamortized issuance discounts, partially offset by gains on swap settlements of $6 million.

Also during 2012, we prepaid $52 million of third party debt previously secured by one owned hotel.

During the twelve months ended December 31, 2012, we repurchased 6.3 million common shares at an average price of $50.83 for a total cost of approximately $320 million (see Note 21).

In December 2012, we issued $350 million of 3.125% Senior Notes, which will mature in February 2023. We used the net proceeds from the offering, together with cash on hand, to finance the December 2012 Redemptions.

During the year ended December 31, 2012, we completed a securitization of approximately $174 million of vacation ownership notes receivable. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized and the proceeds are presented as debt. Of the $174 million securitized in 2012, $155 million was previously unsecuritized and approximately $19 million related to the 2005 securitization for which the termination was prefunded. The net cash proceeds from the securitization, after the amount pre-funded for the future termination of the 2005 securitization and associated deal costs, were approximately $140 million (see Note 10). The pre-funded amount of $18 million is included in restricted cash until the 2005 securitization is terminated, which is expected to occur in 2013.

In November 2012, we closed on a new $1.75 billion senior credit facility (the “New Facility”) to replace the existing $1.5 billion credit agreement (the “Existing Facility”). The New Facility matures in February 2018, whereas the Existing Facility was scheduled to mature in November 2013. The New Facility is a multi-currency revolving loan commitment and is expected to be used for general corporate purposes. We have evaluated the commitments of each of the lenders in our New Facility, and we have reviewed our debt covenants and do not anticipate any issues regarding the availability of funds under the New Facility.

In December 2011, we redeemed all $605 million of our 7.875% Senior Notes outstanding, which were originally issued in April 2002 and due May 2012. We paid $628 million in connection with the redemptions and recorded a charge of approximately $16 million, representing the call premiums, and other related redemption costs.

During 2011, we completed the securitization of vacation ownership receivables resulting in net proceeds of approximately $177 million.

	December 31, 2012	December 31, 2011
	(in millions)
Gross Unsecuritized Debt	$1,275	$2,197
less: cash (including restricted cash of $123 million in 2012 and $212 million in 2011)	(428)	(666)

Net Unsecuritized Debt	$847	$1,531

Gross Securitized Debt (non-recourse)	$533	$532
less: cash restricted for securitized debt repayments (not included above)	(41)	(22)

Net Securitized Debt	$492	$510

Total Net Debt	$1,339	$2,041

The cost of borrowing under the New Facility is determined by a combination of our leverage ratios and credit ratings. Changes in our credit ratings may result in changes in our borrowing costs. Downgrades in our credit ratings would likely increase the relative costs of borrowing and reduce our ability to issue long-term debt, whereas upgrades would likely reduce costs and increase our ability to issue long-term debt. A credit rating is not a recommendation to buy, sell or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating. During the three months ended March 31, 2012, we were upgraded to investment grade by all three rating agencies. We were subsequently upgraded one additional ratings notch by all three rating agencies during the year ended December 31, 2012.

Our New Facility is used to fund general corporate cash needs. As of December 31, 2012, no amounts were drawn under the New Facility with up to $1.75 billion available for borrowing. The New Facility allows for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 1.25% plus the applicable currency LIBOR rate. Our ability to borrow under the New Facility is subject to compliance with the terms and conditions under the New Facility, including certain leverage covenants. Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the New Facility, and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities (primarily our $294 million of Senior Notes due in 2015), dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $145 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we would be subject to income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following contractual obligations(1) outstanding as of December 31, 2012 (in millions):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Debt (2)	$1,274	$2	$297	$38	$937
Interest payable	462	74	155	113	120
Capital lease obligations	1	—	1	—	—
Operating lease obligation	1,410	95	185	167	963
Unconditional purchase obligations (3)	143	76	62	5	—
Other long-term obligations	16	1	3	4	8

Total contractual obligations	$3,306	$248	$703	$327	$2,028

(1)	This table excludes unrecognized tax benefits that would require cash outlays for $226 million, the timing of which is uncertain. Refer to Note 14 of the consolidated financial statements for additional discussion on this matter.

(2)	Excludes securitized debt of $533 million, all of which is non-recourse.

(3)	Includes commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2012 (in millions):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$117	$94	$19	$—	$4

A dividend of $1.25 per share was paid in December 2012 to shareholders of record as of December 14, 2012.

A dividend of $0.50 per share was paid in December 2011 to shareholders of record as of December 15, 2011.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include letters of credit of $117 million, unconditional purchase obligations of $143 million and surety bonds of $80 million. These items are discussed in greater detail in Item 8, Financial Statements and Supplementary Data, and in Note 25.

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

At December 31, 2012, we were party to the following derivative instruments:

•

Forward contracts to hedge forecasted transactions for management and franchise fee revenues earned in foreign currencies. The aggregate dollar equivalent of the notional amounts was approximately $40 million. These contracts expire in 2013.

•

Forward foreign exchange contracts to manage the foreign currency exposure related to certain intercompany loans not deemed to be permanently invested. The aggregate dollar equivalent of the notional amounts of the forward contracts was approximately $645 million. These contracts expire in 2013.

The following table sets forth the scheduled maturities and the total fair value of our indebtedness and financial instruments as of December 31, 2012 (in millions, excluding average exchange rates):

	Expected Maturity or Transaction Date At December 31,						Total at December 31, 2012	Total Fair Value at December 31, 2012
	2013	2014	2015	2016	2017	Thereafter
Indebtedness
Fixed rate	$1	$—	$294	$—	$—	$937	$1,232	$1,406
Average interest rate							5.90%
Floating rate	$1	$2	$2	$35	$3	$—	$43	$43
Average interest rate							4.65%
Forward Foreign Exchange Hedge Contracts:
Fixed (EUR) to Fixed (USD)	$40	$—	$—	$—	$—	$—	$(1)	$(1)
Average Exchange rate							1.29
Forward Foreign Exchange Contracts:
Fixed (EUR) to Fixed (USD)	$55	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							1.31
Fixed (USD) to Fixed (EUR)	$41	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							0.76
Fixed (CLP) to Fixed (USD)	$59	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							0.00
Fixed (THB) to Fixed (USD)	$13	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							0.03
Fixed (JPY) to Fixed (USD)	$84	$—	$—	$—	$—	$—	$2	$2
Average Exchange rate							0.01
Fixed (MXP) to Fixed (USD)	$10	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							0.08
Fixed (AUD) to Fixed (USD)	$15	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							0.96
Fixed (CAD) to Fixed (USD)	$259	$—	$—	$—	$—	$—	$—	$—
Average Exchange rate							1.01
Fixed (GBP) to Fixed (EUR)	$90	$—	$—	$—	$—	$—	$—	$—
Fixed (JPY) to Fixed (THB)	$19	$—	$—	$—	$—	$—	$—	$—

Item 8.	Financial Statements and Supplementary Data.

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

Information regarding directors and corporate governance will be included in our proxy statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2012 and such information is incorporated herein by reference.

Executive Officers of the Registrants

The following table includes certain information with respect to each of our executive officers.

Name (listed alphabetically, after Chief Executive Officer)	Position
Frits van Paasschen	Chief Executive Officer and President and a Director
Jeffrey M. Cava	Executive Vice President and Chief Human Resources Officer
Christie N. Hicks	Senior Vice President, Starwood Sales Organization
Philip P. McAveety	Executive Vice President and Chief Brand Officer
Vasant M. Prabhu	Vice Chairman and Chief Financial Officer
Sergio D. Rivera	Co-President, The Americas
Kenneth S. Siegel	Chief Administrative Officer, General Counsel and Secretary
Simon M. Turner	President, Global Development

Biographies for our executive officers follow:

Frits van Paasschen. Mr. van Paasschen, 52, has been Chief Executive Officer and President of the Company since September 2007. From March 2005 until September 2007, he served as President and Chief Executive Officer of Molson Coors Brewing Company’s largest division, Coors Brewing Company, a brewing company, prior to its merger with Miller Brewing Company and the formation of MillerCoors LLC. Prior to joining Coors, from April 2004 until March 2005, Mr. van Paasschen worked independently through FPaasschen Consulting, a consulting company, and Mercator Investments, a private equity firm, evaluating, proposing, and negotiating private equity transactions. Prior thereto, Mr. van Paasschen spent seven years at Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products, most recently as Corporate Vice

President/General Manager, Europe, Middle East and Africa from 2000 to 2004. From 1995 to 1997, Mr. van Paasschen served as Vice President, Finance and Planning at Disney Consumer Products, a business segment of The Walt Disney Company that extends the Disney brand to a range of merchandise, and earlier in his career was a management consultant for eight years at the global management consulting firm of McKinsey & Company and the Boston Consulting Group. Mr. van Paasschen has been a director of the Company since September 2007.

Jeffrey M. Cava. Mr. Cava, 61, has been Executive Vice President and Chief Human Resources Officer since May 2008. Mr. Cava served as Executive Vice President Administration and Chief Human Resources Officer for Wendy’s International, Inc., a restaurant franchising company specializing in quick-service hamburgers, from June 2003 to May 2008. Prior to joining Wendy’s, Mr. Cava was Vice President and Chief Human Resources Officer for Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products; Vice President Human Resources for The Walt Disney Company, Consumer Products Group, a business segment of The Walt Disney Company that extends the Disney brand to a range of merchandise; and Vice President of Global Staffing, Training and Development for ITT Sheraton Corporation, a hotel company. Mr. Cava is also a member of the board of directors and has chaired the compensation committee of The Society for Human Resources Management, a non-profit global human resources professional organization.

Christie N. Hicks. Ms. Hicks, 57, has been Senior Vice President of Sales, Starwood Sales Organization since December, 2009. Ms. Hicks has been with the Company since October, 1999, when she joined as Vice President, Global Sales, North America, a position she held until mid-2001. From June 2001 to October 2009, Ms. Hicks was Senior Vice President, Global Sales of the Company. Prior to joining the Company, Ms. Hicks held a number of sales positions with Hyatt Hotels and Resorts, a global hospitality company, including Vice President, National Sales.

Philip P. McAveety. Mr. McAveety, 46, has been Executive Vice President and Chief Brand Officer since April 2008. Prior to joining the company, Mr. McAveety was Global Brand Director of Camper, SL, a fashion footwear company, from January 2007 until March 2008. From July 1997 until December 2006, he served as Vice President, Brand Marketing, Europe, Middle East and Africa at Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products.

Vasant M. Prabhu. Mr. Prabhu, 53, has been Vice Chairman and Chief Financial Officer since February 2010. Prior to that, he was Executive Vice President and Chief Financial Officer since January 2004. Prior to joining the Company, Mr. Prabhu served as Executive Vice President and Chief Financial Officer for Safeway Inc., a North American food and drug retailer specializing in grocery and general merchandise, from September 2000 through December 2003. Mr. Prabhu was previously the President of the Information and Media Group at the McGraw-Hill Companies, Inc., a provider of information services for the financial, education, commercial, and commodities market worldwide, from June 1998 to August 2000, and held several senior positions at divisions of PepsiCo, Inc., a global food, snack and beverage company, from June 1992 to May 1998. From August 1983 to May 1992 he was a partner at Booz Allen Hamilton Inc., an international management consulting firm. Mr. Prabhu is a member of the board of directors of Mattel, Inc.

Sergio D. Rivera. Mr. Rivera, 50, has been Co-President, The Americas since June 2012. Previously, Mr. Rivera was President and Chief Executive Officer of Starwood Vacation Ownership, a wholly owned subsidiary of the Company. Prior to 2008, Mr. Rivera held progressively senior management roles within the Company, including Controller, Vice President of Sales and Marketing, Senior Vice President of International Operations, and President of Global Real Estate. Mr. Rivera began his career with the Company through its predecessor company, Vistana Resorts, in 1989.

Kenneth S. Siegel. Mr. Siegel, 57, has been Chief Administrative Officer and General Counsel since May 2006. From November 2000 to May 2006, Mr. Siegel held the position of Executive Vice President and General Counsel. In February 2001, he was also appointed as the Secretary of the Company. Mr. Siegel was formerly the Senior Vice President and General Counsel of Gartner, Inc., a provider of research and analysis on information technology industries, from January 2000 to November 2000. Prior to that time, he served as Senior Vice President, General Counsel and Corporate Secretary of IMS Health Incorporated, an information services company, and its predecessors from February 1997 to December 1999. Prior to that time, Mr. Siegel was a Partner in the law firm of Baker & Botts, LLP. Mr. Siegel is also a Trustee of Cancer Hope Network, a non-profit entity, a Trustee of Minority Corporate Counsel Association, and a Trustee of the American Hotel & Lodging Educational Foundation.

Simon M. Turner. Mr. Turner, 51, has been President, Global Development since May 2008. From June 1996 to April 2008, he was a principal of Hotel Capital Advisers, Inc., a hotel investment advisory firm. During this period, Mr. Turner served on the board of directors of Four Season Hotels, Inc., serving as a member of the Human Resources Committee and the Audit Committee. He was also a member of the board of directors of Fairmont Raffles Hotels International and was chairman of the Audit Committee. From July 1987 to May 1996, Mr. Turner was a member of the Investment Banking Department of Salomon Brothers, based in both New York and London. He currently serves as a trustee of the Urban Land Institute and is a member of the Dean’s Advisory Board of the School of Hotel Administration at Cornell University.

Item 11.	Executive Compensation.

Information regarding executive compensation will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2012 and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2012 and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information regarding certain relationships and related transactions and director independence will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2012 and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2012 and such information is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

1-2.	The financial statements and financial statement schedule listed in the Index to Financial Statements and Schedule following the signature pages hereof.

3.	Exhibits:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company, as of May 30, 2007 (incorporated by reference to Appendix A to the Company’s 2007 Notice of Annual Meeting and Proxy Statement filed with the SEC on April 26, 2007).
3.2	Amended and Restated Bylaws of the Company, as amended and restated through April 10, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2006 (the “April 13 Form 8-K”).
3.3	Amendment to Amended and Restated Bylaws of the Company, dated as of March 13, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2008).
4.1	Termination Agreement dated as of April 7, 2006 between the Company and the Trust (incorporated by reference to Exhibit 4.1 of the April 13 Form 8-K).
4.2	Amended and Restated Rights Agreement, dated as of April 7, 2006, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Amended and Restated Articles Supplementary of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.2 of the April 13 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 1999).
4.5	Second Indenture Supplement, dated as of April 9, 2006, among the Company, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the April 13 Form 8-K).
4.6	Indenture, dated as of September 13, 2007, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2007 (the “September 17 Form 8-K”)).
4.7	Supplemental Indenture No. 2, dated as of May 23, 2008, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2008).
4.8	Supplemental Indenture No. 4, dated as of November 20, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2009).
4.9	Indenture, dated as of December 10, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2012 (the “December 10 Form 8-K”)).
4.10	Supplemental Indenture No. 1, dated as of December 10, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the December 10 Form 8-K).
The registrant hereby agrees to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the registrant and its consolidated subsidiaries upon the request of the Commission.

Exhibit Number	Description of Exhibit
10.1	Third Amended and Restated Limited Partnership Agreement of SLC Operating Limited Partnership, dated January 6, 1999, among the Company and the limited partners of SLC Operating Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.2	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital Group, L.L.C. and [the Company]/[Starwood Lodging Trust] (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.3	Credit Agreement, dated as of November 30, 2012, by and among the Company, certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2012).
10.4	First Amendment to Credit Agreement, dated as of February 6, 2013, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. +
10.5	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)). *
10.6	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001). *
10.7	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “2003 Form 10-Q1”)). *
10.8	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”)). *
10.9	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K). *
10.10	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Company’s 2002 Notice of Annual Meeting and Proxy Statement filed with the SEC on April 12, 2002). *
10.11	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 Form 10-Q1). *
10.12	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”)). *
10.13	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K). *
10.14	2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008 (“2004 LTIP”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (the “January 2009 Form 8-K”)). *
10.15	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004). *
10.16	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K). *
10.17	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC February 13, 2006 (the “February 2006 Form 8-K”)). *

Exhibit Number	Description of Exhibit
10.18	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K). *
10.19	Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the 2006 Form 10-Q2”)). *
10.20	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2). *
10.21	Annual Incentive Plan for Certain Executives, amended and restated as of December 2008 (incorporated by reference to Exhibit 10.2 to the January 2009 Form 8-K). *
10.22	Starwood Hotels & Resorts Worldwide, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 22, 2008 (incorporate by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). *
10.23	Form of Indemnification Agreement between the Company and each of its Directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2009). *
10.24	Employment Agreement, dated as of November 13, 2003, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). *
10.25	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2007 (the “August 17 Form 8-K”)). *
10.26	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”)). *
10.27	Employment Agreement, dated as of September 25, 2000, between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000). *
10.28	Letter Agreement, dated July 22, 2004 between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K). *
10.29	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.43 to the 2008 Form 10-K). *
10.30	Employment Agreement, dated as of August 2, 2007, between the Company and Bruce W. Duncan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007). *
10.31	Form of Restricted Stock Unit Agreement between the Company and Bruce W. Duncan pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007). *
10.32	Amended and Restated Employment Agreement, dated as of December 30, 2008, between the Company and Frits van Paasschen (incorporated by reference to Exhibit 10.52 to the 2008 Form 10-K). *
10.33	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (the “2007 Form 10-Q3”)). *
10.34	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.6 to the 2007 Form 10-Q3). *
10.35	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.7 to the 2007 Form 10-Q3). *
10.36	Form of Severance Agreement between the Company and each of Messrs. Siegel and Prabhu (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K). *

Exhibit Number	Description of Exhibit
10.37	Letter Agreement, dated August 22, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “2009 Form 10-Q1”). *
10.38	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Matthew Avril (incorporated by reference to Exhibit 10.2 to the 2009 Form 10-Q1). *
10.39	Amendment, dated as of December 15, 2011, to employment agreement between the Company and Matthew Avril (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). *
10.40	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.3 to the 2009 Form 10-Q1). *
10.41	Retirement Agreement and Mutual General Release of Claims by and between Starwood International Licensing Company, S.A.R.L., Starwood Hotels & Resorts Worldwide, Inc. and Matthew E. Avril, dated as of April 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 16, 2012). *
10.42	Letter Agreement, dated April 15, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.7 to the 2009 Form 10-Q1). *
10.43	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Simon Turner (incorporated by reference to Exhibit 10.8 to the 2009 Form 10-Q1). *
10.44	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.9 to the 2009 Form 10-Q1). *
12.1	Calculation of Ratio of Earnings to Total Fixed Charges.+
21.1	List of our Subsidiaries. +
23.1	Consent of Ernst & Young LLP. +
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer. +
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer. +
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer. +
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer. +
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to the consolidated financial statements. +

+	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ FRITS VAN PAASSCHEN
Frits van Paasschen
Chief Executive Officer and Director

Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRITS VAN PAASSCHEN	Chief Executive Officer and Director	February 21, 2013
Frits van Paasschen

/s/ BRUCE W. DUNCAN	Chairman and Director	February 21, 2013
Bruce W. Duncan

/s/ VASANT M. PRABHU	Executive Vice President and Chief	February 21, 2013
Vasant M. Prabhu	Financial Officer (Principal Financial Officer)

/s/ ALAN M. SCHNAID	Senior Vice President, Corporate	February 21, 2013
Alan M. Schnaid	Controller and Principal Accounting Officer

/s/ ADAM M. ARON	Director	February 21, 2013
Adam M. Aron

/s/ CHARLENE BARSHEFSKY	Director	February 21, 2013
Charlene Barshefsky

/s/ THOMAS E. CLARKE	Director	February 21, 2013
Thomas E. Clarke

/s/ CLAYTON C. DALEY, JR.	Director	February 21, 2013
Clayton C. Daley, Jr.

/s/ LIZANNE GALBREATH	Director	February 21, 2013
Lizanne Galbreath

/s/ ERIC HIPPEAU	Director	February 21, 2013
Eric Hippeau

/s/ AYLWIN B. LEWIS	Director	February 21, 2013
Aylwin B. Lewis

/s/ STEPHEN R. QUAZZO	Director	February 21, 2013
Stephen R. Quazzo

/s/ THOMAS O. RYDER	Director	February 21, 2013
Thomas O. Ryder

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

Management’s Report on Internal Control over Financial Reporting

Management of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (“Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15(d)-15(f).

Our management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on assessment and those criteria, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited Starwood Hotels & Resorts Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of the Company and our report dated February 21, 2013, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

February 21, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

February 21, 2013

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$305	$454
Restricted cash	158	232
Accounts receivable, net of allowance for doubtful accounts of $59 and $46	586	569
Inventories	361	812
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $9 and $10	65	64
Deferred income taxes	320	278
Prepaid expenses and other	124	125

Total current assets	1,919	2,534
Investments	260	259
Plant, property and equipment, net	3,162	3,232
Assets held for sale, net	36	42
Goodwill and intangible assets, net	2,025	2,053
Deferred income taxes	636	639
Other assets	385	355
Securitized vacation ownership notes receivable, net	438	446

	$8,861	$9,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2	$3
Accounts payable	121	144
Current maturities of long-term securitized vacation ownership debt	150	130
Accrued expenses	1,074	1,177
Accrued salaries, wages and benefits	395	375
Accrued taxes and other	287	163

Total current liabilities	2,029	1,992
Long-term debt	1,273	2,194
Long-term securitized vacation ownership debt	383	402
Deferred income taxes	78	46
Other liabilities	1,956	1,971

	5,719	6,605

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 193,121,094 and 195,913,400 shares at December 31, 2012 and 2011, respectively	2	2
Additional paid-in capital	816	963
Accumulated other comprehensive loss	(338)	(348)
Retained earnings	2,657	2,337

Total Starwood stockholders’ equity	3,137	2,954
Noncontrolling interest	5	1

Total equity	3,142	2,955

	$8,861	$9,560

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Owned, leased and consolidated joint venture hotels	$1,698	$1,768	$1,704
Vacation ownership and residential sales and services	1,287	703	538
Management fees, franchise fees and other income	888	814	712
Other revenues from managed and franchised properties	2,448	2,339	2,117

	6,321	5,624	5,071
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,391	1,449	1,395
Vacation ownership and residential	961	521	405
Selling, general, administrative and other	370	352	344
Restructuring and other special charges (credits), net	(12)	68	(75)
Depreciation	226	235	252
Amortization	25	30	33
Other expenses from managed and franchised properties	2,448	2,339	2,117

	5,409	4,994	4,471
Operating income	912	630	600
Equity earnings (losses) and gains and losses from unconsolidated ventures, net	25	11	10
Interest expense, net of interest income of $2, $3 and $2	(170)	(200)	(235)
Loss on early extinguishment of debt, net	(128)	(16)	(1)
Gain (loss) on asset dispositions and impairments, net	(21)	—	(39)

Income (loss) from continuing operations before taxes and noncontrolling interests	618	425	335
Income tax benefit (expense)	(148)	75	(27)

Income (loss) from continuing operations	470	500	308
Discontinued operations:
Income (loss) from operations, net of tax (benefit) expense of $0, $0 and $0	—	—	(1)
Gain (loss) on dispositions, net of tax (benefit) expense of $87, $(5) and $(166)	92	(13)	168

Net income	562	487	475
Net (income) loss attributable to noncontrolling interests	—	2	2

Net income attributable to Starwood	$562	$489	$477

Earnings (Losses) Per Share — Basic
Continuing operations	$2.44	$2.65	$1.70
Discontinued operations	0.48	(0.07)	0.91

Net income	$2.92	$2.58	$2.61

Earnings (Losses) Per Share — Diluted
Continuing operations	$2.39	$2.57	$1.63
Discontinued operations	0.47	(0.06)	0.88

Net income	$2.86	$2.51	$2.51

Amounts attributable to Starwood’s Common Shareholders
Income (loss) from continuing operations	$470	$502	$310
Discontinued operations	92	(13)	167

Net income	$562	$489	$477

Weighted average number of shares	193	189	183

Weighted average number of shares assuming dilution	197	195	190

Dividends declared per share	$1.25	$0.50	$0.30

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$562	$487	$475
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	25	(48)	3
Defined benefit pension and postretirement benefit plans net gains (losses) arising during the year	(13)	(20)	(4)
Amortization of actuarial gains and losses included in net periodic pension cost	2	1	1
Change in fair value of derivatives	—	1	(1)
Reclassification adjustments for losses (gains) included in net income	(4)	2	1
Change in fair value of investments	—	—	(1)

	10	(64)	(1)
Comprehensive income	572	423	474
Comprehensive (income) loss attributable to noncontrolling interests	—	2	2
Foreign currency translation adjustments attributable to noncontrolling interests	—	(1)	1

Comprehensive income attributable to Starwood	$572	$424	$477

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Equity Attributable to Starwood Stockholders
	Shares		Additional Paid-in Capital (1)	Accumulated Other Comprehensive (Loss) Income (2)	Retained Earnings	Equity Attributable to Noncontrolling Interests	Total
	Shares	Amount
	(in millions)
Balance at December 31, 2009	187	$2	$552	$(283)	$1,553	$21	$1,845
Net income (loss)	—	—	—	—	477	(2)	475
Stock option and restricted stock award transactions, net	6	—	248	—	—	—	248
ESPP stock issuances	—	—	5	—	—	—	5
Impact of adoption of ASU No. 2009-17	—	—	—	—	(26)	—	(26)
Other comprehensive income (loss)	—	—	—	—	—	(1)	(1)
Dividends declared	—	—	—	—	(57)	(3)	(60)

Balance at December 31, 2010	193	2	805	(283)	1,947	15	2,486
Net income (loss)	—	—	—	—	489	(2)	487
Stock option and restricted stock award transactions, net	3	—	154	—	—	—	154
ESPP stock issuances	—	—	5	—	—	—	5
Other comprehensive income (loss)	—	—	—	(65)	—	1	(64)
Dividends declared	—	—	—	—	(99)	(1)	(100)
Sale of controlling interest	—	—	—	—	—	(13)	(13)
Other	—	—	(1)	—	—	1	—

Balance at December 31, 2011	196	2	963	(348)	2,337	1	2,955
Net income (loss)	—	—	—	—	562	—	562
Stock option and restricted stock award transactions, net	3	—	167	—	—	—	167
ESPP stock issuances	—	—	6	—	—	—	6
Share repurchases	(6)	—	(320)	—	—	—	(320)
Other comprehensive income (loss)	—	—	—	10	—	—	10
Dividends declared	—	—	—	—	(242)	—	(242)
Sale of controlling interest	—	—	—	—	—	—	—
Other	—	—	—	—	—	4	4

Balance at December 31, 2012	193	$2	$816	$(338)	$2,657	$5	$3,142

(1)	Stock option and restricted stock award transactions are net of a tax (expense) benefit of $72 million, $26 million and $28 million in 2012, 2011, and 2010 respectively.

(2)	As of December 31, 2012, this balance is comprised of $251 million of cumulative translation adjustments, $86 million of net unrecognized actuarial losses, and $1 million of unrecognized losses on forward contracts.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2012	2011	2010

Operating Activities
Net income	$562	$487	$475
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(92)	13	(168)
Stock-based compensation expense	63	75	72
Excess stock-based compensation tax benefit	(72)	(26)	(28)
Depreciation and amortization	251	265	285
Amortization of deferred loan costs	6	11	13
Non-cash portion of restructuring and other special charges (credits), net	—	—	(7)
Non-cash foreign currency (gains) losses, net	(5)	12	(39)
Amortization of deferred gains	(87)	(87)	(81)
Provision for doubtful accounts	33	31	55
Distributions in excess (deficit) of equity earnings	—	7	3
Loss (gain) on asset dispositions and impairments, net	21	—	39
Non-cash portion of income tax expense (benefit)	(20)	63	16
Changes in working capital:
Restricted cash	(2)	(27)	9
Accounts receivable	(3)	(45)	(22)
Inventories	448	(14)	(110)
Prepaid expenses and other	(7)	(15)	1
Accounts payable and accrued expenses	13	78	13
Accrued income taxes	76	(195)	200
Securitized VOI notes receivable activity, net	7	(45)	(29)
VOI notes receivable activity, net	(24)	12	1
Other, net	16	41	66

Cash (used for) from operating activities	1,184	641	764

Investing Activities
Purchases of plant, property and equipment	(362)	(385)	(227)
Proceeds from asset sales, net	528	290	148
Issuance of notes receivable	(4)	(10)	(1)
Collection of notes receivable, net	4	7	2
Acquisitions, net of acquired cash	(1)	(28)	(18)
Purchases of investments	(2)	(8)	(32)
Proceeds from investments	4	4	49
Other, net	(41)	(46)	8

Cash (used for) from investing activities	126	(176)	(71)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	—	—	(114)
Long-term debt issued	358	47	3
Long-term debt repaid	(1,409)	(650)	(9)
Long-term securitized debt issued	166	200	280
Long-term securitized debt repaid	(165)	(162)	(224)
(Increase) decrease in restricted cash	69	(144)	—
Dividends paid	(242)	(99)	(93)
Proceeds from stock option exercises	74	70	141
Excess stock-based compensation tax benefit	72	26	28
Share repurchases	(320)	—	—
Other, net	(59)	(43)	(38)

Cash (used for) from financing activities	(1,456)	(755)	(26)

Exchange rate effect on cash and cash equivalents	(3)	(9)	(1)

Increase (decrease) in cash and cash equivalents	(149)	(299)	666
Cash and cash equivalents — beginning of period	454	753	87

Cash and cash equivalents — end of period	$305	$454	$753

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$170	$188	$244

Income taxes, net of refunds	$103	$42	$(171)

Non-cash acquisition of Hotel Imperial	$—	$57	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries. We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of approximately 1,100 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the development and operation of vacation ownership resorts; and marketing, selling and financing of vacation ownership interests (“VOIs”) in the resorts.

The consolidated financial statements include our assets, liabilities, revenues and expenses and those of our controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through the date the consolidated financial statements were filed.

Following the guidance for noncontrolling interests in Accounting Standards Codification (“ASC”) Topic 810, Consolidation, references in this report to our earnings per share, net income, and shareholders’ equity attributable to Starwood’s common shareholders do not include amounts attributable to noncontrolling interests.

On July 1, 2012, we completed an internal management reorganization related to our former hotel segment. Whereas our hotel business had previously been included in a single reportable segment, as a result of this reorganization, these results are now segregated into three separate hotel segments: (i) the Americas, (ii) Europe, Africa and the Middle East (“EAME”), and (iii) Asia Pacific. The vacation ownership and residential business remains a separate segment. Our consolidated financial statements were unaffected by this internal reorganization; however, certain prior period footnote data has been restated to be consistent with the current year presentation. Note 26 to the consolidated financial statements presents further information about our reportable segments.

Note 2.     Significant Accounting Policies

Cash and Cash Equivalents.    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash.    The majority of our restricted cash relates to cash used as collateral to reduce fees on letters of credit. Restricted cash also consists of deposits received on sales of VOIs and residential properties that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records.

Inventories.    Inventories are comprised principally of VOIs of $220 million and $261 million as of December 31, 2012 and 2011, respectively, residential inventory of $112 million and $521 million at December 31, 2012 and 2011, respectively, and hotel inventory. VOI and residential inventory, which has an operating cycle that generally exceeds 12 months, is classified as a current asset consistent with recognized industry practice. VOIs and residential inventory is carried at the lower of cost or net realizable value and includes $37 million and $29 million of capitalized interest incurred in 2011 and 2010, respectively. Capitalized interest incurred in 2012 was de minimis. Hotel inventory includes operating supplies and food and beverage inventory items which are generally valued at the lower of FIFO cost (first-in, first-out) or market.

Loan Loss Reserves.    For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2012, the average estimated default rate of our pools of receivables was 9.7%.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

We use the origination of the notes by brand (Sheraton, Westin, and Other) as the primary credit quality indicator to calculate the loan loss reserve for the vacation ownership notes, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired. In addition to quantitatively calculating the loan loss reserve based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year, and the Fair Isaac Corporation (“FICO”) scores of the buyers.

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is received. Upon reaching 120 days outstanding, the loan is considered to be in default, and we commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes upon default or that become delinquent.

For the hotel segments, we measure the impairment of a loan based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply the loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis.

Assets Held for Sale.    We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exists. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of a property for which we have significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement (See Note 12). The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless we will have significant continuing involvement (such as through a management or franchise agreement) after the sale.

Investments.    Investments in joint ventures are generally accounted for under the equity method of accounting when we have a 20% to 50% ownership interest or exercise significant influence over the venture. If our interest exceeds 50% or, if we have the power to direct the economic activities of the entity and the obligation to absorb losses, then the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment, which is dependent on the performance of the investment as well as the volatility inherent in external markets. In assessing potential impairment for an investment, we will consider these factors as well as the forecasted financial performance of the investment. If the forecast is not met, we may have to record an impairment charge.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Plant, Property and Equipment.    Plant, property and equipment are recorded at cost. We recorded capitalized interest of $7 million, $5 million and $2 million incurred in 2012, 2011 and 2010, respectively. The cost of improvements that extend the life of plant, property and equipment, such as structural improvements, equipment and fixtures, are capitalized. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 20 years for information technology software and equipment; and the lesser of the lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are retired or sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by us relating to the assets sold are insignificant.

We evaluate the carrying value of our assets for impairment in accordance with ASC Topic 360, Property Plant, and Equipment. When a trigger event occurs for assets in use, we compare the expected undiscounted future cash flows of the assets to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, we charge the excess of the net book value over the estimated fair value to current earnings. Fair value is based upon the discounted cash flows of the assets at rates deemed reasonable for the type of asset and prevailing market conditions, comparative sales for similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

Goodwill and Intangible Assets.    Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. We do not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized over their respective useful lives. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we review all goodwill and intangible assets for impairment annually, or upon the occurrence of a trigger event. ASC Topic 350 permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Impairment charges, if any, are recognized in operating results.

Frequent Guest Program.    Starwood Preferred Guest® (“SPG”) is our frequent guest incentive marketing program. SPG members earn points based on spending at our owned, managed and franchised hotels, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards (see Note 17). Points may be redeemed at substantially all of our owned, leased, managed and franchised hotels as well as through other redemption opportunities with third parties, such as conversion to airline miles.

We charge our owned, managed and franchised hotels the cost of operating the SPG program, including the estimated cost of our future redemption obligation, based on a percentage of our SPG members’ qualified expenditures. Our management and franchise agreements require that we are reimbursed for the costs of operating the SPG program, including marketing, promotions and communications, and performing member services for the SPG members. As points are earned, we increase the SPG point liability for the amount of cash we receive from our managed and franchised hotels related to the future redemption obligation. For our owned hotels, we record an expense for the amount of our future redemption obligation with the offset to the SPG point liability. When points are redeemed by the SPG members, the hotels recognize revenue and the SPG point liability is reduced.

Through the services of third-party actuarial analysts, we determine the value of the future redemption obligation. This value is based on statistical formulas which project the timing of future point redemptions based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third-parties for other point redemption opportunities.

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability (see Note 17), as of December 31, 2012 and 2011, is $922 million and $844 million, respectively, of which $275 million and $251 million, respectively, is included in accrued expenses.

Legal Contingencies.    We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. ASC Topic 450, Contingencies requires that an estimated loss from a loss contingency be accrued with a corresponding charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Changes in these factors could materially impact our financial position or our results of operations.

Fair Value of Financial Instruments.    Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prioritizes the inputs to valuation methodologies used to measure fair value as follows;

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

Derivative Financial Instruments.    We periodically enter into interest rate swap agreements, based on market conditions, to manage interest rate exposure. The net settlements paid or received under these agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt.

We enter into forward contracts to manage exposure to foreign currency fluctuations. All foreign currency hedging instruments have an inverse correlation to the hedged assets or liabilities. Changes in the fair value of the derivative instruments are classified in the same manner as the classification of the changes in the underlying assets or liabilities due to fluctuations in foreign currency exchange rates. These forward contracts do not qualify as hedges.

We periodically enter into forward contracts to manage foreign exchange risk based on market conditions. We enter into forward contracts to hedge fluctuations in forecasted transactions based on foreign currencies that are billed in United States dollars. These forward contracts have been designated as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income. As a forecasted transaction occurs, the gain or loss is reclassified from other comprehensive income to management fees, franchise fees and other income.

We do not enter into derivative financial instruments for trading or speculative purposes, and we monitor the financial stability and credit standing of our counterparties in these transactions.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Foreign Currency Translation.    Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions long-term in nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net gain of $5 million in 2012, a net loss of $12 million in 2011 and a net gain of $39 million in 2010.

Income Taxes.    We provide for income taxes in accordance with principles contained in ASC Topic 740, Income Taxes. Under these principles, we recognize the amount of income tax payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance if we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future available taxable income by taxing jurisdiction, the carry-back and carry-forward periods available to us for tax reporting purposes and tax attributes.

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

Stock-Based Compensation.    We calculate the fair value of share-based awards on the date of grant. Restricted stock awards are valued based on the share price. We have determined that a lattice valuation model provides a better estimate of the fair value of options granted under our long-term incentive plans than a Black-Scholes model. The lattice valuation option pricing model requires that we estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management decision regarding market factors and trends. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded. Please refer to Note 22, Stock-Based Compensation.

Revenue Recognition.    Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management fees and franchise fees; (3) vacation ownership and residential sales; (4) other revenues from managed and franchised properties. Generally, revenues are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. The following is a description of the composition of our revenues:

•

Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”), is a leading indicator of revenue trends at owned, leased and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

•

Management fees and Franchise Fees — Represents fees earned on hotels and resorts managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Luxury Collection, Westin, Le Méridien, Sheraton, Four Points by Sheraton, Aloft and Element brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with our owned, leased and consolidated joint venture hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•

Vacation Ownership and Residential Sales — We recognize revenue from VOI sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economy and, in particular, the U.S. economy, as well as interest rates and other economic conditions affecting the lending market. Revenue is generally recognized upon the buyer demonstrating a sufficient level of initial and continuing investment when the period of cancellation with refund has expired and receivables are deemed collectible. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We have also entered into licensing agreements with third-party developers to offer consumers branded condominiums or residences. Our fees from these agreements are generally based on the gross sales revenue of units sold. Residential fee revenue is recorded in the period that a purchase and sales agreement exists, delivery of services and obligations has occurred, the fee to the owner is deemed fixed and determinable and collectability of the fees is reasonably assured. Residential revenue on whole ownership units is generally recorded using the completed contract method, whereby revenue is recognized only when a sales contract is completed or substantially completed. During the performance period, costs and deposits are recorded on the balance sheet.

•

Other Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred by managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or net income.

Insurance Retention.    Through our captive insurance company, we provide insurance coverage for workers’ compensation, employment practices liability, auto liability and physical damage, property and general liability claims arising at hotel properties owned or managed by us through policies written directly and through reinsurance arrangements. Estimated insurance claims payable represent expected settlement of outstanding claims and a provision for claims that have been incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information including pending claims, historical

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

experience and current cost trends. The amount of the ultimate liability may vary from these estimates. Estimated costs of these self-insurance programs are accrued, based on the analysis of third-party actuaries.

Costs Incurred to Sell VOIs.    We capitalize direct costs attributable to the sale of VOIs until the sales are recognized. Selling costs capitalized under this methodology were approximately $4 million as of December 31, 2012 and 2011, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of ASC Topic 978, Real Estate – Time Sharing Activities. If a contract is cancelled, we charge the unrecoverable direct selling costs to expense and record forfeited deposits as income.

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

Advertising Costs.    We enter into multi-media advertising campaigns, including television, radio, internet, print advertisements and other promotional activities. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place. If it becomes apparent that the media campaign will not take place, then all costs are expensed at that time. During the years ended December 31, 2012, 2011 and 2010, we incurred approximately $154 million, $149 million and $132 million of advertising expense and other promotional activities, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

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

Impact of Recently Issued Accounting Standards.

Adopted Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This topic permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. This topic is for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption allowed. We adopted this topic during the fourth quarter of 2012 and it had no impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This topic permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. This topic is for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption allowed. We early adopted this topic during the fourth quarter of 2011 in conjunction with our annual impairment testing and it had no impact on our consolidated financial statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

In September 2011, the FASB issued ASU No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan”. This subtopic addresses concerns from users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside of the financial statements. The subtopic is effective for annual reporting periods ending after December 15, 2011. We adopted this topic as of December 31, 2011 (see Note 19).

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This topic clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We adopted this ASU on January 1, 2012 (see Note 24).

On January 1, 2010, we adopted ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” and we concluded we are the primary beneficiary of the qualifying special purpose entities (“QSPEs”) used in our securitization transactions. Accordingly, we began consolidating the QSPEs on January 1, 2010 and recorded the assets and liabilities of the QSPEs, a $26 million (net of tax) decrease in beginning retained earnings and a $1 million decrease to stockholders’ equity.

Note 3.     Earnings (Losses) per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to Starwood’s common shareholders (in millions, except per share data):

	Year Ended December 31,
	2012			2011			2010
	Earnings	Shares	Per Share	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic earnings from continuing operations attributable to Starwood’s common shareholders	$470	193	$2.44	$502	189	$2.65	$310	183	$1.70
Effect of dilutive securities:
Employee options and restricted stock awards	—	4		—	6		—	7

Diluted earnings from continuing operations attributable to Starwood’s common shareholders	$470	197	$2.39	$502	195	$2.57	$310	190	$1.63

Approximately 1.3 million shares, 1.2 million shares and 4.8 million shares were excluded from the computation of diluted shares in 2012, 2011 and 2010, respectively, as their impact would have been anti-dilutive.

Note 4.     Significant Acquisitions

During the year ended December 31, 2011, we executed a transaction with our former partner in a joint venture that owned three luxury hotels in Austria. In connection with the transaction, we acquired substantially the entire interest in two of the hotels in exchange for our interest in the third hotel and a cash payment of approximately $27 million by us. We previously held a 47.4% ownership interest in the hotels. In accordance

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

with ASC Topic 805, Business Combinations, we accounted for this transaction as a step acquisition, remeasured our previously held investment to fair value and recorded the approximately $50 million difference between fair value and our carrying value to the gain (loss) on asset dispositions and impairments, net, line item. The fair values of the assets and liabilities acquired have been recorded in our consolidated balance sheet, including the resulting goodwill of approximately $26 million. We entered into a long-term management contract for the hotel in which we exchanged our minority ownership interest and recorded a deferred gain of approximately $30 million in connection with this exchange.

During the year ended December 31, 2010, we paid approximately $23 million to acquire a controlling interest in a joint venture, in the Americas, in which we had previously held a non-controlling interest. The primary business of the joint venture is to develop, license and manage restaurant concepts. The acquisition took place after one of our former partners exercised its right to put its interest to us in accordance with the terms of the joint venture agreement. In accordance with ASC Topic 805, Business Combinations, we accounted for this transaction as a step acquisition, remeasured our previously held investment to fair value and recorded the approximately $5 million difference between fair value and its carrying value to the gain (loss) on asset dispositions and impairments, net, line item. The fair values of the assets and liabilities acquired were recorded in our consolidated balance sheet, including goodwill of approximately $26 million. The results of operations going forward from the acquisition date have been included in our consolidated statements of income.

Note 5.     Asset Dispositions and Impairments

During the year ended December 31, 2012, we sold one wholly-owned hotel for gross cash proceeds of approximately $16 million and recognized a pre-tax loss of $7 million in the gain (loss) on asset dispositions and impairments, net, line item. The hotel was sold subject to a long-term franchise agreement. Also during the year ended December 31, 2012, we sold two wholly-owned hotels, subject to long-term management agreements, for gross cash proceeds of approximately $251 million. We recorded deferred gains of approximately $100 million in connection with these sales. The deferred gains will be amortized into the management fees, franchise fees and other income line over the initial terms of the management agreements, which are 20 years.

Additionally, during the year ended December 31, 2012, we recorded a loss of $9 million related to the other-than-temporary impairment of our investment in an unconsolidated joint venture.

Finally, during the year ended December 31, 2012, we sold five wholly-owned hotels, unencumbered by management or franchise agreements, for gross cash proceeds of approximately $275 million. In connection with the sales, we recognized a gain of approximately $78 million (net of tax), partially offset by an impairment charge of $5 million (net of tax) recorded in discontinued operations, net (see Note 18).

During the year ended December 31, 2011, we sold two wholly-owned hotels for cash proceeds of approximately $237 million. These hotels were sold subject to long-term management agreements and we recorded deferred gains of approximately $66 million relating to the sales. The deferred gains will be amortized into the management fees, franchise fees and other income line over the initial terms of the management agreements. Also during the year ended December 31, 2011, we sold our interest in a consolidated joint venture for cash proceeds of approximately $44 million, with the buyer assuming $57 million of our debt (see Note 15). We recognized a pretax loss of $18 million in discontinued operations as a result of the sale (see Note 18).

Additionally, during the year ended December 31, 2011, we recorded an impairment charge of $31 million to write-off our noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan and a $9 million loss due to the impairment of fixed assets that were written down in connection with significant renovations and related asset retirements at two properties. These amounts were partially offset by a $50 million gain as a result of remeasuring the fair value of our previously held noncontrolling interest in two hotels in which we obtained a controlling interest (see Note 4).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2010, we recorded a net loss on dispositions of approximately $39 million, primarily related to a $53 million loss on the sale of one wholly-owned hotel subject to a long-term management contract and a $4 million impairment of fixed assets that are being retired in connection with a significant renovation of a wholly-owned hotel. These charges were partially offset by a gain of $14 million from insurance proceeds received for a claim at a wholly-owned hotel that suffered damage from a storm, a $5 million gain as a result of an acquisition of a controlling interest in a joint venture in which we previously held a non-controlling interest (see Note 4) and a $4 million gain from the sale of non-hotel assets.

During the years ended December 31, 2012, 2011 and 2010, we reviewed the recoverability of the carrying values of our owned hotels and determined that certain hotels or hotel assets were impaired. The fair values of the hotels were estimated primarily from discounted cash flows models. Impairment charges totaling $2 million, $7 million and $2 million, relating to two, six and one hotels, were recorded in the years ended December 31, 2012, 2011 and 2010, respectively, and to the following segment asset groups (in millions):

	Year Ended December 31,
	2012	2011	2010
Americas	$—	$5	$2
EAME	2	2	—

Total	$2	$7	$2

Note 6.     Assets Held for Sale

During the year ended December 31, 2012, we entered into a purchase and sale agreement for the sale of certain wholly-owned hotels. We received a non-refundable deposit during the fourth quarter of 2012, and the hotels and estimated goodwill of $4 million expected to be allocated to these assets have been reclassified as assets held for sale as of December 31, 2012 and 2011. In connection with the anticipated sales, we recognized an impairment charge of $4 million recorded to the gain (loss) on asset dispositions and impairments, net, line item to reflect the fair market value of the properties based on the current market price less costs to sell. The sales of these hotels, which are encumbered by franchise agreements, closed in January 2013, and we received gross cash proceeds of approximately $36 million.

Note 7.     Plant, Property and Equipment

Plant, property and equipment consisted of the following (in millions):

	December 31,
	2012	2011
Land and improvements	$554	$612
Buildings and improvements	2,985	3,031
Furniture, fixtures and equipment	1,876	1,852
Construction work in process	169	244

	5,584	5,739
Less accumulated depreciation and amortization	(2,422)	(2,507)

	$3,162	$3,232

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The above balances include unamortized capitalized computer software costs of $108 million and $155 million at December 31, 2012 and 2011 respectively. Amortization of capitalized computer software costs was $33 million, $32 million and $36 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 8.     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 is as follows (in millions):

	Americas Segment	EAME Segment	Asia Pacific Segment	Vacation Ownership and Residential Segment	Total
Balance at January 1, 2011	$819	$242	$283	$151	$1,495
Acquisitions	—	26	—	—	26
Currency translation adjustment	—	(11)	—	—	(11)
Asset dispositions	(33)	—	—	—	(33)
Other	—	(1)	—	—	(1)

Balance at December 31, 2011	$786	$256	$283	$151	$1,476

Balance at January 1, 2012	$786	$256	$283	$151	$1,476
Acquisitions	—	6	—	—	6
Currency translation adjustment	—	3	—	—	3
Asset dispositions	(58)	—	—	—	(58)
Other	—	—	—	—	—

Balance at December 31, 2012	$728	$265	$283	$151	$1,427

In 2012, we changed our reportable segments and have reclassified the above table to be consistent with our new reportable segments (see Note 26).

As previously discussed in Note 6, Assets Held for Sale, we included approximately $4 million of goodwill in assets held for sale, which represented the goodwill we allocated to the sale of wholly-owned hotels that took place in January 2013. The goodwill balances as of December 31, 2011 have been reclassified to be consistent with the current year presentation.

At October 31, 2012, the date of our annual impairment valuation, the vacation ownership and residential segment’s fair value significantly exceeded its book value. The fair value was determined primarily from a discounted cash flow model, in which the underlying cash flows were derived from our current financial projections. The two key assumptions used in the fair value calculation are the discount rate and the capitalization rate in the terminal period, which were 10% and 2%, respectively. Based on the results of the discounted cash flow model and the comparison of the segment’s fair value to its book value, we determined goodwill was not impaired.

At October 31, 2012, the date of our annual impairment valuation, we evaluated the goodwill for the hotel segments and determined that, for each of the hotel segments, the fair value significantly exceeded the book value. We used a market approach to determine the fair value of the reporting units. We utilized earnings multiples from various independent, third party investment firms and applied those earnings multiples to the respective earnings streams (owned hotels, management and franchise fees and other) generated by each of our hotel segments to determine the fair value for each of the hotel segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

In 2011, we early adopted ASU 2011-08 to consider impairment for our two reporting units at that time, hotels and vacation ownership. The ASU allows companies to perform a qualitative assessment of goodwill, to determine if the two-step goodwill impairment test is necessary. In 2011, the internal and external factors affecting the segments were evaluated, and we concluded the two-step goodwill impairment tests were not required for either segment; thus, no impairment existed.

Intangible assets consisted of the following (in millions):

	December 31,
	2012	2011
Trademarks and trade names	$314	$313
Management and franchise agreements	456	412
Other	15	16

	785	741
Accumulated amortization	(187)	(164)

	$598	$577

The intangible assets related to management and franchise agreements have finite lives, and accordingly, we recorded amortization expense of $24 million, $29 million, and $33 million, respectively, during the years ended December 31, 2012, 2011 and 2010. The other intangible assets noted above have indefinite lives.

Amortization expense relating to intangible assets with finite lives for each of the years ended December 31, is expected to be as follows (in millions):

2013	$25
2014	25
2015	25
2016	24
2017	24

Note 9.     Other Assets

Other assets include the following (in millions):

	December 31,
	2012	2011
VOI notes receivable, net of allowance of $39 and $46	$92	$93
Prepaid expenses	158	104
Deposits and other	135	158

Total	$385	$355

See Note 11 for discussion relating to VOI notes receivable.

Note 10.     Transfers of Financial Assets

We have variable interests in the entities associated with our six outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these VIEs. In making

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $28 million and $31 million during 2012 and 2011, respectively. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interest in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 16). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $49 million, $44 million and $43 million during 2012, 2011, and 2010, respectively, and is classified in cash and cash equivalents.

During the year ended December 31, 2012, we completed a securitization of approximately $174 million of vacation ownership notes receivable. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized and the proceeds are presented as debt. Of the $174 million securitized in 2012, $155 million was previously unsecuritized and approximately $19 million related to the 2005 securitization for which the termination was prefunded. The net cash proceeds from the securitization, after the amount pre-funded for the future termination of the 2005 securitization and associated deal costs, were approximately $140 million. The pre-funded amount of $18 million is included in restricted cash until the 2005 securitization is terminated, which is expected to occur in 2013.

During the year ended December 31, 2011, we completed a securitization of approximately $210 million of vacation ownership notes receivable. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized and the proceeds are presented as debt. Of the $210 million securitized in 2011, $200 million was previously unsecuritized and approximately $10 million came from the terminated 2003 securitization. The 2003 securitization was terminated, including pay-down of all outstanding principal and interest due. The net cash proceeds from the securitization after termination of the 2003 securitization and associated deal costs were approximately $177 million.

During the year ended December 31, 2010, we completed a securitization of approximately $300 million of vacation ownership notes receivable. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized. Approximately $93 million of proceeds from this transaction were used to terminate the securitization completed in June 2009 by repaying the outstanding principal and interest on the securitized debt. In connection with the termination, a charge of $5 million was recorded to interest expense, relating to the settlement of a balance guarantee interest rate swap and the write-off of deferred financing costs. The net cash proceeds from the securitization after termination of the 2009 securitization and associated deal costs were approximately $180 million

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

See Note 11 for disclosures and amounts related to the securitized vacation ownership notes receivable consolidated on our balance sheets as of December 31, 2012 and 2011.

Note 11.     Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consist of the following (in millions):

	December 31,
	2012	2011
Vacation ownership loans – securitized	$503	$510
Vacation ownership loans – unsecuritized	111	113

	614	623
Less: current portion
Vacation ownership loans – securitized	(65)	(64)
Vacation ownership loans – unsecuritized	(19)	(20)

	$530	$539

We include the current and long-term maturities of unsecuritized VOI notes receivable in accounts receivable and other assets, respectively, in our consolidated balance sheets.

We record interest income associated with VOI notes in our vacation ownership and residential sale and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Vacation ownership loans – securitized	$69	$64	$66
Vacation ownership loans – unsecuritized	15	21	21

	$84	$85	$87

The following tables present future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2013	$74	$28	$102
2014	76	11	87
2015	77	12	89
2016	75	12	87
Thereafter	274	96	370

Balance at December 31, 2012	$576	$159	$735

Weighted Average Interest Rates	12.97%	12.13%	12.75%

Range of interest rates	5 to 17%	6 to 17%	5 to 17%

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of December 31, 2012, the average estimated default rate for our pools of receivables was 9.7%.

The activity and balances for our loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2009	$—	$94	$94
Provisions for loan losses	14	32	46
Write-offs	—	(52)	(52)
Adoption of ASU No. 2009-17	77	(4)	73
Other	(9)	9	—

Balance at December 31, 2010	82	79	161
Provisions for loan losses	2	27	29
Write-offs	—	(54)	(54)
Other	(4)	4	—

Balance at December 31, 2011	80	56	136
Provisions for loan losses	—	26	26
Write-offs	—	(41)	(41)
Other	(7)	7	—

Balance at December 31, 2012	$73	$48	$121

We use the origination of the notes by brand (Sheraton, Westin, and Other) as the primary credit quality indicator to calculate the loan loss reserve for the vacation ownership notes, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired. In addition to quantitatively calculating the loan loss reserve based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year, and the FICO scores of the buyers.

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Past due balances of VOI notes receivable by credit quality indicators are as follows (in millions):

	30-59 Days	60-89 Days	>90 Days	Total Past		Total
	Past Due	Past Due	Past Due	Due	Current	Receivables
As of December 31, 2012
Sheraton	$4	$3	$20	$27	$331	$358
Westin	3	2	10	15	334	349
Other	—	—	7	7	21	28

	$7	$5	$37	$49	$686	$735

As of December 31, 2011
Sheraton	$5	$3	$26	$34	$321	$355
Westin	3	2	17	22	345	367
Other	1	1	4	6	31	37

	$9	$6	$47	$62	$697	$759

Note 12.     Deferred Gains

We defer gains realized in connection with the sale of a property for which we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement. As of December 31, 2012 and 2011, we had total deferred gains of $1.035 billion and $1.018 billion, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $87 million, $87 million and $81 million in 2012, 2011 and 2010, respectively.

Note 13.     Restructuring and Other Special Charges (Credits), Net

Restructuring and other special charges (credits), net were $(12) million, $68 million and $(75) million for the years ended December 31, 2012, 2011 and 2010, respectively. These net charges (credits) are not recorded in our reportable segment earnings.

As a result of a court ruling during the year ended December 31, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of a litigation reserve that we recorded in 2011.

During the year ended December 31, 2011, we recorded a charge of $70 million related to an unfavorable decision in a lawsuit (see Note 25), offset by a credit of $2 million to adjust previously recorded reserves to the amounts we expected to pay.

During the year ended December 31, 2010, we received cash proceeds of $75 million in connection with the favorable settlement of a lawsuit. We recorded this settlement, net of the reimbursement of legal costs incurred in connection with the litigation, as a credit to the restructuring and other special charges (credits) line item. Additionally, we recorded a credit of $8 million, as a liability associated with an acquisition in 1998 was no longer deemed necessary (see Note 25).

We had remaining restructuring accruals of $78 million and $89 million as of December 31, 2012 and 2011, respectively, primarily recorded in accrued expenses.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14.     Income Taxes

Income tax data from our continuing operations is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Pretax income
U.S.	$356	$165	$85
Foreign	262	260	250

	$618	$425	$335

Provision (benefit) for income tax
Current:
U.S. federal	$26	$(215)	$(61)
State and local	22	(21)	18
Foreign	118	88	43

	166	(148)	—

Deferred:
U.S. federal	(25)	62	22
State and local	(2)	(11)	(7)
Foreign	9	22	12

	(18)	73	27

	$148	$(75)	$27

No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $2.9 billion as of December 31, 2012 since these amounts are permanently reinvested. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows (in millions):

	December 31,
	2012	2011
Current deferred tax assets	$320	$278
Long-term deferred tax assets	636	639
Current deferred tax liabilities (1)	(40)	(7)
Long-term deferred tax liabilities	(78)	(46)

Deferred income taxes	$838	$864

(1)	Included in the accrued taxes and other line item in the consolidated balance sheets.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The tax effect of the temporary differences and carryforward items that give rise to deferred taxes were as follows (in millions):

	December 31,
	2012	2011
Plant, property and equipment	$(43)	$(23)
Intangibles	(70)	(11)
Inventories	58	118
Deferred gains	366	350
Investments	208	133
Receivables (net of reserves)	47	9
Accrued expenses and other reserves	182	201
Employee benefits	81	61
Net operating loss, capital loss and tax credit carryforwards	223	257
Other	37	3

	1,089	1,098
Less valuation allowance	(251)	(234)

Deferred income taxes	$838	$864

At December 31, 2012, we had federal net operating losses, which have varying expiration dates extending through 2030, of approximately $9 million. We expect to realize substantially all of the tax benefit associated with these attributes.

At December 31, 2012, we had state net operating losses, which have varying expiration dates extending through 2032, of approximately $1.4 billion. We also had state tax credit carryforwards of $22 million which are indefinite or will fully expire by 2026. We have established a valuation allowance against the majority of these attributes as it is unlikely that the tax benefit of these attributes will be realized prior to expiration.

At December 31, 2012, we had foreign net operating losses, capital losses and other attributes, which are indefinite or have varying expiration dates extending through 2031, of approximately $250 million, $19 million and $14 million, respectively. We also had tax credit carryforwards of approximately $23 million in foreign jurisdictions. The tax credit carryforwards available in foreign jurisdictions are indefinite or will fully expire by 2031. We have established a valuation allowance against the majority of these attributes as it is unlikely that the tax benefit of these attributes will be realized prior to expiration.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of our tax provision at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Tax provision at U.S. statutory rate	$216	$149	$117
U.S. state and local income taxes	6	(19)	(2)
Tax on repatriation of foreign earnings	3	25	(19)
Effect of foreign operations and other	(74)	(94)	(108)
Foreign withholding tax	34	22	16
Tax/(benefit) on capital gains	(1)	334	99
Change in asset basis	(13)	(130)	—
Change in uncertain tax positions	15	22	23
Tax settlements	(1)	(25)	(42)
Tax/(benefit) on asset dispositions	(41)	(51)	4
Change in valuation allowances	21	(304)	(99)
Other	(17)	(4)	38

Provision for income tax (benefit)	$148	$(75)	$27

The effect of foreign operations and other reconciling item includes the difference between the U.S. statutory tax rate and the local country statutory tax rate, impacts of tax holidays and tax exempt income.

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

During 2011, the IRS closed its audit with respect to tax years 2004 through 2006 resulting in a $25 million tax benefit primarily related to the reversal of tax and interest reserves. During 2010, the IRS closed its audit with respect to tax years 1998 through 2003 and we recognized a $42 million tax benefit in continuing operations primarily associated with the refund of interest on taxes previously paid. Also in 2010, as a result of the 1998 through 2003 audit closure, we recognized a $134 million tax benefit in discontinued operations primarily related to the portion of the tax no longer due.

As of December 31, 2012, we had approximately $191 million of total unrecognized tax benefits, of which $52 million would affect our effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Beginning of year	$153	$510	$999
Additions based on tax positions related to the current year	19	24	29
Additions for tax positions of prior years	27	36	18
Settlements with tax authorities	(4)	(407)	(499)
Reductions for tax positions in prior years	(3)	(6)	(5)
Reductions due to the lapse of applicable statutes of limitations	(1)	(4)	(32)

End of year	$191	$153	$510

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

It is reasonably possible that approximately $51 million of our unrecognized tax benefits as of December 31, 2012 will reverse within the next twelve months, the majority of which will not impact the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. We had $80 million and $74 million accrued for the payment of interest as of December 31, 2012 and December 31, 2011, respectively. We did not have any reserves for penalties as of December 31, 2012 and 2011.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of December 31, 2012, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 and to examination by any U.S. state taxing authority prior to 1998. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 15.     Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,
	2012	2011
Senior Credit Facility:
Revolving Credit Facility, maturing 2018	$—	$—
Senior Notes, interest at 6.25%, redeemed in 2012	—	500
Senior Notes, interest at 7.875%, redeemed in 2012	—	497
Senior Notes, interest at 7.375%, maturing 2015	294	450
Senior Notes, interest at 6.75%, maturing 2018	371	400
Senior Notes, interest at 7.15%, maturing 2019	206	245
Senior Notes, interest at 3.125%, maturing 2023	349	—
Mortgages and other, interest rates ranging from 1.00% to 9.00%, various maturities	55	105

	1,275	2,197
Less current maturities	(2)	(3)

Long-term debt	$1,273	$2,194

Aggregate debt maturities for each of the years ending December 31 are as follows (in millions):

2013	$2
2014	2
2015	296
2016	35
2017	3
Thereafter	937

$1,275

We maintain lines of credit under which bank loans and other short-term debt can be drawn on. In addition, smaller credit lines are maintained by our foreign subsidiaries. In November 2012, we closed on a new $1.75 billion senior credit facility (the “New Facility”) to replace the existing $1.5 billion credit agreement (the “Existing Facility”). The New Facility matures in February 2018, whereas the Existing Facility was scheduled to

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

mature in November 2013. The New Facility is a multi-currency revolving loan commitment and is expected to be used for general corporate purposes. We had approximately $1.75 billion of available borrowing capacity under our domestic and foreign lines of credit as of December 31, 2012. The short-term borrowings under these lines of credit at December 31, 2012 and 2011 were de minimis.

On December 5, 2012, we issued $350 million of 3.125% senior notes. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2013, and the notes will mature on February 15, 2023. The notes rank pari passu with all of our other unsecured and unsubordinated obligations. We may redeem all or a portion of the notes at our option at any time prior to November 15, 2022 at the make-whole redemption price equal to the greater of (1) 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, and (2) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest in respect of the notes being redeemed (exclusive of any interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis at the treasury rate plus 25 basis points, plus accrued and unpaid interest to, but excluding, the redemption date. At any time on or after November 15, 2022, we may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. We used the net proceeds from the offering, together with cash on hand, to finance the 2012 redemptions discussed below.

During the year ended December 31, 2012, we completed a tender offer to purchase four different series of senior notes. The offer to purchase resulted in principal tenders of $321 million of our 7.875% Senior Notes due 2014, $156 million of our 7.375% Senior Notes due 2015, $29 million of our 6.75% Senior Notes due 2018 and $40 million of our 7.15% Senior Notes due 2019. Subsequent to the tender offer, we exercised our option to redeem the remaining $179 million 7.875% Senior Notes due 2014. We paid $833 million in connection with these redemptions. We recorded a charge of approximately $113 million in the loss on early extinguishment of debt, net, line item in our statements of income, which primarily relates to $85 million of tender premiums, $23 million of make-whole premiums related to our redemption exercise, $11 million to write-off unamortized deferred financing costs, and unamortized issuance discounts, partially offset by favorable swap settlements of $6 million.

During the year ended December 31, 2012, we also exercised our option to redeem all of our outstanding 6.25% Senior Notes due 2013, which had a principal amount of approximately $495 million. We paid approximately $513 million in connection with this redemption. As a result of the early redemption of the 6.25% Senior Notes, we recorded a net charge of approximately $15 million in the loss on early extinguishment of debt, net, line item in our statements of income, which represents $18 million in tender premiums and other redemption costs, partially offset by favorable swap settlements of $3 million.

Also during the year ended December 31, 2012, we prepaid $52 million of third party debt previously secured by one owned hotel.

We are subject to certain restrictive debt covenants under our short-term borrowing and long-term debt obligations including a financial maintenance covenant, limitations on incurring additional debt, restrictions on liens, limitations on ability to pay dividends, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. We were in compliance with all of the short-term and long-term debt covenants at December 31, 2012.

During the year ended December 31, 2011, we entered into a credit agreement which provided a loan of approximately $38 million, which is due in 2016 and is secured by one of our owned hotels. Proceeds from this loan were used to pay off an existing credit agreement that was due in 2012.

During the year ended December 31, 2011, we redeemed all of the outstanding 7.875% Senior Notes due 2012, which had a principal amount of approximately $605 million. In connection with this transaction, we terminated

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

two interest rate swaps related to the 7.875% Senior Notes, which had notional amounts totaling $200 million (see Note 23). As a result of the early redemption of the 7.875% Senior Notes, we recorded a net charge of approximately $16 million in in the loss on early extinguishment of debt, net, line item in our statements of income, representing the redemption premiums, swap settlements and other related redemption costs.

During the year ended December 31, 2011, we sold our interest in a consolidated joint venture which resulted in the buyer assuming approximately $57 million of our mortgage debt.

During the year ended December 31, 2011, we entered into two interest rate swaps with a total notional amount of $100 million, where we pay floating and receive fixed interest rates. These two interest rates swaps were terminated in 2012 (see Note 23).

Note 16.     Securitized Vacation Ownership Debt

Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	December 31,
	2012	2011
2005 securitization, interest rates ranging from 5.25% to 6.29%, maturing 2013	$22	$37
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	18	27
2009 securitization, interest rate at 5.81%, maturing 2015	63	92
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	138	190
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2026	137	186
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2024	155	—

	533	532
Less current maturities	(150)	(130)

Long-term debt	$383	$402

During the year ended December 31, 2012, we completed a securitization of approximately $174 million of vacation ownership notes receivable (see Note 10).

During the years ended December 31, 2012 and 2011, interest expense associated with securitized vacation ownership debt was $22 million.

Note 17.     Other Liabilities

Other liabilities consisted of the following (in millions):

	December 31,
	2012	2011
Deferred gains on asset sales	$944	$933
SPG point liability (a)	733	724
Deferred revenue including VOI and residential sales	33	17
Benefit plan liabilities	78	74
Insurance reserves	45	47
Other	123	176

	$1,956	$1,971

(a)	Includes the actuarially determined liability related to the SPG program and the liability associated with the American Express transaction discussed below.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2009, we entered into an amendment to our existing co-branded credit card agreement (“Amendment”) with American Express and extended the term of our co-branding agreement to June 15, 2015. In connection with the Amendment in July 2009, we received $250 million in cash toward the purchase of future SPG points by American Express. In accordance with ASC Topic 470, Debt, we have recorded this transaction as a financing arrangement with an implicit interest rate of 4.5%. The Amendment requires a fixed amount of $50 million per year to be deducted from the $250 million advance over the five-year period regardless of the total amount of points purchased. As a result, the liability associated with this financing arrangement is being reduced ratably over a five-year period beginning in October 2009. The terms of the Amendment state that if we fail to comply with certain financial covenants, we would have to repay the remaining balance of the liability, and, if we do not pay such liability, then we are required to pledge certain receivables as collateral for the remaining balance of the liability. As of December 31, 2012 and 2011, the liability related to the Amendment was $28 million and $72 million, respectively, and was recorded in other liabilities.

Note 18.     Discontinued Operations

Summary of financial information for discontinued operations is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Income Statement Data
Gain (loss) on disposition, net of tax	$92	$(13)	$168
Income (loss) from operations, net of tax	$—	$—	$(1)

During the year ended December 31, 2012, the gain of $92 million (net of tax) was primarily related to the gain of $78 million (net of tax) on the sale of one wholly owned hotel, which was sold unencumbered by a management or franchise agreement. Additionally, a gain of $23 million (net of tax) resulted from the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation, which we acquired in 1998. These gains were partially offset by a loss of $5 million (net of tax) related to the loss on the sale of four wholly-owned hotels and a loss of $5 million (net of tax) for accrued interest related to an uncertain tax position associated with a previous disposition.

During the year ended December 31, 2011, we recorded a loss of $13 million, including an $18 million pretax loss from the sale of our interest in a consolidated joint venture, offset by a $10 million income tax benefit on the sale. Additionally, we recorded a $5 million charge related to interest on an uncertain tax position associated with a disposition in a prior year.

During the year ended December 31, 2010, we recorded a tax benefit of $134 million related to the final settlement with the IRS regarding a disposition in a prior year (see Note 14) and a pretax gain of approximately $3 million ($36 million after tax) related to the sale of one wholly-owned hotel for $78 million. The tax benefit was related to the realization of a high tax basis in this hotel that was generated through a previous transaction.

Note 19.     Employee Benefit Plan

During the year ended December 31, 2012, we recorded net actuarial losses of $13 million (net of tax) related to various employee benefit plans. These losses were recorded in other comprehensive income. The amortization of the net actuarial loss, a component of other comprehensive income, for the year ended December 31, 2012 was $2 million (net of tax).

Included in accumulated other comprehensive (loss) income at December 31, 2012 are unrecognized net actuarial losses of $98 million ($86 million, net of tax) that have not yet been recognized in net periodic pension

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

cost. The actuarial loss included in accumulated other comprehensive (loss) income that is expected to be recognized in net periodic pension cost during the year ended December 31, 2013 is $3 million ($2 million, net of tax).

Defined Benefit and Postretirement Benefit Plans.    We sponsor or previously sponsored numerous funded and unfunded domestic and international pension plans. All defined benefit plans covering U.S. employees are frozen. Certain plans covering non-U.S. employees remain active.

We also sponsor the Starwood Hotels & Resorts Worldwide, Inc. Retiree Welfare Program. This plan provides health care and life insurance benefits for certain eligible retired employees. We have prefunded a portion of the life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. We also fund this program on a pay-as-you-go basis.

The following table sets forth the benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation of our defined benefit pension and postretirement benefit plans at December 31 (in millions):

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$20	$19	$206	$183	$20	$20
Service cost	—	—	—	—	—	—
Interest cost	1	1	10	10	1	1
Actuarial loss	3	1	19	18	—	1
Effect of foreign exchange rates	—	—	4	(1)	—	—
Plan participant contributions	—	—	—	—	1	1
Benefits paid	(1)	(1)	(7)	(5)	(2)	(3)
Other	—	—	—	1	—	—

Benefit obligation at end of year	$23	$20	$232	$206	$20	$20

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$190	$176	$—	$1
Actual return on plan assets, net of expenses	—	—	19	12	—	—
Employer contribution	1	1	11	8	1	1
Plan participant contributions	—	—	—	—	1	1
Effect of foreign exchange rates	—	—	4	(1)	—	—
Benefits paid	(1)	(1)	(7)	(5)	(2)	(3)

Fair value of plan assets at end of year	$—	$—	$217	$190	$—	$—

Unfunded status	$(23)	$(20)	$(14)	$(16)	$(20)	$(20)

Accumulated benefit obligation	$23	$20	$229	$205	n/a	n/a

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Plans with Accumulated Benefit Obligations in excess of Plan Assets
Projected benefit obligation	$23	$20	$158	$140	n/a	n/a

Accumulated benefit obligation	$23	$20	$157	$140	n/a	n/a

Fair value of plan assets	$—	$—	$121	$105	n/a	n/a

The net underfunded status of the plans at December 31, 2012 was $57 million, of which $76 million is recorded in other liabilities, $3 million is recorded in accrued expenses and $22 million is recorded in other assets in the accompanying balance sheet.

All domestic pension plans are frozen plans, whereby employees do not accrue additional benefits. Therefore, at December 31, 2012 and 2011, the projected benefit obligation is equal to the accumulated benefit obligation.

The following table presents the components of net periodic benefit cost for the years ended December 31 (in millions):

	Domestic Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1	1	1	10	10	10	1	1	1
Expected return on plan assets	—	—	—	(12)	(12)	(10)	—	—	—
Amortization of net actuarial loss	—	—	—	2	1	1	—	—	—
Other	—	—	—	—	1	—	—	—	—
Settlement and curtailment (gain) loss	—	—	—	—	—	—	—	—	—

Net periodic benefit cost	$1	$1	$1	$—	$—	$1	$1	$1	$1

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013, gradually decreasing to 5% in 2020. A one-percentage point change in assumed health care cost trend rates would have approximately a $1 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost. The majority of participants in the Foreign Pension Plans are employees of managed hotels, for which we are reimbursed for costs related to their benefits. The impact of these reimbursements is not reflected above.

The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	3.50%	4.25%	4.01%	4.68%	3.50%	4.00%
Rate of compensation increase	n/a	n/a	3.03%	3.26%	n/a	n/a

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Domestic Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.25%	5.00%	5.51%	4.68%	5.34%	5.93%	4.00%	4.75%	5.50%
Rate of compensation increase	n/a	n/a	n/a	3.26%	3.64%	3.50%	n/a	n/a	n/a
Expected return on plan assets	n/a	n/a	n/a	6.31%	6.52%	6.56%	0.00%	7.10%	7.10%

Our investment objectives are to minimize the volatility of the value of the assets and to ensure the assets are sufficient to pay plan benefits. The target asset allocation is 63% debt securities and 36% equity securities and 1% other.

A number of factors were considered in the determination of the expected return on plan assets. These factors included current and expected allocation of plan assets, the investment strategy, historical rates of return and our expectations, as well as investment expert expectations, for investment performance over approximately a ten year period.

The following table presents our fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds	$61	$—	$—	$61
Collective Trusts	—	6	—	6
Equity Index Funds	—	75	—	75
Money Markets	1	—	—	1
Bond Index Funds	—	74	—	74

Total	$62	$155	$—	$217

The following table presents our fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds	$55	$—	$—	$55
Collective Trusts	—	5	—	5
Equity Index Funds	—	67	—	67
Bond Index Funds	—	63	—	63

Total	$55	$135	$—	$190

All assets are valued using quoted market prices in active markets.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table represents our expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Domestic Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
2013	$1	$8	$2
2014	1	9	2
2015	2	9	1
2016	2	10	1
2017	2	10	1
2018-2022	7	58	6

We expect to contribute $14 million to the plans during 2013. A significant portion of the contributions relate to the Foreign Pension Plans, for which we are reimbursed.

Defined Contribution Plans.    We sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a “401(k)” plan. The plan allows participation by employees on U.S. payroll who are at least age 21. Each participant may contribute on a pretax basis between 1% and 50% of his or her eligible compensation to the plan subject to certain maximum limits. Eligible employees are automatically enrolled after 90 days (unless they opt out). A company-paid matching contribution is provided to participants who have completed at least one year of service. The amount of expense for matching contributions totaled $16 million in 2012, $15 million in 2011, and $13 million in 2010. The plan includes our publicly traded common stock as an investment choice. The balances held in Starwood’s stock were $69 million and $67 million at December 31, 2012 and 2011, respectively.

Multi-Employer Pension Plans.    Certain employees are covered by union sponsored multi-employer pension plans pursuant to agreements between us and various unions. Our participation in these plans is outlined in the table below (in millions):

Pension Fund	EIN/ Pension Plan Number	Pension Protection Act Zone Status				Contributions
		2012		2011		2012	2011	2010
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Yellow	(a)	Yellow	(b)	$4	$4	$4
Other Funds	Various					5	5	5

Total Contributions						$9	$9	$9

(a)	As of January 1, 2012

(b)	As of January 1, 2011

Eligible employees at our owned hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. Our contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2019. Our contributions did not exceed 5% of the total contributions to the pension fund in 2012, 2011 or 2010. The pension fund has implemented a funding improvement plan and we have not paid a surcharge.

Multi-Employer Health Plans. Certain employees are covered by union sponsored multi-employer health plans pursuant to agreements between us and various unions. The plan benefits can include medical, dental and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

life insurance for eligible participants and retirees. Our contributions to these plans, which were charged to expense during 2012, 2011 and 2010, were approximately $24 million, $26 million and $27 million, respectively.

Note 20.     Leases and Rentals

We lease certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2017 and generally are for a fixed amount each month. In addition, several of our hotels are subject to leases of land or building facilities from third parties, which extend for varying periods through 2096 and generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on the operating profit or revenues of the related hotels.

Our minimum future rents at December 31, 2012 payable under non-cancelable operating leases with third parties are as follows (in millions):

2013	$95
2014	94
2015	92
2016	89
2017	78
Thereafter	969

Rent expense under non-cancelable operating leases consisted of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Minimum rent	$102	$108	$91
Contingent rent	9	9	6
Sublease rent	(3)	(4)	(5)

	$108	$113	$92

Note 21.    Stockholders’ Equity

Share Repurchases    During the year ended December 31, 2012, our Board of Directors authorized a $250 million increase to the share repurchase program, and we repurchased approximately 6.3 million common shares at an average price of $50.83 for a total cost of approximately $320 million. As of December 31, 2012, $180 million remained available under the share repurchase authorization.

Note 22.    Stock-Based Compensation

In 2004, we adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long-Term Incentive Compensation Plan (“2002 LTIP”) and provides the terms of equity award grants to directors, officers, employees, consultants and advisors. Although no additional awards will be granted under the 2002 LTIP, our 1999 Long-Term Incentive Compensation Plan or our 1995 Share Option Plan, the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate award pool for non-qualified or incentive stock options, performance shares, restricted stock and units or any combination of the foregoing which are available to be granted under the 2004 LTIP at December 31, 2012 was approximately 57.3 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Compensation expense, net of reimbursements during 2012, 2011 and 2010 was approximately $63 million, $75 million and $72 million, respectively, resulting in tax benefits of $24 million, $29 million and $28 million, respectively. As of December 31, 2012, there was approximately $69 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursement from third parties, which is expected to be recognized over a weighted-average period of 1.5 years on a straight-line basis.

We utilize the Lattice model to calculate the fair value of option grants. The weighted average assumptions used to determine the fair value of option grants were as follows:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	1.25%	0.75%	0.75%
Volatility:
Near term	37.0%	36.0%	37.0%
Long term	46.0%	44.0%	45.0%
Expected life	6 yrs.	6 yrs.	6 yrs.
Yield curve:
6 month	0.14%	0.18%	0.19%
1 year	0.18%	0.25%	0.32%
3 year	0.41%	1.18%	1.36%
5 year	0.84%	2.13%	2.30%
10 year	1.94%	3.42%	3.61%

The dividend yield is estimated based on the current expected annualized dividend payment and the average expected price of our common shares during the same periods.

The estimated volatility is based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options. The weighted average volatility for 2012 grants was 40.6%.

The expected life represents the period that our stock-based awards are expected to be outstanding and was determined based on an actuarial calculation using historical experience, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

The yield curve (risk-free interest rate) is based on the implied zero-coupon yield from the U.S. Treasury yield curve over the expected term of the option.

The following table summarizes our stock option activity during 2012:

	Options (In Millions)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	6.7	$30.70
Granted	0.4	55.06
Exercised	(2.8)	26.38
Forfeited, Canceled or Expired	(0.1)	28.61

Outstanding at December 31, 2012	4.2	$35.72

Exercisable at December 31, 2012	2.5	$40.06

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2012 and 2011, we had non-vested options totaling 1.7 million and 3.1 million, respectively, with a weighted average grant date fair value of $10.85 and $7.94, respectively. During the year ended December 31, 2012, 1.7 million options vested with a weighted average grant date fair value of $7.41.

The weighted-average fair value per option for options granted during 2012, 2011 and 2010 was $18.62, $21.84, and $14.73, respectively, and the service period is typically four years. The total intrinsic value of options exercised during 2012, 2011 and 2010 was approximately $84 million, $62 million and $115 million, respectively, resulting in tax benefits of approximately $32 million, $23 million and $44 million, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2012 was $96 million. The aggregate intrinsic value of exercisable options as of December 31, 2012 was $47 million. The weighted-average contractual life was 4.0 years for outstanding options and 3.2 years for exercisable options as of December 31, 2012.

We recognize compensation expense, equal to the fair market value of the stock on the date of grant for restricted stock and unit grants, over the service period. The weighted-average fair value per restricted stock or unit granted during 2012, 2011 and 2010 was $54.96, $60.77 and $37.33, respectively. The service period is typically three years except in the case of restricted stock and units issued in lieu of a portion of an annual cash bonus where the restriction period is typically in equal installments over a two year period, or in equal installments on the first, second and third fiscal year ends following grant date with distribution at the end of the third fiscal year.

The fair value of restricted stock and units for which the restrictions lapsed during 2012, 2011 and 2010 was approximately $237 million, $154 million and $62 million, respectively.

The following table summarizes our restricted stock and units activity during 2012:

	Number of Restricted Stock and Units	Weighted Average Grant Date Value Per Share
	(In Millions)
Outstanding at December 31, 2011	6.9	$29.54
Granted	1.4	54.96
Lapse of restrictions	(4.3)	18.82
Forfeited or Canceled	(0.3)	49.06

Outstanding at December 31, 2012	3.7	$50.49

2002 Employee Stock Purchase Plan

In April 2002, the Board of Directors adopted (and in May 2002 the shareholders approved) our 2002 Employee Stock Purchase Plan (the “ESPP”) to provide our employees with an opportunity to purchase shares through payroll deductions and we reserved approximately 12.0 million shares for issuance under the ESPP. The ESPP commenced in October 2002.

All full-time employees who have completed 30 days of continuous service and who are employed by us on U.S. payrolls are eligible to participate in the ESPP. Eligible employees may contribute up to 20% of their total cash compensation to the ESPP. Amounts withheld are applied at the end of every three-month accumulation period to purchase shares. The value of the shares (determined as of the beginning of the offering period) that may be purchased by any participant in a calendar year is limited to $25,000. The purchase price to employees is equal to 95% of the fair market value of shares at the end of each period. Participants may withdraw their contributions at any time before shares are purchased.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Approximately 0.1 million shares were issued under the ESPP during the year ended December 31, 2012 at purchase prices ranging from $50.21 to $52.37. Approximately 0.1 million shares were issued under the ESPP during the year ended December 31, 2011 at purchase prices ranging from $42.33 to $58.05.

Note 23.    Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions. We enter into forward contracts to hedge forecasted transactions based in certain foreign currencies, including Euro, Canadian Dollar and Yen. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amount of the outstanding Euro forward contracts at December 31, 2012 are $40 million, with average exchange rates of 1.29, with terms of primarily less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies.

We also enter into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in our consolidated statements of income during each reporting period.

From time to time, we enter into interest rate swap agreements to manage interest expense. The swaps typically qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At December 31, 2012, we had no interest rate swap agreements outstanding. During the year ended December 31, 2012, in connection with the redemptions of our 6.25% Senior Notes due 2013 and our 7.875% Senior Notes due 2014, we terminated our 2013 and 2014 interest rate swap agreements with a total notional amount of $400 million, resulting in a gain of approximately $9 million recorded in the loss on early extinguishment of debt, net, line item in our consolidated statements of income.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair value of our derivative instruments, the effect of derivative instruments on our Consolidated Statements of Comprehensive Income, the amounts reclassified from “Other comprehensive income” and the effect on the Consolidated Statements of Income during the year.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Derivative Instruments

(in millions)

	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$3
Interest rate swaps	Other assets	—	Other assets	12

Total assets		$—		$15

Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$—

Total liabilities		$1		$—

	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$2	Prepaid expenses and other	$—

Total assets		$2		$—

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2012, 2011 and 2010

(in millions)

Balance at December 31, 2009	$—
Mark-to-market loss (gain) on forward exchange contracts	1
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(1)

Balance at December 31, 2010	$—

Balance at December 31, 2010	$—
Mark-to-market loss (gain) on forward exchange contracts	(1)
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	(2)

Balance at December 31, 2011	$(3)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Balance at December 31, 2011	$(3)
Mark-to-market loss (gain) on forward exchange contracts	—
Reclassification of gain (loss) from OCI to management fees, franchise fees, and other income	4

Balance at December 31, 2012	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2012	2011	2010
Foreign forward exchange contracts	Interest expense, net	$(1)	$5	$(45)

Total (loss) gain included in income		$(1)	$5	$(45)

Note 24.    Fair Value of Financial Instruments

The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$2	$—	$2
Liabilities:
Forward contracts	$—	$1	$—	$1

The forward contracts are over the counter contracts that do not trade on a public exchange. The fair values of the contracts are classified as Level 2 since they are based on inputs such as foreign currency spot rates and forward points that are readily available on public markets. We consider both our credit risk, as well as our counterparties’ credit risk in determining fair value and we did not make an adjustment as it was deemed insignificant based on the short duration of the contracts and our rate of short-term debt.

We believe the carrying values of our financial instruments related to current assets and liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		December 31, 2012		December 31, 2011
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$6	$6	$2	$2
VOI notes receivable	3	92	113	93	109
Securitized vacation ownership notes receivable	3	438	558	446	551
Other notes receivable	3	11	11	26	26

Total financial assets		$547	$688	$567	$688

Liabilities:
Long-term debt	1	$1,273	$1,447	$2,194	$2,442
Long-term securitized debt	3	383	402	402	412

Total financial liabilities		$1,656	$1,849	$2,596	$2,854

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

		December 31, 2012		December 31, 2011
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Off-Balance sheet:
Letters of credit	2	$—	$117	$—	$171
Surety bonds	2	—	80	—	21

Total off-balance sheet		$—	$197	$—	$192

As previously discussed, on January 1, 2012, we adopted ASU No. 2011-04. As a result, we have disclosed on a prospective basis the financial hierarchy that prioritizes inputs to valuation techniques as described in ASC Topic 820, Fair Value Measurements and Disclosures.

The carrying value of our restricted cash approximates its fair value. We estimate the fair value of our VOI notes receivable and securitized VOI notes receivable using assumptions related to current securitization market transactions. The amount is then compared to a discounted expected future cash flow model using a discount rate commensurate with the risk of the underlying notes, primarily determined by the credit worthiness of the borrowers based on their FICO scores. The results of these two methods are then evaluated to determine the estimated fair value. The fair value of other notes receivable is estimated based on terms of the instrument and current market conditions. These financial instrument assets are recorded in the other assets line item in our consolidated balance sheet.

We estimate the fair value of our publicly traded debt based on the bid prices in the public debt markets. The carrying amount of our floating rate debt is a reasonable basis of fair value due to the variable nature of the interest rates. Our non-public, securitized debt, and fixed rate debt fair value is determined based upon discounted cash flows for the debt rates deemed reasonable for the type of debt, prevailing market conditions and the length to maturity for the debt.

The fair values of our letters of credit and surety bonds are estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing financial institutions.

Note 25.    Commitments and Contingencies

We had the following contractual obligations outstanding as of December 31, 2012 (in millions):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Unconditional purchase obligations (a)	$143	$76	$62	$5	$—
Other long-term obligations	16	1	3	4	8

Total contractual obligations	$159	$77	$65	$9	$8

(a)	Included in these balances are commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2012 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$117	$94	$19	$—	$4

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Variable Interest Entities.    We have determined that we have a variable interest in 23 hotels, generally in the form of investments, loans, guarantees, or equity. We determine if we are the primary beneficiary of these hotels by primarily considering certain qualitative factors. Qualitative factors include evaluating if we have the power to control the VIE and have the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. We have determined that we are not the primary beneficiary of these VIEs and therefore, these entities are not consolidated in our financial statements. See Note 10 for the VIEs in which we are deemed the primary beneficiary and have consolidated the entities.

The 23 VIEs associated with our variable interests represent entities that own hotels for which we have entered into management or franchise agreements with the hotel owners. We are paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.

At December 31, 2012, we have approximately $109 million of investments associated with 21 of the 23 VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

We also have approximately $5 million of investments and certain performance guarantees associated with the remaining two VIEs. During the year ended December 31, 2011 and 2010, respectively, we recorded a $1 million and $3 million charge to selling, general and administrative expenses, related to one of these VIEs, for a performance guarantee related to a hotel managed by us. After these charges, we have no remaining funding exposure for this guarantee related to this VIE. Our remaining performance guarantee has a possible cash outlay of up to $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under this contract.

Guaranteed Loans and Commitments.    In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $3 million at December 31, 2012. We evaluate these loans for impairment, and at December 31, 2012, believes these loans are collectible. Unfunded loan commitments aggregating $18 million were outstanding at December 31, 2012, none of which is expected to be funded in the future. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $86 million of equity and other potential contributions associated with managed or joint venture properties, $41 million of which is expected to be funded in 2013.

Surety bonds issued on our behalf at December 31, 2012 totaled $80 million, primarily related to an appeal of certain litigation, requirements by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under performance guarantees, nor do we anticipate losing a significant number of management or franchise contracts in 2013.

In connection with the acquisition of the Le Méridien brand in November 2005, we assumed the obligation to guarantee certain performance levels at one Le Méridien managed hotel for the periods 2007 through 2014. During the year ended December 31, 2010, we reached an agreement with the owner of this property to fully release our performance guarantee obligation in return for a payment of approximately $1 million to the owner.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Additionally, in connection with this settlement, the term of the management contract was extended by five years. As a result of this settlement, we recorded a credit to selling, general, administrative and other expenses of approximately $8 million for the difference between the carrying amount of the guarantee liability and the cash payment of $1 million.

In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity. However, at this time, we believe that it is unlikely that we will have to fund any of these liabilities.

In connection with the sale of 33 hotels in 2006, we agreed to indemnify the buyer for certain liabilities, including operations and tax liabilities. At this time, we believe that we will not have to make any material payments under such indemnities.

Litigation.    We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. We review these matters and loss contingencies each reporting period to evaluate the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of any associated loss. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of December 31, 2012, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $27 million. While the ultimate results of claims and litigation cannot be determined, we do not expect that the resolution of all legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

In August 2009, Sheraton Operating Corporation (“Sheraton”) filed a lawsuit as plaintiff in the Supreme Court of the State of New York (the “Court”) against Castillo Grand LLC (“Castillo”) asserting claims arising out of a dispute over a hotel development contract. Two earlier lawsuits arising out of the same hotel development contract filed by Castillo against Sheraton in federal court had been dismissed for lack of subject matter jurisdiction. Castillo filed counterclaims in the state court action alleging, among other things, that Sheraton’s breach of contract resulted in design changes and construction delays. The matter was tried before the Court and, on November 18, 2011, the Court issued its Post Trial Decision ruling in favor of Castillo on some claims and counterclaims and in favor of Sheraton on others. Overall, the Court’s decision is unfavorable to Sheraton. During the year ended December 31, 2011, as a result of this decision, we recorded a reserve for this matter resulting in a pretax charge of $70 million.

During the year ended December 31, 2012, the Court issued its decision on Castillo’s claim for attorney’s fees and expenses. Based on the Court’s favorable decision, we recorded an adjustment of $11 million to reverse a portion of our litigation reserve related to this matter. As of December 31, 2012, Sheraton and Castillo had filed appeals to the Appellate Division of the Supreme Court of the State of New York.

Collective Bargaining Agreements.    At December 31, 2012, approximately 27% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are satisfactory.

Environmental Matters.    We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations. Such laws often impose liability without regard to whether the current or previous owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we have incurred and expect to incur remediation and other

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

environmental costs during the ordinary course of operations, we anticipate that such costs will not have a material adverse effect on our operations or financial condition.

Captive Insurance Company.    Estimated insurance claims payable at December 31, 2012 and 2011 were $68 million and $70 million, respectively. At December 31, 2012 and 2011, standby letters of credit amounting to $59 million and $60 million, respectively, had been issued to provide collateral for the estimated claims. We guarantee the letters of credit.

ITT Industries.    In 1995, the former ITT Corporation, renamed ITT Industries, Inc. (“ITT Industries”), distributed to its stockholders all of the outstanding shares of common stock of ITT Corporation, then a wholly owned subsidiary of ITT Industries (the “Distribution”). In connection with this Distribution, ITT Corporation, which was then named ITT Destinations, Inc., changed its name to ITT Corporation. Subsequent to the acquisition of ITT Corporation in 1998, we changed the name of ITT Corporation to Sheraton Holding Corporation.

For purposes of governing certain of the ongoing relationships between us and ITT Industries after the Distribution and spin-off of ITT Corporation and to provide for an orderly transition, we have entered into various agreements with ITT Industries. These agreements include a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. We may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements. Based on available information, management does not believe that these matters would have a material impact on our consolidated results of operations, financial position or cash flows. During the year ended December 31, 2012, we recorded a gain in discontinued operations, net of $23 million (net of tax) from the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation (see Note 18). During the year ended December 31, 2010, we reversed a liability related to the 1998 acquisition (see Note 13).

Note 26.    Business Segment Information

On July 1, 2012, we completed an internal management reorganization related to our former hotel segment. Whereas our hotel business had previously been included in a single reportable segment, as a result of this reorganization, these results are now segregated into three separate hotel segments: (i) the Americas, (ii) EAME, and (iii) Asia Pacific. The vacation ownership and residential business remains a separate segment. Prior period data was restated to be consistent with the current year presentation.

Our reportable segments each have a division president who is responsible for the management of the division. Each division president reports directly to our Chief Executive Officer who is also the Chief Operating Decision Maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.

Each hotel segment generates its earnings through a network of owned, leased, consolidated and unconsolidated joint venture hotels and resorts operated primarily under our proprietary brand names including St. Regis®, The Luxury Collection®, W®, Westin®, Le Méridien®, Sheraton®, Four Points® by Sheraton, Aloft®, and Element®, and as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees.

The management of our vacation ownership and residential sales business is conducted by the vacation ownership and residential segment. The vacation ownership and residential segment generates its earnings through the acquisition, development and operation of vacation ownership resorts, marketing and selling of VOIs, and providing financing to customers who purchase such interests.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The CODM primarily evaluates the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures. Segment earnings also excludes certain recurring and nonrecurring items, such as restructuring costs, goodwill impairment and other special charges, gains and (losses) on debt extinguishment and gains (losses) on asset dispositions and impairments. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which primarily represent the reimbursement of costs incurred on behalf of managed property owners. These revenues, together with the corresponding expenses, are not recorded within the segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

The following tables present revenues, segment earnings, earnings from unconsolidated ventures, capital expenditures, total assets, and investments in unconsolidated ventures for our reportable segments. Prior periods have been restated to reflect the current period presentation (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Americas (a)	$1,627	$1,630	$1,597
EAME	550	592	529
Asia Pacific	337	303	235
Vacation ownership and residential	1,271	688	526

Total segment revenues	3,785	3,213	2,887
Other revenues from managed and franchised hotels	2,448	2,339	2,117
Other corporate revenues — unallocated	88	72	67

	$6,321	$5,624	$5,071

(a)	Includes revenues of $1.1 billion for the years ended 2012, 2011 and 2010, respectively, from hotels located in the United States. No other country contributed more than 10% of our total revenues.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010
Segment earnings:
Americas	$581	$555	$484
EAME	179	204	191
Asia Pacific	218	186	165
Vacation ownership and residential	312	170	123

Total segment earnings	1,290	1,115	963
Other corporate — unallocated	88	74	67
Corporate selling, general, administrative and other — unallocated	(158)	(156)	(151)
Gain (loss) on asset dispositions and impairments, net	(21)	—	(39)
Restructuring and other special (charges) credits	12	(68)	75
Adjustments to equity earnings (a)	(42)	(54)	(56)
Interest expense	(172)	(203)	(237)
Loss on early extinguishment of debt, net	(128)	(16)	(1)
Depreciation and amortization	(251)	(265)	(285)
Discontinued operations	92	(13)	168
Income tax benefit (expense)	(148)	75	(27)

Net income attributable to Starwood	$562	$489	$477

(a)	Includes interest expense, depreciation, and amortization expense related to equity earnings not allocated to segment earnings.

	Year Ended December 31,
	2012	2011	2010
Earnings from unconsolidated ventures:
Americas	$27	$29	$29
EAME	4	1	2
Asia Pacific	35	32	33
Vacation ownership and residential	1	3	2

Total earnings from unconsolidated ventures	$67	$65	$66

	Year Ended December 31,
	2012	2011	2010
Capital expenditures:
Americas	$202	$174	$155
EAME	99	100	23
Asia Pacific	15	9	6
Vacation ownership and residential (a)(b)	13	146	151

Total segment capital expenditures	329	429	335
Other corporate unallocated	77	124	42

	$406	$553	$377

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

(a)	Represents gross inventory capital expenditures less cost of sales of $(11) million, $90 million and $112 million for the years ended 2012, 2011 and 2010, respectively. Additionally, includes development capital of $24 million, $56 million and $39 million for the years ended 2012, 2011 and 2010, respectively.
(b)	Amounts presented for the years ended 2012 and 2011 exclude costs of sales of Bal Harbour of $440 million and $76 million, respectively.

	December 31,
	2012	2011	2010
Assets:
Americas	$2,229	$2,307	$2,543
EAME	911	830	882
Asia Pacific	574	610	594
Vacation ownership and residential	1,445	2,056	1,989

Total segment assets (a)	5,159	5,803	6,008
Other corporate assets	3,702	3,757	3,768

	$8,861	$9,560	$9,776

(a)	Includes long-lived assets of $1.6 billion, $1.8 billion and $2.0 billion at December 31, 2012, 2011 and 2010, respectively, located in the United States. As well, includes long-lived assets of $366 million, $330 million and $324 million at December 31, 2012, 2011 and 2010, respectively, located in Italy. No other country contributed more than 10% of our total long-lived assets.

	December 31,
	2012	2011	2010
Investments in unconsolidated ventures:
Americas	$71	$70	$77
EAME	25	22	37
Asia Pacific	143	137	171
Vacation ownership and residential	21	30	27

Total investments in unconsolidated ventures	$260	$259	$312

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 27.     Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share data)
2012
Revenues	$1,715	$1,618	$1,455	$1,533	$6,321
Costs and expenses	$1,488	$1,376	$1,255	$1,290	$5,409
Income from continuing operations	$129	$129	$147	$65	$470
Net (income) loss from continuing operations attributable to noncontrolling interests	$—	$—	$—	$—	$—
Income (loss) from continuing operations attributable to Starwood’s common shareholders	$129	$129	$147	$65	$470
Discontinued operations	$(1)	$(7)	$23	$77	$92
Net income attributable to Starwood	$128	$122	$170	$142	$562
Earnings per share (a)
Basic —
Income (loss) from continuing operations	$0.67	$0.67	$0.76	$0.34	$2.44
Discontinued operations	$0.00	$(0.04)	$0.12	$0.40	$0.48

Net income	$0.67	$0.63	$0.88	$0.74	$2.92
Diluted —
Income (loss) from continuing operations	$0.65	$0.66	$0.75	$0.33	$2.39
Discontinued operations	$0.00	$(0.04)	$0.12	$0.39	$0.47

Net income	$0.65	$0.62	$0.87	$0.72	$2.86
2011
Revenues	$1,295	$1,426	$1,372	$1,531	$5,624
Costs and expenses	$1,175	$1,249	$1,210	$1,360	$4,994
Income (loss) from continuing operations	$27	$150	$165	$158	$500
Net (income) loss from continuing operations attributable to noncontrolling interests	$2	$—	$—	$—	$2
Income (loss) from continuing operations attributable to Starwood’s common shareholders	$29	$150	$165	$158	$502
Discontinued operations	$(1)	$(19)	$(2)	$9	$(13)
Net income attributable to Starwood	$28	$131	$163	$167	$489
Earnings per share (a)
Basic —
Income (loss) from continuing operations	$0.16	$0.79	$0.88	$0.82	$2.65
Discontinued operations	$(0.01)	$(0.10)	$(0.01)	$0.05	$(0.07)

Net income	$0.15	$0.69	$0.87	$0.87	$2.58
Diluted —
Income (loss) from continuing operations	$0.15	$0.77	$0.85	$0.80	$2.57
Discontinued operations	$(0.01)	$(0.09)	$(0.01)	$0.05	$(0.06)

Net income	$0.14	$0.68	$0.84	$0.85	$2.51

(a)	Amounts presented are attributable to Starwood’s common shareholders.

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions (Deductions)
	Balance January 1,	Charged to/reversed from Expenses	Charged to/from Other Accounts (a)	Payments/ Other	Balance December 31,
2012
Trade receivables — allowance for doubtful accounts	$29	$7	$7	$(3)	$40
Notes receivable — allowance for doubtful accounts	$175	$26	$—	$(42)	$159
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$89	$(12)	$3	$(2)	$78
2011
Trade receivables — allowance for doubtful accounts	$32	$5	$(1)	$(7)	$29
Notes receivable — allowance for doubtful accounts	$202	$28	$—	$(55)	$175
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$29	$68	$(7)	$(1)	$89
2010
Trade receivables — allowance for doubtful accounts	$33	$15	$(3)	$(13)	$32
Notes receivable — allowance for doubtful accounts	$139	$36	$78	$(51)	$202
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$34	$(75)	$8	$62	$29

(a)	Charged to/from other accounts:

Description of Charged to/from Other Accounts
2012
Accrued expenses	$7
Other liabilities	3

Total charged to/from other accounts	$10

2011
Accrued expenses	$(1)
Other liabilities	(7)

Total charged to/from other accounts	$(8)

2010
Accrued expenses	(3)
Accrued salaries, wages and benefits	8
Impact of ASU No. 2009-17 (see Note 2)	78

Total charged to/from other accounts	$83

S-1