Form 10-Q
period 2013-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2013-04-30
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

194,562,966 shares of common stock, par value $0.01 per share, outstanding as of April 19, 2013.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (“we”, “us” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 21, 2013. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2013.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$387	$305
Restricted cash	158	158
Accounts receivable, net of allowance for doubtful accounts of $54 and $59	600	586
Inventories	299	361
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $8 and $9	63	65
Deferred income taxes	277	320
Prepaid expenses and other	163	124

Total current assets	1,947	1,919
Investments	266	260
Plant, property and equipment, net	3,133	3,162
Assets held for sale, net	—	36
Goodwill and intangible assets, net	2,025	2,025
Deferred income taxes	624	636
Other assets	425	385
Securitized vacation ownership notes receivable, net	410	438

Total assets	$8,830	$8,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2	$2
Accounts payable	100	121
Current maturities of long-term securitized vacation ownership debt	119	150
Accrued expenses	1,150	1,074
Accrued salaries, wages and benefits	297	395
Accrued taxes and other	195	287

Total current liabilities	1,863	2,029
Long-term debt	1,273	1,273
Long-term securitized vacation ownership debt	353	383
Deferred income taxes	75	78
Other liabilities	1,921	1,956

	5,485	5,719

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 194,555,997 and 193,121,094 shares at March 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	820	816
Accumulated other comprehensive loss	(350)	(338)
Retained earnings	2,870	2,657

Total Starwood stockholders’ equity	3,342	3,137
Noncontrolling interest	3	5

Total stockholders’ equity	3,345	3,142

Total liabilities and stockholders’ equity	$8,830	$8,861

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Owned, leased and consolidated joint venture hotels	$379	$402
Vacation ownership and residential sales and services	309	514
Management fees, franchise fees and other income	217	201
Other revenues from managed and franchised properties	634	598

	1,539	1,715
Costs and Expenses
Owned, leased and consolidated joint venture hotels	320	349
Vacation ownership and residential	199	393
Selling, general, administrative and other	90	96
Restructuring and other special charges (credits), net	(1)	(11)
Depreciation	58	57
Amortization	7	6
Other expenses from managed and franchised properties	634	598

	1,307	1,488
Operating income	232	227
Equity earnings (losses) and gains (losses) from unconsolidated ventures, net	9	10
Interest expense, net of interest income of $1 and $0	(26)	(49)
Gain (loss) on asset dispositions and impairments, net	(9)	(7)

Income from continuing operations before taxes and noncontrolling interests	206	181
Income tax benefit (expense)	(64)	(52)

Income from continuing operations	142	129
Discontinued operations:
Gain (loss) on dispositions, net of tax (benefit) expense of $(70) and $1	70	(1)

Net income	212	128
Net loss (income) attributable to noncontrolling interests	1	—

Net income attributable to Starwood	$213	$128

Earnings (Losses) Per Share – Basic
Continuing operations	$0.74	$0.67
Discontinued operations	0.37	—

Net income	$1.11	$0.67

Earnings (Losses) Per Share – Diluted
Continuing operations	$0.73	$0.65
Discontinued operations	0.36	—

Net income	$1.09	$0.65

Amounts attributable to Starwood’s Common Stockholders
Income from continuing operations	$143	$129
Discontinued operations	70	(1)

Net income	$213	$128

Weighted average number of shares	191	192

Weighted average number of shares assuming dilution	194	197

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$212	$128
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(14)	39
Defined benefit pension and postretirement plans activity	1	1
Cash flow hedges net gains (losses)	1	(1)

Total other comprehensive income (loss), net of taxes	(12)	39

Total comprehensive income	200	167
Comprehensive loss attributable to noncontrolling interests	1	—
Foreign currency translation adjustments attributable to noncontrolling interests	1	—

Comprehensive income attributable to Starwood	$202	$167

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$212	$128
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(70)	1
Depreciation and amortization	65	63
Amortization of deferred gains	(23)	(21)
(Gain) loss on asset dispositions and impairments, net	9	7
Stock-based compensation expense	13	18
Excess stock-based compensation tax benefit	(21)	(55)
Distributions in excess (deficit) of equity earnings	(4)	(7)
Non-cash portion of income tax (benefit) expense	16	26
Other non-cash adjustments to net income	8	14
Decrease (increase) in restricted cash	21	18
Other changes in working capital	(39)	63
Securitized VOI notes receivable activity, net	39	37
Unsecuritized VOI notes receivable activity, net	(41)	(37)
Accrued and deferred income taxes and other	27	—

Cash (used for) from operating activities	212	255

Investing Activities
Purchases of plant, property and equipment	(83)	(72)
Proceeds from asset sales, net of transaction costs	61	11
(Issuance) collection of notes receivable, net	3	—
Other, net	(14)	(3)

Cash (used for) from investing activities	(33)	(64)

Financing Activities
(Increase) decrease in restricted cash	(19)	35
Long-term debt repaid	—	(3)
Long-term securitized debt repaid	(61)	(43)
Long-term debt issued	—	4
Dividends paid	(2)	(3)
Proceeds from employee stock option exercises	38	17
Excess stock-based compensation tax benefit	21	55
Share repurchases	(48)	—
Other, net	(24)	(52)

Cash (used for) from financing activities	(95)	10

Exchange rate effect on cash and cash equivalents	(2)	2

(Decrease) increase in cash and cash equivalents	82	203
Cash and cash equivalents — beginning of period	305	454

Cash and cash equivalents — end of period	$387	$657

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$(3)	$23

Income taxes, net of refunds	$26	$29

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries (“we”, “us”, the “Company” or “Starwood”). We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,146 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the development and operation of vacation ownership resorts; and marketing, selling and financing of vacation ownership interests (“VOIs”) in the resorts.

The consolidated financial statements include our assets, liabilities, revenues and expenses and those of our controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

Following the guidance for noncontrolling interests in Accounting Standards Codification (“ASC”) Topic 810, Consolidation, references in this report to our earnings per share, net income and stockholders’ equity attributable to Starwood’s common stockholders do not include amounts attributable to noncontrolling interests.

Note 2. Recently Issued Accounting Standards

Future Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This topic clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, and we plan to adopt this ASU on January 1, 2014. We do not believe the adoption of this update will have a material impact on our financial statements.

Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This topic requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line items of net income to which significant amounts are reclassified. This topic is for annual and interim periods beginning after December 15, 2012, with early adoption allowed. We adopted this ASU on January 1, 2013, and the additional disclosures are included in Note 17.

Note 3. Earnings (Losses) per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to our common shareholders (in millions, except per share data):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$143	$129

Weighted average common shares for basic earnings per share	191	192
Effect of dilutive stock options and restricted stock awards	3	5

Weighted average common shares for diluted earnings per share	194	197

Basic earnings per share	$0.74	$0.67

Diluted earnings per share	$0.73	$0.65

Approximately 1.0 million shares and 1.2 million shares for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

Note 4. Asset Dispositions and Impairments

During the three months ended March 31, 2013, we sold three wholly-owned hotels for net cash proceeds of approximately $61 million. Two of the hotels were sold subject to long-term franchise agreements and the third hotel was sold encumbered by a management agreement, with initial terms of 20 years. During the three months ended March 31, 2013, we recognized a pre-tax loss of $8 million related to the sales of these hotels.

During the three months ended March 31, 2012, we sold one wholly-owned hotel for net cash proceeds of approximately $11 million and recognized a pre-tax loss of $7 million related to the sale. The hotel was sold subject to a long-term franchise agreement with an initial term of 20 years.

Note 5. Assets Held for Sale

During the year ended December 31, 2012, we entered into a purchase and sale agreement for the sale of two wholly-owned hotels. We received a non-refundable deposit during the fourth quarter of 2012, and the hotels, along with estimated goodwill to be allocated to these assets, were reclassified as assets held for sale as of December 31, 2012. In connection with the anticipated sales, for the year ended December 31, 2012, we recognized an impairment charge of $4 million recorded to the gain (loss) on asset dispositions and impairments, net line item to reflect the fair market value of the properties based on the purchase price less costs to sell. For the three months ended March 31, 2013, we recognized an additional pre-tax loss of $1 million related to the sale of these hotels. The sales of these hotels, which were encumbered by franchise agreements, closed in January 2013 (see Note 4).

Note 6. Transfers of Financial Assets

We have variable interests in the entities associated with our five outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (“VIEs”). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We also evaluated our retention of the residual economic interests in the related VIEs. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable that are in default, at their outstanding principal amounts. Such activity totaled $5 million and $7 million during the three months ended March 31, 2013 and 2012, respectively. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain) as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 9). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $13 million during each of the three-month periods ended March 31, 2013 and 2012 and is classified in cash and cash equivalents.

During the three months ended March 31, 2013, we terminated the 2005 securitization (See Note 9).

Note 7. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consist of the following (in millions):

	March 31, 2013	December 31, 2012
Vacation ownership loans – securitized	$473	$503
Vacation ownership loans – unsecuritized	146	111

	619	614
Less: current portion
Vacation ownership loans – securitized	(63)	(65)
Vacation ownership loans – unsecuritized	(21)	(19)

	$535	$530

We include the current and long-term maturities of unsecuritized VOI notes receivable in accounts receivable and other assets, respectively, in our consolidated balance sheets.

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Vacation ownership loans – securitized	$17	$18
Vacation ownership loans – unsecuritized	4	4

	$21	$22

The following table presents future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2013	$53	$26	$79
2014	72	14	86
2015	73	14	87
2016	71	15	86
Thereafter	263	127	390

Balance at March 31, 2013	$532	$196	$728

Weighted Average Interest Rates	12.97%	12.31%	12.77%

Range of interest rates	5% to 17%	6% to 17%	5% to 17%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and, therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of March 31, 2013, the average estimated default rate for our pools of receivables was approximately 9.4%.

The activity and balances for our loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2011	$80	$56	$136
Provisions for loan losses	—	7	7
Write-offs	—	(11)	(11)
Other	(7)	7	—

Balance at March 31, 2012	$73	$59	$132

Balance at December 31, 2012	$73	$48	$121
Provisions for loan losses	(9)	6	(3)
Write-offs	—	(9)	(9)
Other	(5)	5	—

Balance at March 31, 2013	$59	$50	$109

We use the origination of the notes by brand (Sheraton, Westin, and Other) and the Fair Isaac Corporation (“FICO”) scores of the buyers as the primary credit quality indicators to calculate the loan loss reserve for the vacation ownership notes, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the buyers. In addition to quantitatively calculating the loan loss reserve based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables and current default trends by brand and origination year.

During the three months ended March 31, 2013, we recorded a favorable net adjustment to the reserve of $3 million. This was primarily driven by an $11 million favorable adjustment from improved performance in the portfolio as well as an enhancement to our static pool methodology to include FICO as a credit quality indicator, partially offset by a $7 million increase in the provision for new contract sales during the three months ended March 31, 2013.

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of March 31, 2013
	700+	600-699	<600	No Score	Total
Sheraton	$151	$121	$22	$61	$355
Westin	203	91	8	44	346
Other	15	3	—	9	27

	$369	$215	$30	$114	$728

	As of December 31, 2012
	700+	600-699	<600	No Score	Total
Sheraton	$153	$123	$23	$59	$358
Westin	208	91	8	42	349
Other	16	4	—	8	28

	$377	$218	$31	$109	$735

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $51 million and $49 million as of March 31, 2013 and December 31, 2012, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of March 31, 2013	$728	$677	$9	$7	$35	$51

As of December 31, 2012	$735	$686	$7	$5	$37	$49

Note 8. Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	March 31, 2013	December 31, 2012
Senior Credit Facility:
Revolving Credit Facility, maturing 2018	$—	$—
Senior Notes, interest at 7.375%, maturing 2015	294	294
Senior Notes, interest at 6.75%, maturing 2018	371	371
Senior Notes, interest at 7.15%, maturing 2019	206	206
Senior Notes, interest at 3.125%, maturing 2023	349	349
Mortgages and other, interest rates ranging from 1.00% to 9.00%, various maturities	55	55

	1,275	1,275
Less current maturities	(2)	(2)

Long-term debt	$1,273	$1,273

Note 9. Securitized Vacation Ownership Debt

As discussed in Note 6, our VIEs associated with the securitization of our VOI notes receivable are consolidated in our financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	March 31, 2013	December 31, 2012
2005 securitization, terminated 2013	$—	$22
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	17	18
2009 securitization, interest rate at 5.81%, maturing 2015	56	63
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2020	127	138
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	129	137
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	143	155

	472	533
Less current maturities	(119)	(150)

Long-term securitized debt	$353	$383

During the three months ended March 31, 2013, we terminated a securitization we completed in 2005 (the “2005 Securitization”), including pay-down of all outstanding principal and interest due. The termination required cash settlement of $21 million, of which $18 million was received and designated as pre-funding from the proceeds of a securitization we completed in 2012 (the “2012 Securitization”). Upon termination, $19 million of receivables previously related to the 2005 Securitization were transferred to the 2012 Securitization. In connection with this transaction, we wrote-off certain deferred financing costs associated with the 2005 Securitization to interest expense, the impact of which was de minimis.

Note 10. Other Liabilities

Other liabilities consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Deferred gains on asset sales	$917	$944
SPG point liability	719	733
Deferred revenue including VOIs and residential sales	38	33
Benefit plan liabilities	75	78
Insurance reserves	46	45
Other	126	123

	$1,921	$1,956

We defer gains realized in connection with the sales of properties that we continue to manage through long-term management agreements and recognize the gains over the initial terms of the related agreements. As of March 31, 2013 and December 31, 2012, we had total deferred gains of approximately $1.0 billion included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $23 million and $21 million in the three months ended March 31, 2013 and 2012, respectively.

Note 11. Derivative Financial Instruments

We enter into forward currency contracts to manage our exposure to fluctuations in certain foreign currency exchange rates. We enter into forward contracts to hedge forecasted transactions based in certain foreign currencies. These forward contracts have been designated and qualify as cash flow hedges and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro forward contracts at March 31, 2013 were $31 million, with average exchange rates of 1.29, with terms of primarily less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. The Euro hedges were highly effective in offsetting fluctuations in foreign currency.

We also enter into forward currency contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in our consolidated statements of income in the interest expense line item during each reporting period. These forward contracts provide an economic hedge, as they largely offset foreign currency exposures on intercompany loans.

At certain times, we may also enter into interest rate swap agreements to manage our interest expense. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At March 31, 2013, we had no outstanding interest rate swap agreements.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the bond ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair value of our derivative instruments and the effect on the Consolidated Statements of Income during the quarter. We present amounts recognized in other comprehensive income and the reclassification of amounts to the Consolidated Statements of Income in Note 17.

Fair Value of Derivative Instruments

(in millions)

	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Liability Derivatives
Forward contracts	Accrued expenses	$—	Accrued expenses	$1

Total liabilities		$—		$1

	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$3	Prepaid expenses and other	$2

Total assets		$3		$2

Liability Derivatives
Forward contracts	Accrued expenses	$2	Accrued expenses	$—

Total liabilities		$2		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2013	2012
Foreign forward exchange contracts	Interest expense, net	$6	$(1)

Total (loss) gain included in income		$6	$(1)

Note 12. Discontinued Operations

During the three months ended March 31, 2013, we recorded a tax benefit of $70 million as a result of the reversal of a reserve associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013 (see Note 14).

Note 13. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013			2012
	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	0.2	2.2	0.2	0.2	2.4	0.2
Expected return on plan assets	—	(3.0)	—	—	(3.0)	—
Amortization of actuarial loss	0.1	0.5	—	—	0.5	—

Net period benefit cost (income)	$0.3	$(0.3)	$0.2	$0.2	$(0.1)	$0.2

During the three months ended March 31, 2013, we contributed approximately $2 million to our pension and postretirement benefit plans. For the remainder of 2013, we expect to contribute approximately $11 million to our pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.

Note 14. Income Taxes

The total amount of unrecognized tax benefits as of March 31, 2013, was $164 million, of which $57 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $16 million of our unrecognized tax benefits as of March 31, 2013 will reverse within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2013, we had $13 million accrued for the payment of interest and less than $1 million accrued for the payment of penalties.

During the three months ended March 31, 2013, we recorded a tax benefit of $70 million in discontinued operations, net as a result of the reversal of tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of March 31, 2013, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 or to examination by any U.S. state taxing authority prior to 2002. All subsequent periods remain eligible for examination, and we are currently under audit by the Internal Revenue Service for years 2007 through 2009. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 15. Stockholders’ Equity

The following tables represent changes in stockholders’ equity that are attributable to our stockholders and non-controlling interests for the three months ended March 31, 2013 (in millions):

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2012	$3,142	$2	$816	$(338)	$2,657	$5
Net income (loss)	212	—	—	—	213	(1)
Equity compensation activity and other	52	—	52	—	—	—
Share repurchases	(48)	—	(48)	—	—	—
Other comprehensive income (loss)	(13)	—	—	(12)	—	(1)

Balance at March 31, 2013	$3,345	$2	$820	$(350)	$2,870	$3

Share Issuances and Repurchases. During the three months ended March 31, 2013, we issued approximately 1.6 million of our common shares as a result of stock option exercises. During the three months ended March 31, 2013, our Board of Directors authorized a $500 million increase to the share repurchase program, and we repurchased 0.8 million common shares at a weighted average price of $59.28 for a total cost of approximately $48 million. As of March 31, 2013, $632 million remained available under the share repurchase authorization approved by our Board of Directors.

Note 16. Stock-Based Compensation

In accordance with our 2004 Long-Term Incentive Compensation Plan, during the first quarter of 2013, we completed our annual grant of restricted stock, restricted stock units and performance shares to executive officers, members of the Board of Directors and certain employees.

For 2013, in lieu of stock options, a target number of contingent performance shares, which contain a market condition, were awarded to certain executives in February 2013. Vesting of the performance shares is dependent upon a market condition and three years of continuous service beginning at date of grant, subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire. The market condition is based on our total shareholder return relative to the total shareholder return of a specified group of peer companies at the end of a three-calendar-year performance period beginning January 1, 2013 and ending December 31, 2015. The number of performance shares earned is determined based on our percentile ranking amongst these companies. The performance shares are entitled to any dividends made during the performance period in the same proportion as the number of performance shares that vest and will be paid at the end of the service period.

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. During the first quarter of 2013, we granted approximately 164,000 performance shares with a grant date fair value of $77.72 per share. In addition, we granted approximately 1,107,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $60.08 per share or unit.

We recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $13 million and $18 million, in the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was approximately $105 million of unrecognized compensation cost, net of estimated forfeitures, including costs subject to reimbursement from third parties, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.

Note 17. Comprehensive Income

On January 1, 2013, we adopted ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This topic requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line item of net income to which significant amounts are reclassified.

The following tables present the changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 (in millions):

	For the Three Months Ended March 31, 2013 (a)
	Cash Flow Hedges	Defined benefit pension and postretirement benefit plans	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2012	$(1)	$(86)	$(251)	$(338)

Other comprehensive income before reclassifications	1	—	(14)	(13)
Amounts reclassified from accumulated other comprehensive income	—	1	—	1

Total before tax	1	1	(14)	(12)
Tax (expense) benefit	—	—	—	—

Net current year other comprehensive income	1	1	(14)	(12)

Balance at March 31, 2013	$—	$(85)	$(265)	$(350)

(a)	Amounts in parentheses indicate debits.

The following tables present the components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2013 and 2012 (in millions):

	For the Three Months Ended March 31, (a)
	2013			2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Cash flow hedges:
Gains (losses) arising during period	$1	$—	$1	$(1)	$—	$(1)
Amounts reclassified from accumulated other comprehensive income(b)	—	—	—	—	—	—

Net gains (losses) on cash flow hedges	1	—	1	(1)	—	(1)

Defined benefit pension and postretirement benefit plans:
Gains (losses) arising during the year	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income(c)	1	—	1	1	—	1

Net gains (losses) on defined benefit pension and postretirement benefit plans	1	—	1	1	—	1

Foreign Currency Translation Adjustments:
Foreign Currency Translation Adjustments	(14)	—	(14)	39	—	39

Other comprehensive income	$(12)	$—	$(12)	$39	$—	$39

(a)	Amounts in parentheses indicate debits.
(b)	Pretax gains and losses on forward contract cash flow hedges are reclassified to management fees, franchise fees and other income.
(c)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.

Note 18. Fair Value

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in millions):

	Level 1	Level 2	Level 3	Total
Asset Derivatives:
Forward contracts	$—	$3	$—	$3

Liabilities:
Forward contracts	$—	$2	$—	$2

The forward contracts are over-the-counter contracts that do not trade on a public exchange. The fair values of the contracts are based on inputs such as foreign currency spot rates and forward points that are readily available on public markets, and as such, are classified as Level 2. We consider both our credit risk, as well as our counterparties’ credit risk, in determining fair value, and we did not make an adjustment as it was deemed insignificant based on the short duration of the contracts and our rate of short-term debt.

We believe the carrying values of our financial instruments related to current assets and current liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		March 31, 2013		December 31, 2012
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$4	$4	$6	$6
VOI notes receivable	3	125	155	92	113
Securitized vacation ownership notes receivable	3	410	521	438	558
Other notes receivable	3	16	16	11	11

Total financial assets		$555	$696	$547	$688

Liabilities:
Long-term debt	1	$1,273	$1,447	$1,273	$1,447
Long-term securitized debt	3	353	371	383	402

Total financial liabilities		$1,626	$1,818	$1,656	$1,849

Off-Balance sheet:
Letters of credit	2	$—	$120	$—	$117
Surety bonds	2	—	82	—	80

Total off-balance sheet		$—	$202	$—	$197

The carrying value of our restricted cash approximates its fair value. We estimate the fair value of our VOI notes receivable and securitized VOI notes receivable using assumptions related to current or recent securitization market transactions. The amount is then compared to a discounted expected future cash flow model using a discount rate commensurate with the risk of the underlying notes, primarily determined by the credit worthiness of the borrowers based on their FICO scores. The results of these two methods are then evaluated to determine the estimated fair value. The fair value of other notes receivable is estimated based on the terms of the instrument and current market conditions. These financial instrument assets are recorded in the other assets line item in our consolidated balance sheet.

We estimate the fair value of our publicly traded debt based on the bid prices in the public debt markets. The carrying amount of our floating rate debt is a reasonable basis of fair value due to the variable nature of the interest rates. Our non-public, securitized debt and fixed rate debt fair value is determined based upon discounted cash flows for the debt rates deemed reasonable for the type of debt, prevailing market conditions and the length to maturity for the debt.

The fair values of our letters of credit and surety bonds are estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing financial institutions.

Note 19. Segment Information

Our hotel business is segregated into three separate hotel segments: (i) the Americas, (ii) Europe, Africa and the Middle East (“EAME”), and (iii) Asia Pacific. The vacation ownership and residential business is a separate segment.

Our reportable segments each have a division president who is responsible for the management of the division. Each division president reports directly to our Chief Executive Officer who is also the Chief Operating Decision Maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.

Each hotel segment generates its earnings through a network of owned, leased, consolidated and unconsolidated joint venture hotels and resorts operated primarily under our proprietary brand names including St. Regis®, The Luxury Collection®, W®, Westin®, Le Méridien®, Sheraton®, Four Points® by Sheraton, Aloft®, and Element®, as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees.

The management of our vacation ownership and residential sales business is conducted by the vacation ownership and residential segment. The vacation ownership and residential segment generates its earnings through the acquisition, development and operation of vacation ownership resorts, marketing and selling of VOIs and residential units, and providing financing to customers who purchase such interests.

The CODM primarily evaluates the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures. Segment earnings also excludes certain recurring and nonrecurring items, such as restructuring costs and other special charges and gains (losses) on asset dispositions and impairments. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which primarily represent the reimbursement of costs incurred on behalf of managed property owners. These revenues, together with the corresponding expenses, are not recorded within the segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

The following tables present revenues, segment earnings, earnings from unconsolidated ventures, capital expenditures, total assets, and investments in unconsolidated ventures for our reportable segments (in millions):

	Three Months Ended March 31,
	2013	2012
Revenues:
Americas(a)	$387	$403
EAME	115	106
Asia Pacific	76	82
Vacation ownership and residential	306	508

Total segment revenues	884	1,099
Other revenues from managed and franchised hotels	634	598
Other corporate revenues – unallocated	21	18

	$1,539	$1,715

(a)	Includes revenues of $270 million and $274 million for the three months ended March 31, 2013 and 2012, respectively, from hotels located in the United States of America. No other country contributed more than 10% of our total revenues.

	Three Months Ended March 31,
	2013	2012
Segment earnings:
Americas	$146	$127
EAME	25	21
Asia Pacific	51	56
Vacation ownership and residential	107	116

Total segment earnings	329	320
Other corporate unallocated	21	19
Corporate selling, general, administrative and other – unallocated	(35)	(42)
Gain (loss) on asset dispositions and impairments, net	(9)	(7)
Restructuring and other special (charges) credits	1	11
Adjustments to equity earnings(a)	(8)	(8)
Interest expense	(27)	(49)
Depreciation and amortization	(65)	(63)
Discontinued operations	70	(1)
Income tax benefit (expense)	(64)	(52)

Net income attributable to Starwood	$213	$128

(a)	Includes interest expense, depreciation and amortization expense related to equity earnings not allocated to segment earnings.

	Three Months Ended March 31,
	2013	2012
Earnings from unconsolidated ventures included in segment earnings is as follows:
Americas	$8	$8
EAME	—	—
Asia Pacific	9	10
Vacation ownership and residential	—	—

Total earnings from unconsolidated ventures	$17	$18

	Three Months Ended March 31,
	2013	2012
Capital expenditures:
Americas	$59	$32
EAME	15	20
Asia Pacific	9	1
Vacation ownership and residential(a)	(8)	9

Total segment capital expenditures	75	62
Other corporate unallocated	10	18

	$85	$80

(a)	Represents gross inventory capital expenditures less cost of sales of $(13) million and $1 million for the three months ended March 31, 2013 and 2012, respectively. Additionally, includes development capital of $5 million and $8 million for the three months ended March 31, 2013 and 2012, respectively.

	March 31, 2013	December 31, 2012
Assets:
Americas	$2,197	$2,229
EAME	899	911
Asia Pacific	600	574
Vacation ownership and residential	1,418	1,445

Total segment assets(a)	5,114	5,159
Other corporate assets	3,716	3,702

	$8,830	$8,861

(a)	Includes long-lived assets of $1.6 billion at March 31, 2013 and December 31, 2012, located in the United States of America. As well, includes long-lived assets of $357 million and $366 million at March 31, 2013 and December 31, 2012, respectively, located in Italy. No other country contributed more than 10% of our total long-lived assets.

	March 31, 2013	December 31, 2012
Investments in unconsolidated ventures:
Americas	$76	$71
EAME	24	25
Asia Pacific	144	143
Vacation ownership and residential	22	21

Total investments in unconsolidated ventures	$266	$260

Note 20. Commitments and Contingencies

Variable Interest Entities. We have determined that we have a variable interest in 23 hotels, generally in the form of investments, loans, guarantees, or equity. We determine if we are the primary beneficiary of these hotels by primarily considering the qualitative factors. Qualitative factors include evaluating if we have the power to control the VIE and have the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. We have determined that we are not the primary beneficiary of these VIEs and therefore, these entities are not consolidated in our financial statements. See Note 6 for the VIEs in which we are deemed the primary beneficiary and have consolidated the entities.

The 23 VIEs associated with our variable interests represent entities that own hotels for which we have entered into management or franchise agreements with the hotel owners. We are paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity and debt.

At March 31, 2013, we have approximately $114 million of investments and loan balances of $2 million associated with 21 of the 23 VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

Additionally, we have approximately $5 million of investments and certain performance guarantees associated with the remaining two VIEs. The performance guarantees have possible cash outlays of up to $62 million which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.

At December 31, 2012, we evaluated the 23 hotels in which we had a variable interest. As of that date, we had approximately $109 million of investments associated with 21 of the 23 VIEs. Additionally, we had approximately $5 million of investments and certain performance guarantees associated with the remaining two VIEs.

Guaranteed Loans and Commitments. In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $3 million at March 31, 2013. We evaluate these loans for impairment, and at March 31, 2013, we believe these loans are collectible. Unfunded loan commitments aggregating $18 million were outstanding at March 31, 2013, none of which is expected to be funded in the next twelve months or in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $85 million of equity and other potential contributions associated with managed or joint venture properties, $43 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf as of March 31, 2013 totaled $82 million, primarily related to an appeal of certain litigation, requirements by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, tied to the results of a competitive set of hotels and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under performance guarantees, nor do we anticipate losing a significant number of management or franchise contracts in 2013.

Litigation. We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of March 31, 2013, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $27 million. While the ultimate results of claims and litigation cannot be determined, we do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in our rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and labor unions, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussion of our consolidated operating results, as well as discussion about each of our four segments. Additionally, Note 19 to the consolidated financial statements presents further information about our segments.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of March 31, 2013 and December 31, 2012 was $919 million and $922 million, respectively, of which $274 million and $275 million, respectively, was included in accrued expenses.

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

Assets Held for Sale. We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of our carrying value which includes allocable segment goodwill or our estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of properties for which we have significant continuing involvement (such as, through a long-term management agreement) is deferred and recognized over the initial term of the related agreement. The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless we will have continuing involvement (such as, through a management or franchise agreement) after the sale.

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of March 31, 2013, the average estimated default rate for our pools of receivables was approximately 9.4%.

We use the origination of the notes by brand (Sheraton, Westin, and Other) and the FICO scores of the buyers as the primary credit quality indicators to calculate the loan loss reserve for the vacation ownership notes, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the buyers. In addition to quantitatively calculating the loan loss reserve based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables and current default trends by brand and origination year.

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

For the hotel segments, we measure the impairment of a loan based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. We apply the loan impairment policy individually to all loans in the portfolio and do not aggregate loans for the purpose of applying such policy. For loans that we have determined to be impaired, we recognize interest income on a cash basis.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three months ended March 31, 2013 and 2012.

In the first quarter of 2013, management and franchise fees grew by 7.5%, and Same Store Worldwide Systemwide REVPAR grew 4.6%. At the St. Regis Bal Harbour Resort (“Bal Harbour”), we have closed on sales of approximately 86% of the available units. The global economic recovery continues along the trend lines we have been experiencing. Tight supply is driving higher room rates in North America and Europe and our footprint continues to expand in growing economies.

At March 31, 2013, we had approximately 400 hotels in the active pipeline representing approximately 100,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 66% are in the upper upscale and luxury segments and 85% are outside of North America. During the first quarter of 2013, we signed 26 hotel management and franchise contracts representing approximately 6,200 rooms of which 20 are new builds and 6 are conversions from another brand. We also opened 18 new hotels and resorts representing approximately 4,000 rooms. During the first quarter of 2013, five hotels left the system, representing approximately 900 rooms.

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

We continually update and renovate our owned, leased and consolidated joint venture hotels and include these hotels in our Same-Store Owned Hotel results. We also undertake major repositionings of hotels. While undergoing major repositionings, hotels are generally not operating at full capacity and, as such, these repositionings can negatively impact our hotel revenues and are not included in Same-Store Owned Hotel results. We may continue to reposition our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies. In addition, several owned hotels are located in regions, which are seasonal, and therefore, these hotels do not operate at full capacity throughout the year.

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2013 (with comparable data for 2012):

Top Five Domestic Markets in the United States as a % of Total Owned Revenues for the Three Months Ended March 31, 2013 with Comparable Data for the Same Period in 2012 (1)
Metropolitan Area	2013 Revenues	2012 Revenues
Phoenix, AZ	9.8%	8.5%
New York, NY	8.4%	10.1%
Hawaii	8.2%	7.5%
San Francisco, CA	5.7%	4.7%
Miami, FL	5.7%	2.2%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2013 and 2012:

Top Five International Markets as a % of Total Owned Revenues for the Three Months Ended March 31, 2013 with Comparable Data for the Same Period in 2012 (1)
International Market	2013 Revenues	2012 Revenues
Canada	11.3%	10.8%
Mexico	5.9%	5.3%
Italy	5.8%	4.8%
Spain	5.8%	3.4%
Australia	5.4%	5.3%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Consolidated Results

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$379	$402	$(23)	(5.7)%
Management Fees, Franchise Fees and Other Income	217	201	16	8.0%
Vacation Ownership and Residential	309	514	(205)	(39.9)%
Other Revenues from Managed and Franchised Properties	634	598	36	6.0%

Total Revenues	$1,539	$1,715	$(176)	(10.3)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 11 owned hotels that were sold or closed in 2012 and 2013. These sold or closed hotels had revenues of $3 million in the three months ended March 31, 2013 compared to $38 million for the corresponding period in 2012. Revenues at our Same-Store Owned Hotels (38 hotels for the three months ended March 31, 2013 and 2012, excluding the 11 hotels sold and 12 additional hotels undergoing significant repositionings or without comparable results in 2013 and 2012) increased 1.6%, or $5 million, to $285 million for the three months ended March 31, 2013 when compared to $280 million in the corresponding period of 2012. Additionally, the 12 hotels undergoing significant repositionings or without comparable results had revenue of $85 million in the three months ended March 31, 2013 compared to $77 million for the corresponding period in 2012. As of March 31, 2013, seven of the 12 hotels undergoing significant repositionings or without comparable results were open and operating at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels increased 3.1% to $150.19 for the three months ended March 31, 2013 when compared to the corresponding period in 2012. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 2.4% in ADR to $212.90 for the three months ended March 31, 2013 compared to $207.92 for the corresponding period in 2012 and an increase in occupancy rates to 70.5% for the three months ended March 31, 2013, compared to 70.1% in the corresponding period in 2012. While REVPAR growth was particularly strong at our owned hotels in Phoenix, Arizona, Hawaii, and Italy, we experienced decreases in REVPAR at our owned hotels in Buenos Aires, Argentina and London, England.

The increase in management fees, franchise fees and other income was primarily a result of a $15 million increase in management and franchise revenues to $211 million for the three months ended March 31, 2013 compared to $196 million for the corresponding period in 2012. Management fees increased 7.8% to $124 million and franchise fees increased 6.7% to $48 million. These increases were primarily due to the net addition of 48 managed and franchised hotels to our system since March 31, 2012 and a 4.6% increase in Same Store Worldwide Systemwide REVPAR compared to the same period in 2012.

Total vacation ownership and residential services revenue decreased $205 million to $309 million for the three months ended March 31, 2013, when compared to the corresponding period in 2012, primarily due to fewer residential closings at Bal Harbour in the first quarter of 2013 as this project is now substantially sold out. During the three months ended March 31, 2013, we closed sales of 38 units and realized revenues of $129 million, compared to closing sales of 102 units and revenues of $356 million for the three months ended March 31, 2012. From project inception through March 31, 2013, we have closed contracts and recognized revenue on 262 units representing approximately 86% of the total residential units. The decrease in residential services revenues was partially offset by an increase in vacation ownership revenues.

Vacation ownership revenues for the three months ended March 31, 2013 increased 16.4%, or $25 million, to $177 million compared to the corresponding period in 2012, primarily due to a $17 million increase in revenues from resort operations and favorable adjustments to our loan loss reserves of $11 million driven by improved performance in the portfolio as well as an enhancement to our static pool methodology to include FICO as a credit quality indicator. This favorable adjustment was partially offset by a $3 million increase in vacation ownership and residential expenses. Originated contract sales of VOI inventory remained flat at $83 million in the three months ended March 31, 2013, when compared to the corresponding period in 2012, primarily due to a decrease in tour flow offset by an increase in the average price of vacation ownership units sold. The number of contracts signed decreased 0.4% when compared to 2012 and the average contract amount per vacation ownership unit sold increased 0.5% to approximately $16,200, driven by inventory mix.

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

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$ 90	$ 96	$ (6)	(6.3)%

During the first quarter of 2013, selling, general, administrative and other expenses decreased 6.3% to $90 million compared to $96 million in 2012 primarily due to certain organizational changes in the second half of 2012 and non-recurring professional expenses recorded in the prior year.

During the first quarter of 2013, we completed certain changes to our organizational structures in the Americas division and recorded an expense for severance costs of approximately $4 million associated with these changes.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$ (1)	$ (11)	$ 10	(90.9)%

As a result of a court ruling, during the three months ended March 31, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of our litigation reserve.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$ 65	$ 63	$ 2	3.2%

The increase in depreciation and amortization expense for the three months ended March 31, 2013, when compared to the same period of 2012, was primarily due to additional amortization expense related to our investment in management and franchise contracts and additional depreciation expense related to capital expenditures in the last twelve months, partially offset by decreased depreciation expense related to sold hotels.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$ 232	$ 227	$ 5	2.2%

The increase in operating income for the three months ended March 31, 2013, when compared to the corresponding period of 2012, was primarily due to the $15 million increase in management fees, franchise fees and other income, an increase in operating income from our vacation ownership and residential sales, excluding Bal Harbour, of $9 million, an increase in operating income of $6 million related to our owned, leased and consolidated joint venture hotels, and a decrease in selling, general, administrative and other expenses of $6 million, partially offset by a $20 million decrease in operating income from residential sales at Bal Harbour and an increase of $10 million in restructuring and other special charges (credits), net, as discussed earlier.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings (Losses) and Gains (Losses) from Unconsolidated Ventures, Net	$ 9	$ 10	$ (1)	(10.0)%

Equity earnings (losses) and gains (losses) from unconsolidated joint ventures, net decreased $1 million for the three months ended March 31, 2013, primarily due to a $2 million decrease from the impact of foreign currency translation, offset by a $1 million increase from improved operations at hotels owned by joint ventures in which we own a minority interest.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$26	$49	$(23)	(46.9)%

Net interest expense decreased $23 million for the three months ended March 31, 2013, when compared to the same period of 2012, primarily due to lower average debt balances. For the three months ended March 31, 2013, we maintained a lower average debt balance, primarily due to the retirement of approximately $1.272 billion of debt throughout 2012, partially offset by the issuance, in December 2012, of $350 million of 3.125% Senior Notes due 2023.

Our weighted average interest rate was approximately 5.9% at March 31, 2013 compared to 6.65% at March 31, 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(9)	$(7)	$(2)	(28.6)%

During the three months ended March 31, 2013, we recorded a loss of approximately $9 million in dispositions and impairments, net, primarily related to $8 million of losses on the sales of three owned hotels, two of which were sold subject to long-term franchise agreements and one of which was sold encumbered by a long-term management agreement (see Note 4).

During the three months ended March 31, 2012, we recorded a loss of $7 million related to the sale of an owned hotel, which was sold subject to a long-term franchise agreement.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$64	$52	$12	23.1%

The increase in income tax expense for the three months ended March 31, 2013, compared to the same period in 2012, was primarily the result of higher pretax income and a higher effective tax rate. Additional income tax due to higher pretax income was approximately $9 million and the increase due to a higher effective tax rate was approximately $3 million.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$70	$(1)	$71	n/m

n/m = not meaningful

During the three months ended March 31, 2013, we recorded a tax benefit of $70 million as a result of the reversal of a reserve associated with an uncertain tax position, which was related to a previous disposition. The statute of limitation for this tax position lapsed during the first quarter of 2013.

During the three months ended March 31, 2012, we recorded a loss of $1 million (net of tax), for accrued interest related to an uncertain tax position associated with a previous disposition.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 and 2012 represent results for 38 owned, leased and consolidated joint venture hotels (excluding 11 hotels sold and 12 hotels undergoing significant repositionings or without comparable results in 2013 and 2012).

	Three Months Ended March 31,		Variance
	2013	2012
Worldwide (38 hotels with approximately 13,400 rooms)
REVPAR(1)	$150.19	$145.71	3.1%
ADR	$212.90	$207.92	2.4%
Occupancy	70.5%	70.1%	0.4

Americas (23 hotels with approximately 10,000 rooms)
REVPAR(1)	$133.47	$128.91	3.5%
ADR	$188.62	$181.63	3.8%
Occupancy	70.8%	71.0%	(0.2)

EAME (12 hotels with approximately 2,400 rooms)
REVPAR(1)	$194.29	$184.25	5.4%
ADR	$301.11	$303.73	(0.9)%
Occupancy	64.5%	60.7%	3.8

Asia Pacific (3 hotels with approximately 1,000 rooms)
REVPAR(1)	$210.62	$221.44	(4.9)%
ADR	$252.83	$262.13	(3.5)%
Occupancy	83.3%	84.5%	(1.2)

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended March 31, 2013 and 2012. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended March 31,		Variance
	2013	2012
Worldwide (992 hotels with approximately 290,500 rooms)
REVPAR(1)	$112.50	$107.60	4.6%
ADR	$172.35	$168.77	2.1%
Occupancy	65.3%	63.8%	1.5

Americas (578 hotels with approximately 171,500 rooms)
REVPAR(1)	$111.89	$105.85	5.7%
ADR	$164.46	$158.38	3.8%
Occupancy	68.0%	66.8%	1.2

EAME (212 hotels with approximately 54,100 rooms)
REVPAR(1)	$119.73	$117.22	2.1%
ADR	$201.20	$198.10	1.6%
Occupancy	59.5%	59.2%	0.3

Asia Pacific (202 hotels with approximately 64,900 rooms)
REVPAR(1)	$108.22	$104.42	3.6%
ADR	$172.69	$175.88	(1.8)%
Occupancy	62.7%	59.4%	3.3

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$387	$403	$(16)	(4.0)%
EAME	115	106	9	8.5%
Asia Pacific	76	82	(6)	(7.3)%
Vacation ownership and residential	306	508	(202)	(39.8)%

Total segment revenues	$884	$1,099	$(215)	(19.6)%

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$146	$127	$19	15.0%
EAME	25	21	4	19.0%
Asia Pacific	51	56	(5)	(8.9)%
Vacation ownership and residential	107	116	(9)	(7.8)%

Total segment earnings	$329	$320	$9	2.8%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring costs and other special charges and gains (losses) on asset dispositions and impairments. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 19 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues decreased $16 million in the three months ended March 31, 2013, compared to the corresponding period in 2012. The decrease in revenues was primarily related to a $28 million decrease in revenues from our owned, leased and consolidated joint venture hotels, partially offset by a $12 million increase in management fees, franchise fees and other income.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 11 owned hotels that were sold or closed in 2012 and 2013. These sold or closed hotels had revenues of $3 million in the three months ended March 31, 2013 compared to $38 million for the corresponding period in 2012. Lost revenue from sold hotels was offset by a $4 million increase in revenues from seven owned hotels without comparable results in 2013 and 2012 and an increase in Same-Store Owned Hotel REVPAR of 3.5% to $133.47 for the three months ended March 31, 2013 when compared to the corresponding period in 2012.

The increase in management fees, franchise fees and other income was primarily due to the net addition of 22 managed and franchised hotels since the three months ended March 31, 2012 and a 5.7% increase in Same-Store Systemwide REVPAR compared to the same period in 2012.

Segment earnings increased $19 million in the three months ended March 31, 2013, compared to the corresponding period in 2012, primarily due to the increase in management fees, franchise fees and other income discussed above and an $8 million increase in operating income from our owned, leased and consolidated joint venture hotels, primarily from Bal Harbour which opened in early 2012, partially offset by a $4 million severance charge associated with certain changes to our organizational structures.

EAME

Segment revenues increased $9 million in the three months ended March 31, 2013, compared to the corresponding period in 2012. The increase in revenues was primarily related to a $9 million increase in revenues from our owned, leased and consolidated joint venture hotels. Management fees, franchise fees and other income remained relatively flat, compared to the corresponding period in 2012.

The $9 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to an increase in Same-Store Owned Hotel REVPAR of 5.4% to $194.29 for the three months ended March 31, 2013 when compared to the corresponding period in 2012.

Segment earnings increased $4 million in the three months ended March 31, 2013, compared to the corresponding period in 2012, primarily driven by the increase in revenues discussed above.

Asia Pacific

Segment revenues decreased $6 million in the three months ended March 31, 2013, compared to the corresponding period in 2012. The decrease in revenues was primarily related to a $4 million decrease in revenues from our owned, leased and consolidated joint venture hotels and the unfavorable impact of foreign currency translation, partially offset by a $1 million increase in management fees, franchise fees and other income. The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $3 million decrease in revenues from one hotel without comparable results in 2013 and 2012. The increase in management fees, franchise fees and other income was due to the net addition of 26 managed and franchised hotels since the three months ended March 31, 2012 and a 3.6% increase in Same-Store Systemwide Hotel REVPAR for the three months ended March 31, 2013 when compared to the corresponding period in 2012, offset by the unfavorable impact of foreign currency translation.

Segment earnings decreased $5 million in the three months ended March 31, 2013, compared to the corresponding period in 2012, primarily driven by the decrease in revenues from our owned, leased and consolidated joint venture hotels discussed above.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue decreased $202 million to $306 million for the three months ended March 31, 2013 when compared to the corresponding period in 2012, primarily due to fewer residential closings at Bal Harbour in 2013, partially offset by an increase in vacation ownership revenues. Segment earnings decreased $9 million in the three months ended March 31, 2013, compared to the corresponding period in 2012, primarily driven by the decrease in volume of sales at Bal Harbour which is now substantially sold out, partially offset by a decrease in the cost per sale of each unit due to an increase in the projected yield for the Bal Harbour project and increased revenues from our resort and other income and a favorable adjustment to the loan loss reserve.

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

The majority of our cash flow is derived from corporate and leisure travelers and is dependent on the supply and demand in the lodging industry. In a recessionary economy, we may experience significant declines in business and leisure travel. A decline in demand combined with an excess of hotel supply in key markets could have a material impact on our cash flow from operating activities.

State and local regulations governing sales of VOIs and residential properties allow the purchaser of a VOI or property to rescind the sale subsequent to completion for a pre-specified number of days. In addition, cash payments received from buyers of products under construction are held in escrow during the period prior to obtaining a certificate of occupancy.

Cash Used for Investing Activities

Gross capital spending during the three months ended March 31, 2013 was as follows (in millions):

Maintenance Capital Expenditures(1):
Owned, leased and consolidated joint venture hotels	$7
Corporate and information technology	10

Subtotal	17

VOI and Residential Capital Expenditures:
Net capital expenditures for inventory (excluding St. Regis Bal Harbour)(2)	$(15)
Capital expenditures for inventory — St. Regis Bal Harbour	2

Subtotal	(13)

Development Capital	81

Total Capital Expenditures	$85

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $7 million less cost of sales of $22 million.

Gross capital spending during the three months ended March 31, 2013 included approximately $17 million of maintenance capital and $81 million of development capital. Investment spending on gross VOI and residential inventory was $9 million, primarily at Westin Desert Willow in Palm Desert and Bal Harbour. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2013 (excluding vacation ownership and residential inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2013, we currently expect to spend approximately $350 million for investment projects, various joint ventures and other investments.

In order to secure management or franchise agreements, we have made loans to third-party owners, made non-controlling investments in joint ventures and provided certain guarantees and indemnifications. See Note 20 of the consolidated financial statements for our discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures.

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

Since 2006 and through March 31, 2013, we have sold 76 hotels realizing cash proceeds of approximately $6.1 billion in numerous transactions, including net cash proceeds of approximately $61 million from the sale of three hotels during the three months ended March 31, 2013. To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.

There can be no assurance that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of March 31, 2013:

	Amount Outstanding at March 31, 2013(a)	Weighted Average Interest Rate at March 31, 2013	Weighted Average Remaining Term
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit	$—	—	4.9
Mortgages and Other	42	4.7%	3.7

Total/Average	$42	4.7%	3.7

Fixed Rate Debt
Senior Notes	$1,220	5.9%	6.1
Mortgages and Other	13	3.0%	14.4

Total/Average	$1,233	5.9%	6.2

Total Debt
Total Debt and Weighted Average Terms	$1,275	5.9%	6.1

(a)	Excludes approximately $362 million of our share of unconsolidated joint venture debt and securitized vacation ownership debt of $472 million, all of which is non-recourse.

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

Our Facility is used to fund general corporate cash needs. As of March 31, 2013, we have availability of $1.75 billion under the Facility. The Facility allows for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 1.25% plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage covenants.

Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Gross Unsecuritized Debt	$1,275	$1,275
less: cash (including restricted cash of $142 million in 2013 and $123 million in 2012)	(529)	(428)

Net Unsecuritized Debt	$746	$847

Gross Securitized Debt (non-recourse)	$472	$533
less: cash restricted for securitized debt repayments (not included above)	(20)	(41)

Net Securitized Debt	$452	$492

Total Net Debt	$1,198	$1,339

During the three months ended March 31, 2013, we terminated the 2005 Securitization, including pay-down of all outstanding principal and interest due. The termination required cash settlement of $21 million, of which $18 million was received and designated as pre-funding from the proceeds of the 2012 Securitization. Upon termination, $19 million of receivables previously related to the 2005 Securitization were transferred to the 2012 Securitization. In connection with this transaction, we wrote-off certain deferred financing costs associated with the 2005 Securitization to interest expense, the impact of which was de minimis (See Note 9).

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $146 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we would be subject to U.S. income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following commercial commitments outstanding as of March 31, 2013 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$120	$94	$—	$—	$26

During the three months ended March 31, 2013, our Board of Directors authorized a $500 million increase to the share repurchase program, and we repurchased 0.8 million common shares at a weighted average price of $59.28 for a total cost of approximately $48 million. As of March 31, 2013, $632 million remained available under the share repurchase authorization approved by our Board of Directors. (see Note 15).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We enter into forward contracts to manage foreign exchange risk in forecasted transactions based in foreign currencies and to manage foreign currency exchange risk on intercompany loans that are not deemed permanently invested. At certain times, we may also enter into interest rate swap agreements to manage our interest rate risk (see Note 11).

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon the foregoing evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2013, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits.

10.1	Amended and Restated Employment Agreement, dated as of April 18, 2013, by and between Starwood Hotels and Resorts Worldwide, Inc. and Frits van Paasschen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2013).
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer (1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer (1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer (1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer (1)
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

(1)	Filed herewith.

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

Date: April 30, 2013