Form 10-Q
period 2013-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2013-07-25
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

194,942,212 shares of common stock, par value $0.01 per share, outstanding as of July 19, 2013.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (“we”, “us” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 21, 2013. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2013.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$662	$305
Restricted cash	153	158
Accounts receivable, net of allowance for doubtful accounts of $56 and $59	616	586
Inventories	253	361
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $7 and $9	61	65
Deferred income taxes	271	320
Prepaid expenses and other	174	124

Total current assets	2,190	1,919
Investments	266	260
Plant, property and equipment, net	3,039	3,154
Assets held for sale, net	8	45
Goodwill and intangible assets, net	2,031	2,024
Deferred income taxes	588	636
Other assets	465	385
Securitized vacation ownership notes receivable, net	379	438

Total assets	$8,966	$8,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2	$2
Accounts payable	95	121
Current maturities of long-term securitized vacation ownership debt	113	150
Accrued expenses	1,171	1,074
Accrued salaries, wages and benefits	338	395
Accrued taxes and other	205	287

Total current liabilities	1,924	2,029
Long-term debt	1,264	1,273
Long-term securitized vacation ownership debt	322	383
Deferred income taxes	76	78
Other liabilities	1,899	1,956

	5,485	5,719

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 194,935,452 and 193,121,094 shares at June 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	853	816
Accumulated other comprehensive loss	(386)	(338)
Retained earnings	3,007	2,657

Total Starwood stockholders’ equity	3,476	3,137
Noncontrolling interest	5	5

Total stockholders’ equity	3,481	3,142

Total liabilities and stockholders’ equity	$8,966	$8,861

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Owned, leased and consolidated joint venture hotels	$419	$453	$798	$855
Vacation ownership and residential sales and services	239	316	548	830
Management fees, franchise fees and other income	236	222	453	423
Other revenues from managed and franchised properties	668	627	1,302	1,225

	1,562	1,618	3,101	3,333
Costs and Expenses
Owned, leased and consolidated joint venture hotels	328	360	648	709
Vacation ownership and residential	163	241	362	634
Selling, general, administrative and other	88	86	178	182
Restructuring and other special charges (credits), net	—	—	(1)	(11)
Depreciation	57	56	115	113
Amortization	8	6	15	12
Other expenses from managed and franchised properties	668	627	1,302	1,225

	1,312	1,376	2,619	2,864
Operating income	250	242	482	469
Equity earnings and gains from unconsolidated ventures, net	8	5	17	15
Interest expense, net of interest income of $0, $1, $1 and $1	(26)	(46)	(52)	(95)
Loss on early extinguishment of debt, net	—	(15)	—	(15)
Gain (loss) on asset dispositions and impairments, net	1	(1)	(8)	(8)

Income from continuing operations before taxes and noncontrolling interests	233	185	439	366
Income tax expense	(95)	(56)	(159)	(108)

Income from continuing operations	138	129	280	258
Discontinued operations:
Gain (loss) on dispositions, net of tax (benefit) expense of $0, $(2), $(70) and $(1)	—	(7)	70	(8)

Net income	138	122	350	250
Net loss (income) attributable to noncontrolling interests	(1)	—	—	—

Net income attributable to Starwood	$137	$122	$350	$250

Earnings (Losses) Per Share – Basic
Continuing operations	$0.72	$0.67	$1.46	$1.34
Discontinued operations	—	(0.04)	0.37	(0.04)

Net income	$0.72	$0.63	$1.83	$1.30

Earnings (Losses) Per Share – Diluted
Continuing operations	$0.71	$0.66	$1.44	$1.31
Discontinued operations	—	(0.04)	0.36	(0.04)

Net income	$0.71	$0.62	$1.80	$1.27

Amounts attributable to Starwood’s Common Stockholders
Income from continuing operations	$137	$129	$280	$258
Discontinued operations	—	(7)	70	(8)

Net income	$137	$122	$350	$250

Weighted average number of shares	192	195	192	193

Weighted average number of shares assuming dilution	194	198	194	197

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$138	$122	$350	$250
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(35)	(49)	(50)	(10)
Defined benefit pension and postretirement plans activity	—	—	1	1
Cash flow hedges net gains (losses)	—	—	1	(1)

Total other comprehensive income (loss), net of taxes	(35)	(49)	(48)	(10)

Total comprehensive income	103	73	302	240
Comprehensive income attributable to noncontrolling interests	(1)	—	—	—
Foreign currency translation adjustments attributable to noncontrolling interests	(1)	—	—	—

Comprehensive income attributable to Starwood	$101	$73	$302	$240

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$350	$250
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(70)	8
Depreciation and amortization	130	125
Amortization of deferred gains	(45)	(43)
(Gain) loss on debt extinguishment, net	(4)	15
Loss on asset dispositions and impairments, net	8	8
Stock-based compensation expense	27	34
Excess stock-based compensation tax benefit	(22)	(68)
Distributions in excess (deficit) of equity earnings	(9)	(8)
Non-cash portion of income tax expense	58	32
Other non-cash adjustments to net income	23	22
Decrease in restricted cash	26	7
Other changes in working capital	45	150
Securitized VOI notes receivable activity, net	72	69
Unsecuritized VOI notes receivable activity, net	(72)	(67)
Accrued and deferred income taxes and other	15	12

Cash (used for) from operating activities	532	546

Investing Activities
Purchases of plant, property and equipment	(141)	(150)
Proceeds from asset sales, net of transaction costs	127	31
Collection of notes receivable, net	3	2
Acquisitions, net of acquired cash	—	(1)
Distributions from investments, net	1	1
Other, net	(35)	(11)

Cash (used for) from investing activities	(45)	(128)

Financing Activities
(Increase) decrease in restricted cash	(19)	49
Long-term debt repaid	(1)	(565)
Long-term securitized debt repaid	(98)	(83)
Long-term debt issued	—	9
Dividends paid	(3)	(4)
Proceeds from employee stock option exercises	59	39
Excess stock-based compensation tax benefit	22	68
Share repurchases	(56)	(61)
Other, net	(25)	(56)

Cash (used for) from financing activities	(121)	(604)

Exchange rate effect on cash and cash equivalents	(9)	2

(Decrease) increase in cash and cash equivalents	357	(184)
Cash and cash equivalents — beginning of period	305	454

Cash and cash equivalents — end of period	$662	$270

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$26	$89

Income taxes, net of refunds	$69	$52

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries (“we”, “us”, the “Company” or “Starwood”). We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,162 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the development and operation of vacation ownership resorts; and marketing, selling and financing of vacation ownership interests (“VOIs”) in the resorts.

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

Note 3. Earnings (Losses) per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to our common shareholders (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$137	$129	$280	$258

Weighted average common shares for basic earnings per share	192	195	192	193
Effect of dilutive stock options and restricted stock awards	2	3	2	4

Weighted average common shares for diluted earnings per share	194	198	194	197

Basic earnings per share	$0.72	$0.67	$1.46	$1.34

Diluted earnings per share	$0.71	$0.66	$1.44	$1.31

Approximately 0.6 million shares and 1.5 million shares for the three months ended June 30, 2013 and 2012, respectively, and 0.7 million shares and 1.3 million shares for the six months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

Note 4. Asset Dispositions and Impairments

During the three months ended June 30, 2013, we sold one wholly-owned hotel for net cash proceeds of approximately $65 million. The hotel was sold subject to a management agreement, with an initial term of 20 years. The sale of the hotel resulted in a gain of approximately $3 million, which we deferred and will recognize into management fees, franchise fees and other income over the initial term of the management agreement.

Additionally, during the six months ended June 30, 2013, we sold three wholly-owned hotels for net cash proceeds of approximately $61 million. Two of the hotels were sold subject to franchise agreements and the third hotel was sold subject to a management agreement, with initial terms of 20 years. The six months ended June 30, 2013 include a pre-tax loss of $8 million related to the sales of these hotels.

During the six months ended June 30, 2012, we sold one wholly-owned hotel for net cash proceeds of approximately $11 million and recognized a pre-tax loss of $7 million related to the sale. The hotel was sold subject to a franchise agreement with an initial term of 20 years.

Note 5. Assets Held for Sale

During the three months ended June 30, 2013, we entered into a purchase and sale agreement for the sale of a non-core asset. We received a non-refundable deposit during the second quarter, and the asset and estimated goodwill to be allocated to the asset were reclassified as assets held for sale as of June 30, 2013 and December 31, 2012. The sale of this asset is expected to be completed in the third quarter of 2013.

During the year ended December 31, 2012, we entered into a purchase and sale agreement for the sale of two wholly-owned hotels. We received a non-refundable deposit during the fourth quarter of 2012, and the hotels, along with estimated goodwill to be allocated to these assets, were reclassified as assets held for sale as of December 31, 2012. In connection with the anticipated sale, for the year ended December 31, 2012, we recognized an impairment charge of $4 million recorded to the gain (loss) on asset dispositions and impairments, net line item to reflect the fair market value of the properties based on the purchase price less costs to sell. The sale of these hotels, which were sold subject to franchise agreements, closed in January 2013 (see Note 4), and during the three months ended March 31, 2013, we recognized an additional loss of $1 million related to the sale of these hotels.

Note 6. Transfers of Financial Assets

We have variable interests in the entities associated with our five outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (“VIEs”). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $6 million and $11 million during the three and six months ended June 30, 2013, respectively compared to $8 million and $15 million during the three and six months ended June 30, 2012. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interest in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 9). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $14 million and $27 million during the three and six months ended June 30, 2013, respectively, compared to $12 million and $25 million during the three and six months ended June 30, 2012, respectively, and is classified in cash and cash equivalents.

Note 7. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consist of the following (in millions):

	June 30, 2013	December 31, 2012
Vacation ownership loans – securitized	$440	$503
Vacation ownership loans – unsecuritized	172	111

	612	614
Less: current portion
Vacation ownership loans – securitized	(61)	(65)
Vacation ownership loans – unsecuritized	(20)	(19)

	$531	$530

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

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Vacation ownership loans – securitized	$17	$16	$34	$34
Vacation ownership loans – unsecuritized	4	4	8	8

	$21	$20	$42	$42

The following table presents future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2013	$34	$19	$53
2014	70	16	86
2015	70	17	87
2016	68	18	86
Thereafter	252	155	407

Balance at June 30, 2013	$494	$225	$719

Weighted Average Interest Rates	12.99%	12.64%	12.87%

Range of interest rates	5% to 17%	6% to 17%	5% to 17%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and, therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of June 30, 2013, the average estimated default rate for our pools of receivables was approximately 9.4%.

The activity and balances for our loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at March 31, 2013	$59	$50	$109
Provisions for loan losses	—	5	5
Write-offs	—	(7)	(7)
Other	(5)	5	—

Balance at June 30, 2013	$54	$53	$107

Balance at December 31, 2012	$73	$48	$121
Provisions for loan losses	(9)	11	2
Write-offs	—	(16)	(16)
Other	(10)	10	—

Balance at June 30, 2013	$54	$53	$107

Balance at March 31, 2012	$73	$59	$132
Provisions for loan losses	—	5	5
Write-offs	—	(8)	(8)
Other	(7)	7	—

Balance at June 30, 2012	$66	$63	$129

Balance at December 31, 2011	$80	$56	$136
Provisions for loan losses	—	12	12
Write-offs	—	(19)	(19)
Other	(14)	14	—

Balance at June 30, 2012	$66	$63	$129

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

During the six months ended June 30, 2013, we recorded a net adjustment to the reserve of $2 million. This was primarily driven by a $13 million increase in the provision for new contract sales during the six months ended June 30, 2013, partially offset by an $11 million favorable adjustment from an enhancement to our static pool methodology to include FICO as a credit quality indicator as well as improved performance in the portfolio.

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of June 30, 2013
	700+	600-699	<600	No Score	Total
Sheraton	$153	$125	$20	$57	$355
Westin	202	91	8	39	340
Other	13	3	—	8	24

	$368	$219	$28	$104	$719

	As of December 31, 2012
	700+	600-699	<600	No Score	Total
Sheraton	$153	$123	$23	$59	$358
Westin	208	91	8	42	349
Other	16	4	—	8	28

	$377	$218	$31	$109	$735

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $46 million and $49 million as of June 30, 2013 and December 31, 2012, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of June 30, 2013	$719	$673	$6	$5	$35	$46
As of December 31, 2012	$735	$686	$7	$5	$37	$49

Note 8. Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	June 30, 2013	December 31, 2012
Senior Credit Facility:
Revolving Credit Facility, maturing 2018	$—	$—
Senior Notes, interest at 7.375%, maturing 2015	294	294
Senior Notes, interest at 6.75%, maturing 2018	371	371
Senior Notes, interest at 7.15%, maturing 2019	206	206
Senior Notes, interest at 3.125%, maturing 2023	349	349
Mortgages and other, interest rates ranging from 1.00% to 9.00%, various maturities	46	55

	1,266	1,275
Less current maturities	(2)	(2)

Long-term debt	$1,264	$1,273

In 2011, we received an incentive from the State of Connecticut, in connection with the relocation of our corporate headquarters to Stamford, Connecticut, in the form of a $10 million loan (the “Loan”), which we classified in mortgages and other. The Loan had an opportunity for $7 million principal forgiveness if a certain employment threshold was met before December 31, 2014. During the second quarter of 2013, we received notification from the State of Connecticut that we had met the employment threshold and that $7 million of the Loan was forgiven.

Note 9. Securitized Vacation Ownership Debt

As discussed in Note 6, our VIEs associated with the securitization of our VOI notes receivable are consolidated in our financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	June 30, 2013	December 31, 2012
2005 securitization, terminated 2013	$—	$22
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	15	18
2009 securitization, interest rate at 5.81%, maturing 2015	49	63
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	118	138
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	121	137
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	132	155

	435	533
Less current maturities	(113)	(150)

Long-term securitized debt	$322	$383

During the six months ended June 30, 2013, we terminated a securitization we completed in 2005 (the “2005 Securitization”), including pay-down of all outstanding principal and interest due. The termination required cash settlement of $21 million, of which $18 million was received and designated as pre-funding from the proceeds of a securitization we completed in 2012 (the “2012 Securitization”). Upon termination, $19 million of receivables previously related to the 2005 Securitization were transferred to the 2012 Securitization. In connection with this transaction, we wrote-off certain deferred financing costs associated with the 2005 Securitization to interest expense, the impact of which was de minimis.

Note 10. Other Liabilities

Other liabilities consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Deferred gains on asset sales	$904	$944
SPG point liability	722	733
Deferred revenue including VOIs and residential sales	33	33
Benefit plan liabilities	72	78
Deferred rent	49	51
Insurance reserves	44	45
Other	75	72

	$1,899	$1,956

We defer gains realized in connection with the sales of properties that we continue to manage through long-term management agreements and recognize the gains over the initial terms of the related agreements. As of June 30, 2013 and December 31, 2012, we had total deferred gains of approximately $990 million and $1.0 billion, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $22 million and $45 million in the three and six months ended June 30, 2013, respectively, compared to $22 million and $43 million in the three and six months ended June 30, 2012, respectively.

Note 11. Derivative Financial Instruments

We enter into forward currency contracts to manage foreign exchange risk on intercompany loans that are not deemed permanently invested. These forward contracts are not designated as hedges, and their change in fair value is recorded in our consolidated statements of income in the interest expense line item during each reporting period. These forward contracts provide an economic hedge, as they largely offset foreign currency exposures on intercompany loans.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the bond ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair value of our derivative instruments and the effect on the Consolidated Statements of Income during the quarter.

Fair Value of Derivative Instruments

(in millions)

	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$2	Prepaid expenses and other	$2

Total assets		$2		$2

Liability Derivatives
Forward contracts	Accrued expenses	$2	Accrued expenses	$—

Total liabilities		$2		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
		2013	2012
Foreign forward exchange contracts	Interest expense, net	$5	$2

Total gain included in income		$5	$2

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
		2013	2012
Foreign forward exchange contracts	Interest expense, net	$11	$1

Total gain included in income		$11	$1

Note 12. Discontinued Operations

During the six months ended June 30, 2013, we recorded a $70 million tax benefit, primarily as a result of the reversal of a reserve associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013 (see Note 14).

Note 13. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,
	2013			2012
	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	0.2	2.2	0.1	0.2	2.4	0.2
Expected return on plan assets	—	(3.0)	—	—	(3.0)	—
Amortization of actuarial loss	0.1	0.7	0.1	0.1	0.5	—

Net period benefit cost (income)	$0.3	$(0.1)	$0.2	$0.3	$(0.1)	$0.2

	Six Months Ended June 30,
	2013			2012
	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	0.4	4.4	0.3	0.4	4.8	0.4
Expected return on plan assets	—	(6.0)	—	—	(6.0)	—
Amortization of actuarial loss	0.2	1.2	0.1	0.1	1.0	—

Net period benefit cost (income)	$0.6	$(0.4)	$0.4	$0.5	$(0.2)	$0.4

During the three and six months ended June 30, 2013, we contributed approximately $6 million and $8 million, respectively, to our pension and postretirement benefit plans. For the remainder of 2013, we expect to contribute approximately $5 million to our pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.

Note 14. Income Taxes

The total amount of unrecognized tax benefits as of June 30, 2013, was $180 million, of which $61 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $14 million of our unrecognized tax benefits as of June 30, 2013 will reverse within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2013, we had $12 million accrued for the payment of interest and less than $1 million accrued for the payment of penalties.

During the six months ended June 30, 2013, we recorded a tax benefit of $70 million in discontinued operations, net as a result of the reversal of tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of June 30, 2013, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 or to examination by any U.S. state taxing authority prior to 2002. All subsequent periods remain eligible for examination, and we are currently under audit by the Internal Revenue Service (the “IRS”) for years 2007 through 2009. In connection with the audit, it is possible that the IRS will propose certain material adjustments, however, at this time, none have been proposed. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 15. Stockholders’ Equity

The following tables represent changes in stockholders’ equity that are attributable to our stockholders and non-controlling interests for the three and six months ended June 30, 2013 (in millions):

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at March 31, 2013	$3,345	$2	$820	$(350)	$2,870	$3
Net income	138	—	—	—	137	1
Equity compensation activity and other	41	—	41	—	—	—
Share repurchases	(8)	—	(8)	—	—	—
Other comprehensive income (loss)	(35)	—	—	(36)	—	1

Balance at June 30, 2013	$3,481	$2	$853	$(386)	$3,007	$5

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2012	$3,142	$2	$816	$(338)	$2,657	$5
Net income	350	—	—	—	350	—
Equity compensation activity and other	93	—	93	—	—	—
Share repurchases	(56)	—	(56)	—	—	—
Other comprehensive income (loss)	(48)	—	—	(48)	—	—

Balance at June 30, 2013	$3,481	$2	$853	$(386)	$3,007	$5

Share Issuances and Repurchases. During the three and six months ended June 30, 2013, we issued approximately 530,000 and 2.1 million of our common shares, respectively, as a result of stock option exercises. During the three months ended March 31, 2013, our Board of Directors authorized a $500 million increase to the share repurchase program. During the three months ended June 30, 2013, we repurchased approximately 140,000 common shares at a weighted average price of $59.77 for a total cost of approximately $8 million. During the six months ended June 30, 2013, we repurchased approximately 950,000 common shares at a weighted average price of $59.35 for a total cost of approximately $56 million. As of June 30, 2013, $624 million remained available under the share repurchase authorization approved by our Board of Directors.

Note 16. Stock-Based Compensation

In accordance with our 2004 Long-Term Incentive Compensation Plan (the “2004 LTIP”), during the five month period ended May 31, 2013, we granted restricted stock, restricted stock units and performance shares to executive officers, members of the Board of Directors and certain employees.

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

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. During the six months ended June 30, 2013, we granted approximately 164,000 performance shares with a grant date fair value of $77.72 per share under the 2004 LTIP. In addition, we granted approximately 1,175,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $60.30 per share or unit under the 2004 LTIP.

On May 31, 2013, our shareholders approved the 2013 Long-Term Incentive Compensation Plan (“2013 LTIP”), which superseded the 2004 LTIP. The 2013 LTIP authorizes the Compensation Committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards for the purpose of providing our officers and other employees, and those of our subsidiaries, and non-employees who perform employee functions, incentives and rewards for performance.

Although no additional awards will be granted under the 2004 LTIP, the provisions under the previous plan will continue to govern awards that have been granted and remain outstanding under that plan. No awards may be granted under the 2013 LTIP after the tenth anniversary of the date on which the stockholders approved the 2013 LTIP. However, awards outstanding under the 2013 LTIP will continue to be governed by the 2013 LTIP until all awards granted prior to that date are no longer outstanding. The approval of the 2013 LTIP significantly decreased the number of shares that we may issue pursuant to equity-based awards from 56 million shares to 11 million shares of common stock. The aggregate number of shares available to be granted under the 2013 LTIP at June 30, 2013 was approximately 11 million.

We recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $14 million and $27 million, in the three and six months ended June 30, 2013, respectively, and $16 million and $34 million, in the three and six months ended June 30, 2012, respectively.

As of June 30, 2013, there was approximately $91 million of unrecognized compensation cost, net of estimated forfeitures, including costs subject to reimbursement from third parties, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.83 years.

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

The following tables present the changes in accumulated other comprehensive income by component for the six months ended June 30, 2013 (in millions):

	For the Six Months Ended June 30, 2013 (a)
	Cash Flow Hedges	Defined benefit pension and postretirement benefit plans	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2012	$(1)	$(86)	$(251)	$(338)

Other comprehensive income before reclassifications	1	—	(50)	(49)
Amounts reclassified from accumulated other comprehensive income	—	1	—	1

Total before tax	1	1	(50)	(48)
Tax (expense) benefit	—	—	—	—

Net current year other comprehensive income	1	1	(50)	(48)

Balance at June 30, 2013	$—	$(85)	$(301)	$(386)

(a)	Amounts in parentheses indicate debits.

The following tables present the components of our other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2013 and 2012 (in millions):

	For the Three Months Ended June 30, (a)
	2013			2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Cash flow hedges:
Gains (losses) arising during period	$—	$—	$—	$1	$—	$1
Amounts reclassified from accumulated other comprehensive income (b)	—	—	—	(1)	—	(1)

Net gains (losses) on cash flow hedges	—	—	—	—	—	—

Defined benefit pension and postretirement benefit plans:
Gains (losses) arising during the year	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (c)	—	—	—	—	—	—

Net gains (losses) on defined benefit pension and postretirement benefit plans	—	—	—	—	—	—

Foreign Currency Translation Adjustments:
Foreign Currency Translation Adjustments	(36)	—	(36)	(49)	—	(49)

Other comprehensive income	$(36)	$—	$(36)	$(49)	$—	$(49)

	For the Six Months Ended June 30, (a)
	2013			2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Cash flow hedges:
Gains (losses) arising during period	$1	$—	$1	$—	$—	$—
Amounts reclassified from accumulated other comprehensive income (b)	—	—	—	(1)	—	(1)

Net gains (losses) on cash flow hedges	1	—	1	(1)	—	(1)

Defined benefit pension and postretirement benefit plans:
Gains (losses) arising during the year	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (c)	1	—	1	1	—	1

Net gains (losses) on defined benefit pension and postretirement benefit plans	1	—	1	1	—	1

Foreign Currency Translation Adjustments:
Foreign Currency Translation Adjustments	(50)	—	(50)	(10)	—	(10)

Other comprehensive income	$(48)	$—	$(48)	$(10)	$—	$(10)

(a)	Amounts in parentheses indicate debits.
(b)	Pretax gains and losses on forward contract cash flow hedges are reclassified to management fees, franchise fees and other income.
(c)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.

Note 18. Fair Value

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in millions):

	Level 1	Level 2	Level 3	Total
Asset Derivatives:
Forward contracts	$—	$2	$—	$2

Liability Derivatives:
Forward contracts	$—	$2	$—	$2

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

We believe the carrying values of our financial instruments related to current assets and current liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		June 30, 2013		December 31, 2012
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$5	$5	$6	$6
VOI notes receivable	3	152	189	92	113
Securitized vacation ownership notes receivable	3	379	482	438	558
Other notes receivable	3	17	17	11	11

Total financial assets		$553	$693	$547	$688

Liabilities:
Long-term debt	1	$1,264	$1,387	$1,273	$1,447
Long-term securitized debt	3	322	340	383	402

Total financial liabilities		$1,586	$1,727	$1,656	$1,849

Off-Balance sheet:
Letters of credit	2	$—	$117	$—	$117
Surety bonds	2	—	82	—	80

Total off-balance sheet		$—	$199	$—	$197

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

The CODM primarily evaluates the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures. Segment earnings also excludes certain recurring and nonrecurring items, such as restructuring costs and other special charges, gains (losses) on debt extinguishment and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which primarily represent the reimbursement of costs incurred on behalf of managed property owners. These revenues, together with the corresponding expenses, are not recorded within the segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

The following tables present revenues, segment earnings, earnings from unconsolidated ventures, capital expenditures, total assets, and investments in unconsolidated ventures for our reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Americas (a)	$390	$427	$777	$830
EAME	169	152	284	258
Asia Pacific	80	76	156	158
Vacation ownership and residential	233	314	539	822

Total segment revenues (b)	872	969	1,756	2,068
Other revenues from managed and franchised hotels	668	627	1,302	1,225
Other corporate revenues – unallocated	22	22	43	40

	$1,562	$1,618	$3,101	$3,333

(a)	Includes revenues of $269 million and $295 million for the three months ended June 30, 2013 and 2012, respectively, and $541 million and $570 million for the six months ended June 30, 2013 and 2012, respectively, from hotels located in the United States of America.
(b)	Besides the United States of America, no other country contributed more than 10% of our total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment earnings:
Americas	$162	$161	$308	$288
EAME	66	59	91	80
Asia Pacific	45	47	96	103
Vacation ownership and residential	71	74	178	190

Total segment earnings	344	341	673	661
Other corporate unallocated	23	23	44	42
Corporate selling, general, administrative and other – unallocated	(34)	(41)	(69)	(83)
Gain (loss) on asset dispositions and impairments, net	1	(1)	(8)	(8)
Restructuring and other special (charges) credits	—	—	1	11
Adjustments to equity earnings (a)	(11)	(13)	(19)	(21)
Interest expense	(26)	(47)	(53)	(96)
Loss on early extinguishment of debt, net	—	(15)	—	(15)
Depreciation and amortization	(65)	(62)	(130)	(125)
Discontinued operations	—	(7)	70	(8)
Income tax benefit (expense)	(95)	(56)	(159)	(108)

Net income attributable to Starwood	$137	$122	$350	$250

(a)	Includes interest expense, depreciation and amortization expense related to equity earnings not allocated to segment earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings from unconsolidated ventures included in segment earnings:
Americas	$10	$8	$18	$16
EAME	—	2	—	2
Asia Pacific	7	7	17	17
Vacation ownership and residential	1	1	1	1

Total earnings from unconsolidated ventures	$18	$18	$36	$36

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capital expenditures:
Americas	$45	$41	$103	$73
EAME	5	29	20	49
Asia Pacific	1	1	10	2
Vacation ownership and residential (a)	(4)	(1)	(12)	8

Total segment capital expenditures	47	70	121	132
Other corporate unallocated	26	18	36	36

	$73	$88	$157	$168

(a)	Represents gross inventory capital expenditures less cost of sales of $(7) million and $(4) million for the three months ended June 30, 2013 and 2012, respectively, and $(20) million and $(3) million for the six months ended June 30, 2013 and 2012, respectively. Additionally, includes development capital of $3 million for the three months ended June 30, 2013 and 2012, and $8 million and $11 million for the six months ended June 30, 2013 and 2012, respectively.

	June 30, 2013	December 31, 2012
Assets:
Americas (a)	$2,157	$2,229
EAME (b)	918	911
Asia Pacific	608	574
Vacation ownership and residential	1,348	1,445

Total segment assets (c)	5,031	5,159
Other corporate assets	3,935	3,702

	$8,966	$8,861

(a)	Includes long-lived assets of $1.5 billion and $1.6 billion at June 30, 2013 and December 31, 2012, respectively, located in the United States of America.
(b)	Includes long-lived assets of $359 million and $366 million at June 30, 2013 and December 31, 2012, respectively, located in Italy.
(c)	Besides the United States and Italy, no other country contributed more than 10% of our total long-lived assets.

	June 30, 2013	December 31, 2012
Investments in unconsolidated ventures:
Americas	$73	$71
EAME	25	25
Asia Pacific	146	143
Vacation ownership and residential	22	21

Total investments in unconsolidated ventures	$266	$260

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

At June 30, 2013, we have approximately $121 million of investments and loan balances of $2 million associated with 22 of the 23 VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

Additionally, we have an investment of approximately $1 million and a performance guarantee associated with the remaining VIE. The performance guarantee has possible cash outlays of up to $62 million which, if required, would be funded over several years and would be largely offset by management fees received under these contracts.

At December 31, 2012, we evaluated the 23 hotels in which we had a variable interest. As of that date, we had approximately $109 million of investments associated with 21 of the 23 VIEs. Additionally, we had approximately $5 million of investments and certain performance guarantees associated with the remaining two VIEs.

Guaranteed Loans and Commitments. In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $3 million at June 30, 2013. We evaluate these loans for impairment, and at June 30, 2013, we believe these loans are collectible. Unfunded loan commitments aggregating $18 million were outstanding at June 30, 2013, none of which is expected to be funded in the next twelve months or in total. These loans are typically secured by pledges of project ownership interests and/or mortgages on the projects. We also have $92 million of equity and other potential contributions associated with managed or joint venture properties, $48 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf as of June 30, 2013 totaled $82 million, primarily related to an appeal of certain litigation, requirements by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

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

Litigation. We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of June 30, 2013, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $31 million. While the ultimate results of claims and litigation cannot be determined, we do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

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

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management fees and franchise fees; (3) vacation ownership and residential sales and (4) other revenues from managed and franchised properties. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•

Owned, Leased and Consolidated Joint Ventures — Represents revenues primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned, leased or consolidated joint venture hotels and resorts. Revenues are recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms’ revenue for comparable properties.

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

Frequent Guest Program. Starwood Preferred Guest (“SPG”) is our frequent guest incentive-marketing program. SPG members earn points based on spending at our owned, managed and franchised hotels, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards and airline travel. Points can be redeemed at substantially all of our owned, managed and franchised hotels as well as through other redemption opportunities with third parties, such as conversion to airline miles.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of June 30, 2013 and December 31, 2012 was $942 million and $922 million, respectively, of which $284 million and $275 million, respectively, was included in accrued expenses.

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

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of June 30, 2013, the average estimated default rate for our pools of receivables was approximately 9.4%.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2013 and 2012.

For the three and six months ended June 30, 2013, management and franchise fees grew by 6.3% and 7.1%, respectively, and Same-Store Worldwide Systemwide REVPAR increased 3.9% and 4.1%, respectively. Same-Store Owned Hotel REVPAR in our Americas segment increased 6.3% and 8.4% for the three and six months ended June 30, 2013, respectively, when compared to the corresponding period of 2012, driven by growth at The St. Regis Bal Harbour Resort Hotel, the Phoenician, Scottsdale and The St. Regis San Francisco. At our St. Regis Bal Harbour Resort residential project (“Bal Harbour”), we have closed on sales of approximately 93% of the available units. The global economic recovery continues along the trend lines we have been experiencing. Tight supply is driving higher room rates in North America and higher occupancy in Europe and our footprint continues to expand in growing economies.

At June 30, 2013, we had approximately 400 hotels in the active pipeline representing approximately 100,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 67% are in the upper upscale and luxury segments and 84% are outside of North America. During the second quarter of 2013, we signed 32 hotel management and franchise contracts representing approximately 6,500 rooms of which 23 are new builds and nine are conversions from another brand. We also opened 18 new hotels and resorts representing approximately 3,100 rooms. During the second quarter of 2013, two hotels left the system, representing approximately 400 rooms.

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

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2013 (with comparable data for 2012):

Top Five Domestic Markets in the United States as a % of Total Owned Revenues for the Three Months Ended June 30, 2013 with Comparable Data for the Same Period in 2012 (1)

Metropolitan Area	2013 Revenues	2012 Revenues
New York, NY	9.6%	12.9%
Phoenix, AZ	7.2%	5.7%
Hawaii	6.2%	6.0%
San Francisco, CA	5.6%	4.1%
Miami, FL	3.3%	2.3%

Top Five Domestic Markets in the United States as a % of Total Owned Revenues for the Six Months Ended June 30, 2013 with Comparable Data for the Same Period in 2012 (1)

Metropolitan Area	2013 Revenues	2012 Revenues
New York, NY	9.1%	11.6%
Phoenix, AZ	8.4%	7.0%
Hawaii	7.1%	6.7%
San Francisco, CA	5.6%	4.4%
Miami, FL	4.4%	2.3%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2013 and 2012:

Top Five International Markets as a % of Total Owned Revenues for the Three Months Ended June 30, 2013 with Comparable Data for the Same Period in 2012 (1)

International Market	2013 Revenues	2012 Revenues
Canada	12.1%	10.9%
Italy	10.9%	8.1%
Spain	8.6%	6.8%
Australia	4.7%	4.3%
Mexico	4.7%	4.4%

Top Five International Markets as a % of Total Owned Revenues for the Six Months Ended June 30, 2013 with Comparable Data for the Same Period in 2012 (1)

International Market	2013 Revenues	2012 Revenues
Canada	11.7%	10.9%
Italy	8.5%	6.6%
Spain	7.2%	5.2%
Mexico	5.3%	4.8%
Australia	5.1%	4.8%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Consolidated Results

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$419	$453	$(34)	(7.5)%
Management Fees, Franchise Fees and Other Income	236	222	14	6.3%
Vacation Ownership and Residential	239	316	(77)	(24.4)%
Other Revenues from Managed and Franchised Properties	668	627	41	6.5%

Total Revenues	$1,562	$1,618	$(56)	(3.5)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 11 owned hotels that were sold or closed in 2012 and 2013. These sold or closed hotels had revenues of $2 million in the three months ended June 30, 2013 compared to $54 million for the corresponding period in 2012. Revenues at our Same-Store Owned Hotels (40 hotels for the three months ended June 30, 2013 and 2012, excluding the 11 hotels sold and nine additional hotels undergoing significant repositionings or without comparable results in 2013 and 2012) increased 5.0%, or $16 million, to $339 million for the three months ended June 30, 2013 when compared to $323 million in the corresponding period of 2012. Additionally, the nine hotels undergoing significant repositionings or without comparable results had revenues of $71 million in the three months ended June 30, 2013 compared to $69 million for the corresponding period in 2012. One of these hotels, which had $8 million in revenues in 2012, was transferred from the Americas segment to our vacation ownership and residential segment on January 1, 2013. As of June 30, 2013, five of the remaining eight hotels undergoing significant repositionings or without comparable results were open and operating at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels increased 3.7% to $175.28 for the three months ended June 30, 2013 when compared to the corresponding period in 2012. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 3.0% in ADR to $234.33 for the three months ended June 30, 2013 compared to $227.49 for the corresponding period in 2012 and an increase in occupancy rates to 74.8% for the three months ended June 30, 2013, compared to 74.3% in the corresponding period in 2012. While REVPAR growth was particularly strong at our owned hotels in Miami, Florida, Atlanta, Georgia and Phoenix, Arizona, we experienced decreases in REVPAR at our owned hotels in Buenos Aires, Argentina, Rio de Janeiro, Brazil and London, England.

The increase in management fees, franchise fees and other income was primarily a result of a $15 million increase in management and franchise revenues to $230 million for the three months ended June 30, 2013 compared to $215 million for the corresponding period in 2012. Management fees increased 8.7% to $137 million and franchise fees increased 7.7% to $56 million. These increases were primarily due to the net addition of 55 managed and franchised hotels to our system since June 30, 2012 and a 3.9% increase in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2012.

Total vacation ownership and residential services revenue decreased $77 million to $239 million for the three months ended June 30, 2013, when compared to the corresponding period in 2012, primarily due to fewer residential closings and a lower average sales price, driven by inventory mix, at Bal Harbour in the second quarter of 2013 as this project is now substantially sold out. During the three months ended June 30, 2013, we closed sales of 22 units and realized revenues of $74 million, compared to closings of 45 units and revenues of $167 million for the three months ended June 30, 2012. From project inception through June 30, 2013, we have closed contracts and recognized revenue on 284 units representing approximately 93% of the total residential units. The decrease in residential sales and services revenues was partially offset by an increase in vacation ownership revenues.

Vacation ownership revenues for the three months ended June 30, 2013 increased 7.4%, or $11 million, to $159 million compared to the corresponding period in 2012, primarily due to an $11 million increase in revenues from resort operations and a $3 million increase in originated contract sales, partially offset by a $3 million decrease in deferred revenues. The increase in revenues from resort operations benefited from the transfer of one hotel, which had $7 million in revenues in 2013, from the Americas segment to our vacation ownership and residential segment on January 1, 2013. Originated contract sales of VOI inventory increased 3.9% to $79 million, in the three months ended June 30, 2013, when compared to the corresponding period in 2012, primarily due to an increase in units sold driven by higher closing efficiency and tour flow as well as an increase in the average price of vacation ownership units sold. The number of contracts signed increased 1.7% when compared to 2012 and the average contract amount per vacation ownership unit sold increased 2.8% to approximately $14,800, driven by inventory mix and increased focus on sales through new buyer channels.

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

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$ 88	$ 86	$ 2	2.3%

During the second quarter of 2013, selling, general, administrative and other expenses increased 2.3% to $88 million for the three months ended June 30, 2013, when compared to the corresponding period of 2012, primarily due to an increase in reserves for uncollectible receivables and the unfavorable impact of foreign exchange. These increases were partially offset by approximately $7 million of favorable benefits from the receipt of certain government incentives, in connection with the relocation of our corporate headquarters.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$ 65	$ 62	$ 3	4.8%

The increase in depreciation and amortization expense for the three months ended June 30, 2013, when compared to the corresponding period of 2012, was primarily due to additional depreciation expense related to capital expenditures in the last twelve months and additional amortization expense related to new investments in management and franchise contracts, partially offset by decreased depreciation expense related to sold hotels.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$ 250	$ 242	$ 8	3.3%

The increase in operating income for the three months ended June 3, 2013, when compared to the corresponding period of 2012, was primarily due to the $14 million increase in management fees, franchise fees and other income, an increase in operations (revenues less expenses) from our vacation ownership and residential sales, excluding Bal Harbour, of $6 million, partially offset by a $5 million decrease in operations (revenues less expenses) from residential sales at Bal Harbour, a decrease in operations (revenues less expenses) of $2 million related to our owned, leased and consolidated joint venture hotels, an increase of $3 million in depreciation and amortization and an increase of $2 million in selling, general, administrative and other.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$ 8	$ 5	$ 3	60.0%

The increase in equity earnings and gains from unconsolidated joint ventures, net, for the three months ended June 30, 2013, compared to the same period in 2012, was primarily due to a decrease in depreciation and amortization related to a change in the depreciable life of an asset, held by one of our joint ventures, as a result of a lease extension, partially offset by unfavorable mark-to-market adjustments on US dollar denominated debt at several properties in Latin America.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$26	$46	$(20)	(43.5)%

The decrease in net interest expense for the three months ended June 30, 2013, when compared to the corresponding period of 2012, was primarily due to lower average debt balances. For the three months ended June 30, 2013, we maintained a lower average debt balance, primarily due to the retirement of approximately $1.272 billion of debt throughout 2012, partially offset by the issuance, in December 2012, of $350 million of 3.125% Senior Notes due 2023.

Our weighted average interest rate was approximately 5.89% at June 30, 2013 compared to 7.05% at June 30, 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, Net	$—	$15	$(15)	n/m

n/m = not meaningful

In June 2012, we redeemed all $495 million of our 6.25% Senior Notes due 2013. We recognized a net charge of approximately $15 million, during the three months ended June 30, 2012, associated with this redemption.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$95	$56	$39	69.6%

Income tax expense increased for the three months ended June 30, 2013, compared to the corresponding period in 2012. The increase was primarily the result of higher pretax income (approximately $16 million of the increase) and a higher effective tax rate (approximately $5 million of the increase), primarily related to a higher percentage of pretax income in the United States in 2013. Additionally, tax expense increased $18 million primarily due to certain income tax charges associated with an asset disposition, interest on deferred income from sales of vacation ownership units, and the resolution of certain tax positions.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$—	$(7)	$7	n/m

During the three months ended June 30, 2012, we recorded a loss of $7 million in discontinued operations, net, primarily related to the write-down to fair market value of certain wholly-owned hotels that were classified as held for sale.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended June 30, 2013 and 2012. The results for the three months ended June 30, 2013 and 2012 represent results for 40 owned, leased and consolidated joint venture hotels (excluding 11 hotels sold and nine hotels undergoing significant repositionings or without comparable results in 2013 and 2012).

	Three Months Ended June 30,		Variance
	2013	2012
Worldwide (40 hotels with approximately 13,400 rooms)
REVPAR (1)	$175.28	$168.98	3.7%
ADR	$234.33	$227.49	3.0%
Occupancy	74.8%	74.3%	0.5

Americas (22 hotels with approximately 9,500 rooms)
REVPAR (1)	$140.21	$131.94	6.3%
ADR	$194.57	$184.88	5.2%
Occupancy	72.1%	71.4%	0.7

EAME (14 hotels with approximately 2,600 rooms)
REVPAR (1)	$299.77	$299.52	0.1%
ADR	$360.86	$364.83	(1.1)%
Occupancy	83.1%	82.1%	1.0

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR (1)	$177.54	$173.42	2.4%
ADR	$227.56	$217.56	4.6%
Occupancy	78.0%	79.7%	(1.7)

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended June 30, 2013 and 2012. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended June 30,		Variance
	2013	2012
Worldwide (1,012 hotels with approximately 299,100 rooms)
REVPAR (1)	$123.73	$119.12	3.9%
ADR	$174.43	$170.33	2.4%
Occupancy	70.9%	69.9%	1.0

Americas (592 hotels with approximately 178,700 rooms)
REVPAR (1)	$125.76	$119.96	4.8%
ADR	$168.43	$161.91	4.0%
Occupancy	74.7%	74.1%	0.6

EAME (215 hotels with approximately 54,800 rooms)
REVPAR (1)	$146.21	$141.63	3.2%
ADR	$211.72	$209.00	1.3%
Occupancy	69.1%	67.8%	1.3

Asia Pacific (205 hotels with approximately 65,600 rooms)
REVPAR (1)	$99.58	$98.18	1.4%
ADR	$159.80	$162.52	(1.7)%
Occupancy	62.3%	60.4%	1.9

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$390	$427	$(37)	(8.7)%
EAME	169	152	17	11.2%
Asia Pacific	80	76	4	5.3%
Vacation ownership and residential	233	314	(81)	(25.8)%

Total segment revenues	$872	$969	$(97)	(10.0)%

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$162	$161	$1	0.6%
EAME	66	59	7	11.9%
Asia Pacific	45	47	(2)	(4.3)%
Vacation ownership and residential	71	74	(3)	(4.1)%

Total segment earnings	$344	$341	$3	0.9%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring costs and other special charges, gains (losses) on debt extinguishment and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 19 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues decreased $37 million in the three months ended June 30, 2013, compared to the corresponding period in 2012. The decrease in revenues was primarily related to a $49 million decrease in revenues from our owned, leased and consolidated joint venture hotels, partially offset by a $10 million increase in management fees, franchise fees and other income.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 11 owned hotels that were sold or closed in 2012 and 2013. These sold or closed hotels had revenues of $2 million in the three months ended June 30, 2013 compared to $54 million for the corresponding period in 2012. Additionally, revenues decreased $10 million from seven owned hotels without comparable results in 2013 and 2012. One of these hotels, which had revenues of $8 million in 2012, was transferred from the Americas segment to our vacation ownership and residential segment on January 1, 2013. Decreased revenue from sold and non-comparable hotels was partially offset by a $12 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 6.3% to $140.21 for the three months ended June 30, 2013 when compared to the corresponding period in 2012.

The increase in management fees, franchise fees and other income was primarily due to the net addition of 28 managed and franchised hotels since June 30, 2012 and a 4.8% increase in Same-Store Systemwide REVPAR compared to the same period in 2012.

Segment earnings increased $1 million in the three months ended June 30, 2013, compared to the corresponding period in 2012, primarily due to the increase in management fees, franchise fees and other income discussed above and a $3 million increase in residential revenue, partially offset by a $13 million decrease in operations (revenues less expenses) from our owned, leased and consolidated joint venture hotels as a result of the asset sales discussed above.

EAME

Segment revenues increased $17 million in the three months ended June 30, 2013, compared to the corresponding period in 2012. The increase in revenues was primarily related to a $13 million increase in revenues from our owned, leased and consolidated joint venture hotels and a $3 million increase in management fees, franchise fees and other income.

The $13 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $12 million increase in revenues from two owned hotels without comparable results in 2013 and 2012. These hotels underwent major renovations during 2012 and are now operating at full capacity.

The increase in management fees, franchise fees and other income was due to the net addition of two managed and franchised hotels since June 30, 2012 and a 3.2% increase in Same-Store Systemwide Hotel REVPAR for the three months ended June 30, 2013 when compared to the corresponding period in 2012. Increases in REVPAR were negatively impacted by the unfavorable impact of foreign currency exchange during the three months ended June 30, 2013 when compared to the corresponding period in 2012.

Segment earnings increased $7 million in the three months ended June 30, 2013, compared to the corresponding period in 2012, primarily driven by the increase in segment revenues discussed above.

Asia Pacific

Segment revenues increased $4 million in the three months ended June 30, 2013, compared to the corresponding period in 2012. The increase in revenues was primarily related to a $2 million increase in revenues from our owned, leased and consolidated joint venture hotels and a $1 million increase in management fees, franchise fees and other income.

The increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to the increase in Same-Store Owned Hotel REVPAR of 2.4% to $177.54 for the three months ended June 30, 2013 when compared to the corresponding period in 2012. The increase in management fees, franchise fees and other income was due to the net addition of 25 managed and franchised hotels since June 30, 2012 and a 1.4% increase in Same-Store Systemwide Hotel REVPAR for the three months ended June 30, 2013 when compared to the corresponding period in 2012. Increases in REVPAR were negatively impacted by the unfavorable impact of foreign currency exchange during the three months ended June 30, 2013 when compared to the corresponding period in 2012.

Segment earnings decreased $2 million in the three months ended June 30, 2013, compared to the corresponding period in 2012, primarily driven by an increase in divisional overhead expenses, which were partially offset by the increase in segment revenues discussed above.

Vacation ownership and residential

Total vacation ownership and residential services segment revenues decreased $81 million to $233 million for the three months ended June 30, 2013 when compared to the corresponding period in 2012, primarily due to fewer residential closings and a lower average sales price, driven by inventory mix, at Bal Harbour in 2013 as this project is now substantially sold out. This decrease was partially offset by an increase in resort operation revenues, as discussed earlier. Segment earnings decreased $3 million in the three months ended June 30, 2013, compared to the corresponding period in 2012, primarily driven by the decrease in volume of sales at Bal Harbour, partially offset by the increase in revenues from our resort operations and other income.

Revenues and expenses recognized at Bal Harbour for the three months ended June 30, 2013, with comparative data for the same period in 2012, were as follows (in millions, except for units closed):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Residential sales revenues	$74	$167	$(93)	(55.7)%
Residential expenses	44	132	(88)	(66.7)%

Operating income	$30	$35	$(5)	(14.3)%

Operating income margin	40.5%	21.0%		19.5%

Units closed	22	45	(23)	(51.1)%

The decrease in the cost per sale of each unit was due to an increase in the projected yield for the Bal Harbour project.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Consolidated Results

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$798	$855	$(57)	(6.7)%
Management Fees, Franchise Fees and Other Income	453	423	30	7.1%
Vacation Ownership and Residential	548	830	(282)	(34.0)%
Other Revenues from Managed and Franchised Properties	1,302	1,225	77	6.3%

Total Revenues	$3,101	$3,333	$(232)	(7.0)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 12 owned hotels that were sold or closed in 2012 and 2013. These sold or closed hotels had revenues of $12 million in the six months ended June 30, 2013 compared to $100 million for the corresponding period in 2012. Revenues at our Same-Store Owned Hotels (38 hotels for the six months ended June 30, 2013 and 2012, excluding the 12 hotels sold and 11 additional hotels undergoing significant repositionings or without comparable results in 2013 and 2012) increased 5.0%, or $30 million, to $629 million for the six months ended June 30, 2013 when compared to $599 million in the corresponding period of 2012. Additionally, the 11 hotels undergoing significant repositionings or without comparable results had revenues of $143 million in the six months ended June 30, 2013 compared to $142 million for the corresponding period in 2012. One of these hotels, which had $18 million in revenues in 2012, was transferred from the Americas segment to our vacation ownership and residential segment on January 1, 2013. As of June 30, 2013, seven of the remaining 10 hotels undergoing significant repositionings or without comparable results were open and operating at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels increased 5.0% to $165.89 for the six months ended June 30, 2013 when compared to the corresponding period in 2012. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 4.7% in ADR to $229.86 for the six months ended June 30, 2013 compared to $219.59 for the corresponding period in 2012 and an increase in occupancy rates to 72.2% for the six months ended June 30, 2013, compared to 72.0% in the corresponding period in 2012. While REVPAR growth was particularly strong at our owned hotels in Miami, Florida, Atlanta, Georgia and Phoenix, Arizona, we experienced decreases in REVPAR at our owned hotels in Buenos Aires, Argentina, Rio de Janeiro, Brazil and London, England.

The increase in management fees, franchise fees and other income was primarily a result of a $30 million increase in management and franchise revenues to $441 million for the six months ended June 30, 2013 compared to $411 million for the corresponding period in 2012. Management fees increased 8.3% to $261 million and franchise fees increased 7.2% to $104 million. These increases were primarily due to the net addition of 55 managed and franchised hotels to our system since June 30, 2012 and a 4.1% increase in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2012.

Total vacation ownership and residential services revenue decreased $282 million to $548 million for the six months ended June 30, 2013, when compared to the corresponding period in 2012, primarily due to fewer residential closings at Bal Harbour during 2013 as this project is now substantially sold out. During the six months ended June 30, 2013, we closed sales of 60 units and realized revenues of $203 million, compared to closings of 147 units and revenues of $523 million for the six months ended June 30, 2012. From project inception through June 30, 2013, we have closed contracts and recognized revenue on 284 units representing approximately 93% of the total residential units. The decrease in residential sales and services revenues was partially offset by an increase in vacation ownership revenues.

Vacation ownership revenues for the six months ended June 30, 2013 increased 12.0%, or $36 million, to $336 million compared to the corresponding period in 2012, primarily due to a $29 million increase in revenues from resort operations and an increase in favorable adjustments to our loan loss reserves of $10 million, when compared to the corresponding period in 2012, driven by an enhancement to our static pool methodology to include FICO as a credit quality indicator as well as improved performance in the portfolio. These favorable loan loss reserve adjustments were partially offset by a $4 million increase in vacation ownership and residential expenses. The increase in revenues from resort operations benefited from the transfer of one hotel, which had $16 million in revenues in 2013, from the Americas segment to our vacation ownership and residential segment on January 1, 2013. Originated contract sales of VOI inventory increased 1.9% to $162 million, in the six months ended June 30, 2013, when compared to the corresponding period in 2012, primarily due to an increase in units sold driven by higher closing efficiency and an increase in the average price of vacation ownership units sold, partially offset by a decrease in tour flow. The number of contracts signed increased 0.7% when compared to 2012 and the average contract amount per vacation ownership unit sold increased 1.5% to approximately $15,500, driven by inventory mix and increased focus on sales through new buyer channels.

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

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$178	$182	$(4)	(2.2)%

Selling, general, administrative and other expenses decreased 2.2% to $178 million for the six months ended June 30, 2013, when compared to the corresponding period of 2012, primarily due to approximately $7 million of favorable benefits from the receipt of certain government incentives, in connection with the relocation of our corporate headquarters. The decrease was also attributable to non-recurring professional expenses incurred in 2012, which were partially offset by the unfavorable impact of foreign exchange in 2013.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$(1)	$(11)	$10	n/m

As a result of a court ruling, during the six months ended June 30, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of our litigation reserve.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$130	$125	$5	4.0%

The increase in depreciation and amortization expense for the six months ended June 30, 2013, when compared to the same period of 2012, was primarily due to additional depreciation expense related to capital expenditures in the last twelve months and additional amortization expense related to new investments in management and franchise contracts, partially offset by decreased depreciation expense related to sold hotels.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$482	$469	$13	2.8%

The increase in operating income for the six months ended June 3, 2013, when compared to the corresponding period of 2012, was primarily due to the $30 million increase in management fees, franchise fees and other income, an increase in operations (revenues less expenses) from our vacation ownership and residential sales, excluding Bal Harbour, of $15 million, an increase in operations (revenues less expenses) of $4 million related to our owned, leased and consolidated joint venture hotels, and a decrease in selling, general, administrative and other of $4 million, offset by a $25 million decrease in operations (revenues less expenses) from residential sales at Bal Harbour, an increase of $10 million in restructuring and other special charges (credits), net and an increase of $5 million in depreciation and amortization, as discussed earlier.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$17	$15	$2	13.3%

The increase in equity earnings and gains from unconsolidated joint ventures, net, for the six months ended June 30, 2013, compared to the same period in 2012, was primarily due to a decrease in depreciation and amortization related to a change in the depreciable life of an asset, held by one of our joint ventures, as a result of a lease extension, partially offset by unfavorable mark-to-market adjustments on US dollar denominated debt at several properties in Latin America.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$52	$95	$(43)	(45.3)%

Net interest expense decreased $43 million for the six months ended June 30, 2013, when compared to the same period of 2012, primarily due to lower average debt balances. For the six months ended June 30, 2013, we maintained a lower average debt balance, primarily due to the retirement of approximately $1.272 billion of debt throughout 2012, partially offset by the issuance, in December 2012, of $350 million of 3.125% Senior Notes due 2023.

Our weighted average interest rate was approximately 5.89% at June 30, 2013 compared to 7.05% at June 30, 2012.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, Net	$—	$15	$(15)	n/m

In June 2012, we redeemed all $495 million of our 6.25% Senior Notes due 2013. We recognized a net charge of approximately $15 million, during the six months ended June 30, 2012, associated with this redemption.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(8)	$(8)	$—	—

During the six months ended June 30, 2013, we recorded a loss of $8 million in gain (loss) on asset dispositions and impairments, net, primarily related to $8 million of losses on the sales of three owned hotels, two of which were sold subject to franchise agreements and one of which was sold subject to a management agreement (see Note 4).

During the six months ended June 30, 2012, we recorded a loss of $8 million, primarily related to a $7 million loss related to the sale of an owned hotel, which was sold subject to a franchise agreement, and the disposal of various non-core assets.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$159	$108	$51	47.2%

Income tax expense increased for the six months ended June 30, 2013, compared to the same period in 2012. The increase was primarily the result of higher pretax income (approximately $27 million of the increase) and a higher effective tax rate (approximately $8 million of the increase), primarily related to a higher percentage of pretax income in the United States in 2013. Additionally, tax expense increased $16 million primarily related to certain non-recurring income tax charges associated with an asset disposition, interest on deferred income from sales of vacation ownership units, the resolution of certain tax positions.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$70	$(8)	$78	n/m

During the six months ended June 30, 2013, we recorded a tax benefit of $70 million as a result of the reversal of a reserve associated with an uncertain tax position, which was related to a previous disposition. The statute of limitation for this tax position lapsed during the first quarter of 2013.

During the six months ended June 30, 2012, we recorded a loss of $8 million in discontinued operations, net, primarily related to the write-down to fair market value of certain wholly-owned hotels that were classified as held for sale and accrued interest related to the uncertain tax position that lapsed during the first quarter of 2013.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the six months ended June 30, 2013 and 2012. The results for the six months ended June 30, 2013 and 2012 represent results for 38 owned, leased and consolidated joint venture hotels (excluding 12 hotels sold and 11 hotels undergoing significant repositionings or without comparable results in 2013 and 2012).

	Six Months Ended June 30,		Variance
	2013	2012
Worldwide (38 hotels with approximately 13,200 rooms)
REVPAR (1)	$165.89	$158.03	5.0%
ADR	$229.86	$219.59	4.7%
Occupancy	72.2%	72.0%	0.2

Americas (22 hotels with approximately 9,500 rooms)
REVPAR (1)	$143.63	$132.56	8.4%
ADR	$200.99	$187.20	7.4%
Occupancy	71.5%	70.8%	0.7

EAME (12 hotels with approximately 2,400 rooms)
REVPAR (1)	$248.44	$244.04	1.8%
ADR	$334.86	$338.02	(0.9)%
Occupancy	74.2%	72.2%	2.0

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR (1)	$173.75	$182.74	(4.9)%
ADR	$236.11	$227.85	3.6%
Occupancy	73.6%	80.2%	(6.6)

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the six months ended June 30, 2013 and 2012. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Six Months Ended June 30,		Variance
	2013	2012
Worldwide (984 hotels with approximately 287,700 rooms)
REVPAR (1)	$117.22	$112.59	4.1%
ADR	$172.45	$168.45	2.4%
Occupancy	68.0%	66.8%	1.2

Americas (575 hotels with approximately 170,200 rooms)
REVPAR (1)	$118.30	$112.25	5.4%
ADR	$165.94	$159.34	4.1%
Occupancy	71.3%	70.4%	0.9

EAME (209 hotels with approximately 53,500 rooms)
REVPAR (1)	$131.30	$128.26	2.4%
ADR	$204.00	$201.27	1.4%
Occupancy	64.4%	63.7%	0.7

Asia Pacific (200 hotels with approximately 64,100 rooms)
REVPAR (1)	$102.81	$100.63	2.2%
ADR	$165.45	$168.20	(1.6)%
Occupancy	62.1%	59.8%	2.3

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$777	$830	$(53)	(6.4)%
EAME	284	258	26	10.1%
Asia Pacific	156	158	(2)	(1.3)%
Vacation ownership and residential	539	822	(283)	(34.4)%

Total segment revenues	$1,756	$2,068	$(312)	(15.1)%

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$308	$288	$20	6.9%
EAME	91	80	11	13.8%
Asia Pacific	96	103	(7)	(6.8)%
Vacation ownership and residential	178	190	(12)	(6.3)%

Total segment earnings	$673	$661	$12	1.8%

The Americas

Segment revenues decreased $53 million in the six months ended June 30, 2013, compared to the corresponding period in 2012. The decrease in revenues was primarily related to a $77 million decrease in revenues from our owned, leased and consolidated joint venture hotels, partially offset by a $23 million increase in management fees, franchise fees and other income.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to decreased revenues from 12 owned hotels that were sold or closed in 2012 and 2013. These sold or closed hotels had revenues of $12 million in the six months ended June 30, 2013 compared to $100 million for the corresponding period in 2012. Additionally, revenues decreased $18 million from seven owned hotels without comparable results in 2013 and 2012. One of these hotels, which had revenues of $18 million in 2012, was transferred from the Americas segment to our vacation ownership and residential segment on January 1, 2013. Decreased revenue from sold hotels and non-comparable hotels was partially offset by a $28 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 8.4% to $143.63 for the six months ended June 30, 2013 when compared to the corresponding period in 2012.

The increase in management fees, franchise fees and other income was primarily due to the net addition of 28 managed and franchised hotels since June 30, 2012 and a 5.4% increase in Same-Store Systemwide REVPAR compared to the same period in 2012.

Segment earnings increased $20 million in the six months ended June 30, 2013, compared to the corresponding period in 2012, primarily due to the increase in management fees, franchise fees and other income discussed above and a $3 million increase in residential revenues, partially offset by a $6 million decrease in operations (revenues less expenses) from our owned, leased and consolidated joint venture hotels as a result of the asset sales discussed above.

EAME

Segment revenues increased $26 million in the six months ended June 30, 2013, compared to the corresponding period in 2012. The increase in revenues was primarily related to a $22 million increase in revenues from our owned, leased and consolidated joint venture hotels and a $2 million increase in management fees, franchise fees and other income.

The $22 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $19 million increase in revenues from four owned hotels without comparable results in 2013 and 2012. These hotels underwent major renovations during 2012 and are now operating at full capacity. Additionally, Same-Store Owned Hotel revenues increased $4 million for the six months ended June 30, 2013 when compared to the corresponding period in 2012 as REVPAR increased 1.8% to $248.44.

The increase in management fees, franchise fees and other income was due to the net addition of two managed and franchised hotels since June 30, 2012 and a 2.4% increase in Same-Store Systemwide Hotel REVPAR for the six months ended June 30, 2013 when compared to the corresponding period in 2012. Increases in REVPAR were negatively impacted by the unfavorable impact of foreign currency exchange during the six months ended June 30, 2013 when compared to the corresponding period in 2012.

Segment earnings increased $11 million in the six months ended June 30, 2013, compared to the corresponding period in 2012, primarily driven by the increase in segment revenues discussed above.

Asia Pacific

Segment revenues decreased $2 million in the six months ended June 30, 2013, compared to the corresponding period in 2012. The decrease in revenues was primarily related to a $2 million decrease in revenues from our owned, leased and consolidated joint venture hotels and the unfavorable impact of foreign currency exchange, partially offset by a $1 million increase in management fees, franchise fees and other income. The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a decrease in REVPAR of 4.9% due to a decrease in occupancy of 6.6%, partially offset by an increase in ADR of 3.6%. The increase in management fees, franchise fees and other income was due to the net addition of 25 managed and franchised hotels since June 30, 2012 and a 2.2% increase in Same-Store Systemwide Hotel REVPAR for the six months ended June 30, 2013 when compared to the corresponding period in 2012. Increases in REVPAR were negatively impacted by the unfavorable impact of foreign currency exchange during the six months ended June 30, 2013 when compared to the corresponding period in 2012.

Segment earnings decreased $7 million in the six months ended June 30, 2013, compared to the corresponding period in 2012, primarily driven by a $4 million increase in divisional overhead expenses and a $3 million decrease in residential revenues, which were partially offset by the increase in management fees, franchise fees and other income discussed above.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue decreased $283 million to $539 million for the six months ended June 30, 2013 when compared to the corresponding period in 2012, primarily due to fewer residential closings at Bal Harbour in 2013 as this project is now substantially sold out. This decrease was partially offset by an increase in vacation ownership revenues, as discussed earlier. Segment earnings decreased $12 million in the six months ended June 30, 2013, compared to the corresponding period in 2012, primarily driven by the decrease in volume of sales at Bal Harbour, partially offset by the increase in revenues from our resort operations and other income.

Revenues and expenses recognized at Bal Harbour for the six months ended June 30, 2013, with comparative data for the same period in 2012, were as follows (in millions, except for units closed):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Residential sales revenues	$203	$523	$(320)	(61.2)%
Residential expenses	115	410	(295)	(72.0)%

Operating income	$88	$113	$(25)	(22.1)%

Operating income margin	43.3%	21.6%		21.7%

Units closed	60	147	(87)	(59.2)%

The decrease in the cost per sale of each unit was due to an increase in the projected yield for the Bal Harbour project.

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

State and local regulations governing sales of VOIs and residential properties allow the purchaser of a VOI or property to rescind the sale subsequent to completion for a pre-specified number of days. In addition, cash payments received from buyers of products under construction are held in escrow during the period prior to obtaining a certificate of occupancy. We classify the cash received from these activities as restricted cash until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records.

Cash Used for Investing Activities

Gross capital spending during the six months ended June 30, 2013 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$13
Corporate and information technology	35

Subtotal	48

VOI and Residential Capital Expenditures:
Net capital expenditures for inventory (excluding St. Regis Bal Harbour) (2)	$(23)
Capital expenditures for inventory — St. Regis Bal Harbour	3

Subtotal	(20)

Development Capital	129

Total Capital Expenditures	$157

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $16 million less cost of sales of $39 million.

Gross capital spending during the six months ended June 30, 2013 included approximately $48 million of maintenance capital and $129 million of development capital. Investment spending on gross VOI and residential inventory was $19 million, primarily at Westin Desert Willow in Palm Desert and Bal Harbour. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2013 (excluding vacation ownership and residential inventory) will be approximately $175 million for maintenance, renovations, and technology capital. In addition, for the full year 2013, we currently expect to spend approximately $300 million for investment projects, various joint ventures and other investments.

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

Since 2006 and through June 30, 2013, we have sold 77 hotels realizing cash proceeds of approximately $6.2 billion in numerous transactions, including net cash proceeds of approximately $126 million from the sale of four hotels during the six months ended June 30, 2013. To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.

There can be no assurance that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of June 30, 2013:

	Amount Outstanding at June 30, 2013 (a)	Weighted Average Interest Rate at June 30, 2013	Weighted Average Remaining Term
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit	$—	—	4.7
Mortgages and Other	40	4.65%	3.5

Total/Average	$40	4.65%	3.5

Fixed Rate Debt
Senior Notes	$1,220	5.93%	5.9
Mortgages and Other	6	5.52%	15.5

Total/Average	$1,226	5.93%	5.9

Total Debt
Total Debt and Weighted Average Terms	$1,266	5.89%	5.9

(a)	Excludes approximately $355 million of our share of unconsolidated joint venture debt and securitized vacation ownership debt of $435 million, all of which is non-recourse.

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

Our Facility is used to fund general corporate cash needs. As of June 30, 2013, we have availability of $1.75 billion under the Facility. The Facility allows for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 1.25% plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage covenants.

Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Gross Unsecuritized Debt	$1,266	$1,275
less: cash (including restricted cash of $141 million in 2013 and $123 million in 2012)	(803)	(428)

Net Unsecuritized Debt	$463	$847

Gross Securitized Debt (non-recourse)	$435	$533
less: cash restricted for securitized debt repayments (not included above)	(17)	(41)

Net Securitized Debt	$418	$492

Total Net Debt	$881	$1,339

During the six months ended June 30, 2013, we terminated the 2005 Securitization, including pay-down of all outstanding principal and interest due. The termination required cash settlement of $21 million, of which $18 million was received and designated as pre-funding from the proceeds of the 2012 Securitization. Upon termination, $19 million of receivables previously related to the 2005 Securitization were transferred to the 2012 Securitization. In connection with this transaction, we wrote-off certain deferred financing costs associated with the 2005 Securitization to interest expense, the impact of which was de minimis (See Note 9).

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $230 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we would be subject to U.S. income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following commercial commitments outstanding as of June 30, 2013 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$117	$94	$—	$—	$23

During the six months ended June 30, 2013, our Board of Directors authorized a $500 million increase to the share repurchase program, and we repurchased approximately 950,000 common shares at a weighted average price of $59.35 for a total cost of approximately $56 million. As of June 30, 2013, $624 million remained available under the share repurchase authorization approved by our Board of Directors (see Note 15).

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2013, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits.

10.1	First Amendment to the 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

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

Date: July 25, 2013