Form 10-Q
period 2013-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2013-10-25
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

191,511,857 shares of common stock, par value $0.01 per share, outstanding as of October 18, 2013.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (“we”, “us” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 21, 2013. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2013.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$694	$305
Restricted cash	137	158
Accounts receivable, net of allowance for doubtful accounts of $63 and $59	614	586
Inventories	229	361
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $6 and $9	60	65
Deferred income taxes	241	320
Prepaid expenses and other	161	124

Total current assets	2,136	1,919
Investments	252	260
Plant, property and equipment, net	3,097	3,162
Assets held for sale, net	—	36
Goodwill and intangible assets, net	2,040	2,025
Deferred income taxes	585	636
Other assets	506	385
Securitized vacation ownership notes receivable, net	347	438

Total assets	$8,963	$8,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2	$2
Accounts payable	90	121
Current maturities of long-term securitized vacation ownership debt	106	150
Accrued expenses	1,136	1,074
Accrued salaries, wages and benefits	370	395
Accrued taxes and other	196	287

Total current liabilities	1,900	2,029
Long-term debt	1,265	1,273
Long-term securitized vacation ownership debt	291	383
Deferred income taxes	79	78
Other liabilities	1,907	1,956

	5,442	5,719

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 192,556,861 and 193,121,094 shares at September 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	704	816
Accumulated other comprehensive loss	(354)	(338)
Retained earnings	3,164	2,657

Total Starwood stockholders’ equity	3,516	3,137
Noncontrolling interest	5	5

Total stockholders’ equity	3,521	3,142

Total liabilities and stockholders’ equity	$8,963	$8,861

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Owned, leased and consolidated joint venture hotels	$398	$425	$1,196	$1,280
Vacation ownership and residential sales and services	200	208	748	1,038
Management fees, franchise fees and other income	247	219	700	642
Other revenues from managed and franchised properties	663	603	1,965	1,828

	1,508	1,455	4,609	4,788
Costs and Expenses
Owned, leased and consolidated joint venture hotels	318	348	966	1,057
Vacation ownership and residential sales and services	141	156	503	790
Selling, general, administrative and other	100	87	278	269
Restructuring and other special charges (credits), net	(22)	—	(23)	(11)
Depreciation	59	55	174	168
Amortization	6	6	21	18
Other expenses from managed and franchised properties	663	603	1,965	1,828

	1,265	1,255	3,884	4,119
Operating income	243	200	725	669
Equity earnings and gains from unconsolidated ventures, net	—	4	17	19
Interest expense, net of interest income of $1, $0, $2 and $1	(25)	(39)	(77)	(134)
Loss on early extinguishment of debt, net	—	—	—	(15)
Gain (loss) on asset dispositions and impairments, net	3	1	(5)	(7)

Income from continuing operations before taxes and noncontrolling interests	221	166	660	532
Income tax expense	(64)	(19)	(223)	(127)

Income from continuing operations	157	147	437	405
Discontinued operations:
Gain on dispositions, net of tax (benefit) expense of $0, $16, $(70) and $15	—	23	70	15

Net income	157	170	507	420
Net loss (income) attributable to noncontrolling interests	—	—	—	—

Net income attributable to Starwood	$157	$170	$507	$420

Earnings Per Share – Basic
Continuing operations	$0.82	$0.76	$2.28	$2.10
Discontinued operations	—	0.12	0.37	0.08

Net income	$0.82	$0.88	$2.65	$2.18

Earnings Per Share – Diluted
Continuing operations	$0.81	$0.75	$2.25	$2.06
Discontinued operations	—	0.12	0.36	0.08

Net income	$0.81	$0.87	$2.61	$2.14

Amounts attributable to Starwood’s Common Stockholders
Income from continuing operations	$157	$147	$437	$405
Discontinued operations	—	23	70	15

Net income	$157	$170	$507	$420

Weighted average number of shares	192	193	192	193

Weighted average number of shares assuming dilution	194	196	194	197

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$157	$170	$507	$420
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	31	23	(19)	13
Defined benefit pension and postretirement plans activity	1	—	2	1
Cash flow hedges net gains (losses)	—	(2)	1	(3)

Total other comprehensive income (loss), net of taxes	32	21	(16)	11

Total comprehensive income	189	191	491	431
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	—

Comprehensive income attributable to Starwood	$189	$191	$491	$431

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$507	$420
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(70)	(15)
Depreciation and amortization	195	186
Amortization of deferred gains	(68)	(64)
(Gain) loss on debt extinguishment, net	(4)	15
Loss on asset dispositions and impairments, net	5	7
Stock-based compensation expense	40	49
Excess stock-based compensation tax benefit	(30)	(69)
Distributions in excess (deficit) of equity earnings	2	2
Non-cash portion of income tax expense	109	35
Other non-cash adjustments to net income	34	33
Decrease in restricted cash	42	3
Other changes in working capital	80	297
Securitized VOI notes receivable activity, net	105	102
Unsecuritized VOI notes receivable activity, net	(116)	(113)
Accrued and deferred income taxes and other	24	13

Cash from operating activities	855	901

Investing Activities
Purchases of plant, property and equipment	(235)	(249)
Proceeds from asset sales, net of transaction costs	139	279
Collection of notes receivable, net	2	—
Acquisitions, net of acquired cash	—	(1)
Distributions from investments, net	4	1
Other, net	(42)	(24)

Cash (used for) from investing activities	(132)	6

Financing Activities
(Increase) decrease in restricted cash	(19)	50
Long-term debt repaid	(1)	(565)
Long-term securitized debt repaid	(136)	(122)
Long-term debt issued	—	9
Dividends paid	(3)	(4)
Proceeds from employee stock option exercises	64	49
Excess stock-based compensation tax benefit	30	69
Share repurchases	(237)	(140)
Other, net	(24)	(56)

Cash used for financing activities	(326)	(710)

Exchange rate effect on cash and cash equivalents	(8)	—

(Decrease) increase in cash and cash equivalents	389	197
Cash and cash equivalents — beginning of period	305	454

Cash and cash equivalents — end of period	$694	$651

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$38	$103

Income taxes, net of refunds	$107	$76

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries (“we”, “us”, the “Company” or “Starwood”). We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,169 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the development and operation of vacation ownership resorts and marketing, selling and financing of vacation ownership interests (“VOIs”) in the resorts.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This topic provides guidance on whether an unrecognized tax benefit should be presented as a reduction to a deferred tax asset or as a separate liability. This topic is for annual and interim periods beginning after December 15, 2013, with early adoption allowed. We plan to adopt this ASU on January 1, 2014, and we do not believe the adoption of this update will have a material impact on our financial statements.

Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This topic requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line items of net income to which significant amounts are reclassified. This topic is for annual and interim periods beginning after December 15, 2012, with early adoption allowed. We adopted this ASU on January 1, 2013, and the additional disclosures are included in Note 18.

Note 3. Earnings per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to our common stockholders (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$157	$147	$437	$405

Weighted average common shares for basic earnings per share	192	193	192	193
Effect of dilutive stock options and restricted stock awards	2	3	2	4

Weighted average common shares for diluted earnings per share	194	196	194	197

Basic earnings per share	$0.82	$0.76	$2.28	$2.10

Diluted earnings per share	$0.81	$0.75	$2.25	$2.06

Approximately 0.3 million shares and 1.4 million shares for the three months ended September 30, 2013 and 2012, respectively, and 0.7 million shares and 1.3 million shares for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

Note 4. Asset Dispositions and Impairments

During the three months ended September 30, 2013, we sold a non-core asset for net cash proceeds of $12 million and recorded a gain of $4 million related to this sale.

Additionally, during the nine months ended September 30, 2013, we sold four wholly-owned hotels for net cash proceeds of approximately $126 million. One hotel was sold subject to a management agreement, with an initial term of 20 years. The sale of this hotel resulted in a gain of approximately $3 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement. Two hotels were sold subject to franchise agreements with initial terms of 20 years. The fourth hotel was sold at a loss, subject to a management agreement, with an initial term of 20 years. During the nine months ended September 30, 2013, we recorded a pre-tax loss of $8 million, net, related to the sales of these hotels.

During the three months ended September 30, 2012, we sold two wholly-owned hotels for net cash proceeds of approximately $244 million, subject to long-term management agreements with initial terms of 20 years. We recorded gains of approximately $100 million related to these sales, which we deferred and are recognizing into management fees, franchise fees and other income over the initial terms of the management agreements.

Additionally, during the nine months ended September 30, 2012, we sold one wholly-owned hotel for net cash proceeds of approximately $11 million and recognized a pre-tax loss of $7 million related to the sale. The hotel was sold subject to a long-term franchise agreement with an initial term of 20 years.

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

Note 6. Transfers of Financial Assets

We have variable interests in the entities associated with our five outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (“VIEs”). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $5 million and $16 million during the three and nine months ended September 30, 2013, respectively compared to $7 million and $22 million during the three and nine months ended September 30, 2012. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interest in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 10). Under the contractual arrangements, we receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $13 million and $40 million during the three and nine months ended September 30, 2013, respectively, compared to $11 million and $36 million during the three and nine months ended September 30, 2012, respectively, and is classified in cash and cash equivalents.

During the nine months ended September 30, 2013, we terminated a securitization we completed in 2005 (see Note 10).

7. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consist of the following (in millions):

	September 30, 2013	December 31, 2012
Vacation ownership loans – securitized	$407	$503
Vacation ownership loans – unsecuritized	209	111

	616	614
Less: current portion
Vacation ownership loans – securitized	(60)	(65)
Vacation ownership loans – unsecuritized	(24)	(19)

	$532	$530

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

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Vacation ownership loans – securitized	$15	$15	$49	$49
Vacation ownership loans – unsecuritized	6	6	14	14

	$21	$21	$63	$63

The following table presents future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2013	$16	$17	$33
2014	67	19	86
2015	67	19	86
2016	65	21	86
Thereafter	241	190	431

Balance at September 30, 2013	$456	$266	$722

Weighted Average Interest Rates	13.00%	12.74%	12.90%

Range of interest rates	5% to 17%	6% to 17%	5% to 17%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and, therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of September 30, 2013, the average estimated default rate for our pools of receivables was approximately 9.4%.

The activity and balances for our loan loss reserve are as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at June 30, 2013	$54	$53	$107
Provisions for loan losses	—	7	7
Write-offs	—	(8)	(8)
Other	(5)	5	—

Balance at September 30, 2013	$49	$57	$106

Balance at December 31, 2012	$73	$48	$121
Provisions for loan losses	(9)	18	9
Write-offs	—	(24)	(24)
Other	(15)	15	—

Balance at September 30, 2013	$49	$57	$106

Balance at June 30, 2012	$66	$63	$129
Provisions for loan losses	2	8	10
Write-offs	—	(9)	(9)
Other	(6)	6	—

Balance at September 30, 2012	$62	$68	$130

Balance at December 31, 2011	$80	$56	$136
Provisions for loan losses	2	20	22
Write-offs	—	(28)	(28)
Other	(20)	20	—

Balance at September 30, 2012	$62	$68	$130

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

During the nine months ended September 30, 2013, we recorded a net adjustment to the provision of $9 million. This was primarily driven by an $18 million increase in the provision for new contract sales during the nine months ended September 30, 2013, partially offset by a $9 million favorable adjustment from an enhancement to our static pool methodology to include FICO as a credit quality indicator as well as improved performance in the portfolio.

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of September 30, 2013
	700+	600-699	<600	No Score	Total
Sheraton	$156	$130	$20	$57	$363
Westin	201	92	7	36	336
Other	12	3	—	8	23

	$369	$225	$27	$101	$722

	As of December 31, 2012
	700+	600-699	<600	No Score	Total
Sheraton	$153	$123	$23	$59	$358
Westin	208	91	8	42	349
Other	16	4	—	8	28

	$377	$218	$31	$109	$735

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $45 million and $49 million as of September 30, 2013 and December 31, 2012, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of September 30, 2013	$722	$677	$7	$4	$34	$45
As of December 31, 2012	$735	$686	$7	$5	$37	$49

Note 8. Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	September 30, 2013	December 31, 2012
Senior Credit Facility:
Revolving Credit Facility, maturing 2018	$—	$—
Senior Notes, interest at 7.375%, maturing 2015	294	294
Senior Notes, interest at 6.75%, maturing 2018	370	371
Senior Notes, interest at 7.15%, maturing 2019	207	206
Senior Notes, interest at 3.125%, maturing 2023	349	349
Mortgages and other, interest rates ranging from 1.00% to 9.00%, various maturities	47	55

	1,267	1,275
Less current maturities	(2)	(2)

Long-term debt	$1,265	$1,273

In 2011, we received an incentive from the State of Connecticut, in connection with the relocation of our corporate headquarters to Stamford, Connecticut, in the form of a $10 million loan (the “Loan”), which we classified in mortgages and other. The Loan had an opportunity for $7 million principal forgiveness if a certain employment threshold was met before December 31, 2014. During the nine months ended September 30, 2013, we received notification from the State of Connecticut that we had met the employment threshold and that $7 million of the Loan was forgiven.

Note 9. Restructuring and Other Special Charges (Credits), Net

Restructuring and other special charges (credits), net were $(22) million and zero for the three months ended September 30, 2013 and 2012, respectively, and $(23) million and $(11) million for the nine months ended September 30, 2013 and 2012, respectively. These net charges (credits) are not recorded in our reportable segment earnings.

During the three months ended September 30, 2013, we recorded a favorable adjustment to a legal reserve of approximately $22 million related to judgment and settlement, interest costs, legal fees and expenses in regards to a long standing litigation. During the nine months ended September 30, 2012, we recorded a favorable adjustment of $11 million related to the same litigation (see Note 21).

We had remaining accruals of $53 million and $78 million as of September 30, 2013 and December 31, 2012, respectively, which are primarily recorded in accrued expenses.

Note 10. Securitized Vacation Ownership Debt

As discussed in Note 6, our VIEs associated with the securitization of our VOI notes receivable are consolidated in our financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	September 30, 2013	December 31, 2012
2005 securitization, terminated 2013	$—	$22
2006 securitization, interest rates ranging from 5.28% to 5.85%, maturing 2018	13	18
2009 securitization, interest rate at 5.81%, maturing 2015	42	63
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	109	138
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	112	137
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	121	155

	397	533
Less current maturities	(106)	(150)

Long-term securitized debt	$291	$383

During the nine months ended September 30, 2013, we terminated a securitization we completed in 2005 (the “2005 Securitization”), including pay-down of all outstanding principal and interest due. The termination required a cash settlement of $21 million, $18 million of which was received and designated as pre-funding from the proceeds of a securitization we completed in 2012 (the “2012 Securitization”). Upon termination, $19 million of receivables previously related to the 2005 Securitization were transferred to the 2012 Securitization. In connection with this transaction, we wrote-off certain deferred financing costs associated with the 2005 Securitization to interest expense, the impact of which was de minimis.

Note 11. Other Liabilities

Other liabilities consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Deferred gains on asset sales	$888	$944
SPG point liability	743	733
Deferred revenue including VOIs and residential sales	35	33
Benefit plan liabilities	71	78
Deferred rent	52	51
Insurance reserves	46	45
Other	72	72

	$1,907	$1,956

We defer gains realized in connection with the sales of properties that we continue to manage through long-term management agreements and recognize the gains over the initial terms of the related agreements. As of September 30, 2013 and December 31, 2012, we had total deferred gains of approximately $972 million and $1,035 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $23 million and $68 million in the three and nine months ended September 30, 2013, respectively, compared to $21 million and $64 million in the three and nine months ended September 30, 2012, respectively.

Note 12. Derivative Financial Instruments

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

We enter into interest rate swap agreements to manage interest expense. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. During the three months ended September 30, 2013, we entered into four interest rate swap agreements with an aggregate notional amount of $200 million under which we pay floating rates and receive fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019. The Fair Value Swaps modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness. The fair value of our interest rate swaps at September 30, 2013 was de minimis.

The following tables summarize the fair value of our derivative instruments and the effect on the Consolidated Statements of Income during the quarter.

Fair Value of Derivative Instruments

(in millions)

	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$3	Prepaid expenses and other	$2

Total assets		$3		$2

Liability Derivatives
Forward contracts	Accrued expenses	$4	Accrued expenses	$—

Total liabilities		$4		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
		2013	2012
Foreign forward exchange contracts	Interest expense, net	$(3)	$(8)

Total loss included in income		$(3)	$(8)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
		2013	2012
Foreign forward exchange contracts	Interest expense, net	$8	$(7)

Total gain included in income		$8	$(7)

Note 13. Discontinued Operations

During the nine months ended September 30, 2013, we recorded a $70 million tax benefit, primarily as a result of the reversal of a reserve associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013 (see Note 15).

During the three months ended September 30, 2012, the gain of $23 million (net of tax) primarily relates to the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation, which was acquired by us in 1998. The net gain of $15 million (net of tax) for the nine months ended September 30, 2012 also includes a charge of $5 million (net of tax) to record at fair market value, based on current market prices, certain wholly-owned hotels that were sold in 2012 and where we no longer have any continuing involvement. Additionally, we recorded a loss of $1 million and $3 million (net of tax) for the three and nine months ended September 30, 2012, respectively, for accrued interest related to the uncertain tax position that lapsed during the first quarter of 2013.

Note 14. Pension and Postretirement Benefit Plans

We sponsor, or have previously sponsored, numerous funded and unfunded domestic and international pension and postretirement benefit plans. The net periodic benefit cost for our domestic pension benefits, international pension benefits and postretirement benefits amounted to less than $1 million for the three months ended September 30, 2013 and 2012. The net periodic benefit cost for our domestic pension benefits, international pension benefits and postretirement benefits amounted to approximately $1 million for the nine months ended September 30, 2013 and 2012.

During the three and nine months ended September 30, 2013, we contributed approximately $3 million and $11 million, respectively, to our pension and postretirement benefit plans. For the remainder of 2013, we expect to contribute approximately $3 million to our pension and postretirement benefit plans. A portion of this funding will be reimbursed for costs related to employees of managed hotels.

Note 15. Income Taxes

The total amount of unrecognized tax benefits as of September 30, 2013, was $199 million, of which $64 million would affect our effective tax rate if recognized. It is reasonably possible that a change to our unrecognized tax benefits as of September 30, 2013 will occur within the next twelve months; however, quantification of an estimated range cannot be made.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2013, we had $13 million accrued for the payment of interest and less than $1 million accrued for the payment of penalties.

During the nine months ended September 30, 2013, we recorded a tax benefit of $70 million in discontinued operations, net as a result of the reversal of tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of September 30, 2013, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 or to examination by any U.S. state taxing authority prior to 2002. All subsequent periods remain eligible for examination, and we are currently under audit by the Internal Revenue Service (the “IRS”) for years 2007 through 2009. During the period ending September 30, 2013, we received certain Notices of Proposed Adjustments from the IRS for such years; however, we disagree with the IRS on each of these proposed adjustments and intend to vigorously contest them, including pursuing all available remedies such as the IRS appeals process. The adjustments proposed by the IRS, if upheld, would result in a significant cash tax payment which could materially impact the financial statements. We believe we will prevail in the eventual resolution of these proposed adjustments and have determined that a change to our financial statements is not appropriate at this time. Accordingly, as of September 30, 2013 we have not adjusted the financial statements for these matters. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

Note 16. Stockholders’ Equity

The following tables represent changes in stockholders’ equity that are attributable to our stockholders and non-controlling interests for the three and nine months ended September 30, 2013 (in millions):

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at June 30, 2013	$3,481	$2	$853	$(386)	$3,007	$5
Net income	157	—	—	—	157	—
Equity compensation activity and other	32	—	32	—	—	—
Share repurchases	(181)	—	(181)	—	—	—
Other comprehensive income (loss)	32	—	—	32	—	—

Balance at September 30, 2013	$3,521	$2	$704	$(354)	$3,164	$5

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2012	$3,142	$2	$816	$(338)	$2,657	$5
Net income	507	—	—	—	507	—
Equity compensation activity and other	125	—	125	—	—	—
Share repurchases	(237)	—	(237)	—	—	—
Other comprehensive income (loss)	(16)	—	—	(16)	—	—

Balance at September 30, 2013	$3,521	$2	$704	$(354)	$3,164	$5

Share Issuances and Repurchases. During the three and nine months ended September 30, 2013, we issued approximately 370,000 and 2.5 million of our common shares, respectively, as a result of stock option exercises. During the three months ended March 31, 2013, our Board of Directors authorized a $500 million increase to the share repurchase program. During the three months ended September 30, 2013, we repurchased approximately 2,731,300 common shares at a weighted average price of $66.14 for a total cost of approximately $181 million. During the nine months ended September 30, 2013, we repurchased approximately 3,678,400 common shares at a weighted average price of $64.39 for a total cost of approximately $237 million. Through October 18, 2013, we repurchased an additional 1,138,000 common shares at an average price of $66.69. These shares were included in the number of shares outstanding as of September 30, 2013. As of September 30, 2013, $443 million remained available under the share repurchase authorization approved by our Board of Directors.

Note 17. Stock-Based Compensation

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

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. During the nine months ended September 30, 2013, we granted approximately 164,000 performance shares with a grant date fair value of $77.72 per share under the 2004 LTIP. In addition, we granted approximately 1,173,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $60.30 per share or unit under the 2004 LTIP.

On May 31, 2013, our shareholders approved the 2013 Long-Term Incentive Compensation Plan (“2013 LTIP”), which superseded the 2004 LTIP. The 2013 LTIP authorizes the Compensation Committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards for the purpose of providing our officers and other employees, and those of our subsidiaries, and non-employees who perform employee functions, incentives and rewards for performance. During the nine months ended September 30, 2013, we granted approximately 28,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $63.23 per share or unit under the 2013 LTIP.

Although no additional awards will be granted under the 2004 LTIP, the provisions under the previous plan will continue to govern awards that have been granted and remain outstanding under that plan. No awards may be granted under the 2013 LTIP after the tenth anniversary of the date on which the stockholders approved the 2013 LTIP. However, awards outstanding under the 2013 LTIP will continue to be governed by the 2013 LTIP until all awards granted prior to that date are no longer outstanding. The approval of the 2013 LTIP significantly decreased the number of shares that we may issue pursuant to equity-based awards from 56 million shares to 11 million shares of common stock. The aggregate number of shares available to be granted under the 2013 LTIP at September 30, 2013 was approximately 11 million.

We recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $13 million and $40 million, in the three and nine months ended September 30, 2013, respectively, and $15 million and $49 million, in the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, there was approximately $77 million of unrecognized compensation cost, net of estimated forfeitures, including costs subject to reimbursement from third parties, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.68 years.

Note 18. Comprehensive Income

On January 1, 2013, we adopted ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This topic requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line item of net income to which significant amounts are reclassified.

The following tables present the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2013 (in millions):

	For the Nine Months Ended September 30, 2013 (a)
	Cash Flow Hedges	Defined benefit pension and postretirement benefit plans	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2012	$(1)	$(86)	$(251)	$(338)

Other comprehensive income before reclassifications	—	—	(19)	(19)
Amounts reclassified from accumulated other comprehensive income	1	2	—	3

Total before tax	1	2	(19)	(16)
Tax (expense) benefit	—	—	—	—

Net current year other comprehensive income	1	2	(19)	(16)

Balance at September 30, 2013	$—	$(84)	$(270)	$(354)

(a)	Amounts in parentheses indicate debits.

The following tables present the components of our other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2013 and 2012 (in millions):

	For the Three Months Ended September 30, (a)
	2013			2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Cash flow hedges:
Gains (losses) arising during period	$—	$—	$—	$—	$—	$—
Amounts reclassified from accumulated other comprehensive income (b)	—	—	—	(2)	—	(2)

Net gains (losses) on cash flow hedges	—	—	—	(2)	—	(2)

Defined benefit pension and postretirement benefit plans:
Gains (losses) arising during the year	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (c)	1	—	1	1	(1)	—

Net gains (losses) on defined benefit pension and postretirement benefit plans	1	—	1	1	(1)	—

Foreign currency translation adjustments:
Foreign currency translation adjustments	31	—	31	23	—	23

Other comprehensive income	$32	$—	$32	$22	$(1)	$21

	For the Nine Months Ended September 30, (a)
	2013			2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Cash flow hedges:
Gains (losses) arising during period	$—	$—	$—	$—	$—	$—
Amounts reclassified from accumulated other comprehensive income (b)	1	—	1	(3)	—	(3)

Net gains (losses) on cash flow hedges	1	—	1	(3)	—	(3)

Defined benefit pension and postretirement benefit plans:
Gains (losses) arising during the year	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (c)	2	—	2	2	(1)	1

Net gains (losses) on defined benefit pension and postretirement benefit plans	2	—	2	2	(1)	1

Foreign currency translation adjustments:
Foreign currency translation adjustments	(19)	—	(19)	13	—	13

Other comprehensive income	$(16)	$—	$(16)	$12	$(1)	$11

(a)	Amounts in parentheses indicate debits.
(b)	Pretax gains and losses on forward contract cash flow hedges are reclassified to management fees, franchise fees and other income.
(c)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.

Note 19. Fair Value

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (in millions):

	Level 1	Level 2	Level 3	Total
Asset Derivatives:
Forward contracts	$—	$3	$—	$3

Liability Derivatives:
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

We believe the carrying values of our financial instruments related to current assets and current liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		September 30, 2013		December 31, 2012
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$4	$4	$6	$6
VOI notes receivable	3	185	231	92	113
Securitized vacation ownership notes receivable	3	347	439	438	558
Other notes receivable	3	17	17	11	11

Total financial assets		$553	$691	$547	$688

Liabilities:
Long-term debt	1	$1,265	$1,389	$1,273	$1,447
Long-term securitized debt	3	291	305	383	402

Total financial liabilities		$1,556	$1,694	$1,656	$1,849

Off-Balance sheet:
Letters of credit	2	$—	$117	$—	$117
Surety bonds	2	—	83	—	80

Total off-balance sheet		$—	$200	$—	$197

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

The CODM primarily evaluates the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest expense, depreciation and amortization associated with our unconsolidated joint ventures. Segment earnings also excludes certain recurring and nonrecurring items, such as restructuring costs and other special charges, gains (losses) on debt extinguishment and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which primarily represent the reimbursement of costs incurred on behalf of managed property owners. These revenues, together with the corresponding expenses, are not recorded within the segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

The following tables present revenues, segment earnings, earnings from unconsolidated ventures, capital expenditures, total assets, and investments in unconsolidated ventures for our reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Americas (a)	$366	$392	$1,143	$1,221
EAME	175	152	459	410
Asia Pacific	87	81	244	239
Vacation ownership and residential	197	204	736	1,026

Total segment revenues (b)	825	829	2,582	2,896
Other revenues from managed and franchised hotels	663	603	1,965	1,828
Other corporate revenues – unallocated	20	23	62	64

	$1,508	$1,455	$4,609	$4,788

(a)	Includes revenues of $251 million and $269 million for the three months ended September 30, 2013 and 2012, respectively, and $693 million and $840 million for the nine months ended September 30, 2013 and 2012, respectively, from hotels located in the United States of America.
(b)	Besides the United States of America, no other country contributed more than 10% of our total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment earnings:
Americas	$141	$134	$449	$421
EAME	70	60	161	141
Asia Pacific	54	47	151	149
Vacation ownership and residential	57	47	235	237

Total segment earnings	322	288	996	948
Other corporate unallocated	20	23	64	65
Corporate selling, general, administrative and other – unallocated	(41)	(36)	(111)	(118)
Gain (loss) on asset dispositions and impairments, net	3	1	(5)	(7)
Restructuring and other special (charges) credits	22	—	23	11
Adjustments to equity earnings (a)	(14)	(10)	(33)	(31)
Interest expense	(26)	(39)	(79)	(135)
Loss on early extinguishment of debt, net	—	—	—	(15)
Depreciation and amortization	(65)	(61)	(195)	(186)
Discontinued operations	—	23	70	15
Income tax benefit (expense)	(64)	(19)	(223)	(127)

Net income attributable to Starwood	$157	$170	$507	$420

(a)	Includes impairment losses, interest expense, depreciation and amortization expense related to equity earnings not allocated to segment earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings from unconsolidated ventures included in segment earnings:
Americas	$6	$6	$24	$22
EAME	—	1	—	3
Asia Pacific	7	7	24	24
Vacation ownership and residential	—	—	1	1

Total earnings from unconsolidated ventures	$13	$14	$49	$50

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital expenditures:
Americas	$70	$59	$174	$132
EAME	4	23	24	72
Asia Pacific	2	11	12	13
Vacation ownership and residential (a)	(6)	(1)	(18)	7

Total segment capital expenditures	70	92	192	224
Other corporate unallocated	20	16	55	52

	$90	$108	$247	$276

(a)	Represents gross inventory capital expenditures less cost of sales of $(13) million and $(7) million for the three months ended September 30, 2013 and 2012, respectively, and $(33) million and $(10) million for the nine months ended September 30, 2013 and 2012, respectively. Additionally, includes development capital of $7 million and $6 million for the three months ended September 30, 2013 and 2012, and $15 million and $17 million for the nine months ended September 30, 2013 and 2012, respectively.

	September 30, 2013	December 31, 2012
Assets:
Americas (a)	$2,175	$2,229
EAME (b)	937	911
Asia Pacific	659	574
Vacation ownership and residential (a)	1,286	1,445

Total segment assets (c)	5,057	5,159
Other corporate assets	3,906	3,702

	$8,963	$8,861

(a)	Includes long-lived assets of $1.5 billion and $1.6 billion at September 30, 2013 and December 31, 2012, respectively, located in the United States of America.
(b)	Includes long-lived assets of $370 million and $366 million at September 30, 2013 and December 31, 2012, respectively, located in Italy.
(c)	Besides the United States and Italy, no other country contributed more than 10% of our total long-lived assets.

	September 30, 2013	December 31, 2012
Investments in unconsolidated ventures:
Americas	$68	$71
EAME	25	25
Asia Pacific	141	143
Vacation ownership and residential	18	21

Total investments in unconsolidated ventures	$252	$260

Note 21. Commitments and Contingencies

Variable Interest Entities. We have determined that we have a variable interest in 23 hotels, generally in the form of investments, loans, guarantees, or equity. We determine if we are the primary beneficiary of these hotels by primarily considering qualitative factors. Qualitative factors include evaluating if we have the power to control the VIE and have the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. We have determined that we are not the primary beneficiary of these VIEs and therefore, these entities are not consolidated in our financial statements. See Note 6 for the VIEs in which we are deemed the primary beneficiary and have consolidated the entities.

The 23 VIEs associated with our variable interests represent entities that own hotels for which we have entered into management or franchise agreements with the hotel owners. We are paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity and debt.

At September 30, 2013, we have approximately $119 million of investments and loan balances of $2 million associated with 22 of the 23 VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

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

Guaranteed Loans and Commitments. In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $3 million at September 30, 2013. We evaluate these loans for impairment, and at September 30, 2013, we believe these loans are collectible. Unfunded loan commitments aggregating $18 million were outstanding at September 30, 2013, none of which is expected to be funded in the next twelve months or in total. These loans are typically secured by pledges of project ownership interests and/or mortgages on the projects. We also have $99 million of equity and other potential contributions associated with managed or joint venture properties, $48 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf as of September 30, 2013 totaled $83 million, primarily related to an appeal of certain litigation, requirements by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. During the three months ended September 30, 2013, we elected to make a $3 million payment to retain a management contract associated with a hotel that failed a performance test.

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

Litigation. We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. In the three months ended September 30, 2013, we recorded a favorable adjustment to a legal reserve of approximately $22 million related to judgment and settlement, interest costs, legal fees and expenses in regards to a long standing litigation. As of September 30, 2013, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $32 million. While the ultimate results of claims and litigation cannot be determined, we do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of September 30, 2013 and December 31, 2012 was $983 million and $922 million, respectively, of which $297 million and $275 million, respectively, was included in accrued expenses.

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

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of September 30, 2013, the average estimated default rate for our pools of receivables was approximately 9.4%.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2013 and 2012.

For the three and nine months ended September 30, 2013, management fees, franchise fees and other income grew by 12.8% and 9.0%, respectively, and Same-Store Worldwide Systemwide REVPAR increased 4.2% for both periods. Same-Store Owned Hotel REVPAR in our Americas segment increased 6.4% and 7.7% for the three and nine months ended September 30, 2013, respectively, when compared to the corresponding period of 2012, driven by growth at The St. Regis Bal Harbour Resort Hotel, the Phoenician, Scottsdale and The St. Regis San Francisco. At our St. Regis Bal Harbour Resort residential project (“Bal Harbour”), we have closed on sales of approximately 97% of the available units. The global economic recovery continues along the trend lines we have been experiencing. Tight supply is driving higher room rates in North America and higher occupancy in Europe and our footprint continues to expand in growing economies.

At September 30, 2013, we had approximately 400 hotels in the active pipeline representing approximately 100,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 65% are in the upper upscale and luxury segments and 83% are outside of North America. During the third quarter of 2013, we signed 36 hotel management and franchise contracts representing approximately 7,800 rooms of which 29 are new builds and seven are conversions from another brand. We also opened 15 new hotels and resorts representing approximately 3,700 rooms. During the third quarter of 2013, eight hotels left the system, representing approximately 1,400 rooms.

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

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2013 (with comparable data for 2012):

Top Five Domestic Markets in the United States as a % of Total Owned Revenues for the Three Months Ended September 30, 2013 with Comparable Data for the Same Period in 2012 (1)

Metropolitan Area	2013 Revenues	2012 Revenues
New York, NY	9.0%	11.7%
Hawaii	7.0%	7.5%
San Francisco, CA	6.4%	4.7%
Phoenix, AZ	3.9%	2.5%
Atlanta, GA	3.2%	2.6%

Top Five Domestic Markets in the United States as a % of Total Owned Revenues for the Nine Months Ended September 30, 2013 with Comparable Data for the Same Period in 2012 (1)

Metropolitan Area	2013 Revenues	2012 Revenues
New York, NY	8.9%	11.5%
Hawaii	7.0%	6.9%
Phoenix, AZ	6.8%	5.5%
San Francisco, CA	5.8%	4.4%
Miami, FL	3.9%	2.2%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2013 and 2012:

Top Five International Markets as a % of Total Owned Revenues for the Three Months Ended September 30, 2013 with Comparable Data for the Same Period in 2012 (1)

International Market	2013 Revenues	2012 Revenues
Canada	11.4%	11.0%
Spain	9.9%	8.1%
Italy	9.7%	7.3%
Australia	4.6%	4.8%
United Kingdom	4.5%	4.5%

Top Five International Markets as a % of Total Owned Revenues for the Nine Months Ended September 30, 2013 with Comparable Data for the Same Period in 2012 (1)

International Market	2013 Revenues	2012 Revenues
Canada	11.5%	10.8%
Italy	8.8%	6.7%
Spain	8.1%	6.1%
Mexico	4.9%	4.5%
Australia	4.8%	4.7%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Consolidated Results

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$398	$425	$(27)	(6.4)%
Management Fees, Franchise Fees and Other Income	247	219	28	12.8%
Vacation Ownership and Residential	200	208	(8)	(3.8)%
Other Revenues from Managed and Franchised Properties	663	603	60	10.0%

Total Revenues	$1,508	$1,455	$53	3.6%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 11 owned hotels that were sold or closed in 2013 and 2012. These sold or closed hotels contributed no revenues in the three months ended September 30, 2013 compared to $46 million for the corresponding period in 2012. Revenues at our Same-Store Owned Hotels (41 hotels for the three months ended September 30, 2013 and 2012, excluding the 11 hotels sold, one hotel transferred to vacation ownership and seven additional hotels undergoing significant repositionings or without comparable results in 2013 and 2012) increased 5.0%, or $15 million, to $325 million for the three months ended September 30, 2013 when compared to $310 million in the corresponding period of 2012. The one hotel transferred to our vacation ownership and residential segment on January 1, 2013 was previously in the Americas segment and had $5 million in revenues in 2012. Additionally, the seven hotels undergoing significant repositionings or without comparable results had revenues of $66 million in the three months ended September 30, 2013 compared to $58 million for the corresponding period in 2012. As of September 30, 2013, six of the seven hotels undergoing significant repositionings or without comparable results were open and operating at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels increased 4.5% to $171.21 for the three months ended September 30, 2013 when compared to the corresponding period in 2012. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 4.3% in ADR to $228.51 for the three months ended September 30, 2013 compared to $219.08 for the corresponding period in 2012 and a slight increase in occupancy rates to 74.9% for the three months ended September 30, 2013, compared to 74.8% in the corresponding period in 2012. While REVPAR growth was particularly strong at our owned hotels in Miami, Florida, Atlanta, Georgia and San Francisco, California, we experienced decreases in REVPAR at our owned hotels in London, England, Toronto, Canada and Sydney, Australia.

The increase in management fees, franchise fees and other income was primarily a result of a $17 million increase in management and franchise fees and an increase in other income of approximately $13 million. Total management and franchise fee revenues increased to $242 million for the three months ended September 30, 2013 compared to $212 million for the corresponding period in 2012. Management fees increased 11.5% to $136 million and franchise fees increased 5.7% to $56 million. These increases were primarily due to the net addition of 46 managed and franchised hotels to our system since September 30, 2012 and a 4.2% increase in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2012. Other income included approximately $12 million of fees associated with the termination of certain management and franchise contracts. As of September 30, 2013, we had 559 managed properties and 548 franchised properties with approximately 322,000 rooms.

Total vacation ownership and residential services revenue decreased $8 million to $200 million for the three months ended September 30, 2013, when compared to the corresponding period in 2012, primarily due to fewer residential closings at Bal Harbour partially offset by an increase in vacation ownership revenues. During the three months ended September 30, 2013, we closed sales of 12 units at Bal Harbour and realized revenues of $40 million, compared to closings of 14 units and revenues of $62 million for the three months ended September 30, 2012. Revenues were also negatively impacted due to a lower average sales price driven by inventory mix, as this project is now substantially sold out. From project inception through September 30, 2013, we have closed contracts and recognized revenue on 296 units representing approximately 97% of the total residential units.

Vacation ownership revenues for the three months ended September 30, 2013 increased 11.3%, or $16 million, to $157 million compared to the corresponding period in 2012, primarily due to a $10 million increase in revenues from resort operations, a favorable benefit of $3 million from deferred revenues, and a decrease of $3 million in the loan loss provision, driven by an enhancement to our static pool methodology to include FICO as a credit quality indicator, as well as improved performance in the portfolio. The increase in revenues from resort operations benefited from the transfer of one hotel, which had $5 million in revenues in 2013, from the Americas segment to our vacation ownership and residential segment on January 1, 2013. Originated contract sales of VOI inventory increased 1.2% to $82 million, in the three months ended September 30, 2013, when compared to the corresponding period in 2012, primarily due to a 2.3% increase in units sold driven by higher closing efficiency. This increase was partially offset by a decrease in tour flow and a 1.9% decrease in the average price of vacation ownership units sold to approximately $14,000, driven by inventory mix.

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

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$100	$87	$13	14.9%

During the third quarter of 2013, selling, general, administrative and other expenses increased 14.9% to $100 million for the three months ended September 30, 2013, when compared to the corresponding period of 2012, primarily due to the timing of expenses in 2013, when compared to 2012 and an elective payment of $3 million, in 2013, to retain a management contract associated with a hotel that failed a performance test.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring & Other Special (Credits) Charges, Net	$(22)	$—	$(22)	n/m

n/m = not meaningful

During the three months ended September 30, 2013, we recorded a favorable adjustment to a legal reserve of approximately $22 million related to judgment and settlement, interest costs, legal fees and expenses in regards to a long standing litigation (see Note 9).

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$65	$61	$4	6.6%

The increase in depreciation and amortization expense for the three months ended September 30, 2013, when compared to the corresponding period of 2012, was primarily due to additional depreciation expense related to the completion of certain hotel renovations and other capital expenditures in the last twelve months, partially offset by decreased depreciation expense related to sold hotels.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$243	$200	$43	21.5%

The increase in operating income for the three months ended September 30, 2013, when compared to the corresponding period of 2012, was primarily due to the $28 million increase in management fees, franchise fees and other income, a $7 million increase in operations (revenues less expenses) from residential sales at Bal Harbour, an increase in operations (revenues less expenses) of $3 million related to our owned, leased and consolidated joint venture hotels, and a decrease of $22 million in restructuring and other special charges (credits), net, partially offset by an increase of $4 million in depreciation and amortization and an increase of $13 million in selling, general, administrative and other.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$—	$4	$(4)	(100.0)%

The decrease in equity earnings and gains from unconsolidated joint ventures, net, for the three months ended September 30, 2013, compared to the same period in 2012, was primarily due to a $4 million impairment charge associated with a hotel whereby we own a noncontrolling joint venture interest.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$25	$39	$(14)	(35.9)%

The decrease in net interest expense for the three months ended September 30, 2013, when compared to the corresponding period of 2012, was primarily due to lower average debt balances and a lower average interest rate. For the three months ended September 30, 2013, we maintained a lower average debt balance, primarily due to the retirement of approximately $725 million of debt with a weighted average interest rate of approximately 7.68% in December 2012, partially offset by the issuance, in December 2012, of $350 million of 3.125% Senior Notes due 2023.

Our weighted average interest rate was approximately 5.61% at September 30, 2013 compared to 7.03% at September 30, 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$3	$1	$2	n/m

During the three months ended September 30, 2013, we recorded a gain of $3 million, primarily related to a $4 million gain realized on the sale of a non-core asset (see Note 4).

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax Expense	$64	$19	$45	n/m

Income tax expense increased for the three months ended September 30, 2013, compared to the corresponding period in 2012. The increase was primarily the result of higher pretax income (approximately $17 million of the increase) and a higher effective tax rate (approximately $4 million of the increase), primarily related to the mix of pretax income across jurisdictions with disparate tax rates. Additionally, sales of certain owned hotels and non-core assets generated tax benefits of approximately $5 million and $30 million during the three months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$—	$23	$(23)	n/m

During the three months ended September 30, 2012, we recorded a gain of $23 million (net of tax) primarily related to the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation, which we acquired in 1998. Additionally, we recorded a $1 million loss (net of tax) for accrued interest related to the uncertain tax position that lapsed during the first quarter of 2013.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended September 30, 2013 and 2012. The results for the three months ended September 30, 2013 and 2012 represent results for 41 owned, leased and consolidated joint venture hotels (excluding 11 hotels sold, one hotel transferred to vacation ownership and seven additional hotels undergoing significant repositionings or without comparable results in 2013 and 2012).

	Three Months Ended September 30,		Variance
	2013	2012
Worldwide (41 hotels with approximately 13,600 rooms)
REVPAR (1)	$171.21	$163.87	4.5%
ADR	$228.51	$219.08	4.3%
Occupancy	74.9%	74.8%	0.1

Americas (22 hotels with approximately 9,500 rooms)
REVPAR (1)	$130.88	$123.05	6.4%
ADR	$184.78	$175.26	5.4%
Occupancy	70.8%	70.2%	0.6

EAME (15 hotels with approximately 2,800 rooms)
REVPAR (1)	$303.25	$291.32	4.1%
ADR	$359.66	$344.39	4.4%
Occupancy	84.3%	84.6%	(0.3)

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR (1)	$189.59	$198.10	(4.3)%
ADR	$221.59	$223.90	(1.0)%
Occupancy	85.6%	88.5%	(2.9)

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended September 30, 2013 and 2012. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended September 30,		Variance
	2013	2012
Worldwide (1,007 hotels with approximately 295,900 rooms)
REVPAR (1)	$122.50	$117.54	4.2%
ADR	$172.23	$167.90	2.6%
Occupancy	71.1%	70.0%	1.1

Americas (593 hotels with approximately 178,000 rooms)
REVPAR (1)	$121.64	$115.69	5.1%
ADR	$163.25	$157.03	4.0%
Occupancy	74.5%	73.7%	0.8

EAME (212 hotels with approximately 53,300 rooms)
REVPAR (1)	$150.54	$144.56	4.1%
ADR	$224.43	$215.54	4.1%
Occupancy	67.1%	67.1%	—

Asia Pacific (202 hotels with approximately 64,600 rooms)
REVPAR (1)	$101.78	$100.38	1.4%
ADR	$156.24	$161.03	(3.0)
Occupancy	65.1%	62.3%	2.8

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$366	$392	$(26)	(6.6)%
EAME	175	152	23	15.1%
Asia Pacific	87	81	6	7.4%
Vacation ownership and residential	197	204	(7)	(3.4)%

Total segment revenues	$825	$829	$(4)	(0.5)%

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$141	$134	$7	5.2%
EAME	70	60	10	16.7%
Asia Pacific	54	47	7	14.9%
Vacation ownership and residential	57	47	10	21.3%

Total segment earnings	$322	$288	$34	11.8%

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

The Americas

Segment revenues decreased $26 million in the three months ended September 30, 2013, compared to the corresponding period in 2012. The decrease in revenues was primarily related to a $38 million decrease in revenues from our owned, leased and consolidated joint venture hotels, partially offset by an $11 million increase in management fees, franchise fees and other income.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 11 owned hotels that were sold or closed in 2013 and 2012. These sold or closed hotels contributed no revenues in the three months ended September 30, 2013 compared to $46 million for the corresponding period in 2012. Additionally, revenues decreased $5 million from the transfer of one hotel from the Americas segment to our vacation ownership and residential segment on January 1, 2013. Decreased revenue from sold and transferred hotels was partially offset by a $12 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 6.4% to $130.88 for the three months ended September 30, 2013 when compared to the corresponding period in 2012.

The increase in management fees, franchise fees and other income was primarily due to the net addition of 27 managed and franchised hotels since September 30, 2012 and a 5.1% increase in Same-Store Systemwide Hotel REVPAR for the three months ended September 30, 2013 when compared to the corresponding period in 2012. As of September 30, 2013, we had 172 managed properties and 455 franchised properties with approximately 181,000 rooms.

Segment earnings increased $7 million in the three months ended September 30, 2013, compared to the corresponding period in 2012, primarily due to the increase in management fees, franchise fees and other income of $11 million discussed above, partially offset by a $3 million decrease in operations (revenues less expenses) from our owned, leased and consolidated joint venture hotels as a result of the asset sales discussed above.

EAME

Segment revenues increased $23 million in the three months ended September 30, 2013, compared to the corresponding period in 2012. The increase in revenues was primarily related to a $12 million increase in revenues from our owned, leased and consolidated joint venture hotels and an $11 million increase in management fees, franchise fees and other income.

The $12 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $7 million increase in revenues from one owned hotel without comparable results in 2013 and 2012. This hotel underwent a major renovation during 2012 and is now operating at full capacity. The increase was also attributable to a $5 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 4.1% to $303.25 for the three months ended September 30, 2013 when compared to the corresponding period in 2012.

The increase in management fees, franchise fees and other income was primarily due to the receipt of approximately $10 million of fees associated with the termination of certain management contracts, the net addition of three managed and franchised hotels since September 30, 2012 and a 4.1% increase in Same-Store Systemwide Hotel REVPAR for the three months ended September 30, 2013 when compared to the corresponding period in 2012. Increases in REVPAR in Europe benefited from the favorable impact of foreign currency exchange, while REVPAR in Africa and the Middle East was negatively impacted by the unfavorable impact of foreign currency exchange during the three months ended September 30, 2013 when compared to the corresponding period in 2012. As of September 30, 2013, we had 187 managed properties and 45 franchised properties with approximately 59,500 rooms.

Segment earnings increased $10 million in the three months ended September 30, 2013, compared to the corresponding period in 2012, primarily due to a $5 million increase in operations (revenues less expenses) from our owned, leased and consolidated joint venture hotels and the $11 million increase in management fees, franchise fees and other income discussed above, partially offset by a $4 million increase in divisional overhead expenses primarily related to an increase in reserves for uncollectible receivables for certain hotels.

Asia Pacific

Segment revenues increased $6 million in the three months ended September 30, 2013, compared to the corresponding period in 2012. The increase in revenues was primarily related to a $7 million increase in management fees, franchise fees and other income and $1 million of other income, partially offset by a $2 million decrease in revenues from our owned, leased and consolidated joint venture hotels.

The increase in management fees, franchise fees and other income was due to the net addition of 16 managed and franchised hotels since September 30, 2012 and a 1.4% increase in Same-Store Systemwide Hotel REVPAR for the three months ended September 30, 2013 when compared to the corresponding period in 2012. Increases in REVPAR in China benefited from the favorable impact of foreign currency exchange, while REVPAR at properties in the rest of Asia was negatively impacted by the unfavorable impact of foreign currency exchange during the three months ended September 30, 2013 when compared to the corresponding period in 2012. As of September 30, 2013, we had 200 managed properties and 48 franchised properties with approximately 81,500 rooms.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to the unfavorable impact of foreign currency exchange as Same-Store Owned Hotel REVPAR decreased 4.3% to $189.59 for the three months ended September 30, 2013 when compared to the corresponding period in 2012.

Segment earnings increased $7 million in the three months ended September 30, 2013, compared to the corresponding period in 2012, primarily due to the $7 million increase in management fees, franchise fees and other income discussed above.

Vacation ownership and residential

Total vacation ownership and residential services segment revenues decreased $7 million to $197 million for the three months ended September 30, 2013 when compared to the corresponding period in 2012, primarily due to fewer residential closings and a lower average sales price, driven by inventory mix at Bal Harbour in 2013, as this project is now substantially sold out. This decrease was partially offset by an increase in resort operation revenues, as discussed earlier. Segment earnings increased $10 million in the three months ended September 30, 2013, compared to the corresponding period in 2012, primarily driven by the increase in revenues from our resort operations and other income, and the increase in operating income on sales at Bal Harbour.

Revenues and expenses recognized at Bal Harbour for the three months ended September 30, 2013, with comparative data for the same period in 2012, were as follows (in millions, except for units closed):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Residential sales revenues	$40	$62	$(22)	(35.5)%
Residential expenses	21	50	(29)	(58.0)%

Operating income	$19	$12	$7	58.3%

Operating income margin	47.5%	19.4%		28.1%

Units closed	12	14	(2)	(14.3)%

The decrease in the cost per sale of each unit was due to an increase in the projected revenue for the Bal Harbour project.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Consolidated Results

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,196	$1,280	$(84)	(6.6)%
Management Fees, Franchise Fees and Other Income	700	642	58	9.0%
Vacation Ownership and Residential	748	1,038	(290)	(27.9)%
Other Revenues from Managed and Franchised Properties	1,965	1,828	137	7.5%

Total Revenues	$4,609	$4,788	$(179)	(3.7)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 12 owned hotels that were sold or closed in 2013 and 2012. These sold or closed hotels had revenues of $12 million in the nine months ended September 30, 2013 compared to $146 million for the corresponding period in 2012. Revenues at our Same-Store Owned Hotels (38 hotels for the nine months ended September 30, 2013 and 2012, excluding the 12 hotels sold, one hotel transferred to vacation ownership and 10 additional hotels undergoing significant repositionings or without comparable results in 2013 and 2012) increased 4.8%, or $43 million, to $943 million for the nine months ended September 30, 2013 when compared to $900 million in the corresponding period of 2012. The one hotel transferred to our vacation ownership and residential segment on January 1, 2013 was previously in the Americas segment and had $23 million in revenues in 2012. Additionally, the 10 hotels undergoing significant repositionings or without comparable results had revenues of $221 million in the nine months ended September 30, 2013 compared to $191 million for the corresponding period in 2012. As of September 30, 2013, nine of the 10 hotels undergoing significant repositionings or without comparable results were open and operating at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels increased 4.6% to $166.80 for the nine months ended September 30, 2013 when compared to the corresponding period in 2012. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 4.4% in ADR to $228.27 for the nine months ended September 30, 2013 compared to $218.62 for the corresponding period in 2012 and a slight increase in occupancy rates to 73.1% for the nine months ended September 30, 2013, compared to 73.0% in the corresponding period in 2012. While REVPAR growth was particularly strong at our owned hotels in Miami, Florida, Atlanta, Georgia and Phoenix, Arizona, we experienced decreases in REVPAR at our owned hotels in Buenos Aires, Argentina, Rio de Janeiro, Brazil and London, England.

The increase in management fees, franchise fees and other income was primarily a result of a $44 million increase in management and franchise fees and an increase in other income of approximately $16 million. Total management and franchise fee revenues increased to $683 million for the nine months ended September 30, 2013 compared to $623 million for the corresponding period in 2012. Management fees increased 9.4% to $397 million and franchise fees increased 6.7% to $160 million. These increases were primarily due to the net addition of 46 managed and franchised hotels to our system since September 30, 2012 and a 4.2% increase in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2012. Other income included approximately $14 million of fees associated with the termination of certain management and franchise contracts. As of September 30, 2013, we had 559 managed properties and 548 franchised properties with approximately 322,000 rooms.

Total vacation ownership and residential services revenue decreased $290 million to $748 million for the nine months ended September 30, 2013, when compared to the corresponding period in 2012, primarily due to fewer residential closings at Bal Harbour partially offset by an increase in vacation ownership revenues. During the nine months ended September 30, 2013, we closed sales of 72 units at Bal Harbour and realized revenues of $243 million, compared to closings of 161 units and revenues of $585 million for the nine months ended September 30, 2012. Revenues were also negatively impacted due to a lower average sales price, driven by inventory mix, as this project is now substantially sold out. From project inception through September 30, 2013, we have closed contracts and recognized revenue on 296 units representing approximately 97% of the total residential units.

Vacation ownership revenues for the nine months ended September 30, 2013 increased 11.8%, or $52 million, to $493 million compared to the corresponding period in 2012, primarily due to a $39 million increase in revenues from resort operations and a decrease of $13 million in the loan loss provision, driven by an enhancement to our static pool methodology to include FICO as a credit quality indicator, as well as improved performance in the portfolio. The increase in revenues from resort operations benefited from the transfer of one hotel, which had $21 million in revenues in 2013, from the Americas segment to our vacation ownership and residential segment on January 1, 2013. In addition, originated contract sales of VOI inventory increased 1.7% to $244 million, in the nine months ended September 30, 2013, when compared to the corresponding period in 2012, primarily due to a 1.2% increase in units sold driven by higher closing efficiency and a 0.3% increase in the average price of vacation ownership units sold to approximately $15,000, driven by inventory mix and increased focus on sales through new buyer channels. This increase was partially offset by a decrease in tour flow.

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

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$278	$269	$9	3.3%

Selling, general, administrative and other expenses increased 3.3% to $278 million for the nine months ended September 30, 2013, when compared to the corresponding period of 2012, primarily due to the timing of expenses in 2013, when compared to 2012 and an elective payment of $3 million, in 2013, to retain a management contract associated with a hotel that failed a performance test. These increases were partially offset by approximately $7 million of favorable benefits from the receipt of certain government incentives in connection with the relocation of our corporate headquarters.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$(23)	$(11)	$(12)	n/m

During the nine months ended September 30, 2013, we recorded a favorable adjustment to a legal reserve of approximately $22 million related to judgment and settlement, interest costs, legal fees and expenses in regards to a long standing litigation. During the nine months ended September 30, 2012, we recorded a favorable adjustment of $11 million related to the same litigation (see Note 9).

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$195	$186	$9	4.8%

The increase in depreciation and amortization expense for the nine months ended September 30, 2013, when compared to the corresponding period of 2012, was primarily due to additional depreciation expense related to the completion of certain hotel renovations and other capital expenditures in the last twelve months, partially offset by decreased depreciation expense related to sold hotels.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$725	$669	$56	8.4%

The increase in operating income for the nine months ended September 30, 2013, when compared to the corresponding period of 2012, was primarily due to the $58 million increase in management fees, franchise fees and other income, an increase in operations (revenues less expenses) from our vacation ownership and residential sales, excluding Bal Harbour, of $15 million, an increase in operations (revenues less expenses) of $7 million related to our owned, leased and consolidated joint venture hotels, and a decrease of $12 million in restructuring and other special charges (credits), net, offset by an $18 million decrease in operations (revenues less expenses) from residential sales at Bal Harbour, an increase in selling, general, administrative and other of $9 million, and an increase of $9 million in depreciation and amortization, as discussed earlier.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$17	$19	$(2)	(10.5)%

The decrease in equity earnings and gains from unconsolidated joint ventures, net, for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to a $4 million impairment charge in 2013 associated with a hotel whereby we own a non-controlling joint venture interest, and the comparative period in 2012 benefiting from the impact of favorable mark-to-market adjustments on US dollar denominated debt at several properties in Latin America. These decreases were partially offset by a decrease in depreciation and amortization at one of our joint ventures related to a change in the depreciable life of an asset as a result of a lease extension.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$77	$134	$(57)	(42.5)%

Net interest expense decreased $57 million for the nine months ended September 30, 2013, when compared to the same period of 2012, primarily due to lower average debt balances and a lower average interest rate. For the nine months ended September 30, 2013, we maintained a lower average debt balance, primarily due to the retirement of approximately $1.272 billion of debt with a weighted average interest rate of approximately 7.16% throughout 2012, partially offset by the issuance, in December 2012, of $350 million of 3.125% Senior Notes due 2023.

Our weighted average interest rate was approximately 5.61% at September 30, 2013 compared to 7.03% at September 30, 2012.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, Net	$—	$15	$(15)	n/m

In June 2012, we redeemed all $495 million of our 6.25% Senior Notes due 2013. We recognized a net charge of approximately $15 million during the nine months ended September 30, 2012, associated with this redemption.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(5)	$(7)	$2	(28.6)%

During the nine months ended September 30, 2013, we recorded a loss of $5 million primarily related to losses of $8 million, net, on the sales of three owned hotels, two of which were sold subject to franchise agreements and one of which was sold subject to a management agreement, partially offset by a $4 million gain realized on the sale of a non-core asset (see Note 4).

During the nine months ended September 30, 2012, we recorded a loss of $7 million primarily related to the sale of an owned hotel, which was sold subject to a long-term franchise agreement, offset by the disposition of various non-core assets.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax Expense	$223	$127	$96	75.6%

Income tax expense increased for the nine months ended September 30, 2013, compared to the same period in 2012. The increase was primarily the result of higher pretax income (approximately $40 million of the increase) and a higher effective tax rate (approximately $9 million of the increase), primarily related to a higher percentage of pretax income in the United States in 2013. Additionally, tax expense during the nine months ended September 30, 2013 included an $8 million charge for interest on deferred income from sales of vacation ownership units, while the nine months ended September 30, 2012 benefited by approximately $40 million from certain non-recurring income tax benefits associated with asset dispositions.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$70	$15	$55	n/m

During the nine months ended September 30, 2013, we recorded a tax benefit of $70 million as a result of the reversal of a reserve associated with an uncertain tax position, which was related to a previous disposition. The statute of limitation for this tax position lapsed during the first quarter of 2013.

During the nine months ended September 30, 2012, we recorded a gain of $15 million (net of tax) in discontinued operations, net, primarily due to a $23 million gain (net of tax) related to the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation, which we acquired in 1998. This gain was offset by a loss of $5 million (net of tax) related to the write-down to fair market value of certain wholly-owned hotels classified as held for sale. Additionally, we recorded a loss of $3 million (net of tax) for accrued interest related to the uncertain tax position that lapsed during the first quarter of 2013.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the nine months ended September 30, 2013 and 2012. The results for the nine months ended September 30, 2013 and 2012 represent results for 38 owned, leased and consolidated joint venture hotels (excluding 12 hotels sold, one hotel transferred to vacation ownership and 10 additional hotels undergoing significant repositionings or without comparable results in 2013 and 2012).

	Nine Months Ended September 30,		Variance
	2013	2012
Worldwide (38 hotels with approximately 13,200 rooms)
REVPAR (1)	$166.80	$159.54	4.6%
ADR	$228.27	$218.62	4.4%
Occupancy	73.1%	73.0%	0.1

Americas (22 hotels with approximately 9,500 rooms)
REVPAR (1)	$139.32	$129.35	7.7%
ADR	$195.54	$183.19	6.7%
Occupancy	71.2%	70.6%	0.6

EAME (12 hotels with approximately 2,400 rooms)
REVPAR (1)	$268.03	$262.78	2.0%
ADR	$344.19	$340.99	0.9%
Occupancy	77.9%	77.1%	0.8

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR (1)	$179.09	$187.89	(4.7)%
ADR	$230.72	$226.44	1.9%
Occupancy	77.6%	83.0%	(5.4)

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the nine months ended September 30, 2013 and 2012. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Nine Months Ended September 30,		Variance
	2013	2012
Worldwide (964 hotels with approximately 281,800 rooms)
REVPAR (1)	$118.86	$114.12	4.2%
ADR	$171.93	$167.88	2.4%
Occupancy	69.1%	68.0%	1.1

Americas (567 hotels with approximately 167,600 rooms)
REVPAR (1)	$119.17	$113.06	5.4%
ADR	$164.34	$157.81	4.1%
Occupancy	72.5%	71.6%	0.9

EAME (200 hotels with approximately 51,100 rooms)
REVPAR (1)	$138.36	$134.44	2.9%
ADR	$211.31	$206.97	2.1%
Occupancy	65.5%	65.0%	0.5

Asia Pacific (197 hotels with approximately 63,100 rooms)
REVPAR (1)	$102.49	$100.68	1.8%
ADR	$162.44	$165.96	(2.1)%
Occupancy	63.1%	60.7%	2.4

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$1,143	$1,221	$(78)	(6.4)%
EAME	459	410	49	12.0%
Asia Pacific	244	239	5	2.1%
Vacation ownership and residential	736	1,026	(290)	(28.3)%

Total segment revenues	$2,582	$2,896	$(314)	(10.8)%

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$449	$421	$28	6.7%
EAME	161	141	20	14.2%
Asia Pacific	151	149	2	1.3%
Vacation ownership and residential	235	237	(2)	(0.8)%

Total segment earnings	$996	$948	$48	5.1%

The Americas

Segment revenues decreased $78 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012. The decrease in revenues was primarily related to a $115 million decrease in revenues from our owned, leased and consolidated joint venture hotels, partially offset by a $34 million increase in management fees, franchise fees and other income and a $3 million increase in residential revenues.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to decreased revenues from 12 owned hotels that were sold or closed in 2013 and 2012. These sold or closed hotels had revenues of $12 million in the nine months ended September 30, 2013 compared to $146 million for the corresponding period in 2012. Additionally, revenues decreased $23 million from the transfer of one hotel from the Americas segment to our vacation ownership and residential segment on January 1, 2013. Decreased revenue from sold and transferred hotels was partially offset by a $40 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 7.7% to $139.32 for the nine months ended September 30, 2013 when compared to the corresponding period in 2012.

The increase in management fees, franchise fees and other income was primarily due to the net addition of 27 managed and franchised hotels since September 30, 2012 and a 5.4% increase in Same-Store Systemwide Hotel REVPAR for the nine months ended September 30, 2013 when compared to the corresponding period in 2012. As of September 30, 2013, we had 172 managed properties and 455 franchised properties with approximately 181,000 rooms.

Segment earnings increased $28 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012, primarily due to the increase in management fees, franchise fees and other income of $34 million discussed above and a $3 million increase in residential revenues, partially offset by a $9 million decrease in operations (revenues less expenses) from our owned, leased and consolidated joint venture hotels as a result of the asset sales discussed above.

EAME

Segment revenues increased $49 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012. The increase in revenues was primarily related to a $35 million increase in revenues from our owned, leased and consolidated joint venture hotels and a $13 million increase in management fees, franchise fees and other income.

The $35 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $28 million increase in revenues from four owned or leased hotels without comparable results in 2013 and 2012. These hotels underwent major renovations during 2012 and are now operating at full capacity. Additionally, Same-Store Owned Hotel revenues increased $7 million for the nine months ended September 30, 2013 when compared to the corresponding period in 2012 as REVPAR increased 2.0% to $268.03.

The increase in management fees, franchise fees and other income was primarily due to the receipt of approximately $10 million of fees associated with the termination of certain management contracts, the net addition of three managed and franchised hotels since September 30, 2012 and a 2.9% increase in Same-Store Systemwide Hotel REVPAR for the nine months ended September 30, 2013 when compared to the corresponding period in 2012. Increases in REVPAR in Europe benefited from the favorable impact of foreign currency exchange, while REVPAR in Africa and the Middle East was negatively impacted by the unfavorable impact of foreign currency exchange during the nine months ended September 30, 2013 when compared to the corresponding period in 2012. As of September 30, 2013, we had 187 managed properties and 45 franchised properties with approximately 59,500 rooms.

Segment earnings increased $20 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012, primarily due to a $15 million increase in operations (revenues less expenses) from our owned, leased and consolidated joint venture hotels and the $13 million increase in management fees, franchise fees and other income discussed above, partially offset by a $5 million increase in divisional overhead expenses primarily related to an increase in reserves for uncollectible receivables from certain hotels.

Asia Pacific

Segment revenues increased $5 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012. The increase in revenues was primarily related to an $8 million increase in management fees, franchise fees and other income, partially offset by a $4 million decrease in revenues from our owned, leased and consolidated joint venture hotels.

The increase in management fees, franchise fees and other income was due to the net addition of 16 managed and franchised hotels since September 30, 2012 and a 1.8% increase in Same-Store Systemwide Hotel REVPAR for the nine months ended September 30, 2013 when compared to the corresponding period in 2012. Increases in REVPAR in China benefited from the favorable impact of foreign currency exchange, while REVPAR at properties in the rest of Asia was negatively impacted by the unfavorable impact of foreign currency exchange during the nine months ended September 30, 2013 when compared to the corresponding period in 2012. As of September 30, 2013, we had 200 managed properties and 48 franchised properties with approximately 81,500 rooms.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a decrease in REVPAR of 4.7% due to a decrease in occupancy of 5.4%, partially offset by an increase in ADR of 1.9%.

Segment earnings increased $2 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012, primarily driven by the $8 million increase in management fees, franchise fees and other income discussed above and a $1 million increase in joint venture income, which was partially offset by a $5 million increase in overhead expenses and a $3 million decrease in residential revenues.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue decreased $290 million to $736 million for the nine months ended September 30, 2013 when compared to the corresponding period in 2012, primarily due to fewer residential closings at Bal Harbour in 2013, as this project is now substantially sold out. This decrease was partially offset by an increase in vacation ownership revenues, as discussed earlier. Segment earnings decreased $2 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012, primarily driven by the decrease in operating income on sales at Bal Harbour due to the decrease in sales volume partially offset by the increase in revenues from our resort operations.

Revenues and expenses recognized at Bal Harbour for the nine months ended September 30, 2013, with comparative data for the same period in 2012, were as follows (in millions, except for units closed):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Residential sales revenues	$243	$585	$(342)	58.5%
Residential expenses	136	460	(324)	70.4%

Operating income	$107	$125	$(18)	(14.4)%

Operating income margin	44.0%	21.4%		22.6%

Units closed	72	161	(89)	(55.3)%

The decrease in the cost per sale of each unit was due to an increase in the projected revenue for the Bal Harbour project.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management fees and franchise fees, operating income from our owned, leased and consolidated joint venture hotels and sales of VOIs and residential units. Other sources of cash are distributions from joint ventures, servicing financial assets and interest income. These are the principal sources of cash used to fund our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments, property and income taxes and share repurchases.

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

Cash Used for Investing Activities

Gross capital spending during the nine months ended September 30, 2013 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$26
Corporate and information technology	55

Subtotal	81

VOI and Residential Capital Expenditures:
Net capital expenditures for inventory (excluding St. Regis Bal Harbour) (2)	$(37)
Capital expenditures for inventory — St. Regis Bal Harbour	4

Subtotal	(33)

Development Capital	199

Total Capital Expenditures	$247

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $21 million less cost of sales of $58 million.

Gross capital spending during the nine months ended September 30, 2013 included approximately $81 million of maintenance capital and $199 million of development capital. Investment spending on gross VOI and residential inventory was $25 million, primarily at Westin Desert Willow in Palm Desert and Bal Harbour. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2013 (excluding vacation ownership and residential inventory) will be approximately $150 million for maintenance, renovations, and technology capital. In addition, for the full year 2013, we currently expect to spend approximately $275 million for investment projects, various joint ventures and other investments.

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

Since 2006 and through September 30, 2013, we have sold 77 hotels realizing cash proceeds of approximately $6.2 billion in numerous transactions, including net cash proceeds of approximately $126 million from the sale of four hotels during the nine months ended September 30, 2013. To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers.

There can be no assurance that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of September 30, 2013:

	Amount Outstanding at September 30, 2013 (a)	Weighted Average Interest Rate at September 30, 2013	Weighted Average Remaining Term
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit	$—	—	4.4
Mortgages and Other	41	4.65%	3.2
Interest Rate Swaps	200	5.18%

Total/Average	$241	5.09%	3.2

Fixed Rate Debt
Senior Notes	$1,220	5.93%	5.6
Mortgages and Other	6	5.15%	14.6
Interest Rate Swaps	(200)	6.95%

Total/Average	$1,026	5.73%	5.7

Total Debt
Total Debt and Weighted Average Terms	$1,267	5.61%	5.6

(a)	Excludes approximately $219 million of our share of unconsolidated joint venture debt and securitized vacation ownership debt of $397 million, all of which is non-recourse.

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

Our Facility is used to fund general corporate cash needs. As of September 30, 2013, we have availability of $1.75 billion under the Facility. The Facility allows for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 1.25% plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage covenants.

Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Gross Unsecuritized Debt	$1,267	$1,275
less: cash (including restricted cash of $125 million in 2013 and $123 million in 2012)	(819)	(428)

Net Unsecuritized Debt	$448	$847

Gross Securitized Debt (non-recourse)	$397	$533
less: cash restricted for securitized debt repayments (not included above)	(16)	(41)

Net Securitized Debt	$381	$492

Total Net Debt	$829	$1,339

During the nine months ended September 30, 2013, we terminated the 2005 Securitization, including pay-down of all outstanding principal and interest due. The termination required a cash settlement of $21 million, $18 million of which was received and designated as pre-funding from the proceeds of the 2012 Securitization. Upon termination, $19 million of receivables previously related to the 2005 Securitization were transferred to the 2012 Securitization. In connection with this transaction, we wrote-off certain deferred financing costs associated with the 2005 Securitization to interest expense, the impact of which was de minimis (See Note 10).

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility and our capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends (including the $1.35 per share declared for 2013), working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $323 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we would be subject to U.S. income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following commercial commitments outstanding as of September 30, 2013 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$117	$94	$—	$—	$23

During the nine months ended September 30, 2013, our Board of Directors authorized a $500 million increase to the share repurchase program, and we repurchased approximately 3,678,400 common shares at a weighted average price of $64.39 for a total cost of approximately $237 million. Through October 18, 2013, we repurchased an additional 1,138,000 common shares at an average price of $66.69. As of September 30, 2013, $443 million remained available under the share repurchase authorization approved by our Board of Directors (see Note 16).

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

On October 18, 2013, we agreed to settle a pending litigation arising out of a dispute over a hotel development contract. In anticipation of the settlement, during the three months ended September 30, 2013, we recorded a favorable adjustment to a legal reserve of approximately $22 million related to judgment and settlement, interest costs, legal fees and expenses in regards to a long standing litigation.

Item 1A.	Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At September 30, 2013, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 5.	Other Information

On October 22, 2013 we established and executed the Starwood Savings Restoration Plan (the “Savings Restoration Plan”), effective as of January 1, 2013, for the benefit of a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401 of the Employee Retirement Income Security Act of 1974.

Participants in the Savings Restoration Plan are expected to include our named executive officers and our other U.S. employees and affiliated companies (as defined in the Savings Restoration Plan) who (1) participate in the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan (the “401(k) Plan”), (2) are eligible to receive performance share or unit awards under the Starwood Hotels & Resorts Worldwide, Inc. 2013 Long-Term Incentive Plan (the “Equity Plan”), and (3) whose compensation is expected to exceed the compensation limit to a qualified defined contribution plan under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Code”). Participation is also subject to revocation by our Compensation and Option Committee of the Board of Directors, as described further in the Savings Restoration Plan.

The Savings Restoration Plan will be administered by our Global Benefits Committee under the 401(k) Plan (the “Benefits Committee”). Under the Savings Restoration Plan, we will make contributions to participants who, for each calendar year beginning on or after January 1, 2013 (“Plan Year”), are (1) credited with a performance share or unit award under the Equity Plan as of February of both that Plan Year and the following Plan Year and (2) make the maximum elective deferrals permitted under the 401(k) Plan under Section 402(g) of the Code for that Plan Year. Our contribution for a Plan Year will be equal to 4.0% of a participant’s compensation for such Plan Year that is in excess of the limit on compensation under Section 401(a)(17) of the Code.

The Savings Restoration Plan is an unfunded plan. Our contributions under the Savings Restoration Plan will be credited to individual participant accounts. Participants will be fully vested in such accounts upon completion of two years of service, as determined in accordance with the 401(k) Plan, or, if earlier, as of any other date the participant’s matching contributions under the 401(k) Plan become 100% nonforfeitable. Participant accounts will be credited at the end of each calendar quarter with deemed investment income for the quarter on the amounts in such accounts based on the annual 30-year Treasury Securities rate of interest (or such other deemed investment as the Benefits Committee may designate). The vested balance in a participant’s account generally will be distributed in the form of a single cash payment (subject to any applicable tax and other withholding) during a two-month period beginning on a designated payment date, which designated payment date will be determined based on when during the calendar year a participant has a Separation from Service (as defined in the Savings Restoration Plan). The timing for distribution of participant accounts is intended to satisfy the requirements under Section 409A of the Code. Beneficiaries for participant accounts may be designated by participants as described in the Savings Restoration Plan, and the Savings Restoration Plan also contains procedures by which a participant may make a claim for due and payable benefits.

The foregoing description of the Savings Restoration Plan is qualified in its entirety by reference to the complete text thereof, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits.

10.1	Starwood Savings Restoration Plan
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

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

Date: October 25, 2013