Form 10-K
period 2013-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2014-02-24
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer”, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sales price as quoted on the New York Stock Exchange was approximately $12.3 billion.

As of February 7, 2014, the registrant had 191,923,666 shares of common stock outstanding.

Documents Incorporated by Reference:

Document	Where Incorporated
Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

This Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”). Unless the context otherwise requires, all references to “we,” “us,” “our,” “Starwood,” or the “Company” refer to the Corporation and include those entities owned or controlled by the Corporation.

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

General

We are one of the largest hotel and leisure companies in the world, with 1,175 properties providing approximately 346,800 rooms in nearly 100 countries and 181,400 employees under our management at our owned and managed properties, vacation ownership resorts and corporate offices. We conduct our hotel and leisure business both directly and through our subsidiaries. We boast one of the industry’s leading loyalty programs, Starwood Preferred Guest (“SPG”), allowing members to earn and redeem points for room stays, room upgrades and airline flights, with no blackout dates. We also own Starwood Vacation Ownership, Inc., a premier provider of world-class vacation experiences through villa-style resorts and privileged access to Starwood brands.

Our revenue and earnings are derived primarily from hotel operations, which include management fees and other fees earned from hotels we manage pursuant to management contracts, the receipt of franchise fees and other fees pursuant to franchise agreements and the operation of our owned hotels. We consider our hotels and resorts, including vacation ownership resorts (together “Hotels”), generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence attributable to age, condition of facilities and style may adversely affect our Hotels, we and the third-party owners of the managed and franchised Hotels expend substantial funds to renovate and maintain our facilities in order to remain competitive. For further information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this Annual Report.

Our hotel business is largely focused on the global operation of hotels and resorts primarily in the luxury and upper upscale segments of the lodging industry. We seek to acquire management or franchise rights with respect to, or interests in, properties in these segments. At December 31, 2013, our hotel business included 1,161 owned, managed or franchised hotels with approximately 339,200 rooms, comprising 47 hotels that we own or lease or in which we have a majority equity interest, 563 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 551 hotels for which we receive franchise fees. Additionally, our vacation ownership and residential business included 14 stand-alone vacation ownership resorts and residential properties at December 31, 2013. All brands (other than the Four Points by Sheraton, the Aloft and Element brands) represent full-service properties that range in amenities from luxury hotels to more moderately priced hotels. Our Four Points by Sheraton, Aloft and Element brands are mostly select-service properties that cater to more value oriented consumers.

Our operations are in geographically diverse locations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2013:

	Number of Properties	Rooms
Managed and unconsolidated joint venture hotels	563	189,900
Franchised hotels	551	133,400
Owned hotels (a)	47	15,900
Vacation ownership resorts and stand-alone properties	14	7,600

Total properties	1,175	346,800

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of Properties	Rooms
North America (and Caribbean)	590	182,700
Latin America (and Mexico)	79	17,300
Americas	669	200,000
Europe	158	38,100
Africa and the Middle East	85	22,800
Europe, Africa and the Middle East	243	60,900
Greater China	130	48,300
Rest of Asia	133	37,600
Asia Pacific	263	85,900

Total properties	1,175	346,800

We manage and operate our hotel business in three separate hotel segments: (i) the Americas, (ii) Europe, Africa and the Middle East (“EAME”), and (iii) Asia Pacific. Our vacation ownership and residential business is a separate segment. Note 26 to the consolidated financial statements presents further information about our segments.

For a discussion of our revenues, profits, assets and reportable segments, see our consolidated financial statements of this Annual Report, including the notes thereto.

The Corporation was incorporated in 1980 under the laws of Maryland. Sheraton and Westin, Starwood’s largest brands, have been serving guests for more than 60 years. Starwood Vacation Ownership (including its predecessor, Vistana, Inc.) has been selling vacation ownership interests (“VOIs”) for more than 30 years.

Our principal executive offices are located at One StarPoint, Stamford, Connecticut 06902, and our telephone number is (203) 964-6000.

Hotel Business

Branded Hotel Management Business. Hotel and resort properties are often owned by entities that do not manage hotels or own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of branding, including marketing, centralized reservations, loyalty programs, and other centralized services, particularly in the sales and marketing area. We believe that companies, such as Starwood, that offer both hotel management services and well-established global brand names appeal to hotel owners by providing the full range of management, marketing, sales and reservation services. In 2013, we opened 74 managed or franchised hotels with approximately 16,200 rooms, and 32 managed or franchised hotels with approximately 7,500 rooms exited our system.

Managed Hotels. We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide centralized reservation services, loyalty program services and coordinate national and international sales, advertising, marketing and other promotional services. We prepare and implement annual budgets for the hotels we manage and allocate property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2013, we managed 563 hotels with approximately 189,900 rooms worldwide.

During the year ended December 31, 2013, we generated management fees by geographic area as follows:

North America (and Caribbean) (a)	38.2%
Latin America (and Mexico)	4.1%
Americas	42.3%
Europe	13.5%
Africa and the Middle East	12.8%
Europe, Africa and the Middle East	26.3%
Greater China	17.1%
Rest of Asia	14.3%
Asia Pacific	31.4%

Total	100.0%

(a)	Management fees generated in the United States were 34.7% of total worldwide management fees.

Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, loyalty program, national and international advertising and sales and marketing. In our experience, owners seek hotel managers that can provide attractively priced base, incentive and marketing fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, some hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand, so as to align the interests of the owner and Starwood. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept or will retain a particular management contract. During the year ended December 31, 2013, we opened 33 managed hotels with approximately 8,600 rooms, and eight managed hotels with approximately 2,500 rooms exited our system. In addition, during 2013, we signed management agreements for 82 hotels with approximately 20,800 rooms, a small portion of which opened in 2013 and the majority of which will open in the future.

Brand Franchising and Licensing. We franchise our Luxury Collection, Westin, Le Méridien, Sheraton, Four Points by Sheraton, Aloft and Element brands and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, loyalty program, national and international advertising and sales and marketing. We also review certain plans for the location and design of franchised hotels to conform with our brand standards. At December 31, 2013, there were 551 franchised properties with approximately 133,400 rooms.

During the year ended December 31, 2013, we generated franchise fees by geographic area as follows:

North America (and Caribbean) (a)	81.2%
Latin America (and Mexico)	3.7%
Americas	84.9%
Europe	6.7%
Africa and the Middle East	0.4%
Europe, Africa and the Middle East	7.1%
Greater China	2.0%
Rest of Asia	6.0%
Asia Pacific	8.0%

Total	100.0%

(a)	Franchise fees generated in the United States were 70.9% of total worldwide franchise fees.

In addition to the franchise contracts we retained in connection with the sale of hotels during the year ended December 31, 2013, we opened 41 franchised hotels with approximately 7,600 rooms, and 24 franchised hotels with approximately 5,000 rooms exited our system. In addition, during 2013 we signed franchise agreements for 70 hotels with approximately 11,400 rooms, a portion of which opened in 2013 and a portion of which will open in the future.

Owned, Leased and Consolidated Joint Venture Hotels. Historically, we derived the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results were driven by the hotels in North America. However, in 2006, we embarked upon our asset-light strategy and decided to sell a significant number of our owned hotel portfolio. The majority of these hotels were sold subject to long-term management or franchise contracts.

Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the years ending December 31, 2013, 2012 and 2011 were $1,612 million, $1,698 million and $1,768 million, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $829 million, $956 million and $1,001 million for 2013, 2012 and 2011, respectively).

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the years ended December 31, 2013 and 2012:

Top Five Domestic Markets in the United States as a % of Total Owned

Revenues for the Years Ended December 31, 2013 and 2012(1)

	2013	2012
Metropolitan Area	Revenues	Revenues
New York, NY	10.0%	11.7%
Hawaii	6.8%	6.6%
Phoenix, AZ	6.8%	5.5%
San Francisco, CA	5.6%	4.6%
Miami, FL	3.9%	2.6%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the years ended December 31, 2013 and 2012:

Top Five International Markets as a % of Total Owned

Revenues for the Years Ended December 31, 2013 and 2012(1)

	2013	2012
Country	Revenues	Revenues
Canada	11.7%	11.2%
Italy	8.7%	6.6%
Spain	7.7%	6.0%
Mexico	5.1%	4.6%
Australia	5.0%	4.9%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

During the years ended December 31, 2013 and 2012, we invested approximately $318 million and $315 million, respectively, for capital expenditures at owned hotels and other investments.

As discussed above, we have implemented a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. Since 2006, we have sold 79 hotels realizing cash proceeds of approximately $6.3 billion in numerous transactions, including net cash proceeds of approximately $248 million from the sale of six hotels during the year ended December 31, 2013.

As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements; selling VOIs; and investing in real estate assets where there is a strategic rationale for doing so, which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global system, broad customer and owner base and other resources and by taking advantage of our scale to reduce costs. The implementation of our strategy and financial planning is impacted by the uncertainty relating to geopolitical and economic environments around the world and its consequent impact on travel.

Following the sale of a significant number of our hotels in the past few years, as of December 31, 2013, we own or lease 47 hotels as follows:

Hotel	Location	Rooms
U.S. Hotels:
The St. Regis, San Francisco	San Francisco, CA	260
The St. Regis New York	New York, NY	238
The St. Regis Bal Harbour Resort (a)	Miami, FL	228
The Phoenician, Scottsdale	Scottsdale, AZ	643
W New York – Times Square	New York, NY	509
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,073
The Westin Maui Resort & Spa, Ka’anapali	Maui, HI	759
Sheraton Kauai Resort	Koloa, HI	394
Sheraton Steamboat Resort	Steamboat Springs, CO	264
Sheraton Suites Philadelphia Airport	Philadelphia, PA	251
Aloft Tucson University	Tucson, AZ	154
Aloft Philadelphia Airport	Philadelphia, PA	136
Element Denver Park Meadows	Denver, CO	123
Four Points by Sheraton Philadelphia Airport	Philadelphia, PA	177
The Tremont Chicago Hotel at Magnificent Mile	Chicago, IL	135

(a)	In January 2014, we sold The St. Regis Bal Harbour Resort in Miami, FL for gross cash proceeds of $213 million subject to a long-term management contract.

International Hotels:	Location	Rooms
The St. Regis Grand Hotel, Rome	Rome, Italy	161
The St. Regis Osaka	Osaka, Japan	160
The St. Regis Florence	Florence, Italy	100
Park Tower, Buenos Aires	Buenos Aires, Argentina	181
Hotel Alfonso XIII, Seville	Seville, Spain	151
Hotel Imperial, Vienna	Vienna, Austria	138
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	136
Hotel Gritti Palace, Venice	Venice, Italy	82
Hotel Goldener Hirsch, Salzburg	Salzburg, Austria	70
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, England	192
The Westin Resort & Spa, Cancun	Cancun, Mexico	379
The Westin Excelsior, Rome	Rome, Italy	316
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico	280
The Westin Denarau Island Resort	Nadi, Fiji	273
The Westin Resort & Spa, Los Cabos	Los Cabos, Mexico	243
The Westin Excelsior, Florence	Florence, Italy	171
The Westin Dublin	Dublin, Ireland	163
Sheraton Centre Toronto Hotel	Toronto, Canada	1,377
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Maria Isabel Hotel & Towers	Mexico City, Mexico	755
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	742
Sheraton on the Park	Sydney, Australia	557
Sheraton Rio Hotel & Resort	Rio de Janeiro, Brazil	542
Sheraton Gateway Hotel in Toronto International Airport	Toronto, Canada	474
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
The Park Lane Hotel, London	London, England	303
Sheraton Fiji Resort	Nadi, Fiji	264
Sheraton Paris Airport Hotel & Conference Centre	Paris, France	252
Sheraton Ambassador Hotel	Monterrey, Mexico	229
Sheraton Diana Majestic Hotel, Milan	Milan, Italy	106
Sheraton Santa Maria de El Paular	Rascafria, Spain	44

Vacation Ownership and Residential Business

We derive revenues and earnings from the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs in the resorts and providing financing to customers who purchase such interests. Generally, these resorts are marketed under our brand names. Additionally, our revenues and earnings are derived from the development, marketing and selling of residential units at mixed use hotel projects owned by us as well as fees earned from the marketing and selling of residential units at mixed use hotel projects under our brands developed by third-party owners.

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

We have also entered into arrangements with several third-party owners for mixed use hotel projects that include a residential component. We have entered into licensing agreements for the use of certain of our brands to allow the owners to offer branded residences to prospective purchasers. In consideration, we typically receive a licensing fee equal to a percentage of the gross sales revenue of the units sold.

On January 1, 2013, we transferred the Westin St. John, in St. John, U.S. Virgin Islands, from our Americas’ hotel segment to the vacation ownership and residential segment. For periods prior to January 1, 2013, hotel revenues and expenses of the Westin St. John are included in the Americas’ segment, whereas subsequent to the transfer date, those revenues and expenses are included in the vacation ownership and residential segment.

In late 2011, we completed the development of a wholly-owned residential project at the St. Regis Bal Harbour Resort in Miami, FL (“Bal Harbour”). During the year ended December 31, 2013, we closed sales of 78 units. From project inception through December 31, 2013, we have closed contracts and recognized revenue on 302 units representing approximately 99% of the total residential units.

At December 31, 2013, we had 22 owned vacation ownership resorts in the United States, Mexico and the Bahamas, consisting of 13 stand-alone, eight mixed-use and one unconsolidated joint venture. In addition, we had Bal Harbour, which was substantially sold out at December 31, 2013. At December 31, 2013, we were actively selling VOIs and residences at 18 sites in our portfolio.

During 2013 and 2012, we invested approximately $62 million and $85 million, respectively, for vacation ownership and residential capital expenditures, including construction at the Westin Desert Willow in Palm Desert, CA, the Westin St. John in St. John, U.S. Virgin Islands, the Sheraton Vistana Villages, in Orlando, FL and the completion of construction of our residential project at Bal Harbour. In addition, this amount includes inventory repurchases at the Sheraton Vistana Resort in Orlando, FL and the Westin Ka’anapali Ocean Resort in Maui, Hawaii.

Our Brands

Through our brands, we are well represented in most major markets around the world. The following table reflects our hotel and vacation ownership properties, by brand, as of December 31, 2013:

	Hotels, VOI and Residential
	Properties	Rooms
St. Regis	31	6,700
Luxury Collection	85	17,000
W	45	13,000
Westin	198	75,700
Le Méridien	95	25,800
Sheraton	432	152,700
Four Points	181	32,400
Aloft	79	13,300
Element	11	1,800
Independent / Other (a)	18	8,400

Total	1,175	346,800

(a)	Includes the 13 stand-alone and one unconsolidated joint venture vacation ownership properties totaling 7,600 rooms.

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

W® (luxury and upper upscale full-service hotels, retreats and residences) is where iconic design and cutting-edge lifestyle set the stage for exclusive and extraordinary experiences. Each hotel and retreat is uniquely inspired by its destination, where innovative design converges with local influences to create energizing spaces for guests to play or work by day or mix and mingle by night. Guests are invited into dynamic environments that combine entertainment, vibrant lounges, modern guestrooms, and innovative cocktail culture and cuisine. The beats per minute increase as the day transitions to night, amplifying the scene in every W Living Room for guests to socialize and see and be seen. W Hotels Worldwide, a global design powerhouse brought to life through W Happenings, exclusive partnerships and the signature Whatever/Whenever® service philosophy that grants its guests and local community access to what’s new and next.

Westin® (luxury and upper upscale full-service hotels, resorts and residences) provides innovative programs and instinctive services designed with our guests’ well-being in mind. Indulge in a deliciously wholesome menu, including exclusive SuperFoodsRx® dishes. Energize in the fitness studio with the industry-leading WestinWORKOUT®. Revive in the Heavenly® Bath where luxurious touches create a spa-like experience. And of course, experience truly restorative sleep in the world-renowned Heavenly® Bed—an oasis of lush sheets, down, and patented pillow-top mattress. Whether an epic city center location or a refreshing resort destination, Westin ensures guests leave feeling better than when they arrived. Westin. For A Better You.

Le Méridien® (luxury and upper upscale full-service hotels, resorts and residences) is a Paris-born global hotel brand, currently represented by close to 100 properties in over 40 countries worldwide. Le Méridien aims to target the creative and curious-minded traveler: an audience eager to experience something new in every destination and discover things with a new perspective. A curated approach towards culture, the arts, and cuisine unlocks the destination for Le Méridien guests in special and inspiring ways. Signature to the experience is Le Méridien Hub – the brand’s signature lobby concept where a café inspired atmosphere and high impact art, music, and food & beverage experiences set the scene for guests to socialize and exchange ideas in a curated environment, and our Unlock Art program offering free access to local cultural institutions. Le Méridien is more than a hotel, it’s your key to unlocking unique destinations around the globe.

Sheraton® (luxury and upper upscale full-service hotels, resorts and residences) is our largest brand serving the needs of business and leisure travelers worldwide. For over 75 years this iconic brand has welcomed guests, becoming a trusted friend to travelers and one of the world’s most recognized hotel brands. From being the first hotel brand to step into major international markets like China, to completely captivating entire destinations like Waikiki, Sheraton understands that travel is about bringing people together. Our social spaces define and differentiate Sheraton. The Link@SheratonSM experienced with Microsoft is the heart of our lobby. Guests enjoy the upside of everything with Sheraton Club, designed with SPG members in mind. Sheraton Fitness by EXOS brings guests together as they train and eat healthy on the road. Sheraton transcends lifestyles, generations and geographies and will continue to welcome generation after generation of world travelers as The World’s Gathering Place.

Four Points® (select-service hotels) delights the smart traveler with what is needed on the road for greater comfort and productivity. All at the honest value our guests deserve, with perks they don’t expect. Our guests start their day feeling energized and finish up relaxed, by kicking back with one of our Best Brews (local craft beer, coffee). Four Points is Best For Business.

Aloft® (select-service hotels) opened its first hotel in 2008 and has rapidly expanded to 79 properties in 18 countries by the end of 2013. Designed for global travelers who love open spaces, open thinking and open expression, Aloft is where travel creates possibilities. An affordable alternative for the tech-savvy and confidently social, Aloft caters to the global traveler. With a vibrant social scene at W XYZ® bar, modern authentic design throughout and technology that keeps up with the next gen traveler, Aloft is: Different. By Design.

Element® (extended stay hotels) first opened in 2008, providing a modern, upscale and intuitively designed hotel experience that allows travelers a place to thrive. Whether stopping by for a few days or settling in for a few weeks, Element hotels proves that time away from home doesn’t mean time away from life. All Element hotels are pursuing LEED certification furthering the green from the ground up sensibility of the brand. Extended Stay Reimagined.

Competition

The hotel and timeshare industries are highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price, the ability to earn and redeem loyalty program points and other factors. We believe that we compete favorably in these areas.

Our properties compete with other hotels and resorts in their geographic markets, including facilities owned by local companies and facilities owned by national and international chains. Our principal competitors include other hotel operating companies, national and international hotel brands, and ownership companies (including hotel REITs). While some of our competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners and sell VOIs, under a variety of brands that compete directly with our brands.

Intellectual Property

We operate in a highly competitive industry and our intellectual property, including brands, logos, trademarks, service marks, and trade dress, is an important component of our business. The success of our business depends, in part, on the increased recognition of our brands and our ability to further develop our brands globally through the use of our intellectual property. To that end, we apply to register and renew our intellectual property, enforce our rights against the unauthorized use of our intellectual property by third parties, and otherwise protect our intellectual property through strategies and in jurisdictions where we reasonably deem appropriate.

Environmental Matters

We are subject to certain requirements and potential liabilities under various foreign and U.S. federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). Under such laws, we could be held liable for the costs of removing or cleaning up hazardous or toxic substances at, on, under, or in our currently or formerly owned or operated properties. Such laws may impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws govern occupational exposure to asbestos-containing materials (“ACMs”) and require abatement or removal of certain ACMs (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of our hotels) in the event of damage or demolition, or certain renovations or remodeling. Environmental Laws also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. A number of our hotels have underground storage tanks (“USTs”) and equipment containing chlorofluorocarbons (“CFCs”); the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.

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

Employees

At December 31, 2013, approximately 181,400 people were employed at our corporate offices, owned and managed hotels and vacation ownership resorts, of which approximately 29% were employed in the United States. At December 31, 2013, approximately 25% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are satisfactory.

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

Risks Relating to Our Business and Industry

We Are Subject to the Business, Financial and Operating Risks Common to the Hotel, Vacation Ownership and Residential Industries, Any of Which Could Reduce Our Revenues and Limit Opportunities for Growth. Business, financial and operating risks common to the hotel, vacation ownership and residential industries include:

•	significant competition from multiple hospitality providers in all parts of the world;

•	the costs and administrative burdens associated with complying with applicable laws and regulations in the U.S. and in all of the other countries in which we operate;

•	delays in or cancellations of planned or future development or refurbishment projects;

•

changes in desirability of geographic regions of the hotels or timeshare resorts in our business, geographic concentration of our operations and customers (including certain concentration in new and emerging markets), and shortages of desirable locations for development;

•

decreases in the demand for transient rooms, vacation ownership interests, residential products and related lodging services, including a reduction in business travel as a result of alternatives to in-person meetings (including virtual meetings hosted online or over private teleconferencing networks) or due to general economic conditions;

•	decreased corporate or governmental travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•	negative public perception of corporate travel-related activities;

•	statements, actions, or interventions by governmental officials related to travel, meetings or other aspects of hotel business and operations;

•	the impact of internet intermediaries and other new industry entrants on pricing and the value of our brands and our increasing reliance on technology;

•	health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•

changes in operating costs including, but not limited to, energy, water, labor costs (including the impact of labor shortages and unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	disputes with owners of properties may lead to the termination of our management or franchise agreements or result in litigation;

•	the availability and cost of capital to allow us and hotel owners and franchisees to fund construction and renovations;

•	the financial condition of third-party owners, developers, franchisees and joint venture partners; and

•	cyclical over-building in the hotel, residential and vacation ownership industries.

Macroeconomic and Other Factors Beyond Our Control Can Adversely Affect and Reduce Demand For Our Products and Services. Macroeconomic and other factors beyond our control that could adversely affect and reduce demand for our products and services include, but are not limited to:

•	changes in general economic conditions, including low consumer confidence, unemployment levels and the severity and duration of downturns in the United States, Europe and global economies;

•	war, political conditions and civil unrest, terrorist activities or threats and heightened travel security measures instituted in response thereto;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, drought, volcanic eruptions, oil spills and nuclear incidents;

•	conditions which negatively shape public perception of travel, including travel-related accidents and travelers’ fears of exposures to contagious diseases;

•	the financial condition of the airline, automotive and other transportation-related industries;

•	the physical risks of climate change and/or availability and quality of natural resources, such as a secure and economical supply of water or energy in some locations; and

•	foreign exchange fluctuations.

If We Are Unable to Maintain Existing Management and Franchise Agreements or Obtain New Agreements on as Favorable Terms, Our Operating Results May Be Adversely Affected. We are impacted by our relationships with hotel owners and franchisees. Our hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace us in certain circumstances, such as the bankruptcy of the hotel owner or franchisee, the failure to meet certain financial or performance criteria and in certain cases, upon a sale of the property. Our ability to meet these financial and performance criteria is subject to, among other things, the risks common to hotel industries described above. Factors outside of our control could also have a significant negative impact on the financial condition and viability of our hotel property owners. Additionally, the nature of responsibilities under these management and franchise arrangements may give rise to disagreements with the property owners. Any disputes with property owners could be very expensive for us, even if the outcome is ultimately decided in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party. An adverse result in any of these proceedings could materially adversely affect our results of operations. Furthermore, specific to our industry, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, which means that property owners may assert the right to terminate agreements even where the agreements do not expressly provide for termination. In the event of any such termination, we may need to enforce our right to damages for breach of contract and related claims and incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected value of the fees and other amounts we would have otherwise collected under the management agreement. Consequently, our operating results would be adversely affected if we could not maintain existing management, franchise or representation agreements or obtain new agreements on as favorable terms as the existing agreements.

We and Our Third Party Licensees May Not Be Able to Sell Residential Properties Using Our Brands for a Profit or at Anticipated Prices. We utilize our brands in connection with the residential portions of certain properties that we develop, and we license our brands to third parties to use in a similar manner for a fee. Residential properties using our brands could become less attractive due to changes in mortgage rates and the availability of mortgage financing generally, market absorption or oversupply in a particular market, changes in tax laws, or other factors affecting real estate markets. As a result, we and our third party licensees may not be able to sell these residences for a profit or at the prices that we or they have anticipated.

The Global Economy Generally May Continue to Impact Our Financial Results and Growth. Consumer demand for our services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Weak economic conditions in Europe and other parts of the world, potential disruptions in the U.S. economy, political instability in some areas throughout the world, and the uncertainty over how long any of these conditions will continue, could have a negative impact on the hotel and vacation ownership and residential industries by decreasing the revenues and profitability of our owned properties, limiting the amount of fee revenues we are able to generate from our managed and franchised properties, and reducing overall demand for timeshare intervals. Substantial increases in air and ground travel costs and decreases in airline capacity could reduce demand for our hotel rooms and interval and fractional timeshare products. Accordingly, our financial results have been impacted by such economic conditions and both our future financial results and growth could be further harmed if recovery from the economic conditions stalls or such conditions worsen. In certain cases, we have entered into third party hotel management contracts which contain performance guarantees specifying that certain operating metrics will be achieved. As a result of an economic downturn in the lodging industry, we may not meet the requisite performance levels, and we may be forced to loan or contribute monies to fund the shortfall of performance levels or terminate the management contract. For a more detailed description of our performance guarantees, see Note 25 of the consolidated financial statements.

Our Revenues, Profits, or Market Share Could Be Harmed If We Are Unable to Compete Effectively. The hotel, vacation ownership and residential industries are highly competitive. Our properties compete for customers with other hotel and resort properties, ranging from national and international hotel brands to independent, local and regional hotel operators, and, with respect to our vacation ownership resorts and residential projects, with owners reselling their VOIs, including fractional ownership, or apartments. We compete based on a number of factors, including quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price the ability to earn and redeem loyalty program points, and consumer facing technology platforms and services. Some of our competitors may have substantially greater marketing and financial resources than we do, and if we are unable to successfully compete in these areas, our operating results could be adversely affected.

Moreover, our present growth strategy for development of additional hotels entails entering into and maintaining various management agreements, franchise agreements, and leases with property owners. We compete with other hotel companies for this business primarily on the basis of fees, contract terms, brand recognition, and reputation. In connection with entering into these agreements, we may be required to make investments in, or guarantee the obligations of, third parties or guarantee minimum income to third parties. The terms of our management agreements, franchise agreements, and leases for each of our hotels are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

A Degradation in the Quality or Reputation of our Brands Could Adversely Affect our Financial Results and Growth. For our owned, managed and franchised properties to remain attractive and competitive, the property owners and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash. Third-party property owners may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our management or franchise agreements. To the extent that property owners and we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Failure to make the investments necessary to maintain or improve such properties, act in accordance with applicable brand standards or project a consistent brand image could adversely affect the quality and reputation of our brands. Moreover, third party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations could be affected.

External Perception of Our Hotels Could Harm Our Brands and Reputation As Well As Reduce Our Revenues and Lower Our Profits. Our brands and our reputation are among our most important assets. Our ability to attract development partners and franchisees and to attract and retain guests depends, in part, upon the external perceptions of Starwood and our nine brands, the quality of our hotels and services and our corporate and management integrity. There is a risk to our brands and our reputation if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for local communities. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of the negative publicity that could be generated by any such adverse incident or failure. An adverse incident involving our associates or our guests, or in respect of our third party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Starwood, our brands or the industry, and negatively impact our results or operations.

Any Failure to Protect our Intellectual Property Could Have a Negative Impact on the Value of Our Brands and Adversely Affect Our Business. We believe our trademarks are an important component of our business. We rely on trademark laws to protect our proprietary rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brand in both domestic and international markets. From time to time, we apply to have certain trademarks registered and there is no guarantee that such trademark registrations will be granted. Further, monitoring the unauthorized use of our intellectual property is difficult. Litigation and similar proceedings have been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Actions of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business. Third parties may also make claims against us for infringing their intellectual property, including patent, copyright, industrial design, trademarks or similar rights that could result in causing us to change our property designs or other branding and result in substantial costs and diversion of resources.

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

International Operations Are Subject to Unique Political and Monetary Risks. We have significant international operations which as of December 31, 2013 included 158 owned, managed or franchised properties in Europe (including 16 properties with majority ownership); 85 managed or franchised properties in Africa and the Middle East; 79 owned, managed or franchised properties in Latin America (including nine properties with majority ownership); and 263 owned, managed or franchised properties in the Asia Pacific region (including four properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the difficulties involved in managing an organization doing business in many different countries, exposure to local economic conditions, potential adverse changes in the diplomatic relations between foreign countries and the United States, including the threat of international boycott or U.S. anti-boycott legislation, hostility from local populations, including the risk of war, acts of terrorism, political instability and civil unrest in the Middle East and elsewhere, restrictions on the repatriation of non-U.S. earnings and withdrawal of foreign investments, restriction on the ability to pay dividends and remit earnings to affiliated companies and management or franchise fees to the United States, uncertainty as to the enforceability of contractual rights and intellectual property rights under local law, conflicts between local law and United States law and compliance with complex and changing laws, regulations and policies. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions.

Additionally, our current growth strategy is heavily dependent upon growth in international markets. As of December 31, 2013, 83% of our pipeline represented growth outside North America. Further, 61% of our pipeline represents new properties in Asia Pacific and 44% represents new growth in China alone. If our international expansion plans are unsuccessful, our financial results could be materially adversely affected.

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

In addition, ongoing class action litigation against several online travel intermediaries and lodging companies, including Starwood, challenges the legality under antitrust law of certain provisions in contracts with third party intermediaries. While the company is defending the litigation and believes the contract provisions are lawful, the courts will ultimately determine this issue and an adverse outcome could force us to alter our business arrangements with these third parties and could have a negative impact on our financial condition and results of operations.

A Failure to Keep Pace with Developments in Technology Could Impair Our Operations or Competitive Position. The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, brand assurance and compliance, procurement, reservation systems, operation of SPG, our customer loyalty program, distribution, revenue management and guest amenities. These technologies can be expected to require refinements, including to comply with the legal requirements such as privacy regulations and requirements established by third parties such as the payment card industry, and there is the risk that advanced new technologies will be introduced. Further, the development and maintenance of these technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

Cyber Threats and the Risk of Data Breaches or Disruptions of our Information Technology Systems Could Harm Our Brand and Adversely Affect our Business. Our business involves the processing, use, storage and transmission of personal information regarding our employees, customers, hotel owners, and vendors for various business purposes, including marketing and promotional purposes. The protection of personal as well as proprietary information is critical to us. We are subject to numerous laws, regulations, and contractual obligations designed to protect personal information, including Member State implementation of the European Union Directive on Data Protection, other foreign data privacy laws, various U.S. federal and state laws, and credit card industry security standards and other applicable information security standards. We have established policies and procedures to help protect the privacy and security of our information. However, every year the number of laws, regulations, and information security requirements continue to grow, as does the complexity of such laws and requirements. Further, privacy regulations, on occasion, may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests.

We are dependent on information technology networks and systems to process, transmit and store proprietary and personal information, and to communicate among our various locations around the world, which may include our reservation systems, vacation exchange systems, hotel/property management systems, customer and employee databases, call centers, administrative systems, and third party vendor systems. We store and process such internal and customer information both at onsite facilities and at third-party owned facilities, including for example, in a third-party hosted cloud environment. The complexity of this infrastructure contributes to the potential risk of security breaches. We rely on the security of our information systems, and those of our vendors and other authorized third parties, to protect our proprietary and personal information.

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

U.S. Congress, some U.S. states and various countries are considering or have undertaken actions to regulate and reduce greenhouse gas emissions. New or revised laws, taxes and regulations, or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our hotels and/or result in significant additional expense and operating restrictions on us. The cost impact of such legislation, regulation, tax or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time.

The potential for changes in the frequency, duration and severity of extreme weather events that may be a result of climate change could lead to significant property damage at our hotels and other assets, impact our ability to obtain insurance coverage in areas that are most vulnerable to such events, such as the coastal resort areas where we operate and have a negative effect on revenues.

We Could Be Adversely Affected by Violations of the U.S. Foreign Corrupt Practices Act and Similar Anti-Corruption Laws. Our business operations in countries outside the United States are subject to anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or any other person for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. We train our employees concerning anti-corruption laws and issues, and also require our third-party business partners and agents and others who work with us or on our behalf that they must comply with our anti-corruption policies. We also have policies, procedures and controls in place to monitor internal and external compliance. We cannot provide assurance that our internal controls and procedures will always protect us from reckless or criminal acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Failure to Comply with Sanction Laws May Adversely Impact our Business. From time to time, the United States imposes sanctions that restrict U.S. companies from engaging in business activities with certain persons, foreign countries, or foreign governments that it determines are adverse to U.S. foreign policy interests.

For example, the United States has issued an executive order that prohibits U.S. companies from engaging in certain business activities with the government of Syria, a country that the United States has identified as a state sponsor of terrorism. During fiscal 2013, a foreign subsidiary of Starwood generated less than $15,000 of revenue from management and other fees from long standing relationships with hotels located in Syria. This amount constitutes significantly less than 1% of our worldwide annual revenues. We believe our activities in Syria are in full compliance with U.S. and local law. At any time, the United States may impose additional sanctions against Syria or any other country in which we may have ongoing activities. If so, our existing activities may be adversely affected, depending on the nature of the sanctions that might be imposed.

Further, our activities in countries that are subject to U.S. sanction laws or countries that have experienced government corruption may reduce demand for our stock among certain investors. Any restrictions on Starwood’s ability to conduct its business operations across the world could negatively impact our financial results.

Our Insurance Policies May Not Cover All Potential Losses. We maintain insurance coverage for liability, property, business interruption, and other risks with respect to our owned and leased properties, and we may make select insurance programs available to owners of properties we manage or franchise. These policies offer coverage terms and conditions that we believe are usual and customary for our industry. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. In addition, there may be aggregate limits or sublimits under the policies. Our property policies also provide coverage for earthquake, named windstorm and flood events. If an insurable event occurs that affects more than one of our owned hotels and/or managed or franchised hotels owned by third parties that participate in our insurance program, the claims from each affected hotel may be considered together per policy provisions to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy. In addition, under those circumstances, claims by third party owners will reduce the coverage available for our owned and leased properties.

In addition, there are also other risks including but not limited to war, certain forms of terrorism such as nuclear, biological or chemical terrorism, political risks, some environmental hazards and/or Acts of God that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or cost prohibitive to justify insuring against. Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) is not extended or renewed upon its expiration in 2014, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable.

We may also encounter challenges with a Starwood and/or Third Party Owners’ insurance provider regarding whether it can or will pay a claim(s) that we believe to be covered under the policy. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel or resort, as well as the anticipated future revenue from the hotel or resort. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Our Acquisitions/Dispositions and Investments in New Brands May Ultimately Not Prove Successful and We May Not Realize Anticipated Benefits. We consider corporate as well as property acquisitions and investments that complement our business. In many cases, we compete for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable financial metrics than we do. There can be no assurance that we will be able to identify acquisition or investment candidates or complete transactions on commercially reasonable terms or at all. If transactions are consummated, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

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

Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

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

Risks Related to Our Dependence on Senior Management and Our Ability to Achieve Our Growth Strategy. Our future success and our ability to manage future growth depend in large part upon the efforts of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our growth and operating strategies.

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

Changes in U.S. Federal, State and Local or Foreign Tax Law, Interpretations of Existing Tax Law, or Adverse Determinations by Tax Authorities, Could Increase our Tax Burden or Otherwise Adversely Affect our Financial Condition or Results of Operations. We are subject to taxation at the federal, state or provincial and local levels in the U.S. and various other countries and jurisdictions. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations.

We record tax expense based in part on our estimates of expected future tax rates, reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. We are subject to ongoing and periodic tax audits and disputes relating to federal, state, local and foreign tax matters. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition or results of operations.

Changes to Accounting Rules or Regulations May Adversely Affect our Financial Condition and Results of Operations. New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our financial condition and results of operations.

Changes to Estimates or Projections Used to Assess the Fair Value of Our Assets, or Operating Results That are Lower Than our Current Estimates at Certain Locations, May Cause Us to Incur Impairment Charges That Could Adversely Affect Our Results of Operations. Our total assets include goodwill, intangible assets with an indefinite life, other intangible assets with finite useful lives, and substantial amounts of long-lived assets, principally property and equipment, including hotel properties. We evaluate our goodwill and trademarks for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We evaluate intangible assets with finite useful lives and long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. If the estimates or assumptions used in our evaluation of impairment change, we may be required to record additional impairment losses on certain of these assets. If these impairment losses are significant, our results of operations would be adversely affected.

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

Exchange Rate Fluctuations and Foreign Exchange Hedging Arrangements Could Result in Significant Foreign Currency Gains and Losses and Impact Our Business Results. Conducting business in currencies other than the U.S. dollar subjects us to fluctuations in currency exchange rates that could have a negative impact on financial results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. As a result, fluctuations in currency exchange rates may significantly increase the amount of translated

U.S. dollars required for expenses outside the U.S. or significantly decrease the U.S. dollars received from foreign currency revenues. We also have exposure to currency translation risk because, generally, the results of our business outside of the U.S. are reported in local currency and then translated to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses and could have a negative impact on financial results. Our exposure to foreign currency exchange rate fluctuations will grow if the relative contribution of our operations outside the U.S. increases.

To attempt to mitigate foreign currency exposure, we may enter into foreign exchange hedging agreements with financial institutions to reduce certain of our exposures to fluctuations in currency exchange rates. However, these hedging agreements may not eliminate foreign currency risk entirely and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.

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

None.

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

The following table sets forth the quarterly range of the high and low sale prices of the Corporation Shares for the fiscal periods indicated as reported on the NYSE Composite Tape:

	High	Low
2013
Fourth quarter	$79.77	$64.40
Third quarter	$69.99	$61.92
Second quarter	$70.16	$59.21
First quarter	$63.95	$57.76
2012
Fourth quarter	$58.48	$50.22
Third quarter	$61.09	$48.37
Second quarter	$60.81	$47.41
First quarter	$59.10	$48.23

Approximate Number of Equity Security Holders

As of February 7, 2014, there were approximately 11,600 holders of record of Corporation Shares.

Dividends

We declared cash dividends to holders of Corporation Shares for the fiscal years ended December 31, 2013 and 2012 as follows:

	Dividends Declared
2013
Annual dividend	$1.35	(a)
2012
Annual dividend	$1.25	(b)

(a)	We declared a dividend in the fourth quarter of 2013 to stockholders of record on December 13, 2013, which was paid in December 2013.
(b)	We declared a dividend in the fourth quarter of 2012 to stockholders of record on December 14, 2012, which was paid in December 2012.

In 2014, we plan to commence paying dividends on a quarterly basis.

Conversion of Securities; Sale of Unregistered Securities

Units of SLC Operating Limited Partnership, our consolidated subsidiary, are convertible into Corporation Shares at the unit holders’ option, provided that we have the unilateral option to settle conversion requests in cash or Corporation Shares. At December 31, 2013 and 2012 there were approximately 158,000 of these units outstanding.

Issuer Purchases of Equity Securities

In February 2013, our Board of Directors authorized a $500 million increase to our share repurchase program. In October 2013, the Board of Directors authorized an additional $250 million increase to our share repurchase program. During the year ended December 31, 2013, we repurchased 4.9 million common shares at an average price of $64.98 for a total cost of approximately $316 million. Since 2011, we have repurchased 11.2 million common shares for a total cost of approximately $636 million, and as of December 31, 2013, $614 million remained available under the share repurchase authorization.

STOCK RETURN PERFORMANCE AND CUMULATIVE TOTAL RETURN

Set forth below is a line graph comparing the cumulative total stockholder return on the Corporation Shares against the cumulative total return on the S&P 500 and the S&P Hotels, Resorts & Cruise Lines Index (the “S&P Hotel”) for the five fiscal years beginning after December 31, 2008 and ending December 31, 2013. The graph assumes that the value of the investments was $100 on December 31, 2008 and that all dividends and other distributions were reinvested. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Starwood	$100.00	205.42	343.10	273.61	334.29	470.90
S&P 500	$100.00	126.45	145.52	148.55	172.29	228.04
S&P 500 Hotel	$100.00	155.86	238.87	192.78	241.25	311.40

Note: S&P 500 Hotel Index includes Carnival Corp, Marriott, Starwood and Wyndham. S&P adjusts the weighting of the Index such that an addition or deletion of a company does not change the level of the Index and returns are only affected on a forward basis.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the information set forth under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto (the “Notes”) beginning on page F-1 of this Annual Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Revenues	$6,115	$6,321	$5,624	$5,071	$4,696
Operating income	$925	$912	$630	$600	$26
Income (loss) from continuing operations (a)	$565	$470	$502	$310	$(1)
Diluted earnings per share from continuing operations	$2.92	$2.39	$2.57	$1.63	$0.00

Cash from operating activities	$1,151	$1,184	$641	$764	$571
Cash from (used for) investing activities	$(158)	$126	$(176)	$(71)	$116
Cash used for financing activities	$(678)	$(1,456)	$(755)	$(26)	$(993)
Aggregate cash distributions paid	$256	$242	$99	$93	$165
Cash distributions and dividends declared per Share	$1.35	$1.25	$0.50	$0.30	$0.20

(a)	Amounts represent income from continuing operations attributable to Corporation Shares (i.e. excluding non-controlling interests).

	At December 31,
	2013	2012	2011	2010	2009
	(In millions)
Total assets	$8,762	$8,855	$9,560	$9,776	$8,761
Long-term debt, net of current maturities	$1,523	$1,656	$2,596	$3,215	$2,955

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management fees and franchise fees; (3) vacation ownership and residential sales; (4) other revenues from managed and franchised properties. Generally, revenues are recognized when the services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. The following is a description of the composition of our revenues:

•

Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from our owned, leased and consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

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

Goodwill and Intangible Assets. Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management and franchise contracts. We do not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized over their respective useful lives. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we review all goodwill and intangible assets for impairment annually (see Note 7), or upon the occurrence of a trigger event.

When testing goodwill for impairment, ASC Topic 350 permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Impairment charges, if any, are recognized in operating results.

To determine how we test the goodwill of our reporting units for impairment, we consider the results of the previous year’s tests and the percentage by which the fair value of the reporting unit exceeded its carrying value, the performance of our current year operations and our expectations for future operations. We had no goodwill impairment charges in 2013, 2012 or 2011. Based on the most recent goodwill impairment test performed in 2013, we do not expect the goodwill of our reporting units will be impaired in the near future.

We may also qualitatively assess our indefinite lived intangible assets for impairment prior to performing the quantitative impairment test, utilizing the same methodology as described previously for our goodwill impairment assessment. If the quantitative analysis is required, we determine the fair value of our indefinite lived intangible assets primarily using the income approach, which requires us to make certain assumptions including growth in fees, operating expenses, inflation, income taxes and terminal value. We had no impairment charges related to our indefinite lived intangible assets in 2013, 2012 or 2011 as the qualitative assessments concluded that it was not more likely than not that the intangible assets were impaired or the quantitative analyses reflected that the fair values of the intangible assets significantly exceeded their book values.

Frequent Guest Program. Starwood Preferred Guest is our frequent guest incentive marketing program. SPG members earn points based on spending at our owned, managed and franchised hotels, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards and airline travel. Points can be redeemed at substantially all of our owned, managed and franchised hotels as well as through other redemption opportunities with third parties, such as conversion to airline miles.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability, as of December 31, 2013 and 2012 was $1,036 million and $922 million, respectively, of which $313 million and $275 million, respectively, was included in accrued expenses.

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

In 2013, one of our owned hotels experienced deteriorating results and was tested for impairment. We concluded that the future undiscounted cash flows related to this hotel would not recover its book value, and we recorded a pre-tax impairment charge of $17 million to gain (loss) on asset dispositions and impairments, net (see Note 4) to reduce the book value to the hotel’s fair value. To determine the fair value of the hotel, we followed the income approach using cash flows and assumptions based on that of a market participant. We also evaluated two additional hotels which are subject to similar market conditions, based on geographical proximity to the impaired hotel, and we concluded that the book values of those two hotels were recoverable. It is reasonably possible that if the future operating results do not meet our projections, the carrying values of these hotels may be impaired.

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2013 and 2012, the average estimated default rate for our pools of receivables was 9.3% and 9.7%, respectively.

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

Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. An estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations (see Note 25).

Income Taxes. We provide for income taxes in accordance with principles contained in ASC Topic 740, Income Taxes. Under these principles, we recognize the amount of income tax payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance if it is more likely than not that a portion will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, we consider all available evidence, both positive and negative, including our recent cumulative earnings experience and expectations of future available taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods available to us for tax reporting purposes, and prudent and feasible tax planning strategies.

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

We are currently under audit by the Internal Revenue Service (“IRS”) for years 2007 through 2009. During the period ending December 31, 2013, we received Notices of Proposed Adjustment from the IRS for such years; however, we disagree with the IRS on certain of these adjustments and intend to vigorously contest them, including pursuing all available remedies such as the IRS Appeals process and litigation, if necessary. These unagreed adjustments, if upheld, would result in a significant cash tax and interest payment. More than half of this amount would not affect the effective tax rate due to the timing nature of certain issues. We believe we will prevail in the eventual resolution of these matters and have not adjusted our results of operations as a result of these unagreed proposed adjustments.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the years ended December 31, 2013, 2012 and 2011.

For the year ended December 31, 2013, management fees, franchise fees and other income grew by 8.7% and Same-Store Worldwide Systemwide REVPAR increased 4.2% compared to 2012. Same-Store Owned Hotel REVPAR in our Americas segment increased 6.4% in the year ended December 31, 2013, when compared to the corresponding period of 2012, driven by growth at The St. Regis Bal Harbour Resort Hotel, the Phoenician, Scottsdale and The St. Regis San Francisco. Occupancies in North America and Europe continued to rise, and we experienced strong fee growth in Latin America, Asia Pacific, Africa, and the Middle East. At Bal Harbour, we have closed on sales of approximately 99% of the available residential units.

At December 31, 2013, we had approximately 450 hotels in the active pipeline representing approximately 105,000 rooms. Of these rooms, 63% are in the upper upscale and luxury segments and 83% are outside of North America. During 2013, we signed 152 hotel management and franchise contracts (representing approximately 32,200 rooms). Also, during 2013, 74 new hotels and resorts (representing approximately 16,200 rooms) entered the system and 32 properties (representing approximately 7,500 rooms) exited the system.

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

We continually update our owned, leased and consolidated joint venture hotels and include these hotels in our Same-Store Owned Hotel results. We also undertake major repositionings of hotels. While undergoing major repositionings, hotels are generally not operating at full capacity and, as such, these repositionings can negatively impact our hotel revenues and are not included in Same-Store Owned Hotel results. We may continue to reposition our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies. In addition, several owned hotels are located in regions which are seasonal and, therefore, these hotels do not operate at full capacity throughout the year.

Our SPG loyalty guest program continues to be an industry leader and innovator. The enhancements to the program in recent years, coupled with industry-first programs like Crossover Rewards, helped us to attract the next wave of global, elite travelers and drove SPG occupancy rates to record levels. Beginning in 2013 and continuing throughout 2014, we are focused on digital innovation and personalization. This focus helps us better connect with guests and customers, sell through our own channels and deliver more personalized service, all while enhancing our brands.

We manage and operate our hotel business in three separate hotel segments: (i) the Americas, (ii) EAME, and (iii) Asia Pacific. Our vacation ownership and residential business is a separate segment.

In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussion of our consolidated operating results as well as discussion about each of our four segments. Additionally, Note 26 to the consolidated financial statements presents further information about our segments.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Consolidated Results

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,612	$1,698	$(86)	(5.1)%
Management Fees, Franchise Fees and Other Income	965	888	77	8.7%
Vacation Ownership and Residential	924	1,287	(363)	(28.2)%
Other Revenues from Managed and Franchised Properties	2,614	2,448	166	6.8%

Total Revenues	$6,115	$6,321	$(206)	(3.3)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 14 owned hotels that were sold in 2013 and 2012. These sold hotels had revenues of $48 million in the year ended December 31, 2013, compared to $186 million for the corresponding period in 2012. Revenues at our Same-Store Owned Hotels (36 hotels for the year ended December 31, 2013 and 2012, excluding the 14 hotels sold, one hotel transferred to our vacation ownership business and 11 additional hotels undergoing significant repositionings or without comparable results in 2013 and 2012) increased 4.1%, or $49 million, to $1,225 million for the year ended December 31, 2013, when compared to $1,176 million in the corresponding period of 2012. The one hotel transferred to our vacation ownership and residential segment on January 1, 2013 was previously in the Americas segment and had $29 million in revenues in 2012. Additionally, the 11 hotels undergoing significant repositionings or without comparable results had revenues of $312 million for the year ended December 31, 2013 compared to $281 million for the year ended December 31, 2012. As of December 31, 2013, nine of the 11 hotels undergoing significant repositionings or without comparable results were open and available to operate their guestrooms at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels was $167.19 for the year ended December 31, 2013, compared to $160.51 in the corresponding period in 2012. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in ADR to $230.17 for the year ended December 31, 2013, compared to $222.06 for the corresponding period in 2012 and an increase in occupancy rates to 72.6% for the year ended December 31, 2013, compared to 72.3% in the corresponding period in 2012. While REVPAR growth was particularly strong at our owned hotels in Miami, Florida, Phoenix, Arizona, Barcelona, Spain and Mexico City, Mexico, we experienced decreases in REVPAR at our owned hotels in Buenos Aires, Argentina, Rio de Janeiro, Brazil and London, England.

The increase in management fees, franchise fees and other income was primarily a result of a $65 million increase in management fees and franchise fees and an increase in other revenues of approximately $15 million. Total management and franchise fee revenues increased to $941 million for the year ended December 31, 2013, compared to $861 million for the corresponding period in 2012. Management fees increased 10.0% to $560 million and franchise fees increased 7.0% to $214 million. These increases were primarily due to the net addition of 42 managed or franchised hotels to our system in 2013 and a 4.2% increase in Worldwide Systemwide REVPAR, compared to the same period in 2012. For the year ended December 31, 2013, other income included approximately $16 million of fees associated with the termination of certain management and franchise contracts compared to $7 million in 2012. As of December 31, 2013, we had 563 managed properties and 551 franchised properties with approximately 323,300 rooms.

Total vacation ownership and residential revenue decreased $363 million to $924 million in the year ended December 31, 2013, when compared to the corresponding period in 2012, primarily due to fewer residential closings at Bal Harbour partially offset by an increase in vacation ownership revenues. During the year ended December 31, 2013, we closed sales of 78 units at Bal Harbour and realized revenues of $266 million, compared to closings of 188 units and revenues of $684 million in 2012. From project inception through December 31,

2013, we have closed contracts and recognized revenue on 302 units at Bal Harbour representing approximately 99% of the total residential units.

Vacation ownership revenues for the year ended December 31, 2013 increased $51 million, or 8.7%, to $638 million, compared to the corresponding period in 2012, primarily due to increased revenues from resort operations, which included the transfer of the Westin St. John, which had revenues of $24 million in 2013. Additionally, the increase in revenues was due to a decrease of $15 million in the loan loss provision, in the year ended December 31, 2013 when compared to the corresponding period in 2012, driven by improved performance in the portfolio, as well as an enhancement to our static pool methodology to include FICO as a credit quality indicator. The increases in 2013 were partially offset by an increase in the revenues deferred under the percentage of completion method, as compared to 2012. Originated contract sales of vacation ownership intervals and number of contracts signed increased 0.6% and 0.3%, respectively, in the year ended December 31, 2013 when compared to the corresponding period in 2012, and the average price per vacation ownership unit sold increased 0.3% to approximately $14,800.

Other revenues from managed and franchised properties increased primarily due to an increase in payroll costs commensurate with a rise in the overall cost of labor at our existing managed hotels and payroll costs for the new hotels entering the system. These revenues represent reimbursements of costs incurred on behalf of managed hotel and vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$384	$370	$14	3.8%

Selling, general, administrative and other expenses increased $14 million to $384 million for the year ended December 31, 2013, when compared to the corresponding period in 2012, primarily due to an $11 million increase in certain expenses in Asia Pacific, which increased primarily due to the growth in that region, a $7 million increase in our funding of certain loyalty and technology development costs, a $5 million increase in legal settlement costs, and an elective payment of $3 million to retain a management contract associated with a hotel that failed a performance test. These increases were partially offset by approximately $7 million of favorable benefits from the receipt of certain government incentives, in 2013, in connection with the relocation of our corporate headquarters and a decrease of $7 million in severance related costs, when compared to 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$1	$(12)	$13	n/m

n/m = not meaningful

During the year ended December 31, 2013, we decided to absorb certain technology related costs and expenses that we previously intended to collect from our managed and franchised properties. As a result, we recorded a $19 million charge, representing the costs and expenses incurred through the end of 2013 that are no longer intended to be recovered. The year ended December 31, 2013 also included approximately $5 million in severance costs related to a leased hotel we plan to exit in the near future. These unfavorable charges were partially offset by a favorable adjustment to a legal reserve of approximately $22 million related to judgment and settlement, legal fees and expenses in regards to a long standing litigation. During the year ended December 31, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of our litigation reserve related to the same litigation.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$267	$251	$16	6.4%

The increase in depreciation and amortization expense for the year ended December 31, 2013, when compared to the same period of 2012, was primarily due to additional depreciation related to the completion of certain hotel renovations and other capital expenditures in the last twelve months, partially offset by decreased depreciation expense related to sold hotels.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$925	$912	$13	1.4%

The increase in operating income for the year ended December 31, 2013, when compared to the corresponding period of 2012, was primarily due to the $77 million increase in management fees, franchise fees and other income, an increase in operations (revenues less expenses) from our vacation ownership and residential sales, excluding Bal Harbour, of $4 million and an increase in operations (revenues less expenses) of $13 million related to our owned, leased and consolidated joint venture hotels, offset by an increase of $13 million in restructuring and other special charges (credits), net, a $38 million decrease in operations (revenues less expenses) from residential sales at Bal Harbour, an increase in selling, general, administrative and other expenses of $14 million, and an increase of $16 million in depreciation and amortization.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings (Losses) and Gains and (Losses) from Unconsolidated Ventures, Net	$26	$25	$1	4.0%

The increase in equity earnings (losses) and gains and (losses) from unconsolidated joint ventures, net for the year ended December 31, 2013, when compared to the same period of 2012, was primarily due to an increase in operations, partially offset by certain non-recurring items in the current year.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$100	$170	$(70)	(41.2)%

Net interest expense decreased $70 million for the year ended December 31, 2013, when compared to the same period of 2012, primarily due to lower average debt balances and a lower average interest rate. For the year ended December 31, 2013, interest expense decreased $77 million primarily due to the retirement of approximately $1,272 million of debt throughout 2012 with a weighted average interest rate of approximately 7.16% and the termination of a securitization we previously completed in 2005, partially offset by an increase of $10 million from the issuance, in December 2012, of $350 million of 3.125% Senior Notes due 2023.

Our weighted average interest rate was approximately 5.59% at December 31, 2013, compared to 5.86% at December 31, 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, Net	$—	$128	$128	(100.0)%

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

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Asset Dispositions and Impairments, Net	$23	$21	$2	9.5%

During the year ended December 31, 2013, we recorded a loss of $23 million primarily related to an impairment charge of approximately $19 million on two owned hotels, whose book values exceeded their fair values, a loss of approximately $11 million related to the disposition of various non-core assets associated with hotel renovation activities and a loss of $1 million, net, on the sales of five owned hotels, four of which were sold subject to franchise agreements and one of which was sold subject to a management agreement. These losses were partially offset by the receipt of insurance proceeds of approximately $5 million and a $4 million gain realized on the sale of a non-core asset (see Note 4).

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$263	$148	$115	77.7%

The increase in income tax expense was primarily the result of higher pretax income in 2013 compared to 2012 and large tax benefits generated in 2012 as compared to 2013. Income tax expense increased approximately $65 million due to higher pretax income in 2013 compared to 2012, approximately $9 million for an increase in certain tax reserves, and approximately $6 million due to a higher effective tax rate in 2013. Incremental tax benefits in 2012 compared to 2013 amounted to approximately $35 million from hotel sales in 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations Gain (Loss), Net	$71	$92	$(21)	(22.8)%

During the year ended December 31, 2013, the gain was primarily due to a tax benefit of $70 million we recorded as a result of the reversal of a reserve associated with a state uncertain tax position, which was related to a previous disposition. The statute of limitation for this tax position lapsed in 2013.

During the year ended December 31, 2012, we recorded a gain of $92 million (net of tax) primarily related to the gain of $78 million (net of tax) from the sale of one wholly owned hotel, which was sold unencumbered by a management or franchise agreement and a gain of $23 million (net of tax) from the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation, which we acquired in 1998. These gains were partially offset by a loss of $5 million (net of tax) related to the impairment and loss on sale of four wholly-owned hotels and a loss of $5 million (net of tax) for accrued interest related to the uncertain tax position associated with a previous disposition.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the year ended December 31, 2013 and 2012. The results for the year ended December 31, 2013 and 2012 represent results for 36 owned, leased and consolidated joint venture hotels (excluding 14 hotels sold, one transferred to vacation ownership and 11 additional hotels undergoing significant repositionings or without comparable results in 2013 and 2012).

	Year Ended December 31,
	2013	2012	Variance
Worldwide (36 hotels with approximately 12,700 rooms)
REVPAR (1)	$167.19	$160.51	4.2%
ADR	$230.17	$222.06	3.7%
Occupancy	72.6%	72.3%	0.3
Americas (21 hotels with approximately 9,200 rooms)
REVPAR (1)	$140.34	$131.89	6.4%
ADR	$199.68	$189.30	5.5%
Occupancy	70.3%	69.7%	0.6
EAME (11 hotels with approximately 2,300 rooms)
REVPAR (1)	$266.16	$258.73	2.9%
ADR	$339.83	$335.31	1.3%
Occupancy	78.3%	77.2%	1.1
Asia Pacific (4 hotels with approximately 1,200 rooms)
REVPAR (1)	$184.23	$191.37	(3.7)%
ADR	$231.61	$232.06	(0.2)%
Occupancy	79.5%	82.5%	(3.0)

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the year ended December 31, 2013 and 2012. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Year Ended December 31,
	2013	2012	Variance
Worldwide (941 hotels with approximately 276,100 rooms)
REVPAR (1)	$119.15	$114.34	4.2%
ADR	$173.35	$169.31	2.4%
Occupancy	68.7%	67.5%	1.2
Americas (556 hotels with approximately 164,800 rooms)
REVPAR (1)	$118.35	$112.31	5.4%
ADR	$165.67	$159.35	4.0%
Occupancy	71.4%	70.5%	0.9
EAME (191 hotels with approximately 48,900 rooms)
REVPAR (1)	$139.67	$134.64	3.7%
ADR	$213.26	$207.74	2.7%
Occupancy	65.5%	64.8%	0.7
Asia Pacific (194 hotels with approximately 62,400 rooms)
REVPAR (1)	$105.49	$104.05	1.4%
ADR	$164.51	$168.21	(2.2)%
Occupancy	64.1%	61.9%	2.2

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the year ended December 31, 2013 and 2012.

Segment Revenues	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$1,548	$1,627	$(79)	(4.9)%
EAME	615	550	65	11.8%
Asia Pacific	349	337	12	3.6%
Vacation ownership and residential	905	1,271	(366)	(28.8)%

Total segment revenues	$3,417	$3,785	$(368)	(9.7)%

Segment Earnings	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$617	$581	$36	6.2%
EAME	220	179	41	22.9%
Asia Pacific	221	218	3	1.4%
Vacation ownership and residential	276	312	(36)	(11.5)%

Total segment earnings	$1,334	$1,290	$44	3.4%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring costs and other special charges, gains (losses) on debt extinguishment and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 26 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues decreased $79 million in the year ended December 31, 2013, compared to the corresponding period in 2012. The decrease in revenues was primarily related to a $130 million decrease in revenues from our owned, leased and consolidated joint venture hotels, partially offset by a $43 million increase in management fees, franchise fees and other income and a $4 million increase in residential revenues.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to decreased revenues from 14 owned hotels that were sold in 2013 and 2012. These sold hotels had revenues of $48 million in the year ended December 31, 2013 compared to $186 million for the corresponding period in 2012. Additionally, revenues decreased $29 million from the transfer of one hotel from the Americas segment to our vacation ownership and residential segment on January 1, 2013 and another $6 million from six owned hotels without comparable results in 2013 and 2012. Decreased revenue from sold, transferred and non-comparable hotels was partially offset by a $43 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 6.4% to $140.34 for the year ended December 31, 2013 when compared to the corresponding period in 2012.

The increase in management fees, franchise fees and other income was primarily due to the net addition of 23 managed or franchised hotels since December 31, 2012 and a 5.4% increase in Same-Store Systemwide Hotel REVPAR for the year ended December 31, 2013 when compared to the corresponding period in 2012. As of December 31, 2013, the Americas segment had 168 managed properties and 460 franchised properties with approximately 180,600 rooms.

Segment earnings increased $36 million in the year ended December 31, 2013, compared to the corresponding period in 2012, primarily due to the increase in management fees, franchise fees and other income of $43 million discussed above, an increase of $4 million in joint venture earnings and a $4 million increase in residential revenues, partially offset by a $7 million decrease in operations (revenues less expenses) from our owned, leased and consolidated joint venture hotels as a result of the asset sales discussed above. In addition, the increased earnings were offset by an increase in divisional overhead expenses of $10 million in the year ended December 31, 2013, compared to the corresponding period in 2012, primarily due to a $5 million increase in legal expenses and a $3 million increase related to an elective payment to retain a management contract associated with a hotel that failed a performance test.

EAME

Segment revenues increased $65 million in the year ended December 31, 2013, compared to the corresponding period in 2012. The increase in revenues was primarily related to a $48 million increase in revenues from our owned, leased and consolidated joint venture hotels and a $16 million increase in management fees, franchise fees and other income.

The $48 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $37 million increase in revenues from five owned or leased hotels that underwent major renovations during 2012 and are now operating at full capacity. Additionally, Same-Store Owned Hotel revenues increased $11 million for the year ended December 31, 2013 when compared to the corresponding period in 2012 as REVPAR increased 2.9% to $266.16 when compared to the corresponding period in 2012.

The increase in management fees, franchise fees and other income was primarily due to the receipt of approximately $10 million of fees associated with the termination of certain management contracts and a 3.7% increase in Same-Store Systemwide Hotel REVPAR for the year ended December 31, 2013 when compared to the corresponding period in 2012. Increases in REVPAR in Europe benefited from the favorable impact of foreign currency exchange during the year ended December 31, 2013, when compared to the corresponding period in 2012, while REVPAR in Africa and the Middle East was negatively impacted by the unfavorable impact of foreign currency exchange during the year ended December 31, 2013 when compared to the corresponding period in 2012. As of December 31, 2013, the EAME segment had 185 managed properties and 42 franchised properties with approximately 58,000 rooms.

Segment earnings increased $41 million in the year ended December 31, 2013, compared to the corresponding period in 2012, primarily due to a $20 million increase in operations (revenues less expenses) from our owned, leased and consolidated joint venture hotels, a $16 million increase in management fees, franchise fees and other income discussed above and a $7 million decrease in divisional overhead expenses, primarily driven by $9 million of severance related costs incurred in 2012, partially offset by the unfavorable impact of foreign currency exchange.

Asia Pacific

Segment revenues increased $12 million in the year ended December 31, 2013, compared to the corresponding period in 2012. The increase in revenues was primarily related to a $17 million increase in management fees, franchise fees and other income, partially offset by a $6 million decrease in revenues from our owned, leased and consolidated joint venture hotels.

The increase in management fees, franchise fees and other income was due to the net addition of 20 managed or franchised hotels since December 31, 2012 and a 1.4% increase in Same-Store Systemwide Hotel REVPAR for the year ended December 31, 2013 when compared to the corresponding period in 2012. Increases in REVPAR in China benefited from the favorable impact of foreign currency exchange during the year ended December 31, 2013, when compared to the corresponding period in 2012, while REVPAR at properties in the rest of Asia was negatively impacted by the unfavorable impact of foreign currency exchange during the year ended December 31, 2013 when compared to the corresponding period in 2012. As of December 31, 2013, the Asia Pacific segment had 210 managed properties and 49 franchised properties with approximately 84,700 rooms.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a decrease in REVPAR of 3.7% due to a decrease in occupancy of 3.0% and a decrease in ADR of 0.2%, primarily driven by the unfavorable impact of foreign currency exchange during the year ended December 31, 2013, when compared to the corresponding period in 2012.

Segment earnings increased $3 million in the year ended December 31, 2013, compared to the corresponding period in 2012, primarily driven by the $17 million increase in management fees, franchise fees and other income discussed above, which was partially offset by an $11 million increase in overhead expenses, which increased primarily due to the growth in the region and a $3 million decrease in residential revenues.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue decreased $366 million to $905 million for the year ended December 31, 2013 when compared to the corresponding period in 2012, primarily due to fewer residential closings at Bal Harbour in 2013, as this project is now substantially sold out. This decrease was partially offset by an increase in vacation ownership revenues, as discussed earlier. Segment earnings decreased $36 million in the year ended December 31, 2013, compared to the corresponding period in 2012, primarily driven by the decrease in operating income on sales at Bal Harbour due to the decrease in sales volume, partially offset by the increase in revenues from our various resort operations and the decrease in the loan loss provision.

Revenues and expenses recognized at Bal Harbour for the year ended December 31, 2013, with comparative data for the same period in 2012, were as follows (in millions, except for units closed):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Residential sales revenues	$266	$684	$(418)	(61.1)%
Residential expenses	147	527	(380)	(72.1)%

Operating income	$119	$157	$(38)	(24.2)%

Operating income margin	44.7%	23.0%		21.7%

Units closed	78	188	(110)	(58.5)%

The decrease in the cost of sales for the sale of each unit was due to an increase in the realized and projected revenue for the Bal Harbour project.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Consolidated Results

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,698	$1,768	$(70)	(4.0)%
Management Fees, Franchise Fees and Other Income	888	814	74	9.1%
Vacation Ownership and Residential	1,287	703	584	83.1%
Other Revenues from Managed and Franchised Properties	2,448	2,339	109	4.7%

Total Revenues	$6,321	$5,624	$697	12.4%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 11 owned hotels that were sold in 2011 and 2012. These sold hotels had revenues of $420 million in the year ended December 31, 2012, compared to $484 million for the corresponding period in 2011. Revenues at our Same-Store Owned Hotels (39 hotels for the year ended December 31, 2012 and 2011, excluding the 11 hotels sold and 14 additional hotels undergoing significant repositionings or without comparable results in 2012 and 2011) decreased 0.2%, or $3 million, to $1,252 million for the year ended December 31, 2012, compared to $1,255 million in the corresponding period of 2011.

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

The increase in management fees, franchise fees and other income was primarily a result of an $89 million increase in management fees and franchise fees to $861 million for the year ended December 31, 2012, compared to $772 million for the corresponding period in 2011. Management fees increased 11.9% to $509 million and franchise fees increased 7.0% to $200 million. These increases were primarily due to the net addition of 48 managed or franchised hotels to our system in 2012 and a 3.2% increase in Worldwide Systemwide REVPAR, compared to the same period in 2011. Other income for the year ended December 31, 2012 decreased $15 million when compared to the corresponding period in 2011, primarily as a result of payments received, in 2011, on promissory notes that had previously been reserved. As of December 31, 2012, we had 547 managed properties and 521 franchised properties with approximately 310,700 rooms.

Total vacation ownership and residential revenue increased $584 million to $1,287 million for the year ended December 31, 2012, when compared to the corresponding period in 2011, primarily due to the recognition of residential sales at Bal Harbour. In late 2011, we received the certificate of occupancy for this project and began contract closings and, during the year ended December 31, 2012, we closed sales of 188 units. We realized revenues of $684 million during the year ended December 31, 2012 compared to realized revenues of $122 million for the year ended December 31, 2011. From project inception through December 31, 2012, we have closed contracts and recognized revenue on 224 units representing approximately 73% of the total residential units.

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

As a result of a court ruling, during the year ended December 31, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of our litigation reserve associated with the pending appeal of the lawsuit that was settled in 2013. During the year ended December 31, 2011, we recorded a charge of approximately $70 million related to an unfavorable decision in the above mentioned lawsuit.

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

The increase in operating income for the year ended December 31, 2012, when compared to the corresponding period of 2011, was primarily due to a $130 million increase in operations (revenues less expenses) from residential sales at Bal Harbour, a $74 million increase in management fees and franchise fees and other income and a $14 million increase in operations (revenues less expenses) from our vacation ownership and residential sales, excluding Bal Harbour. During the year ended December 31, 2012, we also recorded an $11 million benefit from a favorable adjustment to a litigation reserve compared to a charge, in 2011, of $70 million related to an unfavorable decision in this same lawsuit. Increases in selling, general, administrative and other expenses of $18 million and a decrease in owned hotel operating income of $12 million were partially offset by the $14 million decrease in depreciation and amortization expense.

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

Net interest expense decreased $30 million for the year ended December 31, 2012, when compared to the same period of 2011, primarily due to lower average debt balances and a lower average interest rate. For the year ended December 31, 2012, we maintained a lower average debt balance primarily due to the retirement of approximately $605 million of 7.875% Senior Notes in 2011 and approximately $1,272 million of debt throughout 2012 with a weighted average interest rate of approximately 7.16%. These decreases were partially offset by the issuance in December 2012, of $350 million of 3.125% Senior Notes due 2023 and a reduction in capitalized interest related to completed construction projects.

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

During the year ended December 31, 2011, we recorded an impairment charge of $31 million to write-off our noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan, a $9 million loss due to significant renovations and related asset retirements at two properties, $7 million in losses relating to the impairment of six hotels whose carrying values exceeded their book values and a $2 million loss on an investment in a management contract that was terminated during the period. These amounts were offset by a $50 million gain as a result of the write-up to fair value of our previously held noncontrolling interest in two hotels in which we obtained a controlling interest.

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

During the year ended December 31, 2012, we recorded a gain of $92 million (net of tax) primarily related to the gain of $78 million (net of tax) from the sale of one wholly owned hotel, which was sold unencumbered by a management or franchise agreement and a gain of $23 million (net of tax) from the favorable settlement of certain liabilities associated with a former subsidiary of ITT Corporation, which we acquired in 1998. These gains were partially offset by a loss of $5 million (net of tax) related to the impairment and loss on sale of four wholly-owned hotels.

During the year ended December 31, 2011, we recorded a loss of $13 million (net of tax), primarily related to an $18 million pre-tax loss from the sale of our interest in a consolidated joint venture, offset by a $10 million income tax benefit on the sale.

Additionally, for the years ended December 31, 2012 and 2011, we recorded a loss of $5 million (net of tax) for accrued interest related the uncertain tax position that lapsed during 2013.

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

	Year Ended December 31,
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

Revenues from our owned, leased and consolidated joint venture hotels decreased $38 million, primarily due to lost revenues from 10 owned hotels that were sold in 2011 and 2012. These sold hotels had revenues of $114 million in the year ended December 31, 2012, compared to $209 million for the corresponding period in 2011. Lost revenue from sold hotels was partially offset by a $48 million increase in revenues from eight owned hotels without comparable results in 2012 and 2011 and an increase in revenue of approximately $9 million attributable to the increase in Same-Store Owned Hotel REVPAR of 2.0% to $138.06 for the year ended December 31, 2012, when compared to the corresponding period in 2011.

Revenues from management fees and franchise fees increased $38 million primarily due to the net addition of 16 managed or franchised hotels in 2012 and a 5.8% increase in Same-Store Systemwide REVPAR compared to the same period in 2011. As of December 31, 2012, we had 172 managed properties and 429 franchised properties with approximately 176,200 rooms.

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

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenue from one owned hotel that was sold in 2011 and the unfavorable impact of foreign currency translation. This sold hotel had no revenue in the year ended December 31, 2012, compared to $14 million for the corresponding period in 2011. Revenues from owned, leased and consolidated joint venture hotels were also negatively impacted by a $5 million decrease in revenues from six owned hotels without comparable results in 2012 and 2011. The decline in owned, leased and consolidated joint venture hotel revenues was also due to the unfavorable impact of foreign currency translation, when compared to the corresponding period in 2011. Finally, Same-Store Owned Hotel revenues decreased $12 million in the year ended December 31, 2012, compared to the same period in 2011, as REVPAR declined 5.9% to $243.98 in 2012; however, in local currency, REVPAR increased 2.4% at these hotels. As of December 31, 2012, we had 185 managed properties and 43 franchised properties with approximately 57,900 rooms.

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

Asia Pacific

Segment revenues increased $34 million in the year ended December 31, 2012, compared to the corresponding period in 2011. The increase in revenues was primarily related to a $28 million increase in our revenues from management fees and franchise fees, as well as a $5 million increase in our revenues from our owned, leased and consolidated joint venture hotels. The increase in management fees and franchise fees was due to the net addition of 33 managed or franchised hotels in 2012 and a 3.3% increase in Same-Store Systemwide Hotel REVPAR for the year ended December 31, 2012, when compared to the corresponding period in 2011. As of December 31, 2012, we had 190 managed properties and 49 franchised properties with approximately 76,600 rooms.

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

Vacation ownership and residential

Total vacation ownership and residential services segment revenue increased $583 million to $1,271 million for the year ended December 31, 2012, when compared to the corresponding period in 2011, primarily due to the recognition of residential sales at Bal Harbour. Segment earnings increased $142 million in the year ended December 31, 2012, compared to the corresponding period in 2011, also driven by residential sales at Bal Harbour and an increase in resort and other income at vacation ownership properties.

In late 2011, we received the certificate of occupancy for Bal Harbour and began contract closings.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Residential sales revenues	$684	$122	$562	n/m
Residential expenses	527	95	432	n/m

Operating income	$157	$27	$130	n/m

Operating income margin	23.0%	22.1%		0.9%

Units closed	188	36	152	n/m

LIQUIDITY AND CAPITAL RESOURCES

In 2013, for a second consecutive year, we returned over half a billion dollars of capital to stockholders. We did this through increasing our dividend, paid in December 2013, to $1.35 per share, compared to $1.25 per share in 2012, and by repurchasing 4.9 million common shares in 2013 for a total cost of approximately $316 million. Since 2011, we have returned approximately $1,134 million of capital to stockholders through dividends and stock repurchases. As of December 31, 2013, $614 million remained available under the share repurchase authorization and in 2014, we plan to commence paying dividends on a quarterly basis. Additionally, in 2012, we retired $1,272 million of debt, and issued $350 million of 3.125% Senior Notes due 2023.

In February 2014, we declared a quarterly dividend of $0.35 per share and a special dividend of $0.65 per share both of which are payable on March 28, 2014 to stockholders of record on March 11, 2014.

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and resorts and sales of VOIs and residential units. Cash flow from operations decreased to $1,151 million for the year ended December 31, 2013, compared to $1,184 million in 2012, primarily due to a decrease in residential closings at Bal Harbour, partially offset by an increase in management fees and franchise fees and operations at our owned, leased and consolidated joint venture hotels. Other sources of cash are distributions from joint ventures, servicing financial assets and interest income. These are the principal sources of cash used to fund our operating expenses, interest payments on debt, capital expenditures, dividend payments, share repurchases and property and income taxes. We believe that our cash from operations and our existing borrowing availability together with capacity for additional borrowings will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments (including the quarterly dividend of $0.35 per share and the special dividend of $0.65 per share declared in February 2014 and payable in March 2014), share repurchases and property and income taxes.

The ratio of our current assets to current liabilities was 1.04 and 0.94 as of December 31, 2013 and 2012, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels, in the same jurisdictions, on a daily basis and fund payables as needed through cash on hand or by drawing down on our existing revolving credit facility.

The majority of our restricted cash balance relates to cash used as collateral to reduce fees on letters of credit. Additionally, state and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of units under construction are held in escrow during the period prior to obtaining a certificate of occupancy. We classify the cash received from these activities as restricted cash until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. Restricted cash also includes cash held by our VIEs from our securitization transactions (see Note 9). At December 31, 2013 and 2012, we had short-term restricted cash balances of $134 million and $158 million, respectively.

Cash From Investing Activities

Gross capital spending during the full year ended December 31, 2013 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$59
Corporate and information technology	83

Subtotal	142

Vacation Ownership and Residential Capital Expenditures:
Net capital expenditures for inventory (excluding St. Regis Bal Harbour) (2)	(43)
Capital expenditures for inventory — St. Regis Bal Harbour	5

Subtotal	(38)

Development Capital	284

Total Capital Expenditures	$388

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.

(2)	Represents gross inventory capital expenditures of $32 million less cost of sales of $75 million.

Gross capital spending during the year ended December 31, 2013 included approximately $142 million of maintenance capital, and $284 million of development capital. Investment spending on gross vacation ownership interest and residential inventory was $37 million, primarily related to construction at the Westin Desert Willow in Palm Desert, CA, the Westin St. John in St. John, U.S. Virgin Islands and the completion of construction of our residential project at Bal Harbour. Investment spending also included inventory repurchases at the Sheraton Vistanta Resort in Orlando, FL and the Westin Ka’anapali Ocean Resort in Maui, Hawaii. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to stay competitive in the markets we are in. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which are primarily related to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2014 (excluding vacation ownership and residential inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2014, we currently expect to spend approximately $200 million for investment projects, various joint ventures and other investments.

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

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI and residential construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes, (including dividend payments and share repurchases) through our cash generated from operations and credit facility described below, the net proceeds from dispositions and the incurrence of debt.

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

Since 2006, we have sold 79 hotels realizing cash proceeds of approximately $6.3 billion in numerous transactions, including net cash proceeds of approximately $248 million from the sale of six hotels during the year ended December 31, 2013 (see Note 4). To date, where we have sold hotels, we have not provided seller financing or other financial assistance to buyers. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

We began closings of residential units at Bal Harbour in late 2011, and during the year ended December 31, 2013, we closed on 78 additional units. From project inception through December 31, 2013, we have closed contracts on 302 units representing approximately 99% of the total residential units available at Bal Harbour and realized residential revenue of $1,076 million and operating income (revenues less expenses) of $280 million.

In January 2014, we sold The St. Regis Bal Harbour Resort in Miami, FL for gross cash proceeds of $213 million subject to a long-term management contract (see Note 28). The gain realized in connection with the sale will be deferred and recognized into management fees, franchise fees and other income over the initial term of the management agreement.

Cash Used for Financing Activities

In February 2013, our Board of Directors authorized a $500 million increase to our share repurchase program. In October 2013, the Board of Directors authorized an additional $250 million increase to our share repurchase program. During the year ended December 31, 2013, we repurchased 4.9 million common shares at an average price of $64.98 for a total cost of approximately $316 million. Since 2011, we have repurchased 11.2 million common shares for a total cost of approximately $636 million, and as of December 31, 2013, $614 million remained available under the share repurchase authorization. (see Note 20).

In December 2013, we paid $256 million of dividends, or $1.35 per share, to stockholders of record as of December 13, 2013. In December 2012, we paid $242 million of dividends, or $1.25 per share, to stockholders of record as of December 14, 2012.

The following is a summary of our indebtedness (including capital leases) as of December 31, 2013:

	Amount Outstanding at December 31, 2013 (a)	Weighted Average Interest Rate at December 31, 2013	Weighted Average Maturity
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit Facility	$—	—	4.2
Mortgages and Other	39	4.20%	3.0
Interest Rate Swaps	200	5.17%

Total/Average	$239	5.01%	3.0

Fixed Rate Debt
Senior Notes	$1,222	5.93%	5.4
Mortgages and Other	6	5.13%	14.7
Interest Rate Swaps	(200)	6.95%

Total/Average	$1,028	5.73%	5.4

Total Debt
Total Debt and Average Terms	$1,267	5.59%	5.4

(a)	Excludes approximately $218 million of our share of unconsolidated joint venture debt and securitized vacation ownership debt of $355 million, all of which is non-recourse.

For specifics related to our financing transactions, issuances, and terms entered into for the years ended December 31, 2013 and 2012, see Note 15 of the consolidated financial statements.

During the year ended December 31, 2013, we terminated a securitization we completed in 2005 (the “2005 Securitization”), including pay-down of all outstanding principal and interest due. The termination required a cash settlement of $21 million, $18 million of which was received and designated as pre-funding from the proceeds of a securitization we completed in 2012 (the “2012 Securitization”). Upon termination, $19 million of receivables previously related to the 2005 Securitization were transferred to the 2012 Securitization with the remaining $2 million released to unsecuritized (see Note 10). We also terminated a securitization we completed in 2006 (the “2006 Securitization”), which required a $12 million cash payment and resulted in the release of $12 million of vacation ownership notes receivable to unsecuritized.

In 2012, we retired approximately $1,272 million of debt with a weighted average interest rate of approximately 7.16% and recognized a $128 million loss on early extinguishment of debt, net. We also issued $350 million of 3.125% Senior Notes, which will mature in February 2023. Additionally, during the year ended December 31, 2012, we completed the 2012 Securitization of approximately $174 million of vacation ownership notes receivable. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized and the proceeds are presented as debt.

The following is a summary of our unsecuritized and securitized debt less cash as of December 31, 2013:

	December 31, 2013	December 31, 2012
	(in millions)
Gross Unsecuritized Debt	$1,267	$1,275
less: cash (including restricted cash of $123 million in 2013 and $123 million in 2012)	(739)	(428)

Net Unsecuritized Debt	$528	$847

Gross Securitized Debt (non-recourse)	$355	$533
less: cash restricted for securitized debt repayments (not included above)	(14)	(41)

Net Securitized Debt	$341	$492

Total Net Debt	$869	$1,339

In 2012, we also closed on a $1.75 billion senior credit facility (the “Facility”), which matures in February 2018 (see Note 14). The Facility is a multi-currency revolving loan commitment and is expected to be used for general corporate purposes. We have evaluated the commitments of each of the lenders in our Facility, and we have reviewed our debt covenants and do not anticipate any issues regarding the availability of funds under the Facility.

The cost of borrowing under the Facility is determined by a combination of our leverage ratios and credit ratings. Changes in our credit ratings may result in changes in our borrowing costs. Downgrades in our credit ratings would likely increase the relative costs of borrowing and reduce our ability to issue long-term debt, whereas upgrades would likely reduce costs and increase our ability to issue long-term debt.

Our Facility is used to fund general corporate cash needs. As of December 31, 2013, no amounts were drawn under the Facility and we have up to $1.75 billion available for borrowing. The Facility allows for multi-currency borrowing and, if drawn upon, would have an applicable margin, inclusive of the commitment fee, of 1.25% plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage covenants. Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, and our capacity for additional borrowings will be adequate to meet anticipated requirements for dividend payments (including the quarterly dividend of $0.35 per share and the special dividend of $0.65 per share declared in February 2014 and payable in March 2014), working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $400 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we would be subject to income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following contractual obligations(1) outstanding as of December 31, 2013 (in millions):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Debt (2)	$1,264	$1	$330	$375	$558
Interest payable	368	74	129	96	69
Capital lease obligations	3	1	—	—	2
Operating lease obligation	1,353	100	192	160	901
Unconditional purchase obligations (3)	122	60	45	14	3
Other long-term obligations	23	1	4	5	13

Total contractual obligations	$3,133	$237	$700	$650	$1,546

(1)	This table excludes unrecognized tax benefits that would require cash outlays for $191 million, the timing of which is uncertain. Refer to Note 13 of the consolidated financial statements for additional discussion on this matter.

(2)	Excludes securitized debt of $355 million, all of which is non-recourse.

(3)	Includes commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2013 (in millions):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$116	$94	$—	$—	$22

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include letters of credit of $116 million, unconditional purchase obligations of $122 million and surety bonds of $81 million. These items are discussed in greater detail in Item 8, Financial Statements and Supplementary Data, and in Note 25.

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

We enter into a derivative financial arrangement to the extent it meets the objectives described above, and we do not engage in such transactions for trading or speculative purposes (see Note 22).

At December 31, 2013, we were party to the following derivative instruments:

•

Forward contracts to hedge forecasted transactions for management and franchise fee revenues earned in foreign currencies. The aggregate dollar equivalent of the notional amounts was approximately $50 million. These contracts expire in 2014.

•

Forward foreign exchange contracts to manage the foreign currency exposure related to certain intercompany loans not deemed to be permanently invested. The aggregate dollar equivalent of the notional amounts of the forward contracts was approximately $722 million. These contracts expire in 2014.

•

Interest rate swap agreements to manage interest expense to modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The aggregate notional amount of the interest rate swaps was $200 million. The swaps expire in 2018 and 2019 when the related debt matures.

The following table sets forth the scheduled maturities and the total fair value of our indebtedness as of December 31, 2013 (in millions):

	Expected Maturity or Transaction Date At December 31,						Total at December 31, 2013	Total Fair Value at December 31, 2013
	2014	2015	2016	2017	2018	Thereafter
Indebtedness
Fixed rate	$1	$295	$1	$—	$371	$560	$1,228	$1,330
Average interest rate							5.73%
Floating rate	$1	$1	$33	$3	$1	$—	$39	$39
Average interest rate							5.01%

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item appear beginning on page F-1 of this Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Information regarding directors and corporate governance will be included in our proxy statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2013 and such information is incorporated herein by reference.

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

Biographies for our executive officers follow:

Frits van Paasschen. Mr. van Paasschen, 53, has been Chief Executive Officer and President of the Company since September 2007. From March 2005 until September 2007, he served as President and Chief Executive Officer of Molson Coors Brewing Company’s largest division, Coors Brewing Company, a brewing company, prior to its merger with Miller Brewing Company and the formation of MillerCoors LLC. Prior to joining Coors, from April 2004 until March 2005, Mr. van Paasschen worked independently through FPaasschen Consulting, a consulting company, and Mercator Investments, a private equity firm, evaluating, proposing, and negotiating private equity transactions. Prior thereto, Mr. van Paasschen spent seven years at Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products, most recently as Corporate Vice President/General Manager, Europe, Middle East and Africa from 2000 to 2004. From 1995 to 1997, Mr. van Paasschen served as Vice President, Finance and Planning at Disney Consumer Products, a business segment of The Walt Disney Company that extends the Disney brand to a range of merchandise, and earlier in his career was a management consultant for eight years at the global management consulting firm of McKinsey & Company and the Boston Consulting Group. Mr. van Paasschen is a member of the board of directors of Barclays PLC, a global financial services provider.

Jeffrey M. Cava. Mr. Cava, 62, has been Executive Vice President and Chief Human Resources Officer since May 2008. Mr. Cava served as Executive Vice President Administration and Chief Human Resources Officer for Wendy’s International, Inc., a restaurant franchising company specializing in quick-service hamburgers, from June 2003 to May 2008. Prior to joining Wendy’s, Mr. Cava was Vice President and Chief Human Resources Officer for Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products; Vice President Human Resources for The Walt Disney Company, Consumer Products Group, a business segment of The Walt Disney Company that extends the Disney brand to a range of merchandise; and Vice President of Global Staffing, Training and Development for ITT Sheraton Corporation, a hotel company. Mr. Cava is also a member of the board of directors and has chaired the compensation committee of The Society for Human Resources Management, a non-profit global human resources professional organization.

Christie N. Hicks. Ms. Hicks, 58, has been Senior Vice President of Sales, Starwood Sales Organization since December, 2009. Ms. Hicks has been with the Company since October, 1999, when she joined as Vice President, Global Sales, North America, a position she held until mid-2001. From June 2001 to October 2009, Ms. Hicks was Senior Vice President, Global Sales of the Company. Prior to joining the Company, Ms. Hicks held a number of sales positions with Hyatt Hotels and Resorts, a global hospitality company, including Vice President, National Sales. Ms. Hicks is a member of the advisory board of Conference Direct, a full service meeting solutions company, and a member of the board of directors of WINiT, Women In Travel – a not for profit organization focused on women’s leadership in the travel industry.

Philip P. McAveety. Mr. McAveety, 47, has been Executive Vice President and Chief Brand Officer since April 2008. Prior to joining the company, Mr. McAveety was Global Brand Director of Camper, SL, a fashion footwear company, from January 2007 until March 2008. From July 1997 until December 2006, he served as Vice President, Brand Marketing, Europe, Middle East and Africa at Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products. Mr. McAveety is a member of the board of directors of Parques Reunidos Servicios Centrales S.A., a major owner and operator of leisure parks in Europe, the United States and Latin America.

Vasant M. Prabhu. Mr. Prabhu, 54, has been Vice Chairman and Chief Financial Officer since February 2010. Prior to that, he was Executive Vice President and Chief Financial Officer since January 2004. Prior to joining the Company, Mr. Prabhu served as Executive Vice President and Chief Financial Officer for Safeway Inc., a North American food and drug retailer specializing in grocery and general merchandise, from September 2000 through December 2003. Mr. Prabhu was previously the President of the Information and Media Group at the McGraw-Hill Companies, Inc., a provider of information services for the financial, education, commercial, and commodities market worldwide, from June 1998 to August 2000, and held several senior positions at divisions of PepsiCo, Inc., a global food, snack and beverage company, from June 1992 to May 1998. From August 1983 to May 1992 he was a partner at Booz Allen Hamilton Inc., an international management consulting firm. Mr. Prabhu is a member of the board of directors of Mattel, Inc.

Sergio D. Rivera. Mr. Rivera, 51, has been Co-President, The Americas since June 2012. Previously, Mr. Rivera was President and Chief Executive Officer of Starwood Vacation Ownership, a wholly owned subsidiary of the Company. Prior to 2008, Mr. Rivera held progressively senior management roles within the Company, including Controller, Vice President of Sales and Marketing, Senior Vice President of International Operations, and President of Global Real Estate. Mr. Rivera began his career with the Company through its predecessor company, Vistana Resorts, in 1989. Mr. Rivera is a member of the board of directors of the American Resort Development Association, a trade association representing the vacation ownership and resort development industries, and the Florida Chamber of Commerce.

Kenneth S. Siegel. Mr. Siegel, 58, has been Chief Administrative Officer and General Counsel since May 2006. From November 2000 to May 2006, Mr. Siegel held the position of Executive Vice President and General Counsel. In February 2001, he was also appointed as the Secretary of the Company. Mr. Siegel was formerly the Senior Vice President and General Counsel of Gartner, Inc., a provider of research and analysis on information technology industries, from January 2000 to November 2000. Prior to that time, he served as Senior Vice President, General Counsel and Corporate Secretary of IMS Health Incorporated, an information services company, and its predecessors from February 1997 to December 1999. Prior to that time, Mr. Siegel was a Partner in the law firm of Baker & Botts, LLP. Mr. Siegel is also a Trustee Emeritus of Cancer Hope Network, a non-profit entity, a Trustee of Minority Corporate Counsel Association, and a Trustee of the American Hotel & Lodging Educational Foundation.

Simon M. Turner. Mr. Turner, 52, has been President, Global Development since May 2008. From June 1996 to April 2008, he was a principal of Hotel Capital Advisers, Inc., a hotel investment advisory firm. During this period, Mr. Turner served on the board of directors of Four Season Hotels, Inc., serving as a member of the Human Resources Committee and the Audit Committee. He was also a member of the board of directors of Fairmont Raffles Hotels International and was chairman of the Audit Committee. From July 1987 to May 1996, Mr. Turner was a member of the Investment Banking Department of Salomon Brothers, based in both New York and London. He currently serves as a trustee of the Urban Land Institute and is a member of the Dean’s Advisory Board of the School of Hotel Administration at Cornell University.

Item 11.	Executive Compensation.

Information regarding executive compensation will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2013 and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2013 and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information regarding certain relationships and related transactions and director independence will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2013 and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2013 and such information is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

1-2.	The financial statements and financial statement schedule listed in the Index to Financial Statements and Schedule following the signature pages hereof.

3.	Exhibits:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company, as of May 30, 2007 (incorporated by reference to Appendix A to the Company’s 2007 Notice of Annual Meeting and Proxy Statement (Commission File Number 001-07959) filed with the SEC on April 26, 2007).
3.2	Amended and Restated Bylaws of the Company, as amended and restated through June 30, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on July 1, 2013).
4.1	Termination Agreement dated as of April 7, 2006 between the Company and the Trust (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on April 13, 2006 (the “April 13 Form 8-K”)).
4.2	Amended and Restated Rights Agreement, dated as of April 7, 2006, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Amended and Restated Articles Supplementary of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.2 of the April 13 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 (Commission File Number 333-07221) filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on January 8, 1999).
4.5	Second Indenture Supplement, dated as of April 9, 2006, among the Company, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the April 13 Form 8-K).
4.6	Indenture, dated as of September 13, 2007, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on September 17, 2007 (the “September 17 Form 8-K”)).
4.7	Supplemental Indenture No. 2, dated as of May 23, 2008, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on May 28, 2008).
4.8	Supplemental Indenture No. 4, dated as of November 20, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on November 23, 2009).
4.9	Indenture, dated as of December 10, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on December 10, 2012 (the “December 10 Form 8-K”)).
4.10	Supplemental Indenture No. 1, dated as of December 10, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the December 10 Form 8-K).

Exhibit Number	Description of Exhibit
10.1	Third Amended and Restated Limited Partnership Agreement of SLC Operating Limited Partnership, dated January 6, 1999 (the “SLC LPA”), among the Company and the limited partners of SLC Operating Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 1998).
10.2	Amendment to the SLC LPA, effective as of December 27, 2013. +
10.3	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital Group, L.L.C. and Starwood Lodging Trust (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 1997).
10.4	Credit Agreement, dated as of November 30, 2012, by and among the Company, certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on December 5, 2012).
10.5	First Amendment to Credit Agreement, dated as of February 6, 2013, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2012).
10.6	Second Amendment to Credit Agreement, dated as of January 3, 2014, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. +
10.7	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)). *
10.8	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended September 30, 2001). *
10.9	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended March 31, 2003 (the “2003 Form 10-Q1”)). *
10.10	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”)). *
10.11	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K). *
10.12	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Company’s 2002 Notice of Annual Meeting and Proxy Statement (Commission File Number 001-07959) filed with the SEC on April 12, 2002). *
10.13	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 Form 10-Q1). *
10.14	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”)). *
10.15	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K). *
10.16	Starwood Hotels & Resorts Worldwide, Inc. 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008 (“2004 LTIP”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on January 6, 2009 (the “January 2009 Form 8-K”)). *

Exhibit Number	Description of Exhibit
10.17	First Amendment to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2013). *
10.18	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2004). *
10.19	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K). *
10.20	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC February 13, 2006 (the “February 2006 Form 8-K”)). *
10.21	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K). *
10.22	Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the period ended June 30, 2006 (the 2006 Form 10-Q2”)). *
10.23	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2). *
10.24	Form of 2013 Performance Share Agreement pursuant to the 2004 LTIP * +
10.25	Form of 2013 Restricted Stock Award Agreement pursuant to the 2004 LTIP * +
10.26	Annual Incentive Plan for Certain Executives, amended and restated as of December 2008 (incorporated by reference to Exhibit 10.2 to the January 2009 Form 8-K). *
10.27	Starwood Hotels & Resorts Worldwide, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 22, 2008 (incorporate by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2007). *
10.28	Starwood Hotels & Resorts Worldwide, Inc. 2013 Long-Term Incentive Compensation Plan (“2013 LTIP”) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-189674) filed June 28, 2013). *
10.29	Form of Indemnification Agreement between the Company and each of its Directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on November 25, 2009). *
10.30	Employment Agreement, dated as of November 13, 2003, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2003). *
10.31	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on August 17, 2007 (the “August 17 Form 8-K”)). *
10.32	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”)). *
10.33	Employment Agreement, dated as of September 25, 2000, between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2000). *
10.34	Letter Agreement, dated July 22, 2004 between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K). *

Exhibit Number	Description of Exhibit
10.35	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.43 to the 2008 Form 10-K). *
10.36	Employment Agreement, dated as of August 2, 2007, between the Company and Bruce W. Duncan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2007). *
10.37	Form of Restricted Stock Unit Agreement between the Company and Bruce W. Duncan pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the period ended March 31, 2007). *
10.38	Amended and Restated Employment Agreement, dated as of April 18, 2013, by and between Starwood Hotels & Resorts Worldwide, Inc. and Frits van Paasschen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on April 24, 2013). *
10.39	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the period ended September 30, 2007 (the “2007 Form 10-Q3”)). *
10.40	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.6 to the 2007 Form 10-Q3). *
10.41	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.7 to the 2007 Form 10-Q3). *
10.42	Form of Severance Agreement between the Company and each of Messrs. Siegel and Prabhu (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K). *
10.43	Letter Agreement, dated August 22, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended March 31, 2009 (the “2009 Form 10-Q1”). *
10.44	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Matthew Avril (incorporated by reference to Exhibit 10.2 to the 2009 Form 10-Q1). *
10.45	Amendment, dated as of December 15, 2011, to employment agreement between the Company and Matthew Avril (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2011). *
10.46	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.3 to the 2009 Form 10-Q1). *
10.47	Retirement Agreement and Mutual General Release of Claims by and between Starwood International Licensing Company, S.A.R.L., Starwood Hotels & Resorts Worldwide, Inc. and Matthew E. Avril, dated as of April 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC April 16, 2012). *
10.48	Letter Agreement, dated April 15, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.7 to the 2009 Form 10-Q1). *
10.49	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Simon Turner (incorporated by reference to Exhibit 10.8 to the 2009 Form 10-Q1). *
10.50	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.9 to the 2009 Form 10-Q1). *
10.51	Employment Agreement, dated August 27, 2012, between the Company and Sergio Rivera. * +
10.52	Severance Agreement, dated August 27, 2012, between the Company and Sergio Rivera. * +
10.53	Starwood Savings Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended September 30, 2013). *
12.1	Calculation of Ratio of Earnings to Total Fixed Charges.+
21.1	List of our Subsidiaries. +

Exhibit Number	Description of Exhibit
23.1	Consent of Ernst & Young LLP. +
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer. +
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer. +
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer. +
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer. +
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to the consolidated financial statements. +

+	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement

The registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of long-term debt holders of the registrant and its consolidated subsidiaries upon the request of the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/S/ FRITS VAN PAASSCHEN
Frits van Paasschen
Chief Executive Officer and Director

Date: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRITS VAN PAASSCHEN	Chief Executive Officer and Director	February 24, 2014
Frits van Paasschen

/S/ BRUCE W. DUNCAN	Chairman and Director	February 24, 2014
Bruce W. Duncan

/S/ VASANT M. PRABHU	Executive Vice President and Chief	February 24, 2014
Vasant M. Prabhu	Financial Officer (Principal Financial Officer)

/S/ ALAN M. SCHNAID	Senior Vice President, Corporate	February 24, 2014
Alan M. Schnaid	Controller and Principal Accounting Officer

/S/ ADAM M. ARON	Director	February 24, 2014
Adam M. Aron

/S/ CHARLENE BARSHEFSKY	Director	February 24, 2014
Charlene Barshefsky

/S/ THOMAS E. CLARKE	Director	February 24, 2014
Thomas E. Clarke

/S/ CLAYTON C. DALEY, JR.	Director	February 24, 2014
Clayton C. Daley, Jr.

/S/ LIZANNE GALBREATH	Director	February 24, 2014
Lizanne Galbreath

/S/ ERIC HIPPEAU	Director	February 24, 2014
Eric Hippeau

/S/ AYLWIN B. LEWIS	Director	February 24, 2014
Aylwin B. Lewis

/S/ STEPHEN R. QUAZZO	Director	February 24, 2014
Stephen R. Quazzo

/S/ THOMAS O. RYDER	Director	February 24, 2014
Thomas O. Ryder

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

Management’s Report on Internal Control over Financial Reporting

Management of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (“Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15(d)-15(f).

Our management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on assessment and those criteria, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

Management has engaged Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to the Company’s internal control over financial reporting. The report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited Starwood Hotels & Resorts Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

February 24, 2014

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$616	$305
Restricted cash	134	158
Accounts receivable, net of allowance for doubtful accounts of $59 and $59	643	586
Inventories	217	361
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $6 and $9	54	65
Deferred income taxes	211	290
Prepaid expenses and other	121	124

Total current assets	1,996	1,889
Investments	251	260
Plant, property and equipment, net	3,034	3,162
Assets held for sale, net	—	36
Goodwill and intangible assets, net	2,032	2,025
Deferred income taxes	591	660
Other assets	543	385
Securitized vacation ownership notes receivable, net	315	438

	$8,762	$8,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2	$2
Accounts payable	105	121
Current maturities of long-term securitized vacation ownership debt	97	150
Accrued expenses	1,092	1,074
Accrued salaries, wages and benefits	404	395
Accrued taxes and other	224	274

Total current liabilities	1,924	2,016
Long-term debt	1,265	1,273
Long-term securitized vacation ownership debt	258	383
Deferred income taxes	48	85
Other liabilities	1,904	1,956

	5,399	5,713

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 191,897,809 and 193,121,094 shares at December 31, 2013 and 2012, respectively	2	2
Additional paid-in capital	661	816
Accumulated other comprehensive loss	(335)	(338)
Retained earnings	3,032	2,657

Total Starwood stockholders’ equity	3,360	3,137
Noncontrolling interest	3	5

Total equity	3,363	3,142

	$8,762	$8,855

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Owned, leased and consolidated joint venture hotels	$1,612	$1,698	$1,768
Vacation ownership and residential sales and services	924	1,287	703
Management fees, franchise fees and other income	965	888	814
Other revenues from managed and franchised properties	2,614	2,448	2,339

	6,115	6,321	5,624
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,292	1,391	1,449
Vacation ownership and residential	632	961	521
Selling, general, administrative and other	384	370	352
Restructuring and other special charges (credits), net	1	(12)	68
Depreciation	239	226	235
Amortization	28	25	30
Other expenses from managed and franchised properties	2,614	2,448	2,339

	5,190	5,409	4,994
Operating income	925	912	630
Equity earnings and gains from unconsolidated ventures, net	26	25	11
Interest expense, net of interest income of $3, $2 and $3	(100)	(170)	(200)
Loss on early extinguishment of debt, net	—	(128)	(16)
Loss on asset dispositions and impairments, net	(23)	(21)	—

Income from continuing operations before taxes and noncontrolling interests	828	618	425
Income tax benefit (expense)	(263)	(148)	75

Income from continuing operations	565	470	500
Discontinued operations:
Loss from operations, net of tax (benefit) expense of $0, $0 and $0	(1)	—	—
Gain (loss) on dispositions, net of tax (benefit) expense of $(69), $87 and $(5)	71	92	(13)

Net income	635	562	487
Net loss attributable to noncontrolling interests	—	—	2

Net income attributable to Starwood	$635	$562	$489

Earnings (Losses) Per Share — Basic
Continuing operations	$2.96	$2.44	$2.65
Discontinued operations	0.37	0.48	(0.07)

Net income	$3.33	$2.92	$2.58

Earnings (Losses) Per Share — Diluted
Continuing operations	$2.92	$2.39	$2.57
Discontinued operations	0.36	0.47	(0.06)

Net income	$3.28	$2.86	$2.51

Amounts attributable to Starwood’s Common Stockholders
Income from continuing operations	$565	$470	$502
Discontinued operations	70	92	(13)

Net income	$635	$562	$489

Weighted average number of shares	191	193	189

Weighted average number of shares assuming dilution	193	197	195

Dividends declared per share	$1.35	$1.25	$0.50

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$635	$562	$487
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(20)	25	(48)
Defined benefit pension and postretirement plans activity	22	(11)	(19)
Cash flow hedges net gains (losses)	1	(4)	3

	3	10	(64)
Comprehensive income	638	572	423
Comprehensive (income) loss attributable to noncontrolling interests	—	—	2
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	(1)

Comprehensive income attributable to Starwood	$638	$572	$424

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity Attributable to Noncontrolling Interests
			Additional Paid-in Capital (1)	Other
	Shares			Comprehensive	Retained Earnings
	Shares	Amount		(Loss) Income			Total
	(in millions)
Balance at December 31, 2010	193	$2	$805	$(283)	$1,947	$15	$2,486
Net income (loss)	—	—	—	—	489	(2)	487
Stock option and restricted stock award transactions, net	3	—	154	—	—	—	154
ESPP stock issuances	—	—	5	—	—	—	5
Other comprehensive income (loss)	—	—	—	(65)	—	1	(64)
Dividends	—	—	—	—	(99)	(1)	(100)
Sale of controlling interest	—	—	—	—	—	(13)	(13)
Acquisition of non-controlling interest	—	—	(1)	—	—	1	—

Balance at December 31, 2011	196	2	963	(348)	2,337	1	2,955
Net income (loss)	—	—	—	—	562	—	562
Stock option and restricted stock award transactions, net	3	—	167	—	—	—	167
ESPP stock issuances	—	—	6	—	—	—	6
Share repurchases	(6)	—	(320)	—	—	—	(320)
Other comprehensive income (loss)	—	—	—	10	—	—	10
Dividends	—	—	—	—	(242)	—	(242)
Acquisition of non-controlling interest	—	—	—	—	—	4	4

Balance at December 31, 2012	193	2	816	(338)	2,657	5	3,142
Net income (loss)	—	—	—	—	635	—	635
Stock option and restricted stock award transactions, net	4	—	154	—	—	—	154
ESPP stock issuances	—	—	6	—	—	—	6
Share repurchases	(5)	—	(316)	—	—	—	(316)
Other comprehensive income (loss)	—	—	—	3	—	—	3
Dividends	—	—	—	—	(260)	—	(260)
Acquisition of non-controlling interest	—	—	1	—	—	(2)	(1)

Balance at December 31, 2013	192	$2	$661	$(335)	$3,032	$3	$3,363

(1)	Stock option and restricted stock award transactions are net of a tax benefit of $26 million, $72 million and $26 million in 2013, 2012, and 2011 respectively.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$635	$562	$487
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(71)	(92)	13
Stock-based compensation expense	54	63	75
Excess stock-based compensation tax benefit	(26)	(72)	(26)
Depreciation and amortization	267	251	265
Amortization of deferred loan costs	5	6	11
(Gain) loss on debt extinguishment, net	(4)	128	16
Non-cash portion of restructuring and other special charges (credits), net	1	—	—
Non-cash foreign currency (gains) losses, net	14	(5)	12
Amortization of deferred gains	(91)	(87)	(87)
Provision for doubtful accounts	22	33	31
Distributions in excess (deficit) of equity earnings	—	—	7
Loss (gain) on asset dispositions and impairments, net	23	21	—
Non-cash portion of income tax expense (benefit)	65	(20)	63
Changes in working capital:
Restricted cash	46	(2)	(27)
Accounts receivable	(42)	(3)	(45)
Inventories	156	448	(14)
Prepaid expenses and other	(4)	(7)	(15)
Accounts payable and accrued expenses	10	(115)	62
Accrued income taxes	58	76	(195)
Securitized VOI notes receivable activity, net	144	7	(45)
VOI notes receivable activity, net	(157)	(24)	12
Other, net	46	16	41

Cash (used for) from operating activities	1,151	1,184	641

Investing Activities
Purchases of plant, property and equipment	(364)	(362)	(385)
Proceeds from asset sales, net	260	528	290
Issuance of notes receivable	—	(4)	(10)
Collection of notes receivable, net	3	4	7
Acquisitions, net of acquired cash	(67)	(45)	(72)
Purchases of investments	(1)	(2)	(8)
Proceeds from investments	4	4	4
Other, net	7	3	(2)

Cash (used for) from investing activities	(158)	126	(176)

Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	—	—	—
Long-term debt issued	—	358	47
Long-term debt repaid	(1)	(1,409)	(650)
Long-term securitized debt issued	—	166	200
Long-term securitized debt repaid	(178)	(165)	(162)
(Increase) decrease in restricted cash	(19)	69	(144)
Dividends paid	(256)	(242)	(99)
Proceeds from stock option exercises	88	74	70
Excess stock-based compensation tax benefit	26	72	22
Share repurchases	(316)	(320)	—
Other, net	(22)	(59)	(39)

Cash (used for) from financing activities	(678)	(1,456)	(755)

Exchange rate effect on cash and cash equivalents	(4)	(3)	(9)

Increase (decrease) in cash and cash equivalents	311	(149)	(299)
Cash and cash equivalents — beginning of period	305	454	753

Cash and cash equivalents — end of period	$616	$305	$454

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$68	$170	$188

Income taxes, net of refunds	$130	$103	$42

Non-cash acquisition of Hotel Imperial	$—	$—	$57

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries. We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,175 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upper upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the development and operation of vacation ownership resorts; and marketing, selling and financing of vacation ownership interests (“VOIs”) in the resorts.

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

Restricted Cash.    The majority of our restricted cash relates to cash used as collateral to reduce fees on letters of credit. Restricted cash also consists of deposits received on sales of VOIs and residential properties that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. Additionally, restricted cash includes cash held by our VIEs from our securitization transactions (see Note 9).

Inventories.    Inventories are comprised principally of VOIs of $182 million and $220 million as of December 31, 2013 and 2012, respectively, residential inventory of $7 million and $112 million as of December 31, 2013 and 2012, respectively, and hotel inventory. VOI and residential inventory, which has an operating cycle that generally exceeds 12 months, is classified as a current asset consistent with recognized industry practice. VOIs and residential inventory is carried at the lower of cost or net realizable value and includes capitalized interest. Capitalized interest incurred in 2013 and 2012 was de minimis, whereas in 2011, capitalized interest amounted to $37 million. Hotel inventory includes operating supplies and food and beverage inventory items which are generally valued at the lower of FIFO cost (first-in, first-out) or market.

Loan Loss Reserves.    For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2013 and 2012, the average estimated default rate of our pools of receivables was 9.3% and 9.7%, respectively.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

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

Investments.    Investments in joint ventures are generally accounted for under the equity method of accounting when we have a 20% to 50% ownership interest or exercise significant influence over the venture. If our interest exceeds 50% or, if we have the power to direct the economic activities of the entity and the obligation to absorb losses or receive benefits from the VIE that could be significant, then the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

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

Plant, Property and Equipment.    Plant, property and equipment are recorded at cost. We recorded capitalized interest of $7 million, $7 million and $5 million incurred in 2013, 2012 and 2011, respectively. The costs of improvements that extend the life of plant, property and equipment, such as structural improvements, equipment and fixtures, are capitalized. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 20 years for information

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

technology software and equipment; and the lesser of the lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are retired or sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by us relating to the assets sold are insignificant.

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

Goodwill and Intangible Assets.    Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management and franchise contracts. We do not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized over their respective useful lives. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we review all goodwill and intangible assets for impairment annually, or upon the occurrence of a trigger event.

When testing goodwill for impairment, ASC Topic 350 permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. We may also qualitatively assess our indefinite lived intangible assets for impairment prior to performing the quantitative impairment test. Impairment charges, if any, are recognized in operating results.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

accompanying consolidated balance sheets. The total actuarially determined liability, as of December 31, 2013 and 2012, was $1,036 million and $922 million, respectively, of which $313 million and $275 million, respectively, was included in accrued expenses.

Legal Contingencies.    We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. ASC Topic 450, Contingencies requires that an estimated loss from a loss contingency be accrued with a corresponding charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Changes in these factors could materially impact our financial position or our results of operations (see Note 25).

Fair Value of Financial Instruments.    Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prioritizes the inputs to valuation methodologies used to measure fair value as follows:

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

Foreign Currency Translation.    Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions long-term in nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net loss of $14 million in 2013, a net gain of $5 million in 2012 and a net loss of $12 million in 2011.

Income Taxes.    We provide for income taxes in accordance with principles contained in ASC Topic 740, Income Taxes. Under these principles, we recognize the amount of income tax payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance if it is more likely than not that a portion will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, we consider all available evidence, both positive and negative, including our recent cumulative earnings experience and expectations of future available taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods available to us for tax reporting purposes, and prudent and feasible tax planning strategies.

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

Stock-Based Compensation.    We calculate the fair value of share-based awards on the date of grant. Restricted stock awards are valued based on the share price, performance awards are valued based on a Monte Carlo simulation and, when granted in previous years, options were valued using a lattice valuation model. The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available. The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock may be estimated primarily by the stock’s assumed volatility. The lattice valuation option pricing model required that we estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management decision regarding market factors and trends. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded (see Note 21).

Revenue Recognition.    Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management fees and franchise fees; (3) vacation ownership and residential sales; (4) other revenues from managed and franchised properties. Generally, revenues are recognized when services are rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. The following is a description of the composition of our revenues:

•

Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from our owned, leased and consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”), is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Costs Incurred to Sell VOIs.    We capitalize direct costs attributable to the sale of VOIs until the sales are recognized. Selling costs capitalized under this methodology were approximately $5 million and $4 million as of December 31, 2013 and 2012, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of ASC Topic 978, Real Estate – Time Sharing Activities. If a contract is cancelled, we charge the unrecoverable direct selling costs to expense and record forfeited deposits as income.

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

Advertising Costs.    We enter into multi-media advertising campaigns, including television, radio, internet, print advertisements and other promotional activities. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place. If it becomes apparent that the media campaign will not take place, then all costs are expensed at that time. During the years ended December 31, 2013, 2012 and 2011, we incurred approximately $154 million, $154 million and $149 million of advertising expense and other promotional activities, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

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

Impact of Recently Issued Accounting Standards.

Future Accounting Standards

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification or Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This topic clarifies when an in substance repossession or foreclosure occurs and requires certain additional interim and annual disclosures related to such activity. The amendments in this ASU are effective for reporting periods beginning after December 15, 2014, and we expect to adopt this ASU on a prospective basis on January 1, 2015. We do not believe the adoption of this update will have a material impact on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This topic clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, and we adopted this ASU on January 1, 2014. We do not believe the adoption of this update will have a material impact on our financial statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This topic provides guidance on whether an unrecognized tax benefit should be presented as a reduction to a deferred tax asset or as a separate liability. This topic is for annual and interim periods beginning after December 15, 2013, with early adoption allowed. We adopted this ASU on January 1, 2014, and we do not believe the adoption of this update will have a material impact on our financial statements.

Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This topic requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line items of net income to which significant amounts are reclassified. This topic is for annual and interim periods beginning after December 15, 2012, with early adoption allowed. We adopted this ASU on January 1, 2013, and the additional disclosures are included in Note 23.

Note 3.    Earnings per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to Starwood’s common stockholders (in millions, except per share data):

	Year Ended December 31,
	2013			2012			2011
	Earnings	Shares	Per Share	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic earnings from continuing operations attributable to Starwood’s common stockholders	$565	191	$2.96	$470	193	$2.44	$502	189	$2.65
Effect of dilutive securities:
Employee options and restricted stock awards	—	2		—	4		—	6

Diluted earnings from continuing operations attributable to Starwood’s common stockholders	$565	193	$2.92	$470	197	$2.39	$502	195	$2.57

Approximately 0.3 million shares, 1.3 million shares and 1.2 million shares were excluded from the computation of diluted shares in 2013, 2012 and 2011, respectively, as their impact would have been anti-dilutive.

Note 4.    Asset Dispositions and Impairments

During the year ended December 31, 2013, we sold six wholly-owned hotels for net cash proceeds of approximately $248 million. Four hotels were sold subject to franchise agreements with initial terms of 20 years and we recorded a net pre-tax gain of $6 million related to the sales of these hotels. One hotel was sold subject to a management agreement with an initial term of 20 years, and this sale resulted in a pre-tax gain of approximately $3 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement. One hotel was sold subject to a long-term management agreement and this sale resulted in a pre-tax loss of $7 million, which we recorded in the gain (loss) on asset dispositions and impairments, net, line item.

Additionally, during the year ended December 31, 2013, we recorded a pre-tax loss of $11 million related to asset disposals in connection with various hotel renovations, which was partially offset by insurance proceeds of $5 million and a pre-tax gain of $4 million on the sale of a non-core asset for net cash proceeds of $12 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2012, we sold one wholly-owned hotel for net cash proceeds of approximately $11 million and recognized a pre-tax loss of $7 million in the gain (loss) on asset dispositions and impairments, net, line item. The hotel was sold subject to a long-term franchise agreement. Also during the year ended December 31, 2012, we sold two wholly-owned hotels, subject to long-term management agreements, for net cash proceeds of approximately $244 million. We recorded deferred gains of approximately $100 million in connection with these sales. The deferred gains will be amortized into the management fees, franchise fees and other income line over the initial terms of the management agreements, which are 20 years.

Additionally, during the year ended December 31, 2012, we recorded a pre-tax loss of $9 million related to the other-than-temporary impairment of our investment in an unconsolidated joint venture.

Finally, during the year ended December 31, 2012, we sold five wholly-owned hotels, unencumbered by management or franchise agreements, for net cash proceeds of approximately $265 million. In connection with the sales, we recognized a gain of approximately $78 million (net of tax), partially offset by an impairment charge of $5 million (net of tax) recorded in discontinued operations, net (see Note 17).

During the year ended December 31, 2011, we sold two wholly-owned hotels for cash proceeds of approximately $237 million. These hotels were sold subject to long-term management agreements and we recorded deferred gains of approximately $66 million relating to the sales. The deferred gains will be amortized into the management fees, franchise fees and other income line over the initial terms of the management agreements, which are 20 years. Also during the year ended December 31, 2011, we sold our interest in a consolidated joint venture for cash proceeds of approximately $44 million, with the buyer assuming $57 million of our debt. We recognized a pre-tax loss of $18 million in discontinued operations as a result of the sale (see Note 17).

Additionally, during the year ended December 31, 2011, we recorded an impairment charge of $31 million to write-off our noncontrolling interest in a joint venture that owns a hotel in Tokyo, Japan and a $9 million loss due to the impairment of fixed assets that were written down in connection with significant renovations and related asset retirements at two properties. These amounts were partially offset by a $50 million gain as a result of remeasuring the fair value of our previously held noncontrolling interest in two hotels in which we obtained a controlling interest.

During the years ended December 31, 2013, 2012 and 2011, we reviewed the recoverability of the carrying values of our owned hotels and determined that certain hotels or hotel assets were impaired. The fair values of the hotels were estimated primarily from the income approach and the use of discounted cash flows models. Impairment charges totaling $19 million, $2 million and $7 million, relating to two, two and six hotels, were recorded to gain (loss) on asset dispositions and impairments, net in the years ended December 31, 2013, 2012 and 2011, respectively, and to the following segment asset groups (in millions):

	Year Ended December 31,
	2013	2012	2011
Americas	$17	$—	$5
EAME	2	2	2

Total	$19	$2	$7

Note 5.    Assets Held for Sale

During the year ended December 31, 2012, we entered into a purchase and sale agreement for the sale of two wholly-owned hotels. We received a non-refundable deposit during the fourth quarter of 2012, and the hotels, along with estimated goodwill to be allocated to these assets, were reclassified as assets held for sale as of December 31, 2012. In connection with the anticipated sale, for the year ended December 31, 2012, we recognized an impairment charge of $4 million recorded to the gain (loss) on asset dispositions and impairments,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

net line item to reflect the fair market value of the properties based on the purchase price less costs to sell. The sale of these hotels, which were sold subject to franchise agreements, closed in January 2013 (see Note 4), and during the year ended December 31, 2013, we recognized an additional loss of $1 million related to the sale of these hotels.

Note 6.    Plant, Property and Equipment

Plant, property and equipment consisted of the following (in millions):

	December 31,
	2013	2012
Land and improvements	$506	$554
Buildings and improvements	2,895	2,985
Furniture, fixtures and equipment	1,865	1,876
Construction work in process	152	169

	5,418	5,584
Less accumulated depreciation and amortization	(2,384)	(2,422)

	$3,034	$3,162

During the year ended December 31, 2013, we acquired a hotel for cash consideration of $12 million.

The above balances include unamortized capitalized software costs of $178 million and $154 million at December 31, 2013 and 2012, respectively. Amortization of capitalized software costs was $35 million, $33 million and $32 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 was as follows (in millions):

	Americas Segment	EAME Segment	Asia Pacific Segment	Vacation Ownership and Residential Segment	Total
Balance at January 1, 2012	$786	$256	$283	$151	$1,476
Acquisitions	—	6	—	—	6
Currency translation adjustment	—	3	—	—	3
Asset dispositions	(58)	—	—	—	(58)
Other	—	—	—	—	—

Balance at December 31, 2012	$728	$265	$283	$151	$1,427

Balance at January 1, 2013	$728	$265	$283	$151	$1,427
Acquisitions	—	—	—	—	—
Currency translation adjustment	(1)	5	(1)	—	3
Asset dispositions	(22)	—	—	—	(22)
Other	—	(1)	—	—	(1)

Balance at December 31, 2013	$705	$269	$282	$151	$1,407

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

At October 31, 2013, the date of our annual impairment valuation, we evaluated the goodwill of the hotel reporting units and determined that, for each of the hotel reporting units, the fair value significantly exceeded the book value. We used a market approach to determine the fair value of the reporting units. We utilized earnings multiples from various independent, third party investment firms and applied those earnings multiples to the respective earnings streams (owned hotels, management and franchise fees and other) generated by each of our hotel reporting units to determine the fair value for each of the hotel segments.

At October 31, 2013, we determined qualitatively that, for the vacation ownership and residential reporting unit, it was not more likely than not that goodwill was impaired, and thus, the two-step goodwill impairment test was not required. In making this determination, we considered the significant excess of fair value over book value calculated in step one of the 2012 impairment test, trends in the discount rate, favorable trends in our current year operations, favorable 2013 industry performance versus prior year, analyst multiples and other positive qualitative information, all of which indicated that it is more likely than not that the fair value of the reporting unit is greater than its book value. Based on this evaluation of internal and external qualitative factors, we concluded that the two-step goodwill impairment test was not required for the vacation ownership reporting unit.

In 2012, we evaluated the goodwill of the vacation ownership and residential reporting unit and determined that its fair value significantly exceeded its book value. As well, we evaluated the goodwill for the hotel reporting units using the same earnings multiples approach described previously and determined that, for each of the hotel reporting units, the fair value significantly exceeded the book value. In 2012, we concluded no impairment existed for any of our reporting units.

Intangible assets consisted of the following (in millions):

	December 31,
	2013	2012
Trademarks and trade names	$316	$314
Management and franchise agreements	493	456
Other	16	15

	825	785
Accumulated amortization	(200)	(187)

	$625	$598

The intangible assets related to management and franchise agreements have finite lives, and accordingly, we recorded amortization expense of $28 million, $24 million, and $29 million, respectively, during the years ended December 31, 2013, 2012 and 2011. The other intangible assets noted above have indefinite lives.

Amortization expense relating to intangible assets with finite lives for each of the years ended December 31, is expected to be as follows (in millions):

2014	$28
2015	27
2016	25
2017	24
2018	23

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8.    Other Assets

Other assets included the following (in millions):

	December 31,
	2013	2012
VOI notes receivable, net of allowance of $52 and $39	$217	$92
Prepaid expenses	183	158
Deposits and other	143	135

Total	$543	$385

The increase in VOI notes receivable was primarily due to financed VOI sales throughout the year ended December 31, 2013, as we did not complete a securitization in 2013. See Note 10 for discussion relating to VOI notes receivable.

Note 9.    Transfers of Financial Assets

We have variable interests in the entities associated with our four outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (“VIEs”). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $21 million and $28 million during 2013 and 2012, respectively. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interest in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 15). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $51 million, $49 million, and $44 million during 2013, 2012, and 2011, respectively, and is classified in cash and cash equivalents.

During the year ended December 31, 2013, we terminated securitizations we originally completed in 2005 (the “2005 Securitization”) and 2006 (the “2006 Securitization”), including paydown of all principal and interest due. The termination of the 2005 Securitization was pre-funded by a securitization we completed in 2012 (the “2012 Securitization”) and resulted in the transfer of $19 million of vacation ownership notes receivable to the 2012 Securitization. The termination of the 2006 Securitization required a cash payment of $12 million and resulted in the release of $12 million of previously securitized vacation ownership notes receivable to unsecuritized notes receivable.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2012, we completed the 2012 Securitization, which consisted of approximately $174 million of vacation ownership notes receivable. The securitization transaction did not qualify as a sale for accounting purposes and, accordingly, no gain or loss was recognized and the proceeds are presented as debt. Of the $174 million securitized in 2012, $155 million was previously unsecuritized and approximately $19 million related to the 2005 Securitization for which the termination was prefunded. The net cash proceeds from the securitization, after the amount pre-funded for the termination of the 2005 Securitization and associated deal costs, were approximately $140 million. The pre-funded amount of $18 million was included in restricted cash as of December 31, 2012.

See Note 10 for disclosures and amounts related to the securitized vacation ownership notes receivable consolidated on our balance sheets as of December 31, 2013 and 2012.

Note 10.    Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consist of the following (in millions):

	December 31,
	2013	2012
Vacation ownership loans – securitized	$369	$503
Vacation ownership loans – unsecuritized	247	111

	616	614
Less: current portion
Vacation ownership loans – securitized	(54)	(65)
Vacation ownership loans – unsecuritized	(30)	(19)

	$532	$530

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

We record interest income associated with VOI notes in our vacation ownership and residential sale and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Vacation ownership loans – securitized	$63	$69	$64
Vacation ownership loans – unsecuritized	21	15	21

	$84	$84	$85

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following tables present future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2014	$60	$38	$98
2015	60	25	85
2016	61	24	85
2017	57	27	84
Thereafter	174	193	367

Balance at December 31, 2013	$412	$307	$719

Weighted average interest rates	12.97%	12.84%	12.91%

Range of interest rates	5 to 17%	5 to 17%	5 to 17%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of December 31, 2013 and 2012, the average estimated default rate for our pools of receivables was 9.3% and 9.7%, respectively.

The activity and balances for our loan loss reserve were as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2010	$82	$79	$161
Provisions for loan losses	2	27	29
Write-offs	—	(54)	(54)
Other	(4)	4	—

Balance at December 31, 2011	80	56	136
Provisions for loan losses	—	26	26
Write-offs	—	(41)	(41)
Other	(7)	7	—

Balance at December 31, 2012	73	48	121
Provisions for loan losses	(10)	21	11
Write-offs	—	(29)	(29)
Other	(20)	20	—

Balance at December 31, 2013	$43	$60	$103

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

quantitatively calculating the loan loss reserve based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables and current default trends by brand and origination year.

During the year ended December 31, 2013, we recorded a net adjustment to the loan loss reserves of $11 million. This net adjustment was primarily driven by a $23 million increase in the reserves for new contract sales, partially offset by a $12 million favorable adjustment from improved performance in the portfolio, as well as an enhancement to our static pool methodology to include FICO as a credit quality indicator.

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of December 31, 2013
	700+	600-699	<600	No Score	Total
Sheraton	$156	$130	$19	$59	$364
Westin	199	91	7	37	334
Other	11	3	—	7	21

	$366	$224	$26	$103	$719

	As of December 31, 2012
	700+	600-699	<600	No Score	Total
Sheraton	$153	$123	$23	$59	$358
Westin	208	91	8	42	349
Other	16	4	—	8	28

	$377	$218	$31	$109	$735

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $48 million and $49 million as of December 31, 2013 and 2012, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable by credit quality indicators were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of December 31, 2013	$719	$671	$9	$5	$34	$48
As of December 31, 2012	$735	$686	$7	$5	$37	$49

Note 11.    Deferred Gains

We defer gains realized in connection with the sale of a property for which we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement. As of December 31, 2013 and 2012, we had total deferred gains of $954 million and $1,035 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $91 million, $87 million and $87 million in 2013, 2012 and 2011, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12.    Restructuring and Other Special Charges (Credits), Net

Restructuring and other special charges (credits), net were $1 million, $(12) million and $68 million for the years ended December 31, 2013, 2012 and 2011, respectively. These net charges (credits) are not recorded in our reportable segment earnings.

During the year ended December 31, 2013, we decided to absorb certain technology related costs and expenses that we previously intended to collect from our managed and franchised properties. As a result, we recorded a $19 million charge, representing the costs and expenses incurred through the end of 2013 that are no longer intended to be recovered. The year ended December 31, 2013 also included approximately $5 million in severance costs related to a leased hotel we plan to exit in the near future. These charges were partially offset by a favorable adjustment to a legal reserve of approximately $22 million related to a 2013 judgment and settlement, legal fees and expenses in regards to a long standing litigation.

During the year ended December 31, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of our litigation reserve related to the same litigation.

During the year ended December 31, 2011, we recorded a charge of $70 million related to the unfavorable decision in the same lawsuit (see Note 25), offset by a credit of $2 million to adjust previously recorded reserves to the amounts we expected to pay.

We had remaining restructuring accruals of $20 million and $78 million as of December 31, 2013 and 2012, respectively, primarily recorded in accrued expenses.

Note 13.     Income Taxes

Income tax data from our continuing operations is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Pretax income
U.S.	$462	$356	$165
Foreign	366	262	260

	$828	$618	$425

Provision (benefit) for income tax
Current:
U.S. federal	$77	$26	$(215)
State and local	3	22	(21)
Foreign	118	118	88

	198	166	(148)

Deferred:
U.S. federal	69	(25)	62
State and local	13	(2)	(11)
Foreign	(17)	9	22

	65	(18)	73

	$263	$148	$(75)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

No U.S. income taxes have been provided on filing basis undistributed foreign earnings of $3.3 billion as of December 31, 2013 since we have the ability and intent to permanently reinvest these amounts. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows (in millions):

	December 31,
	2013	2012
Current deferred tax assets	$211	$290
Long-term deferred tax assets	591	660
Current deferred tax liabilities (1)	(17)	(27)
Long-term deferred tax liabilities	(48)	(85)

Deferred income taxes	$737	$838

(1)	Included in the accrued taxes and other line item in the consolidated balance sheets.

The tax effect of the temporary differences and carryforward items that give rise to deferred tax assets (liabilities) were as follows (in millions):

	December 31,
	2013	2012
Plant, property and equipment	$(41)	$(43)
Intangibles	(51)	(70)
Inventories	52	73
Deferred gains	338	366
Investments	225	208
Receivables (net of reserves)	(22)	47
Accrued expenses and other reserves	140	182
Employee benefits	84	81
Net operating loss, capital loss and tax credit carryforwards	270	223
Other	41	22

	1,036	1,089
Less valuation allowance	(299)	(251)

Deferred income taxes	$737	$838

In assessing whether it is more likely than not that deferred tax assets will be realized, we consider all available evidence, both positive and negative, including our recent cumulative earnings experience and expectations of future available taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods available to us for tax reporting purposes, and prudent and feasible tax planning strategies. Considering the factors, a possibility exists that we may release a portion of the valuation allowance against some deferred tax assets in the next twelve months in the event of sustainable earnings or the identification of a prudent and feasible tax planning strategy.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

At December 31, 2013, we had gross federal net operating loss carryforwards of $8 million which have varying expiration dates extending through 2032, the earliest of which will begin to expire in 2026. It is more likely than not that substantially all of these attributes will be realized prior to expiration.

At December 31, 2013, we had gross state net operating loss carryforwards of approximately $1.4 billion, which have varying expiration dates extending through 2033, the earliest of which will begin to expire in 2014. We also had state tax credit carryforwards of $21 million of which $5 million are indefinite and $16 million will fully expire by 2026. We have established a valuation allowance against a portion of these attributes as it is more likely than not that they will not be fully realized due to a lack of sustainable earnings in separate state filings.

At December 31, 2013, we had foreign net operating losses, capital losses and other attributes, which are indefinite or have varying expiration dates extending through 2032, of approximately $441 million, $19 million and $18 million, respectively. We also had tax credit carryforwards of approximately $1 million in foreign jurisdictions. We have established a valuation allowance against the majority of these attributes as it is more likely than not that these attributes will be not realized prior to expiration.

On September 13, 2013, Treasury and the Internal Revenue Service (the “IRS”) issued final regulations regarding the deduction and capitalization of expenditures related to tangible property, which could affect deferred income taxes. The final regulations under Internal Revenue Code Sections 162, 167, and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and do not anticipate they will have a material impact on our consolidated results of operations.

A reconciliation of our tax provision at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Tax provision at U.S. statutory rate	$290	$216	$149
U.S. state and local income taxes	19	6	(19)
Net U.S. tax on repatriation of foreign earnings	5	3	25
Foreign tax rate differential	(81)	(77)	(98)
Foreign withholding tax	26	34	22
Tax/(benefit) on capital gains	—	(1)	334
Change in tax law	(31)	—	—
Change in asset basis	(2)	(13)	(130)
Change in uncertain tax positions	20	15	22
Tax settlements	—	(1)	(25)
Tax/(benefits) on asset dispositions	(7)	(41)	(51)
Change in valuation allowances	48	21	(304)
Other	(24)	(14)	—

Provision for income tax (benefit)	$263	$148	$(75)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The foreign tax rate differential benefit primarily relates to our operations in Luxembourg and Singapore.

During the year ended December 31, 2013, we recorded a $31 million tax benefit for changes in tax law primarily related to Mexico. On December 11, 2013, Mexican federal income tax law changes were enacted eliminating the statutory income tax rate reduction scheduled to start in 2014, and leaving the current 30% statutory income tax rate in effect for future years. Additionally, the Entrepreneurial Tax of Unique Rate (IETU or Flat Tax) has been repealed as of January 1, 2014. We have revalued our deferred income tax assets and liabilities using the rates expected to be in effect when the underlying temporary differences are expected to reverse.

During the year ended December 31, 2013, we established a net valuation allowance of $48 million through continuing operations primarily related to foreign jurisdictions, which includes $22 million resulting from the law change in Mexico.

On December 31, 2013, certain US income tax provisions expired including IRC section 954(c)(6) dealing with the application of Subpart F to certain inter-company payments among controlled foreign corporations. The expiration of section 954(c)(6) and the other expired provisions could have a material impact on our consolidated results of operations subsequent to 2014.

During the year ended December 31, 2013, we recorded a tax benefit of $70 million in discontinued operations, net as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition (see Note 17). The applicable statute of limitation for this tax position lapsed during 2013.

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

As of December 31, 2013, we had approximately $261 million of total unrecognized tax benefits, of which $124 million would affect our effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Beginning of year	$258	$221	$585
Additions based on tax positions related to the current year	21	14	20
Additions for tax positions of prior years	40	29	33
Settlements with tax authorities	—	(4)	(407)
Reductions for tax positions in prior years	(19)	(1)	(6)
Reductions due to the lapse of applicable statutes of limitations	(39)	(1)	(4)

End of year	$261	$258	$221

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. During the first quarter of fiscal year 2014, we settled a foreign tax audit. We will remeasure our unrecognized tax benefits and recognize the tax impact of this settlement in the first quarter of 2014. We expect the settlement to result in a tax benefit of approximately $52 million. In addition to this settlement, we also believe it is reasonably possible that approximately $13 million of our unrecognized tax benefits as of December 31, 2013 will reverse within the next twelve months, the majority of which will impact the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. We had $16 million and $80 million accrued for the payment of interest as of December 31, 2013 and December 31, 2012, respectively. We had $1 million accrued for the payment of penalties as of December 31, 2013, while at December 31, 2012, we had no accruals for the payment of penalties. We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of December 31, 2013, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 and to examination by any U.S. state taxing authority prior to 2002. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

We are currently under audit by the IRS for years 2007 through 2009. During the period ending December 31, 2013, we received Notices of Proposed Adjustment from the IRS for such years; however, we disagree with the IRS on certain of these adjustments and intend to vigorously contest them, including pursuing all available remedies such as the IRS Appeals process and litigation, if necessary. These unagreed adjustments, if upheld, would result in significant tax and interest payments. More than half of this amount would not affect the effective tax rate due to the timing nature of certain issues. We believe we will prevail in the eventual resolution of these matters and have not adjusted our results of operations as a result of these unagreed proposed adjustments.

Note 14.     Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,
	2013	2012
Senior Credit Facility:
Revolving Credit Facility, maturing 2018	$—	$—
Senior Notes, interest at 7.375%, maturing 2015	294	294
Senior Notes, interest at 6.75%, maturing 2018	372	371
Senior Notes, interest at 7.15%, maturing 2019	207	206
Senior Notes, interest at 3.125%, maturing 2023	349	349
Mortgages and other, interest rates ranging from 1.00% to 9.00%, various maturities	45	55

	1,267	1,275
Less current maturities	(2)	(2)

Long-term debt	$1,265	$1,273

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Aggregate debt maturities for each of the years ending December 31 are as follows (in millions):

2014	$2
2015	296
2016	34
2017	3
2018	372
Thereafter	560

$1,267

We maintain lines of credit under which bank loans and other short-term debt can be drawn on. In addition, smaller credit lines are maintained by our foreign subsidiaries. In 2012, we closed on a $1.75 billion senior credit facility (the “Facility”), which matures in February 2018. The Facility is a multi-currency revolving loan commitment and is expected to be used for general corporate purposes. We had approximately $1.75 billion of available borrowing capacity under our domestic and foreign lines of credit as of December 31, 2013. The short-term borrowings under these lines of credit at December 31, 2013 and 2012 were de minimis.

In 2011, we received an incentive in the form of a $10 million loan (the “Loan”) from the State of Connecticut, in connection with the relocation of our corporate headquarters to Stamford, Connecticut, which we classified in mortgages and other. The Loan had an opportunity for $7 million principal forgiveness if a certain employment threshold was met before December 31, 2014. During the year ended December 31, 2013, we received notification from the State of Connecticut that we had met the employment threshold and that $7 million of the Loan was forgiven.

During the year ended December 31, 2012, we completed a tender offer to purchase four different series of senior notes. The offer to purchase resulted in principal tenders of $321 million of our 7.875% Senior Notes due 2014, $156 million of our 7.375% Senior Notes due 2015, $29 million of our 6.75% Senior Notes due 2018 and $40 million of our 7.15% Senior Notes due 2019. Subsequent to the tender offer, we exercised our option to redeem the remaining $179 million 7.875% Senior Notes due 2014. We paid $833 million in connection with these redemptions and recorded a charge of approximately $113 million in the loss on early extinguishment of debt, net, line item in our statements of income.

During the year ended December 31, 2012, we also exercised our option to redeem all of our outstanding 6.25% Senior Notes due 2013, which had a principal amount of approximately $495 million. We paid approximately $513 million in connection with this redemption and recorded a net charge of approximately $15 million in the loss on early extinguishment of debt, net, line item in our statements of income.

Also during the year ended December 31, 2012, we prepaid $52 million of third party debt previously secured by one owned hotel.

On December 5, 2012, we issued $350 million of 3.125% senior notes. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, and the notes will mature on February 15, 2023.

We are subject to certain restrictive debt covenants under our short-term borrowing and long-term debt obligations including a financial maintenance covenant, limitations on incurring additional debt, restrictions on liens, limitations on ability to pay dividends, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. We were in compliance with all of the short-term and long-term debt covenants at December 31, 2013.

During the year ended December 31, 2013, we entered into four interest rate swaps with a total notional amount of $200 million, where we pay floating and receive fixed interest rates (see Note 22).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 15.     Securitized Vacation Ownership Debt

Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	December 31,
	2013	2012
2005 securitization, terminated 2013	$—	$22
2006 securitization, terminated 2013	—	18
2009 securitization, interest rates at 5.81%, maturing 2015	36	63
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	101	138
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	105	137
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	113	155

	355	533
Less current maturities	(97)	(150)

Long-term debt	$258	$383

During the year ended December 31, 2013, we terminated the 2005 Securitization and the 2006 Securitization, including paydown of all principal and interest due (see Note 9).

During the year ended December 31, 2012, we completed a securitization of approximately $174 million of vacation ownership notes receivable (see Note 9).

During the years ended December 31, 2013 and 2012, interest expense associated with securitized vacation ownership debt was $17 million and $22 million, respectively.

Note 16.     Other Liabilities

Other liabilities consisted of the following (in millions):

	December 31,
	2013	2012
Deferred gains on asset sales	$870	$944
SPG point liability (a)	780	733
Deferred revenue including VOI and residential sales	37	33
Benefit plan liabilities	46	78
Deferred rent	53	51
Insurance reserves	44	45
Other	74	72

	$1,904	$1,956

(a)	Includes the actuarially determined liability and certain deferred revenues related to the SPG program.

We defer gains realized in connection with the sale of a property for which we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 11).

The decrease in benefit plan liabilities is primarily the result of changes in the actuarial pension assumptions associated with our pension plans (see Note 18).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 17.     Discontinued Operations

Summary financial information for discontinued operations is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Income Statement Data
Loss from operations, net of tax	$(1)	$—	$—
Gain (loss) on dispositions, net of tax	$71	$92	$(13)

During the year ended December 31, 2013, we recorded a $71 million gain on dispositions, net of tax, primarily as a result of the reversal of a reserve associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during 2013 (see Note 13). Additionally, a gain of $1 million (net of tax) resulted from the favorable insurance recovery of certain liabilities associated with a previously disposed of subsidiary of ITT Corporation, which we acquired in 1998.

During the year ended December 31, 2012, the gain of $92 million (net of tax) was primarily related to the gain of $78 million (net of tax) on the sale of one wholly owned hotel, which was sold unencumbered by a management or franchise agreement. Additionally, a gain of $23 million (net of tax) resulted from the favorable settlement of certain liabilities associated with a previously disposed of subsidiary of ITT Corporation. These gains were partially offset by a loss of $5 million (net of tax) related to the loss on the sale of four wholly-owned hotels.

During the year ended December 31, 2011, we recorded a loss of $13 million, including an $18 million pretax loss from the sale of our interest in a consolidated joint venture, offset by a $10 million income tax benefit on the sale.

Additionally, for each of the years ended December 31, 2012 and 2011, we recorded losses of $5 million (net of tax) for accrued interest related to the uncertain tax position that lapsed during 2013.

Note 18.     Employee Benefit Plans

During the year ended December 31, 2013, we recorded net actuarial gains of $19 million (net of tax) related to various employee benefit plans primarily due to changes in the assumed discount rate. These gains were recorded in other comprehensive income. The amortization of the net actuarial loss, a component of other comprehensive income, for the year ended December 31, 2013 was $3 million (net of tax).

The actuarial loss included in accumulated other comprehensive (loss) income that is expected to be recognized in net periodic pension cost during the year ended December 31, 2014 is $2 million ($2 million, net of tax).

Defined Benefit and Postretirement Benefit Plans.    We sponsor or previously sponsored numerous funded and unfunded domestic and international pension plans. All defined benefit plans covering U.S. employees are frozen. Certain plans covering non-U.S. employees remain active.

We also sponsor the Starwood Hotels & Resorts Worldwide, Inc. Retiree Welfare Program. This plan provides health care and life insurance benefits for certain eligible retired employees, and we fund this program on a pay-as-you-go basis.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table sets forth the benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation of our defined benefit pension and postretirement benefit plans at December 31 (in millions):

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$23	$20	$232	$206	$20	$20
Service cost	—	—	—	—	—	—
Interest cost	1	1	8	10	1	1
Actuarial loss (gain)	(2)	3	(19)	19	(2)	—
Effect of foreign exchange rates	—	—	2	4	—	—
Plan participant contributions	—	—	—	—	1	1
Benefits paid	(1)	(1)	(7)	(7)	(2)	(2)
Other	—	—	—	—	—	—

Benefit obligation at end of year	$21	$23	$216	$232	$18	$20

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$217	$190	$—	$—
Actual return on plan assets, net of expenses	—	—	11	19	—	—
Employer contribution	1	1	12	11	1	1
Plan participant contributions	—	—	—	—	1	1
Effect of foreign exchange rates	—	—	2	4	—	—
Benefits paid	(1)	(1)	(7)	(7)	(2)	(2)

Fair value of plan assets at end of year	$—	$—	$235	$217	$—	$—

Overfunded (underfunded) funded status	$(21)	$(23)	$19	$(15)	$(18)	$(20)

Accumulated benefit obligation	$21	$23	$216	$232	n/a	n/a

Plans with Accumulated Benefit Obligations in excess of Plan Assets
Projected benefit obligation	$21	$23	$142	$158	n/a	n/a

Accumulated benefit obligation	$21	$23	$142	$157	n/a	n/a

Fair value of plan assets	$—	$—	$134	$121	n/a	n/a

The net underfunded status of the plans at December 31, 2013 was $20 million, of which $42 million is recorded in other liabilities, $3 million is recorded in accrued expenses and $25 million is recorded in other assets in the accompanying balance sheet.

All domestic pension plans are frozen plans, whereby employees do not accrue additional benefits. Therefore, at December 31, 2013 and 2012, the projected benefit obligation is equal to the accumulated benefit obligation.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents the components of net periodic benefit cost for the years ended December 31 (in millions):

	Domestic Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1	1	1	8	10	10	1	1	1
Expected return on plan assets	—	—	—	(12)	(12)	(12)	—	—	—
Amortization of net actuarial loss	—	—	—	3	2	1	—	—	—
Other	—	—	—	—	—	1	—	—	—

Net periodic benefit cost	$1	$1	$1	$(1)	$—	$—	$1	$1	$1

The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	4.26%	3.50%	4.63%	4.01%	4.25%	3.50%
Rate of compensation increase	n/a	n/a	3.03%	3.03%	n/a	n/a

For measurement purposes at December 31, 2013, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014, gradually decreasing to 5% in 2020. A one-percentage point change in assumed health care cost trend rates would have approximately a $1 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost. The majority of participants in the Foreign Pension Plans are employees of managed hotels, for which we are reimbursed for costs related to their benefits. The impact of these reimbursements is not reflected above.

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Domestic Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.50%	4.25%	5.00%	4.01%	4.68%	5.34%	3.50%	4.00%	4.75%
Rate of compensation increase	n/a	n/a	n/a	3.03%	3.26%	3.64%	n/a	n/a	n/a
Expected return on plan assets	n/a	n/a	n/a	5.81%	6.31%	6.52%	n/a	n/a	7.10%

Our investment objectives are to minimize the volatility of the value of the assets and to ensure the assets are sufficient to pay plan benefits. The target asset allocation is 66% debt securities, 33% equity securities and 1% other.

A number of factors were considered in the determination of the expected return on plan assets. These factors included current and expected allocation of plan assets, the investment strategy, historical rates of return and our expectations, as well as investment expert expectations, for investment performance over approximately a ten year period.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents our fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2013 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds	$59	$—	$—	$59
Collective Trusts	—	7	—	7
Equity Index Funds	—	75	—	75
Money Markets	1	—	—	1
Bond Index Funds	—	93	—	93

Total	$60	$175	$—	$235

The following table presents our fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds	$61	$—	$—	$61
Collective Trusts	—	6	—	6
Equity Index Funds	—	75	—	75
Money Markets	1	—	—	1
Bond Index Funds	—	74	—	74

Total	$62	$155	$—	$217

All assets are valued using quoted market prices in active markets.

The following table represents our expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Domestic Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
2014	$2	$9	$1
2015	2	9	1
2016	2	10	1
2017	2	10	1
2018	2	10	1
2019-2023	7	60	6

We expect to contribute $15 million to the plans during 2014. A significant portion of the contributions relate to the Foreign Pension Plans, for which we are reimbursed by our managed hotels.

Defined Contribution Plans.    We sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a “401(k)” plan. The plan allows participation by employees on U.S. payroll who are at least age 21. Each participant may contribute on a pretax basis between 1% and 50% of his or her eligible compensation to the plan subject to certain maximum limits. Eligible employees are automatically enrolled after 90 days (unless they opt out). A company-paid matching contribution is provided to participants who have completed at least one year of service. The amount of expense

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

for matching contributions totaled $16 million in 2013, $16 million in 2012, and $15 million in 2011. The plan includes our publicly traded common stock as an investment choice. The balances held in Starwood’s stock were $80 million and $69 million at December 31, 2013 and 2012, respectively.

Multi-Employer Pension Plans.    Certain employees are covered by union sponsored multi-employer pension plans pursuant to agreements between us and various unions. Our participation in these plans is outlined in the table below (in millions):

Pension Fund	EIN/ Pension Plan Number	Pension Protection Act Zone Status				Contributions
		2013		2012		2013	2012	2011
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Yellow	(a)	Yellow	(b)	$4	$4	$4
Other Funds	Various					4	5	5

Total Contributions						$8	$9	$9

(a)	As of January 1, 2013

(b)	As of January 1, 2012

Eligible employees at our owned hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. Our contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2019. Our contributions did not exceed 5% of the total contributions to the pension fund in 2013, 2012 or 2011. The pension fund has implemented a funding improvement plan and we have not paid a surcharge.

Multi-Employer Health Plans.    Certain employees are covered by union sponsored multi-employer health plans pursuant to agreements between us and various unions. The plan benefits can include medical, dental and life insurance for eligible participants and retirees. Our contributions to these plans, which were charged to expense during 2013, 2012 and 2011, were approximately $24 million, $24 million and $26 million, respectively.

Note 19.     Leases and Rentals

We lease certain equipment for the operations of our hotels under various lease agreements. The leases extend for varying periods through 2022 and generally are for a fixed amount each month. In addition, several of our hotels are subject to leases of land or building facilities from third parties, which extend for varying periods through 2097 and generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on the operating profit or revenues of the related hotels.

Our minimum future rents at December 31, 2013 payable under non-cancelable operating leases with third parties were as follows (in millions):

2014	$100
2015	98
2016	94
2017	81
2018	79
Thereafter	901

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Rent expense under non-cancelable operating leases consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Minimum rent	$105	$102	$108
Contingent rent	11	9	9
Sublease rent	(4)	(3)	(4)

	$112	$108	$113

Note 20.     Stockholders’ Equity

Share Repurchases.    During the years ended December 31, 2013 and 2012, our Board of Directors authorized increases of $750 million and $250 million, respectively, to our share repurchase program. During the year ended December 31, 2013, we repurchased approximately 4,855,000 common shares at an average price of $64.98 for a total cost of approximately $316 million. During the year ended December 31, 2012, we repurchased 6,300,000 common shares at an average price of $50.83 for a total cost of approximately $320 million. As of December 31, 2013, $614 million remained available under the share repurchase authorization.

Dividends. In December 2013, we paid $256 million of dividends, or $1.35 per share, to stockholders of record as of December 13, 2013. In December 2012, we paid $242 million of dividends, or $1.25 per share, to stockholders of record as of December 14, 2012.

Note 21.     Stock-Based Compensation

In accordance with our 2004 Long-Term Incentive Compensation Plan (the “2004 LTIP”), during the five month period ended May 31, 2013, we granted restricted stock, restricted stock units and performance shares to executive officers, members of the Board of Directors and certain employees.

A target number of contingent performance shares were awarded to certain executives in February 2013 in lieu of stock options. Vesting of the performance shares is dependent upon a market condition and three years of continuous service beginning at date of grant, subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire. The market condition is based on our total stockholder return relative to the total stockholder return of a specified group of peer companies at the end of a three-calendar-year performance period beginning January 1, 2013 and ending December 31, 2015. The number of performance shares earned is determined based on our percentile ranking among these companies. The performance shares are entitled to any dividends made during the performance period in the same proportion as the number of performance shares that vest. Dividends will be paid at the end of the service period.

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available. The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock may be estimated primarily by the stock’s assumed volatility. During the year ended December 31, 2013, we granted approximately 164,000 performance shares with a grant date fair value of $77.72 per share under the 2004 LTIP. In addition, we granted approximately 1,173,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $60.30 per share or unit under the 2004 LTIP.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

On May 31, 2013, our stockholders approved the 2013 Long-Term Incentive Compensation Plan (“2013 LTIP”), which superseded the 2004 LTIP. The 2013 LTIP authorizes the Compensation Committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards for the purpose of providing our officers and other employees, and those of our subsidiaries, and non-employees who perform employee functions, incentives and rewards for performance. During the year ended December 31, 2013, we granted approximately 30,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $63.47 per share or unit under the 2013 LTIP.

Although no additional awards will be granted under the 2004 LTIP, the provisions under the previous plan will continue to govern awards that have been granted and remain outstanding under that plan. No awards may be granted under the 2013 LTIP after the tenth anniversary of the date on which the stockholders approved the 2013 LTIP. However, awards outstanding under the 2013 LTIP will continue to be governed by the 2013 LTIP until all awards granted prior to that date are no longer outstanding. The approval of the 2013 LTIP significantly decreased the number of shares that we may issue pursuant to equity-based awards from 56 million shares to 11 million shares of common stock. The aggregate number of new shares available to be granted under the 2013 LTIP at December 31, 2013 was approximately 11 million.

Compensation expense, net of reimbursements during 2013, 2012 and 2011 was approximately $54 million, $63 million and $75 million, respectively, resulting in tax benefits of $21 million, $24 million and $29 million, respectively. As of December 31, 2013, there was approximately $62 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursement from third parties, which is expected to be recognized over a weighted-average period of 1.5 years on a straight-line basis.

As of December 31, 2013, 164,000 performance shares remained outstanding with a remaining life of 2.0 years.

In 2013, we did not grant any stock options. In 2012 and 2011, we utilized the Lattice model to calculate the fair value of option grants. The weighted average assumptions used to determine the fair value of option grants were as follows:

	Year Ended December 31,
	2012	2011
Dividend yield	1.25%	0.75%
Volatility:
Near term	37.0%	36.0%
Long term	46.0%	44.0%
Expected life	6 yrs.	6 yrs.
Yield curve:
6 month	0.14%	0.18%
1 year	0.18%	0.25%
3 year	0.41%	1.18%
5 year	0.84%	2.13%
10 year	1.94%	3.42%

The dividend yield was estimated based on the expected annualized dividend payment and the average expected price of our common shares during the same periods.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The estimated volatility was based on a combination of historical share price volatility as well as implied volatility based on market analysis. The historical share price volatility was measured over an 8-year period, which is equal to the contractual term of the options.

The expected life represents the period that our stock-based awards are expected to be outstanding and was determined based on an actuarial calculation using historical experience, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

The yield curve (risk-free interest rate) was based on the implied zero-coupon yield from the U.S. Treasury yield curve over the expected term of the option.

The following table summarizes our stock option activity during 2013:

	Options (In Millions)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	4.2	$35.72
Granted	—	n/a
Exercised	(3.0)	29.84
Forfeited, Canceled or Expired	(0.1)	54.80

Outstanding at December 31, 2013	1.1	$48.62

Exercisable at December 31, 2013	0.7	$46.17

As of December 31, 2013 and 2012, we had non-vested options totaling 0.4 million and 1.7 million, respectively, with a weighted average grant date fair value of $18.71 and $10.85, respectively. During the year ended December 31, 2013, 1.2 million options vested with a weighted average grant date fair value of $7.54.

The weighted-average fair value per option for options granted during 2012 and 2011 was $18.62, and $21.84, respectively, and the service period is typically four years. The total intrinsic value of options exercised during 2013, 2012 and 2011 was approximately $104 million, $84 million and $62 million, respectively, resulting in tax benefits of approximately $32 million, $32 million and $23 million, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2013 was $34 million. The aggregate intrinsic value of exercisable options as of December 31, 2013 was $23 million. The weighted-average contractual life was 4.1 years for outstanding options and 3.2 years for exercisable options as of December 31, 2013.

We recognize compensation expense, equal to the fair market value of the stock on the date of grant for restricted stock and unit grants, over the service period. The weighted-average fair value per restricted stock or unit granted during 2013, 2012 and 2011 was $60.38, $54.96 and $60.77, respectively. The service period is typically three years except in the case of restricted stock and units issued in lieu of a portion of an annual cash bonus where the restriction period is typically in equal installments over a two year period, or in equal installments on the first, second and third fiscal year ends following grant date with distribution at the end of the third fiscal year.

The fair value of restricted stock and units for which the restrictions lapsed during 2013, 2012 and 2011 was approximately $103 million, $237 million and $154 million, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes our restricted stock and units activity during 2013:

	Number of Restricted Stock and Units	Weighted Average Grant Date Value Per Share
	(In Millions)
Outstanding at December 31, 2012	3.7	$50.49
Granted	1.2	60.38
Lapse of restrictions	(1.7)	43.39
Forfeited or canceled	(0.2)	58.26

Outstanding at December 31, 2013	3.0	$57.83

2002 Employee Stock Purchase Plan

In April 2002, the Board of Directors adopted (and in May 2002 the stockholders approved) our 2002 Employee Stock Purchase Plan (the “ESPP”) to provide our employees with an opportunity to purchase shares through payroll deductions and we reserved approximately 12.0 million shares for issuance under the ESPP. The ESPP commenced in October 2002.

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

Approximately 0.1 million shares were issued under the ESPP during the year ended December 31, 2013 at purchase prices ranging from $57.31 to $70.76. Approximately 0.1 million shares were issued under the ESPP during the year ended December 31, 2012 at purchase prices ranging from $50.21 to $52.37.

Note 22.    Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions. We enter into forward contracts to hedge forecasted transactions based in certain foreign currencies, including Euro, Canadian Dollar and Yen. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amount of the outstanding Euro forward contracts at December 31, 2013 were $50 million, with average exchange rates of 1.4, with terms of primarily less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

We enter into interest rate swap agreements to manage interest expense. The swaps qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At December 31, 2013, we had four interest rate swap agreements with an aggregate notional amount of $200 million under which we pay floating rates and receive fixed rates of interest (“Fair Value Swaps”). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the fair values of our derivative instruments (in millions):

	December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swaps	Other assets	$1	Other assets	$—

Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$1

	December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$2	Prepaid expenses and other	$2

Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$—

The following table presents the effect of our derivatives on our Consolidated Statements of Income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2013	2012	2011
Foreign forward exchange contracts	Interest expense, net	$14	$(1)	$5

Total gain (loss) included in income		$14	$(1)	$5

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 23.    Comprehensive Income

On January 1, 2013, we adopted ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This topic requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line item of net income to which significant amounts are reclassified.

The following table presents the changes in accumulated other comprehensive income by component for the year ended December 31, 2013 (in millions):

	For the Year Ended December 31, 2013 (a)
	Cash Flow Hedges	Defined Benefit Pension and Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2012	$(1)	$(86)	$(251)	$(338)

Other comprehensive income before reclassifications	—	21	(20)	1
Amounts reclassified from accumulated other comprehensive income	1	3	—	4

Total before tax	1	24	(20)	5
Tax (expense) benefit	—	(2)	—	(2)

Net current year other comprehensive income	1	22	(20)	3

Balance at December 31, 2013	$—	$(64)	$(271)	$(335)

(a)	Amounts in parentheses indicate debits.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents the components of our other comprehensive income (loss) and related tax effects for the years ended December 31, 2013, 2012 and 2011 (in millions):

	For the Year Ended December 31, (a)
	2013			2012			2011
	Before- Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount
Cash flow hedges:
Gains (losses) arising during period	$—	$—	$—	$—	$—	$—	$1	$—	$1
Amounts reclassified from accumulated other comprehensive income (b)	1	—	1	(4)	—	(4)	2	—	2

Net gains (losses) on cash flow hedges	1	—	1	(4)	—	(4)	3	—	3

Defined benefit pension and postretirement benefit plans:
Gains (losses) arising during the year	21	(2)	19	(15)	2	(13)	(20)	—	(20)
Amounts reclassified from accumulated other comprehensive income (c)	3	—	3	2	—	2	1	—	1

Net gains (losses) on defined benefit pension and postretirement benefit plans	24	(2)	22	(13)	2	(11)	(19)	—	(19)

Foreign currency translation adjustments:
Foreign currency translation adjustments	(20)	—	(20)	25	—	25	(48)	—	(48)

Other comprehensive income	$5	$(2)	$3	$8	$2	$10	$(64)	$—	$(64)

(a)	Amounts in parentheses indicate debits.

(b)	Pretax gains and losses on forward contract cash flow hedges are reclassified to management fees, franchise fees and other income.

(c)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 24.    Fair Value of Financial Instruments

The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1	$—	$1
Forward contracts	—	2	—	2

	$—	$3	$—	$3
Liabilities:
Forward contracts	$—	$2	$—	$2

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

We believe the carrying values of our financial instruments related to current assets and liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		December 31, 2013		December 31, 2012
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$3	$3	$6	$6
VOI notes receivable	3	217	271	92	113
Securitized vacation ownership notes receivable	3	315	398	438	558
Other notes receivable	3	18	18	11	11

Total financial assets		$553	$690	$547	$688

Liabilities:
Long-term debt	1	$1,265	$1,367	$1,273	$1,447
Long-term securitized debt	3	258	270	383	402

Total financial liabilities		$1,523	$1,637	$1,656	$1,849

Off-Balance sheet:
Letters of credit	2	$—	$116	$—	$117
Surety bonds	2	—	81	—	80

Total off-balance sheet		$—	$197	$—	$197

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 25.     Commitments and Contingencies

We had the following contractual obligations outstanding as of December 31, 2013 (in millions):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Unconditional purchase obligations (a)	$122	$60	$45	$14	$3
Other long-term obligations	23	1	4	5	13

Total contractual obligations	$145	$61	$49	$19	$16

(a)	Included in these balances are commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2013 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$116	$94	$—	$—	$22

Variable Interest Entities.    We have determined that we have a variable interest in 23 hotels, generally in the form of investments, loans, guarantees, or equity. We determine if we are the primary beneficiary of these hotels by primarily considering certain qualitative factors. Qualitative factors include evaluating if we have the power to control the VIE and have the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. We have determined that we are not the primary beneficiary of these VIEs and therefore, these entities are not consolidated in our financial statements. See Note 9 for the VIEs in which we are deemed the primary beneficiary and have consolidated the entities.

The 23 VIEs associated with our variable interests represent entities that own hotels for which we have entered into management or franchise agreements with the hotel owners. We are paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

At December 31, 2013, we have approximately $116 million of investments and loan balance of $2 million associated with 22 of the 23 VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

We also have an investment of approximately $1 million and a performance guarantee associated with the remaining VIE. The performance guarantee has a possible cash outlay of up to $62 million of which, if required, would be funded over several years and would be largely offset by management fees received under this contract.

At December 31, 2012, we evaluated the 23 hotels in which we had a variable interest. As of that date, we had approximately $109 million of investments associated with 21 of the 23 VIEs. Additionally, we had approximately $5 million of investments and certain performance guarantees associated with the remaining two VIEs.

Guaranteed Loans and Commitments.    In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $3 million at December 31, 2013. We evaluate these loans for impairment, and at December 31, 2013, believe these loans are collectible. Unfunded loan commitments aggregating $18 million were outstanding at December 31, 2013, none of which is expected to be funded in the future. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $110 million of equity and other potential contributions associated with managed or joint venture properties, $54 million of which is expected to be funded in 2014.

Surety bonds issued on our behalf at December 31, 2013 totaled $81 million, primarily related to an appeal of certain litigation, requirements by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In the year ended December 31, 2013, we elected to make a $3 million payment to retain a management contract associated with a hotel that failed a performance test.

In limited cases, we are obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under performance guarantees, nor do we anticipate losing a significant number of management or franchise contracts in 2014.

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

Litigation.    We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. We review these matters and loss contingencies each reporting period to evaluate the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of any associated loss. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of December 31, 2013, certain contingencies have been evaluated as reasonably

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

possible, but not probable, with a range of exposure of $0 to $41 million. While the ultimate results of claims and litigation cannot be determined, we do not expect that the resolution of all legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

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

During the year ended December 31, 2012, the Court issued its decision on Castillo’s claim for attorney’s fees and expenses. Based on the Court’s favorable decision, we recorded an adjustment of $11 million to reverse a portion of our litigation reserve related to this matter. During the year ended December 31, 2013, we recorded a favorable adjustment to this legal reserve of approximately $22 million to cover judgment and settlement, legal fees and expenses.

Collective Bargaining Agreements.    At December 31, 2013, approximately 25% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are satisfactory.

Environmental Matters.    We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations. Such laws often impose liability without regard to whether the current or previous owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we have incurred and expect to incur remediation and other environmental costs during the ordinary course of operations, we anticipate that such costs will not have a material adverse effect on our operations or financial condition.

Captive Insurance Company.    Estimated insurance claims payable at December 31, 2013 and 2012 were $69 million and $68 million, respectively. At December 31, 2013 and 2012, standby letters of credit amounting to $59 million had been issued to provide collateral for the estimated claims. We guarantee the letters of credit.

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

For purposes of governing certain of the ongoing relationships between us and ITT Industries after the Distribution and spin-off of ITT Corporation and to provide for an orderly transition, we have entered into various agreements with ITT Industries. These agreements include a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. We may be liable to or due reimbursement from ITT Industries relating to the resolution of certain

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

pre-spin-off matters under these agreements. Based on available information, management does not believe that these matters would have a material impact on our consolidated results of operations, financial position or cash flows. During the year ended December 31, 2013 we recorded a gain, net of tax, in discontinued operations, net of $1 million from a favorable insurance recovery of certain liabilities, and during the year ended December 31, 2012, a gain of $23 million, net of tax, in discontinued operations, net from the favorable settlement of certain liabilities associated with a previously disposed of subsidiary of ITT Corporation (see Note 17).

Note 26.     Segment Information

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

The CODM primarily evaluates the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring costs and other special charges, gains (losses) on debt extinguishment and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following tables present revenues, segment earnings, earnings from unconsolidated ventures, capital expenditures, total assets, and investments in unconsolidated ventures for our reportable segments (in millions):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Americas (a)	$1,548	$1,627	$1,630
EAME	615	550	592
Asia Pacific	349	337	303
Vacation ownership and residential	905	1,271	688

Total segment revenues	3,417	3,785	3,213
Other revenues from managed and franchised hotels	2,614	2,448	2,339
Other corporate revenues — unallocated	84	88	72

	$6,115	$6,321	$5,624

(a)	Includes revenues of $1.1 billion for the years ended 2013, 2012 and 2011, respectively, from hotels located in the United States. No other country contributed more than 10% of our total revenues.

	Year Ended December 31,
	2013	2012	2011
Segment earnings:
Americas	$617	$581	$555
EAME	220	179	204
Asia Pacific	221	218	186
Vacation ownership and residential	276	312	170

Total segment earnings	1,334	1,290	1,115
Other corporate — unallocated	86	88	74
Corporate selling, general, administrative and other—unallocated	(157)	(158)	(156)
Gain (loss) on asset dispositions and impairments, net	(23)	(21)	—
Restructuring and other special (charges) credits	(1)	12	(68)
Adjustments to equity earnings (a)	(42)	(42)	(54)
Interest expense	(103)	(172)	(203)
Loss on early extinguishment of debt, net	—	(128)	(16)
Depreciation and amortization	(267)	(251)	(265)
Discontinued operations	71	92	(13)
Income tax benefit (expense)	(263)	(148)	75

Net income attributable to Starwood	$635	$562	$489

(a)	Includes impairment losses, interest expense, depreciation, and amortization expense related to equity earnings not allocated to segment earnings.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012	2011
Earnings from unconsolidated ventures:
Americas	$32	$27	$29
EAME	—	4	1
Asia Pacific	34	35	32
Vacation ownership and residential	2	1	3

Total earnings from unconsolidated ventures	$68	$67	$65

	Year Ended December 31,
	2013	2012	2011
Capital expenditures:
Americas	$256	$202	$174
EAME	45	99	100
Asia Pacific	17	15	9
Vacation ownership and residential(a)(b)	(13)	13	146

Total segment capital expenditures	305	329	429
Other corporate unallocated	83	77	124

	$388	$406	$553

(a)	Represents gross inventory capital expenditures less cost of sales of $(38) million, $(11) million and $90 million for the years ended 2013, 2012 and 2011, respectively. Additionally, includes development capital of $25 million, $24 million and $56 million for the years ended 2013, 2012 and 2011, respectively.
(b)	Amounts presented for the years ended 2013, 2012 and 2011 exclude costs of sales of Bal Harbour of $112 million, $440 million and $76 million, respectively.

	December 31,
	2013	2012	2011
Assets:
Americas	$2,072	$2,229	$2,307
EAME	951	911	830
Asia Pacific	674	574	610
Vacation ownership and residential	1,262	1,445	2,056

Total segment assets(a)	4,959	5,159	5,803
Other corporate assets	3,803	3,696	3,757

	$8,762	$8,855	$9,560

(a)	Includes long-lived assets of $1.5 billion, $1.6 billion and $1.8 billion at December 31, 2013, 2012 and 2011, respectively, located in the United States. As well, includes long-lived assets of $378 million, $366 million and $330 million at December 31, 2013, 2012 and 2011, respectively, located in Italy. No other country contributed more than 10% of our total long-lived assets.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	December 31,
	2013	2012	2011
Investments in unconsolidated ventures:
Americas	$68	$71	$70
EAME	27	25	22
Asia Pacific	138	143	137
Vacation ownership and residential	18	21	30

Total investments in unconsolidated ventures	$251	$260	$259

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 27.     Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share data)
2013
Revenues	$1,539	$1,562	$1,508	$1,506	$6,115
Costs and expenses	$1,307	$1,312	$1,265	$1,306	$5,190
Income from continuing operations	$142	$138	$157	$128	$565
Net (income) loss from continuing operations attributable to noncontrolling interests	$1	$(1)	$—	$—	$—
Income (loss) from continuing operations attributable to Starwood’s common stockholders	$143	$137	$157	$128	$565
Discontinued operations	$70	$—	$—	$—	$70
Net income attributable to Starwood	$213	$137	$157	$128	$635
Earnings per share (a)
Basic —
Income (loss) from continuing operations	$0.74	$0.72	$0.82	$0.68	$2.96
Discontinued operations	$0.37	$0.00	$0.00	$0.00	$0.37

Net income	$1.11	$0.72	$0.82	$0.68	$3.33
Diluted —
Income (loss) from continuing operations	$0.73	$0.71	$0.81	$0.67	$2.92
Discontinued operations	$0.36	$0.00	$0.00	$0.00	$0.36

Net income	$1.09	$0.71	$0.81	$0.67	$3.28
2012
Revenues	$1,715	$1,618	$1,455	$1,533	$6,321
Costs and expenses	$1,488	$1,376	$1,255	$1,290	$5,409
Income (loss) from continuing operations	$129	$129	$147	$65	$470
Net (income) loss from continuing operations attributable to noncontrolling interests	$—	$—	$—	$—	$—
Income (loss) from continuing operations attributable to Starwood’s common stockholders	$129	$129	$147	$65	$470
Discontinued operations	$(1)	$(7)	$23	$77	$92
Net income attributable to Starwood	$128	$122	$170	$142	$562
Earnings per share (a)
Basic —
Income (loss) from continuing operations	$0.67	$0.67	$0.76	$0.34	$2.44
Discontinued operations	$0.00	$(0.04)	$0.12	$0.40	$0.48

Net income	$0.67	$0.63	$0.88	$0.74	$2.92
Diluted —
Income (loss) from continuing operations	$0.65	$0.66	$0.75	$0.33	$2.39
Discontinued operations	$0.00	$(0.04)	$0.12	$0.39	$0.47

Net income	$0.65	$0.62	$0.87	$0.72	$2.86

(a)	Amounts presented are attributable to Starwood’s common stockholders.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 28.     Subsequent Event

In January 2014, we sold The St. Regis Bal Harbour Resort in Miami, FL for gross cash proceeds of $213 million subject to a long-term management contract. The gain realized in connection with the sale will be deferred and recognized into management fees, franchise fees and other income over the initial term of the management agreement.

In February 2014, we declared a quarterly dividend of $0.35 per share and a special dividend of $0.65 per share both of which are payable on March 28, 2014 to stockholders of record on March 11, 2014.

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions (Deductions)
	Balance January 1,	Charged to/reversed from Expenses	Charged to/from Other Accounts (a)	Payments/ Other	Balance December 31,
2013
Trade receivables — allowance for doubtful accounts	$40	$11	$2	$(6)	$47
Notes receivable — allowance for doubtful accounts	$159	$20	$—	$(47)	$132
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$78	$1	$(20)	$(39)	$20
2012
Trade receivables — allowance for doubtful accounts	$29	$7	$7	$(3)	$40
Notes receivable — allowance for doubtful accounts	$175	$26	$—	$(42)	$159
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$89	$(12)	$3	$(2)	$78
2011
Trade receivables — allowance for doubtful accounts	$32	$5	$(1)	$(7)	$29
Notes receivable — allowance for doubtful accounts	$202	$28	$—	$(55)	$175
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$29	$68	$(7)	$(1)	$89

(a)	Charged to/from other accounts:

Description of Charged to/from Other Accounts
2013
Accrued expenses	$(18)

Total charged to/from other accounts	$(18)

2012
Accrued expenses	$7
Other liabilities	3

Total charged to/from other accounts	$10

2011
Accrued expenses	(1)
Other liabilities	(7)

Total charged to/from other accounts	$(8)

S-1