Form 10-Q
period 2014-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2014-04-24
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

191,997,437 shares of common stock, par value $0.01 per share, outstanding as of April 18, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (we, us or the Company) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this filing. Results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2014.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$657	$616
Restricted cash	149	134
Accounts receivable, net of allowance for doubtful accounts of $65 and $59	625	643
Inventories	209	217
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $5 and $6	52	54
Deferred income taxes	205	211
Prepaid expenses and other	166	121

Total current assets	2,063	1,996
Investments	245	251
Plant, property and equipment, net	2,899	2,977
Assets held for sale, net	31	60
Goodwill and intangible assets, net	2,007	2,029
Deferred income taxes	632	591
Other assets	583	543
Securitized vacation ownership notes receivable, net	292	315

Total assets	$8,752	$8,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$4	$2
Accounts payable	78	105
Current maturities of long-term securitized vacation ownership debt	91	97
Accrued expenses	1,138	1,092
Accrued salaries, wages and benefits	324	404
Accrued taxes and other	258	224

Total current liabilities	1,893	1,924
Long-term debt	1,264	1,265
Long-term securitized vacation ownership debt	236	258
Deferred income taxes	47	48
Other liabilities	1,992	1,904

Total liabilities	5,432	5,399

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 192,644,321 and 191,897,809 shares at March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	675	661
Accumulated other comprehensive loss	(335)	(335)
Retained earnings	2,975	3,032

Total Starwood stockholders’ equity	3,317	3,360
Noncontrolling interests	3	3

Total equity	3,320	3,363

Total liabilities and equity	$8,752	$8,762

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Owned, leased and consolidated joint venture hotels	$364	$379
Vacation ownership and residential sales and services	174	309
Management fees, franchise fees and other income	248	217
Other revenues from managed and franchised properties	672	634

	1,458	1,539
Costs and Expenses
Owned, leased and consolidated joint venture hotels	301	320
Vacation ownership and residential sales and services	128	199
Selling, general, administrative and other	95	90
Restructuring and other special charges (credits), net	—	(1)
Depreciation	60	58
Amortization	8	7
Other expenses from managed and franchised properties	672	634

	1,264	1,307
Operating income	194	232
Equity earnings and gains from unconsolidated ventures, net	9	9
Interest expense, net of interest income of $1 and $1	(23)	(26)
Gain (loss) on asset dispositions and impairments, net	(36)	(9)

Income from continuing operations before taxes and noncontrolling interests	144	206
Income tax benefit (expense)	(8)	(64)

Income from continuing operations	136	142
Discontinued operations:
Gain on dispositions, net of tax expense (benefit) of $(1) and $(70)	1	70

Net income	137	212
Net loss attributable to noncontrolling interests	—	1

Net income attributable to Starwood	$137	$213

Earnings Per Share – Basic
Continuing operations	$0.71	$0.74
Discontinued operations	0.01	0.37

Net income	$0.72	$1.11

Earnings Per Share – Diluted
Continuing operations	$0.71	$0.73
Discontinued operations	0.01	0.36

Net income	$0.72	$1.09

Amounts attributable to Starwood’s Common Stockholders
Income from continuing operations	$136	$143
Discontinued operations	1	70

Net income	$137	$213

Weighted average number of shares	190	191

Weighted average number of shares assuming dilution	192	194

Dividends declared per share	$1.00	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$137	$212
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	—	(15)
Defined benefit pension and postretirement plans activity	—	1
Cash flow hedges net gains	—	1

Total other comprehensive income (loss), net of taxes	—	(13)

Total comprehensive income	137	199
Comprehensive loss attributable to noncontrolling interests	—	1
Foreign currency translation adjustments attributable to noncontrolling interests	—	1

Comprehensive income attributable to Starwood	$137	$201

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$137	$212
Adjustments to net income:
Discontinued operations:
Gain on dispositions, net	(1)	(70)
Depreciation and amortization	68	65
Amortization of deferred gains	(21)	(23)
(Gain) loss on asset dispositions and impairments, net	36	9
Stock-based compensation expense	13	13
Excess stock-based compensation tax benefit	(6)	(21)
Distributions in excess (deficit) of equity earnings	(2)	(4)
Deferred income tax (benefit) expense	(37)	16
Other non-cash adjustments to net income	14	8
Decrease (increase) in restricted cash	(15)	21
Other changes in working capital	(77)	(39)
Securitized VOI notes receivable activity, net	27	39
Unsecuritized VOI notes receivable activity, net	(26)	(41)
Accrued income taxes and other	39	27

Cash from operating activities	149	212

Investing Activities
Purchases of plant, property and equipment	(84)	(83)
Proceeds from asset sales, net of transaction costs	205	61
Acquisitions, net of acquired cash	(5)	(15)
(Issuance) collection of notes receivable, net	(1)	3
Other, net	(2)	1

Cash (used for) from investing activities	113	(33)

Financing Activities
Revolving credit facility and short-term borrowings, net	2	—
Increase in restricted cash	—	(19)
Long-term securitized debt repaid	(28)	(61)
Dividends paid	(190)	(2)
Proceeds from employee stock option exercises	10	38
Excess stock-based compensation tax benefit	6	21
Share repurchases	—	(48)
Other, net	(20)	(24)

Cash used for financing activities	(220)	(95)

Exchange rate effect on cash and cash equivalents	(1)	(2)

Increase in cash and cash equivalents	41	82
Cash and cash equivalents — beginning of period	616	305

Cash and cash equivalents — end of period	$657	$387

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$3	$(3)

Income taxes, net of refunds	$19	$26

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries (we, us, the Company or Starwood). We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,180 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upper-upscale. The principal operations of Starwood Vacation Ownership, Inc. (SVO) include the development and operation of vacation ownership resorts; and marketing, selling and financing of vacation ownership interests (VOIs) in the resorts.

The consolidated financial statements include our assets, liabilities, revenues and expenses and those of our controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

Following the guidance for noncontrolling interests in Accounting Standards Codification (ASC) Topic 810, Consolidation, references in this report to our earnings per share, net income and stockholders’ equity attributable to Starwood’s common stockholders do not include amounts attributable to noncontrolling interests.

Note 2. Recently Issued Accounting Standards

Future Accounting Standards

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This topic clarifies when an in-substance repossession or foreclosure occurs and requires certain additional interim and annual disclosures related to such activity. The amendments in this ASU are effective for reporting periods beginning after December 15, 2014, and we expect to adopt this ASU on a prospective basis on January 1, 2015. We do not believe the adoption of this update will have a material impact on our financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This topic amends the requirements for reporting discontinued operations. The disposal of a component must represent a strategic shift that will have a major effect on our operations and financial results in order to be reported as discontinued operations and requires certain additional interim and annual disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted, and we expect to early adopt this ASU on a prospective basis in the second half of 2014. We believe the adoption of this update will reduce the number of disposals that are presented as discontinued operations in our financial statements.

Adopted Accounting Standards

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This topic clarifies that when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments in this ASU were effective prospectively for reporting periods beginning after December 15, 2013, and we adopted this ASU on January 1, 2014. The adoption of this update did not have a material impact on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This topic provides guidance on whether an unrecognized tax benefit should be presented as a reduction to a deferred tax asset or as a separate liability. This update was effective for annual and interim periods beginning after December 15, 2013, and we adopted this ASU on January 1, 2014. The adoption of this update did not have a material impact on our financial statements.

Note 3. Earnings per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to our common stockholders (in millions, except per share data):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$136	$143

Weighted average common shares for basic earnings per share	190	191
Effect of dilutive stock options and restricted stock awards	2	3

Weighted average common shares for diluted earnings per share	192	194

Basic earnings per share	$0.71	$0.74

Diluted earnings per share	$0.71	$0.73

Approximately 0.3 million shares and 1.0 million shares for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

Note 4. Asset Dispositions and Impairments

During the three months ended March 31, 2014, we sold one wholly-owned hotel for net cash proceeds of approximately $205 million. The hotel was sold subject to a long-term management agreement resulting in a pre-tax gain of approximately $88 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement. Additionally, during the three months ended March 31, 2014, we recorded a $7 million impairment associated with one of our foreign unconsolidated joint ventures, which we recorded to the gain (loss) on asset dispositions and impairments, net line item.

During the three months ended March 31, 2013, we sold three wholly-owned hotels for net cash proceeds of approximately $61 million. Two of the hotels were sold subject to long-term franchise agreements, and the third hotel was sold subject to a management agreement, with initial terms of 20 years. We recognized a pre-tax loss of $8 million related to the sales of these hotels, which we recorded in the gain (loss) on asset dispositions and impairments, net line item.

Note 5. Assets Held for Sale

During the three months ended March 31, 2014, we entered into a purchase and sale agreement for the sale of one wholly-owned hotel. We received a non-refundable deposit during the first quarter of 2014, and, as a result, the net book value of the hotel, along with its estimated goodwill allocated to the hotel, was reclassified as assets held for sale as of March 31, 2014. In connection with the anticipated sale, during the three months ended March 31, 2014, we recognized an impairment charge of $6 million, which was recorded to the gain (loss) on asset dispositions and impairments, net line item to reflect the fair market value of the hotel based on its purchase price less costs to sell. The sale of this hotel closed in April 2014.

Additionally, during the three months ended March 31, 2014, we entered into an agreement to convert a leased hotel to a managed hotel with such conversion expected in the second quarter of 2014. As part of this transaction, we will provide financing to the hotel owner in the form of a note receivable to fund the transaction price and a significant renovation of the hotel. Since we have a definitive agreement and believe it is unlikely that the agreement will be withdrawn, we classified the net book value of the hotel, along with its estimated goodwill, as held for sale as of March 31, 2014. In connection with the transaction, during the three months ended March 31, 2014, we recognized an impairment charge of $23 million, which was recorded to the gain (loss) on asset dispositions and impairments, net line item to reflect the fair market value of the hotel based on its transaction price less associated costs.

Note 6. Transfers of Financial Assets

We have variable interests in the entities associated with our four outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (VIEs). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $4 million and $5 million during the three months ended March 31, 2014 and 2013, respectively. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interests in the trusts’ assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 9). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $11 million and $13 million during the three months ended March 31, 2014 and 2013, respectively, and is classified in cash and cash equivalents.

Note 7. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Vacation ownership loans – securitized	$344	$369
Vacation ownership loans – unsecuritized	268	247

	612	616
Less: current portion
Vacation ownership loans – securitized	(52)	(54)
Vacation ownership loans – unsecuritized	(32)	(30)

	$528	$532

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

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Vacation ownership loans – securitized	$13	$17
Vacation ownership loans – unsecuritized	8	4

	$21	$21

The following table presents future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2014	$43	$33	$76
2015	58	27	85
2016	58	27	85
2017	55	29	84
2018	47	29	76
Thereafter	121	186	307

Balance at March 31, 2014	$382	$331	$713

Weighted Average Interest Rates	12.98%	12.82%	12.91%

Range of interest rates	6% to 17%	5% to 17%	5% to 17%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and, therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of March 31, 2014 and December 31, 2013, the average estimated default rate for our pools of receivables was approximately 9.2% and 9.3%, respectively.

The activity and balances for our loan loss reserve were as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2013	$43	$60	$103
Provisions for loan losses	(2)	5	3
Write-offs	—	(5)	(5)
Other	(3)	3	—

Balance at March 31, 2014	$38	$63	$101

Balance at December 31, 2012	$73	$48	$121
Provisions for loan losses	(9)	6	(3)
Write-offs	—	(9)	(9)
Other	(5)	5	—

Balance at March 31, 2013	$59	$50	$109

We use the origination of the notes by brand (Sheraton, Westin, and Other) and the Fair Isaac Corporation (FICO) scores of the buyers as the primary credit quality indicators to calculate the loan loss reserve for the vacation ownership notes, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the buyers. In addition to quantitatively calculating the loan loss reserve based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables and current default trends by brand and origination year.

During the three months ended March 31, 2014, we recorded a net adjustment to the reserve of $3 million, driven by a $6 million increase in the provision for new contract sales, partially offset by a $3 million favorable adjustment from improved performance in the portfolio. During the three months ended March 31, 2013, we recorded a favorable net adjustment to the reserve of $3 million, primarily driven by an $11 million favorable adjustment from improved performance in the portfolio as well as an enhancement to our static pool methodology to include FICO as a credit quality indicator, partially offset by a $7 million increase in the provision for new contract sales.

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of March 31, 2014
	700+	600-699	<600	No Score	Total
Sheraton	$155	$129	$18	$60	$362
Westin	195	90	7	38	330
Other	11	3	—	7	21

	$361	$222	$25	$105	$713

	As of December 31, 2013
	700+	600-699	<600	No Score	Total
Sheraton	$156	$130	$19	$59	$364
Westin	199	91	7	37	334
Other	11	3	—	7	21

	$366	$224	$26	$103	$719

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $49 million and $48 million as of March 31, 2014 and December 31, 2013, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of March 31, 2014	$713	$664	$9	$6	$34	$49
As of December 31, 2013	$719	$671	$9	$5	$34	$48

Note 8. Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	March 31, 2014	December 31, 2013
Senior Credit Facility:
Revolving Credit Facility, maturing 2018	$2	$—
Senior Notes, interest at 7.375%, maturing 2015	294	294
Senior Notes, interest at 6.75%, maturing 2018	372	372
Senior Notes, interest at 7.15%, maturing 2019	207	207
Senior Notes, interest at 3.125%, maturing 2023	349	349
Mortgages and other, interest rates ranging from 1.00% to 9.00%, various maturities	44	45

	1,268	1,267
Less current maturities	(4)	(2)

Long-term debt	$1,264	$1,265

Note 9. Securitized Vacation Ownership Debt

As discussed in Note 6, our VIEs associated with the securitization of our VOI notes receivable are consolidated in our financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	March 31, 2014	December 31, 2013
2009 securitization, interest rate at 5.81%, maturing 2015	$30	$36
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	93	101
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	99	105
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	105	113

	327	355
Less current maturities	(91)	(97)

Long-term securitized debt	$236	$258

Note 10. Other Liabilities

Other liabilities consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Deferred gains on asset sales	$935	$870
Starwood Preferred Guest point liability (a)	777	780
Deferred revenue including VOIs and residential sales	52	37
Benefit plan liabilities	43	46
Deferred rent	55	53
Insurance reserves	44	44
Other	86	74

	$1,992	$1,904

(a)	Includes the actuarially determined liability and certain deferred revenues related to the Starwood Preferred Guest (SPG) program.

We defer gains realized in connection with the sale of a property that we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 4). As of March 31, 2014 and December 31, 2013, we had total deferred gains of approximately $1,021 million and $954 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $21 million and $23 million in the three months ended March 31, 2014 and 2013, respectively.

Note 11. Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions and to hedge certain forecasted transactions. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro forward contracts at March 31, 2014 were $43 million, with average exchange rates of 1.36, with terms of primarily less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. For the three months ended March 31, 2014, each of these hedges was highly effective in offsetting fluctuations in foreign currencies.

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

We enter into interest rate swap agreements to manage interest expense. The swaps qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At March 31, 2014, we had five interest rate swap agreements with an aggregate notional amount of $250 million under which we pay floating rates and receive fixed rates of interest (Fair Value Swaps). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair value of our derivative instruments (in millions).

	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swaps	Other assets	$2	Other assets	$1
Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$1

	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$2	Prepaid expenses and other	$2
Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$1

The following table presents the effect of our derivatives on our Consolidated Statements of Income (in millions):

Derivatives not designated as hedging instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		Three Months Ended March 31,
		2014	2013
Foreign forward exchange contracts	Interest expense, net	$5	$6

The interest rate swaps and forward contracts are financial assets and liabilities measured at fair value on a recurring basis.

The interest rate swaps are valued using an income approach. Expected future cash flows are converted to a present value amount based on market expectations of the yield curve on floating interest rates, which are readily available on public markets, and as such, are classified as Level 2.

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

Note 12. Discontinued Operations

During the three months ended March 31, 2013, we recorded a tax benefit of $70 million as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013 (see Note 14).

Note 13. Pension and Postretirement Benefit Plans

We sponsor, or have previously sponsored, numerous funded and unfunded domestic and foreign pension and postretirement benefit plans. The net periodic benefit cost for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to less than $1 million for the three months ended March 31, 2014 and 2013. Additionally, the net actuarial losses reclassified into the periodic benefit cost for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to less than $1 million for the three months ended March 31, 2014 and 2013.

During the three months ended March 31, 2014, we contributed approximately $3 million to our pension and postretirement benefit plans. For the remainder of 2014, we expect to contribute approximately $12 million to our pension and postretirement benefit plans. A significant portion of the contributions relate to the foreign pension plans, for which we are reimbursed by our managed hotels.

Note 14. Income Taxes

The total amount of unrecognized tax benefits as of March 31, 2014, was $190 million, of which $50 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $14 million of our unrecognized tax benefits as of March 31, 2014 will reverse within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2014, we had $12 million accrued for the payment of interest and $2 million accrued for the payment of penalties.

During the three months ended March 31, 2014, we resolved a previous dispute related to foreign operating losses, which resulted in a tax benefit of $52 million. As a result, we recognized a previously unrecognized tax benefit, reversed associated interest accruals, and recognized a deferred tax asset for the balance of net operating losses available as of December 31, 2013. In addition, we recognized certain deferred tax assets, with a fully offsetting valuation allowance, that are not more likely than not realizable due to the requirement of future income of a special character. In the event that we can forecast such income, we may change our judgment regarding the realizability of these assets.

During the three months ended March 31, 2013, we recorded a tax benefit of $70 million as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of March 31, 2014, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 or to examination by any U.S. state taxing authority prior to 2002. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

We are currently under audit by the Internal Revenue Service (IRS) for years 2007 through 2009. During the year ended December 31, 2013, we received certain Notices of Proposed Adjustment from the IRS for such years; however, we disagree with the IRS on certain of these adjustments and intend to vigorously contest them, including pursuing all available remedies such as the IRS Appeals process and litigation, if necessary. These unagreed adjustments, if upheld, would result in a significant cash tax and interest payment. More than half of this amount would not affect the effective tax rate due to the timing nature of certain issues. We believe we will prevail in the eventual resolution of these matters and have not adjusted our results of operations as a result of these unagreed proposed adjustments.

Note 15. Stockholders’ Equity

The following tables represent changes in stockholders’ equity that are attributable to our stockholders and non-controlling interests for the three months ended March 31, 2014 (in millions):

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2013	$3,363	$2	$661	$(335)	$3,032	$3
Net income	137	—	—	—	137	—
Equity compensation activity and other	14	—	14	—	—	—
Dividends	(194)	—	—	—	(194)	—
Other comprehensive income (loss)	—	—	—	—	—	—

Balance at March 31, 2014	$3,320	$2	$675	$(335)	$2,975	$3

Share Issuances and Repurchases. During the three months ended March 31, 2014, we issued approximately 0.2 million of our common shares as a result of stock option exercises. During the three months ended March 31, 2014, we made no repurchases under our share repurchase authorization. As of March 31, 2014, $614 million remained available under the share repurchase authorization approved by our Board of Directors.

Dividends. In March 2014, we paid approximately $190 million of dividends, or $1.00 per share consisting of a quarterly dividend of $0.35 per share and a special dividend of $0.65 per share, to stockholders of record as of March 11, 2014. In addition, we accrued dividends of approximately $4 million related to unvested equity awards, which will be paid when the awards lapse.

Other Comprehensive Income. During the three months ended March 31, 2014 and 2013, gains included in accumulated other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature amounted to zero and $15 million, respectively.

Note 16. Stock-Based Compensation

In accordance with our 2013 Long-Term Incentive Compensation Plan (the 2013 LTIP), during the first quarter of 2014, we completed our annual grant of restricted stock, restricted stock units and performance shares to executive officers, members of the Board of Directors and certain employees.

In February 2014, a target number of contingent performance shares, which contain a market condition, were awarded to certain executives. Vesting of the performance shares is dependent upon a market condition and three years of continuous service beginning at date of grant, subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire. The market condition is based on our total stockholder return relative to the total stockholder return of a specified group of peer companies at the end of a three-calendar-year performance period beginning January 1, 2014 and ending December 31, 2016. The number of performance shares earned is determined based on our percentile ranking among these companies. The performance shares are entitled to any dividends made during the performance period in the same proportion as the number of performance shares that vest. Dividends will be paid at the end of the service period.

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available. The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock may be estimated primarily by the stock’s assumed volatility. During the first quarter of 2014, we granted approximately 177,000 performance shares with a grant date fair value of $103.65 per share. In addition, we granted approximately 826,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $81.88 per share or unit.

We recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $13 million in each of the three months ended March 31, 2014 and 2013.

As of March 31, 2014, there was approximately $108 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.

Note 17. Fair Value

We believe the carrying values of our financial instruments related to current assets and current liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		March 31, 2014		December 31, 2013
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$3	$3	$3	$3
VOI notes receivable	3	236	295	217	271
Securitized vacation ownership notes receivable	3	292	369	315	398
Other notes receivable	3	17	17	18	18

Total financial assets		$548	$684	$553	$690

Liabilities:
Long-term debt	1	$1,264	$1,379	$1,265	$1,367
Long-term securitized debt	3	236	248	258	270

Total financial liabilities		$1,500	$1,627	$1,523	$1,637

Off-Balance sheet:
Letters of credit	2	$—	$117	$—	$116
Surety bonds	2	—	28	—	81

Total off-balance sheet		$—	$145	$—	$197

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

Note 18. Segment Information

Our hotel business is segregated into three separate hotel segments: (i) the Americas, (ii) Europe, Africa and the Middle East (EAME), and (iii) Asia Pacific. The vacation ownership and residential business is a separate segment.

Our reportable segments each have a division president who is responsible for the management of the division. Each division president reports directly to our Chief Executive Officer who is also the Chief Operating Decision Maker (CODM). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.

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

The CODM primarily evaluates the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring and other special charges, and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

The following tables present revenues, segment earnings, earnings from unconsolidated ventures, capital expenditures, total assets, and investments in unconsolidated ventures for our reportable segments (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues:
Americas (a)	$390	$387
EAME	119	115
Asia Pacific	82	76
Vacation ownership and residential	172	306

Total segment revenues	763	884
Other revenues from managed and franchised hotels	672	634
Other corporate revenues – unallocated	23	21

	$1,458	$1,539

(a)	Includes revenues of $263 million and $270 million for the three months ended March 31, 2014 and 2013, respectively, from hotels located in the United States of America. No other country contributed more than 10% of our total revenues.

	Three Months Ended March 31,
	2014	2013
Segment earnings:
Americas	$176	$146
EAME	24	25
Asia Pacific	56	51
Vacation ownership and residential	44	107

Total segment earnings	300	329
Other corporate unallocated	24	21
Corporate selling, general, administrative and other – unallocated	(42)	(35)
Gain (loss) on asset dispositions and impairments, net	(36)	(9)
Restructuring and other special (charges) credits	—	1
Adjustments to equity earnings (a)	(10)	(8)
Interest expense	(24)	(27)
Depreciation and amortization	(68)	(65)
Discontinued operations	1	70
Income tax benefit (expense)	(8)	(64)

Net income attributable to Starwood	$137	$213

(a)	Includes impairment losses, interest expense, depreciation and amortization expense related to equity earnings not allocated to segment earnings.

	Three Months Ended March 31,
	2014	2013
Earnings from unconsolidated ventures included in segment earnings is as follows:
Americas	$10	$8
EAME	(1)	—
Asia Pacific	10	9
Vacation ownership and residential	—	—

Total earnings from unconsolidated ventures	$19	$17

	Three Months Ended March 31,
	2014	2013
Capital expenditures:
Americas	$43	$59
EAME	11	15
Asia Pacific	3	9
Vacation ownership and residential (a)	—	(8)

Total segment capital expenditures	57	75
Other corporate unallocated	31	10

	$88	$85

(a)	Represents gross inventory capital expenditures less cost of sales of $(5) million and $(13) million for the three months ended March 31, 2014 and 2013, respectively. Additionally, includes development capital of $5 million for each of the three months ended March 31, 2014 and 2013.

	March 31, 2014	December 31, 2013
Assets:
Americas	$1,983	$2,072
EAME	924	951
Asia Pacific	702	674
Vacation ownership and residential	1,315	1,262

Total segment assets (a)	4,924	4,959
Other corporate assets	3,828	3,803

	$8,752	$8,762

(a)	Includes long-lived assets of $1.4 billion and $1.5 billion at March 31, 2014 and December 31, 2013, respectively, located in the United States of America. As well, includes long-lived assets of $379 million and $378 million at March 31, 2014 and December 31, 2013, respectively, located in Italy. No other country contributed more than 10% of our total long-lived assets.

	March 31, 2014	December 31, 2013
Investments in unconsolidated ventures:
Americas	$70	$68
EAME	26	27
Asia Pacific	131	138
Vacation ownership and residential	18	18

Total investments in unconsolidated ventures	$245	$251

Note 19. Commitments and Contingencies

Variable Interest Entities. We have determined that we have a variable interest in 22 hotels, generally in the form of investments, loans, guarantees, or equity. We determine if we are the primary beneficiary of these hotels by primarily considering the qualitative factors. Qualitative factors include evaluating if we have the power to control the VIE and have the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. We have determined that we are not the primary beneficiary of these VIEs and therefore, these entities are not consolidated in our financial statements. See Note 6 for the VIEs in which we are deemed the primary beneficiary and have consolidated the entities.

The 22 VIEs associated with our variable interests represent entities that own hotels for which we have entered into management or franchise agreements with the hotel owners. We are paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity and debt.

At March 31, 2014, we have approximately $111 million of investments and a loan balance of $2 million associated with 21 of the 22 VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

Additionally, we have an investment of approximately $1 million and a performance guarantee associated with the remaining VIE. The performance guarantee has a possible cash outlay of up to $62 million which, if required, would be funded over several years and would be largely offset by management fees received under this contract.

At December 31, 2013, we evaluated the 23 hotels in which we had a variable interest. As of that date, we had approximately $116 million of investments and a loan balance of $2 million associated with 22 of the 23 VIEs. Additionally, we had an investment of approximately $1 million and a performance guarantee associated with the remaining VIE.

Guaranteed Loans and Commitments. In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $3 million at March 31, 2014. We evaluate these loans for impairment, and at March 31, 2014, we believe these loans are collectible. Unfunded loan commitments aggregating $18 million were outstanding at March 31, 2014, none of which is expected to be funded in the next twelve months or in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $130 million of equity and other potential contributions associated with managed or joint venture properties, $56 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf as of March 31, 2014 totaled $28 million, primarily related to requirements by state or local governments relating to our vacation ownership operations, certain tax appeals and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, tied to the results of a competitive set of hotels and have exclusions for force majeure and acts of war or terrorism. We do not anticipate any significant funding under performance guarantees, nor do we anticipate losing a significant number of management or franchise contracts in 2014.

Litigation. We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of March 31, 2014, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $55 million. While the ultimate results of claims and litigation cannot be determined, we do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

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

RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to revenue recognition, bad debts, inventories, investments, plant, property and equipment, goodwill and intangible assets, income taxes, financing operations, frequent guest program liability, self-insurance claims payable, restructuring costs, retirement benefits and contingencies and litigation.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussion of our consolidated operating results, as well as discussion about each of our four segments. Additionally, Note 18 to the consolidated financial statements presents further information about our segments.

CRITICAL ACCOUNTING POLICIES

We believe the following to be our critical accounting policies:

Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management fees and franchise fees; (3) vacation ownership and residential sales and; (4) other revenues from managed and franchised properties. Generally, revenues are recognized when the services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. The following is a description of the composition of our revenues:

•

Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from our owned, leased and consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (REVPAR) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms’ revenue for comparable properties.

•

Management Fees and Franchise Fees — Represents fees earned on hotels and resorts managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our The Luxury Collection®, Westin®, Le Méridien®, Sheraton®, Four Points® by Sheraton, Aloft®, and Element® brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with our owned, leased and consolidated joint venture hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability, as of March 31, 2014 and December 31, 2013 was $1,032 million and $1,036 million, respectively, of which $312 million and $313 million, respectively, was included in accrued expenses.

Long-Lived Assets. We evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our long-lived assets based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset. It is reasonably possible that if the future operating results of certain hotels do not meet our projections, the carrying values of those hotels may be impaired.

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

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of March 31, 2014 and December 31, 2013, the average estimated default rate for our pools of receivables was 9.2% and 9.3%, respectively.

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

Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. An estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations (see Note 19).

Income Taxes. We provide for income taxes in accordance with principles contained in ASC Topic 740, Income Taxes. Under these principles, we recognize the amount of income tax payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance if it is more likely than not that a portion will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, we consider all available evidence, both positive and negative, including our recent cumulative earnings experience and expectations of future available taxable income of the appropriate character by taxing jurisdiction, tax attribute carry back and carry forward periods available to us for tax reporting purposes, and prudent and feasible tax planning strategies.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three months ended March 31, 2014 and 2013.

In the first quarter of 2014, management fees, franchise fees and other income grew by 14.3%, and Same-Store Worldwide Systemwide REVPAR increased 5.0% as compared to the first quarter of 2013. North America was our strongest region, benefitting from the economic recovery and growth in business travel which contributed to another quarter of high occupancy. We saw a strong pickup in China, driven by the outperformance of our properties in mainland China and the ramp up of our nearly 4,000 room Sheraton Macao.

At March 31, 2014, we had approximately 450 hotels in the active pipeline representing approximately 105,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 63% are in the upper upscale and luxury segments and 81% are outside of North America. During the first quarter of 2014, we signed 28 hotel management and franchise contracts, representing approximately 6,000 rooms, of which 23 are new builds and five are conversions from other brands. We also opened 10 new hotels and resorts representing approximately 1,900 rooms. During the first quarter of 2014, five hotels left the system, representing approximately 1,200 rooms.

An indicator of the performance of our owned, leased and consolidated joint venture hotels, as well as our managed and franchised hotels, is REVPAR, as it measures the period-over-period change in rooms’ revenue for comparable properties. Along with REVPAR, we also evaluate our hotels by measuring the change in Average Daily Rate (ADR) and occupancy. This is particularly the case in the United States, where there is no impact on this measure from foreign currency exchange rates.

We continually update and renovate our owned, leased and consolidated joint venture hotels and include these hotels in our Same-Store Owned Hotel results. We also undertake major repositionings of hotels. While undergoing major repositionings, hotels are generally not operating at full capacity and, as such, these repositionings can negatively impact our hotel revenues and are not included in Same-Store Owned Hotel results. We may continue to reposition our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies. In addition, several owned hotels are located in regions which are seasonal, and therefore, these hotels do not operate at full capacity throughout the year.

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2014 and 2013:

Top Five Domestic Markets in the United States as a % of Total Owned Revenues for the Three Months Ended March 31, 2014 with Comparable Data for the Same Period in 2013 (1)

Metropolitan Area	2014 Revenues	2013 Revenues
Phoenix, AZ	11.2%	9.6%
New York, NY	9.5%	8.3%
Hawaii	9.1%	8.0%
San Francisco, CA	4.0%	5.6%
Atlanta, GA	3.9%	3.9%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the three months ended March 31, 2014 and 2013:

Top Five International Markets as a % of Total Owned Revenues for the Three Months Ended March 31, 2014 with Comparable Data for the Same Period in 2013 (1)

International Market	2014 Revenues	2013 Revenues
Canada	11.1%	11.1%
Italy	7.1%	5.7%
Mexico	6.6%	5.8%
Spain	5.8%	5.7%
Australia	5.2%	5.3%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Consolidated Results

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$364	$379	$(15)	(4.0)%
Management Fees, Franchise Fees and Other Income	248	217	31	14.3%
Vacation Ownership and Residential Sales and Services	174	309	(135)	(43.7)%
Other Revenues from Managed and Franchised Properties	672	634	38	6.0%

Total Revenues	$1,458	$1,539	$(81)	(5.3)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from seven owned hotels that were sold in 2013 or 2014. These sold hotels had revenues of $6 million in the three months ended March 31, 2014 compared to $40 million for the corresponding period in 2013. Revenues at our Same-Store Owned Hotels (39 hotels for the three months ended March 31, 2014 and 2013, excluding the seven hotels sold and seven additional hotels undergoing significant repositionings or without comparable results in 2014 and 2013) increased 2.3%, or $7 million, to $292 million for the three months ended March 31, 2014 compared to $285 million in the corresponding period of 2013. Additionally, the seven hotels undergoing significant repositionings or without comparable results had revenues of $60 million in the three months ended March 31, 2014 compared to $48 million for the corresponding period in 2013. As of March 31, 2014, the significant renovations at these hotels were substantially complete and all seven of the hotels were open and available to operate their guestrooms at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels increased 2.9% to $147.77 for the three months ended March 31, 2014 compared to the corresponding period in 2013. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 2.2% in ADR to $215.19 for the three months ended March 31, 2014 compared to $210.47 for the corresponding period in 2013 and an increase in occupancy rates to 68.7% for the three months ended March 31, 2014, compared to 68.2% in the corresponding period in 2013. While REVPAR growth was particularly strong at our owned hotels in San Francisco, California, Phoenix, Arizona, and London, England, we experienced decreases in REVPAR at our owned hotels in Rio de Janeiro, Brazil, Sydney, Australia, and Toronto, Canada.

The increase in management fees, franchise fees and other income was primarily a result of a $30 million increase in management and franchise revenues to $241 million for the three months ended March 31, 2014 compared to $211 million for the corresponding period in 2013. Management fees increased 8.9% to $135 million and franchise fees increased 10.4% to $53 million. These increases were primarily due to the net addition of 37 managed or franchised hotels to our system since March 31, 2013 and a 5.0% increase in Same- Store Worldwide Systemwide REVPAR compared to the same period in 2013. For the three months ended March 31, 2014, other management and franchise revenues included approximately $15 million of fees associated with the termination of certain management and franchise contracts compared to $3 million for the same period in 2013. As of March 31, 2014, we had 565 managed properties and 555 franchised properties with approximately 324,000 rooms.

Total vacation ownership and residential services revenue decreased $135 million to $174 million for the three months ended March 31, 2014, compared to the corresponding period in 2013, primarily due to fewer residential closings at our St. Regis Bal Harbour Resort residential project (Bal Harbour) in the first quarter of 2014 as this project is now substantially sold out. During the three months ended March 31, 2014, we closed sales of two units and realized revenues of $13 million, compared to closing sales of 38 units and revenues of $129 million for the three months ended March 31, 2013.

Vacation ownership revenues for the three months ended March 31, 2014 decreased $18 million, or 10.2%, to $159 million, compared to the corresponding period in 2013, primarily due to an increase in revenues deferred under the percentage of completion method of $12 million and an increase in our loan loss reserve of $6 million due to the favorable adjustments recorded during the three months ended March 31, 2013 due to a one-time enhancement to our static pool methodology. Originated contract sales of vacation ownership intervals increased 1.2% in the three months ended March 31, 2014, compared to the corresponding period in 2013, primarily due to a 3.4% increase in the average price per vacation ownership unit sold to $16,800, partially offset by a 2.8% decrease in the number of contracts signed.

Other revenues from managed and franchised properties increased primarily due to an increase in payroll costs commensurate with a rise in the overall cost of labor at our existing managed hotels and payroll costs for the new hotels entering our system. These revenues represent reimbursements of costs incurred on behalf of managed hotels, vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$95	$90	$5	5.6%

During the first quarter of 2014, selling, general, administrative and other expenses increased 5.6% to $95 million compared to $90 million in 2013 primarily due to the increase in payroll costs commensurate with the general rise in the overall cost of labor and the growth in our business.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$68	$65	$3	4.6%

The increase in depreciation and amortization expense for the three months ended March 31, 2014, compared to the corresponding period of 2013, was primarily due to additional depreciation related to the completion of certain hotel renovations and other capital expenditures in 2013 or 2014, partially offset by decreased depreciation expense related to sold hotels.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$194	$232	$(38)	(16.4)%

The decrease in operating income for the three months ended March 31, 2014, compared to the corresponding period of 2013, was primarily due to a $48 million decrease in operations (revenues less expenses) from residential sales at Bal Harbour, a decrease in operations (revenues less expenses) from our vacation ownership and residential sales, excluding Bal Harbour, of $16 million, an increase in selling, general, administrative and other expenses of $5 million and a $3 million increase in depreciation and amortization, partially offset by the $31 million increase in management fees, franchise fees and other income and an increase in operating income of $4 million related to our owned, leased and consolidated joint venture hotels.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$9	$9	$—	—
Equity earnings and gains from unconsolidated joint ventures, net remained flat at $9 million for the three months ended March 31, 2014, compared to the corresponding period in 2013.
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$23	$26	$(3)	(11.5)%

Net interest expense decreased $3 million for the three months ended March 31, 2014, compared to the same period of 2013, primarily due to a lower average debt balance and our effective interest rate hedging strategies.

Our weighted average interest rate was approximately 5.55% at March 31, 2014 compared to 5.9% at March 31, 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(36)	$(9)	$(27)	n/m

n/m = not meaningful

During the three months ended March 31, 2014, we recorded a loss of $36 million, primarily related to the $29 million impairments of two hotels, one of which was sold in early April subject to a long-term franchise contract and the other of which represents a leased hotel that will be converted to a managed hotel in the second quarter of 2014 (see Note 5). Additionally, we recorded a $7 million impairment associated with one of our foreign unconsolidated joint ventures.

During the three months ended March 31, 2013, we recorded a loss of $9 million, primarily related to losses on the sales of three owned hotels, two of which were sold subject to long-term franchise agreements and one of which was sold subject to a long-term management agreement (see Note 4).

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax Expense	$8	$64	$(56)	(87.5)%

The decrease in income tax expense for the three months ended March 31, 2014, compared to the same period in 2013, was primarily the result of lower pretax income and the favorable resolution of a previously unrecognized tax benefit. The decrease in pretax income resulted in an approximately $18 million decrease to our income tax expense. Additionally, during the three months ended March 31, 2014, we resolved a previous dispute related to foreign operating losses, which resulted in a tax benefit of $52 million (see Note 14). These decreases in income tax expense were partially offset by a $13 million increase to income tax expense related to sold or impaired hotels and investments during the three months ended March 31, 2014, compared to the same period in 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$1	$70	$(69)	(98.6)%

During the three months ended March 31, 2013, we recorded a tax benefit of $70 million as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013 (see Note 14).

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2014 and 2013. The results for the three months ended March 31, 2014 and 2013 represent results for 39 owned, leased and consolidated joint venture hotels (excluding seven hotels sold and seven hotels undergoing significant repositionings or without comparable results in 2014 and 2013).

	Three Months Ended March 31,		Variance
	2014	2013
Worldwide (39 hotels with approximately 13,900 rooms)
REVPAR (1)	$147.77	$143.63	2.9%
ADR	$215.19	$210.47	2.2%
Occupancy	68.7%	68.2%	0.5

Americas (21 hotels with approximately 10,000 rooms)
REVPAR (1)	$131.32	$128.27	2.4%
ADR	$190.44	$184.93	3.0%
Occupancy	69.0%	69.4%	(0.4)

EAME (14 hotels with approximately 2,600 rooms)
REVPAR (1)	$199.95	$190.99	4.7%
ADR	$315.55	$301.08	4.8%
Occupancy	63.4%	63.4%	—

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR (1)	$171.82	$169.92	1.1%
ADR	$222.26	$245.87	(9.6)%
Occupancy	77.3%	69.1%	8.2

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended March 31, 2014 and 2013. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended March 31,		Variance
	2014	2013
Worldwide (1,021 hotels with approximately 304,600 rooms)
REVPAR (1)	$116.43	$110.87	5.0%
ADR	$174.63	$172.42	1.3%
Occupancy	66.7%	64.3%	2.4

Americas (589 hotels with approximately 175,800 rooms)
REVPAR (1)	$120.06	$113.12	6.1%
ADR	$171.34	$166.28	3.0%
Occupancy	70.1%	68.0%	2.1

EAME (207 hotels with approximately 53,300 rooms)
REVPAR (1)	$124.23	$120.39	3.2%
ADR	$205.51	$202.35	1.6%
Occupancy	60.4%	59.5%	0.9

Asia Pacific (225 hotels with approximately 75,500 rooms)
REVPAR (1)	$102.71	$99.01	3.7%
ADR	$162.96	$168.28	(3.2)%
Occupancy	63.0%	58.8%	4.2

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$390	$387	$3	0.8%
EAME	119	115	4	3.5%
Asia Pacific	82	76	6	7.9%
Vacation ownership and residential	172	306	(134)	(43.8)%

Total segment revenues	$763	$884	$(121)	(13.7)%

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$176	$146	$30	20.5%
EAME	24	25	(1)	(4.0)%
Asia Pacific	56	51	5	9.8%
Vacation ownership and residential	44	107	(63)	(58.9)%

Total segment earnings	$300	$329	$(29)	(8.8)%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring and other special charges and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 18 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues increased $3 million in the three months ended March 31, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $23 million increase in management fees, franchise fees and other income, partially offset by a $19 million decrease in revenues from our owned, leased and consolidated joint venture hotels.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from seven owned hotels that were sold in 2014 or 2013. These sold hotels had revenues of $6 million in the three months ended March 31, 2014 compared to $40 million for the corresponding period in 2013. Lost revenues from sold hotels was offset by an $11 million increase in revenues from five owned hotels without comparable results in 2014 and 2013 and a $4 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 2.4% to $131.32 for the three months ended March 31, 2014 compared to the corresponding period in 2013.

The increase in management fees, franchise fees and other income for the three months ended March 31, 2014, compared to the same period in 2013, was due to an increase in termination fees along with the continued growth of our fees business. During the three months ended March 31, 2014, we received termination fees of approximately $15 million associated with the termination of certain management and franchise contracts, compared to $3 million for the same period in 2013. Additionally, the increase in management fees, franchise fees and other income was due to the net addition of 19 managed or franchised hotels since March 31, 2013 and a 6.1% increase in Same-Store Systemwide REVPAR compared to the same period in 2013. As of March 31, 2014, the Americas segment had 169 managed properties and 461 franchised properties with approximately 180,500 rooms.

Segment earnings increased $30 million in the three months ended March 31, 2014, compared to the corresponding period in 2013, primarily due to the increase in management fees, franchise fees and other income discussed above and a $5 million decrease in overhead expenses, primarily due to certain severance charges incurred during the three months ended March 31, 2013.

EAME

Segment revenues increased $4 million in the three months ended March 31, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $4 million increase in revenues from our owned, leased and consolidated joint venture hotels. Management fees, franchise fees and other income remained flat, compared to the corresponding period in 2013.

The $4 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $3 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 4.7% to $199.95 for the three months ended March 31, 2014 compared to the corresponding period in 2013.

Same-Store Systemwide REVPAR increased 3.2% to $124.23 for the three months ended March 31, 2014 compared to the corresponding period in 2013. Increases in REVPAR in Europe benefited from the favorable impact of foreign currency exchange during the three months ended March 31, 2014, compared to the corresponding period in 2013, while REVPAR in Africa and the Middle East was negatively impacted by the unfavorable impact of foreign currency exchange during the three months ended March 31, 2014, compared to the corresponding period in 2013. As of March 31, 2014, the EAME segment had 186 managed properties and 43 franchised properties with approximately 58,400 rooms.

Segment earnings decreased $1 million in the three months ended March 31, 2014, compared to the corresponding period in 2013, as the increase in revenues discussed above was offset by a $1 million non-recurring charge in 2014 recorded by one of our unconsolidated joint ventures and an increase in labor costs.

Asia Pacific

Segment revenues increased $6 million in the three months ended March 31, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $6 million increase in management fees, franchise fees and other income due to the net addition of 19 managed or franchised hotels since March 31, 2013 and an increase in Same-Store Systemwide REVPAR of 3.7% to $102.71 for the three months ended March 31, 2014 compared to the corresponding period in 2013. Increases in REVPAR in China benefited from the favorable impact of foreign currency exchange during the three months ended March 31, 2014, compared to the corresponding period in 2013, while REVPAR at properties in the rest of Asia was negatively impacted by the unfavorable impact of foreign currency exchange during the three months ended March 31, 2014, compared to the corresponding period in 2013. As of March 31, 2014, the Asia Pacific segment had 210 managed properties and 51 franchised properties with approximately 85,100 rooms.

Segment earnings increased $5 million in the three months ended March 31, 2014, compared to the corresponding period in 2013, primarily driven by the increase in management fees, franchise fees and other income discussed above.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue decreased $134 million to $172 million for the three months ended March 31, 2014 compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour in 2014 as this project is now substantially sold out, as discussed earlier. Segment earnings decreased $63 million in the three months ended March 31, 2014, compared to the corresponding period in 2013, primarily driven by the decrease in operating income from sales at Bal Harbour, the increase in revenues deferred under the percentage of completion method and an increase in our loan loss reserve due to a one-time enhancement to our static pool methodology in 2013, as discussed earlier. Additionally, during the three months ended March 31, 2014, we recorded a reserve of approximately $9 million for certain remediation costs at one of our projects which is substantially sold out.

Revenues and expenses recognized at Bal Harbour for the three months ended March 31, 2014, with comparative data for the same period in 2013, were as follows (in millions, except for units closed):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions, except unit data)
Residential sales revenues	$13	$129	$(116)	(89.9)%
Residential expenses	3	71	(68)	(95.8)%

Operating income	$10	$58	$(48)	(82.8)%

Operating income margin	76.9%	45.0%		31.9%

Units closed	2	38	(36)	(94.7)%

The decrease in the cost of sales for the sale of each unit was driven by an increase in the realized and projected revenue for the Bal Harbour project.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and resorts and sales of VOIs and residential units. Cash flow from operations decreased to $149 million for the three months ended March 31, 2014, compared to $212 million for the three months ended March 31, 2013, primarily due to a decrease in residential closings at Bal Harbour, partially offset by an increase in management fees and franchise fees and operations at our owned, leased and consolidated joint venture hotels. Other sources of cash are distributions from joint ventures, servicing of financial assets and interest income. We use cash principally to fund our operating expenses, interest payments on debt, capital expenditures, dividend payments, share repurchases and property and income taxes. We believe that our cash from operations and our existing borrowing availability together with capacity for additional borrowings will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments, share repurchases and property and income taxes.

The ratio of our current assets to current liabilities was 1.09 and 1.04 as of March 31, 2014 and December 31, 2013, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels, in the same jurisdictions, on a daily basis and fund payables as needed through cash on hand or by drawing down on our existing revolving credit facility.

The majority of our restricted cash balance relates to cash used as collateral to reduce fees on letters of credit. Additionally, state and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. In addition, cash payments received from buyers of units under construction are held in escrow during the period prior to obtaining a certificate of occupancy. We classify the cash received from these activities as restricted cash until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. Restricted cash also includes cash held by our VIEs from our securitization transactions (see Note 9). At March 31, 2014 and December 31, 2013, we had short-term restricted cash balances of $149 million and $134 million, respectively.

Cash Used for Investing Activities

Gross capital spending during the three months ended March 31, 2014 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$13
Corporate and information technology	31

Subtotal	44

VOI and Residential Capital Expenditures:
Net capital expenditures for inventory (2)	(5)

Development Capital	49

Total Capital Expenditures	$88

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $9 million less cost of sales of $14 million.

Gross capital spending during the three months ended March 31, 2014 included approximately $44 million of maintenance capital and $49 million of development capital. Investment spending on gross VOI and residential inventory was $9 million, primarily at the Westin St. John in the U.S. Virgin Islands and the Westin Desert Willow in Palm Desert. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets in which we operate. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2014 (excluding vacation ownership and residential inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2014, we currently expect to spend approximately $200 million for investment projects, various joint ventures and other investments.

In order to secure management or franchise agreements, we have made loans to third-party owners, made non-controlling investments in joint ventures and provided certain guarantees and indemnifications. See Note 19 of the consolidated financial statements for our discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures.

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

Since 2006 and through March 31, 2014, we have sold 80 hotels realizing cash proceeds of approximately $6.5 billion in numerous transactions, including net cash proceeds of approximately $205 million from the sale of one hotel during the three months ended March 31, 2014 (see Note 4). To date, where we have sold hotels, we have not provided significant seller financing or other financial assistance to buyers.

There can be no assurance that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

On February 21, 2014, we declared a regular quarterly dividend of $0.35 per share, which was paid on March 28, 2014. Additionally, we announced our intention to return approximately $500 million in cash realized from the completion of The St. Regis Bal Harbour residential project and sale of the hotel. Accordingly, we paid a special dividend of $0.65 per share on March 28, 2014 and expect to pay additional special dividends of $0.65 per share over each of the next three quarters. The total dividends paid in the first quarter of 2014 were approximately $190 million (see Note 15).

The following is a summary of our debt portfolio excluding securitized vacation ownership debt (including capital leases) as of March 31, 2014:

	Amount Outstanding at March 31, 2014 (a)	Weighted Average Interest Rate at March 31, 2014	Weighted Average Remaining Term
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit	$2	11.64%	3.9
Mortgages and Other	39	4.15%	2.7
Interest Rate Swaps	250	5.21%	4.7

Total/Average	$291	5.11%	4.5

Fixed Rate Debt
Senior Notes	$1,222	5.93%	5.2
Mortgages and Other	5	5.08%	14.6
Interest Rate Swaps	(250)	6.91%	4.7

Total/Average	$977	5.68%	5.3

Total Debt
Total Debt and Weighted Average Terms	$1,268	5.55%	5.1

(a)	Excludes approximately $215 million of our share of unconsolidated joint venture debt and securitized vacation ownership debt of $327 million, all of which is non-recourse.

We have evaluated the commitments of each of the lenders in our Revolving Credit Facility (the Facility), and we have reviewed our debt covenants. We do not anticipate any issues regarding the availability of funds under the Facility. The cost of borrowing of the Facility is determined by a combination of our leverage ratios and credit ratings. Changes in our credit ratings may result in changes in our borrowing costs. Downgrades in our credit ratings would likely increase the relative costs of borrowing and reduce our ability to issue-long-term debt, whereas upgrades would likely reduce costs and increase our ability to issue long-term debt. A credit rating is not a recommendation to buy, sell or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

Our Facility is used to fund general corporate cash needs. As of March 31, 2014, we have availability of approximately $1.75 billion under the Facility. The Facility allows for multi-currency borrowing and, when drawn upon, has an applicable margin, inclusive of the commitment fee, of 1.25% plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage covenants.

Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Gross Unsecuritized Debt	$1,268	$1,267
less: cash (including restricted cash of $138 million in 2014 and $123 million in 2013)	(795)	(739)

Net Unsecuritized Debt	$473	$528

Gross Securitized Debt (non-recourse)	$327	$355
less: cash restricted for securitized debt repayments (not included above)	(14)	(14)

Net Securitized Debt	$313	$341

Total Net Debt	$786	$869

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, and our capacity for additional borrowings will be adequate to meet anticipated requirements for dividend payments, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $440 million, included in our cash balance above, is deemed to be permanently invested in foreign countries and we could be subject to income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following commercial commitments outstanding as of March 31, 2014 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$117	$94	$—	$—	$23

During the three months ended March 31, 2014, we made no repurchases under our share repurchase authorization. As of March 31, 2014, $614 million remained available under the share repurchase authorization approved by our Board of Directors (see Note 15).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We enter into forward contracts to manage foreign exchange risk in forecasted transactions based in foreign currencies and to manage foreign currency exchange risk on intercompany loans that are not deemed permanently invested. We also enter into interest rate swap agreements to hedge interest rate risk (see Note 11).

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)). Based upon the foregoing evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated results of operations, financial position or cash flow.

Item 1A.	Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are, or may become, subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2014, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits.

10.1	Second Amendment to Credit Agreement, dated as of January 3, 2014, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2013, filed with the SEC on February 24, 2014)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer (1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer (1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer (1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer (1)
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

(1)	Filed herewith.

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

Date: April 24, 2014