Form 10-Q
period 2014-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2014-07-24
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

190,523,118 shares of common stock, par value $0.01 per share, outstanding as of July 18, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (“we”, “us” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this filing. Results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2014.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$597	$616
Restricted cash	53	134
Accounts receivable, net of allowance for doubtful accounts of $67 and $59	640	643
Inventories	202	217
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $5 and $6	51	54
Deferred income taxes	203	211
Prepaid expenses and other	176	121

Total current assets	1,922	1,996
Investments	242	251
Plant, property and equipment, net	3,046	3,034
Goodwill and intangible assets, net	2,013	2,032
Deferred income taxes	617	591
Other assets	636	543
Securitized vacation ownership notes receivable, net	270	315

Total assets	$8,746	$8,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3	$2
Accounts payable	88	105
Current maturities of long-term securitized vacation ownership debt	86	97
Accrued expenses	1,141	1,092
Accrued salaries, wages and benefits	367	404
Accrued taxes and other	257	224

Total current liabilities	1,942	1,924
Long-term debt	1,423	1,265
Long-term securitized vacation ownership debt	214	258
Deferred income taxes	46	48
Other liabilities	1,976	1,904

Total liabilities	5,601	5,399

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 190,637,669 and 191,897,809 shares at June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	533	661
Accumulated other comprehensive loss	(330)	(335)
Retained earnings	2,937	3,032

Total Starwood stockholders’ equity	3,142	3,360
Noncontrolling interests	3	3

Total equity	3,145	3,363

Total liabilities and equity	$8,746	$8,762

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Owned, leased and consolidated joint venture hotels	$414	$419	$778	$798
Vacation ownership and residential sales and services	171	239	345	548
Management fees, franchise fees and other income	260	236	508	453
Other revenues from managed and franchised properties	694	668	1,366	1,302

	1,539	1,562	2,997	3,101
Costs and Expenses
Owned, leased and consolidated joint venture hotels	314	328	615	648
Vacation ownership and residential sales and services	125	163	253	362
Selling, general, administrative and other	102	88	197	178
Restructuring and other special charges (credits), net	(3)	—	(3)	(1)
Depreciation	63	57	123	115
Amortization	7	8	15	15
Other expenses from managed and franchised properties	694	668	1,366	1,302

	1,302	1,312	2,566	2,619
Operating income	237	250	431	482
Equity earnings and gains from unconsolidated ventures, net	9	8	18	17
Interest expense, net of interest income of $1, $0, $2 and $1	(23)	(26)	(46)	(52)
Gain (loss) on asset dispositions and impairments, net	3	1	(33)	(8)

Income from continuing operations before taxes and noncontrolling interests	226	233	370	439
Income tax expense	(73)	(95)	(81)	(159)

Income from continuing operations	153	138	289	280
Discontinued operations:
Gain on dispositions, net of tax expense (benefit) of $0, $0, $(1) and $(70)	—	—	1	70

Net income	153	138	290	350
Net loss (income) attributable to noncontrolling interests	—	(1)	—	—

Net income attributable to Starwood	$153	$137	$290	$350

Earnings Per Share – Basic
Continuing operations	$0.81	$0.72	$1.52	$1.46
Discontinued operations	—	—	0.01	0.37

Net income	$0.81	$0.72	$1.53	$1.83

Earnings Per Share – Diluted
Continuing operations	$0.80	$0.71	$1.51	$1.44
Discontinued operations	—	—	0.01	0.36

Net income	$0.80	$0.71	$1.52	$1.80

Amounts attributable to Starwood’s Common Stockholders
Income from continuing operations	$153	$137	$289	$280
Discontinued operations	—	—	1	70

Net income	$153	$137	$290	$350

Weighted average number of shares	190	192	190	192

Weighted average number of shares assuming dilution	191	194	191	194

Dividends declared per share	$1.00	$—	$2.00	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$153	$138	$290	$350
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4	(35)	4	(50)
Defined benefit pension and postretirement plans activity	1	—	1	1
Cash flow hedges net gains	—	—	—	1

Total other comprehensive income (loss), net of taxes	5	(35)	5	(48)

Total comprehensive income	158	103	295	302
Comprehensive income attributable to noncontrolling interests	—	(1)	—	—
Foreign currency translation adjustments attributable to noncontrolling interests	—	(1)	—	—

Comprehensive income attributable to Starwood	$158	$101	$295	$302

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$290	$350
Adjustments to net income:
Discontinued operations:
Gain on dispositions, net	(1)	(70)
Depreciation and amortization	138	130
Amortization of deferred gains	(43)	(45)
Non-cash portion of restructuring and other special charges (credits), net	(3)	—
(Gain) loss on debt extinguishment, net	—	(4)
(Gain) loss on asset dispositions and impairments, net	33	8
Stock-based compensation expense	24	27
Excess stock-based compensation tax benefit	(8)	(22)
Distributions in excess (deficit) of equity earnings	(2)	(9)
Non-cash portion of income tax expense (benefit)	(20)	58
Other non-cash adjustments to net income	18	23
Decrease (increase) in restricted cash	(14)	26
Other changes in working capital	(36)	45
Securitized VOI notes receivable activity, net	50	72
Unsecuritized VOI notes receivable activity, net	(47)	(72)
Accrued income taxes and other	47	15

Cash from operating activities	426	532

Investing Activities
Purchases of plant, property and equipment	(155)	(141)
Proceeds from asset sales, net of transaction costs	225	127
Acquisitions, net of acquired cash	(17)	(34)
(Issuance) collection of notes receivable, net	—	3
Distributions from investments, net	3	1
Other, net	—	(1)

Cash (used for) from investing activities	56	(45)

Financing Activities
(Increase) decrease in restricted cash	94	(19)
Long-term debt issued	4	—
Long-term debt repaid	(1)	(1)
Long-term securitized debt repaid	(55)	(98)
Dividends paid	(381)	(3)
Proceeds from employee stock option exercises	20	59
Excess stock-based compensation tax benefit	8	22
Share repurchases	(170)	(56)
Other, net	(20)	(25)

Cash used for financing activities	(501)	(121)

Exchange rate effect on cash and cash equivalents	—	(9)

Increase in cash and cash equivalents	(19)	357
Cash and cash equivalents — beginning of period	616	305

Cash and cash equivalents — end of period	$597	$662

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$36	$26

Income taxes, net of refunds	$82	$69

Non-cash capital lease obligation	$153	$—

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries (“we”, “us”, the “Company” or “Starwood”). We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,193 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upper-upscale. The principal operations of Starwood Vacation Ownership, Inc. (SVO) include the development and operation of vacation ownership resorts; and marketing, selling and financing of vacation ownership interests (VOIs) in the resorts.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. We are still evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.

Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This topic amends the requirements for reporting discontinued operations. The disposal of a component must represent a strategic shift that will have a major effect on our operations and financial results in order to be reported as discontinued operations and requires certain additional interim and annual disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted, and we adopted this ASU on a prospective basis on July 1, 2014. We believe the adoption of this update will reduce the number of disposals that are presented as discontinued operations in our financial statements.

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

Note 3. Earnings per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to our common stockholders (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$153	$137	$289	$280

Weighted average common shares for basic earnings per share	190	192	190	192
Effect of dilutive stock options and restricted stock awards	1	2	1	2

Weighted average common shares for diluted earnings per share	191	194	191	194

Basic earnings per share	$0.81	$0.72	$1.52	$1.46

Diluted earnings per share	$0.80	$0.71	$1.51	$1.44

Approximately 0.7 million shares and 0.6 million shares for the three months ended June 30, 2014 and 2013, respectively, and 0.5 million shares and 0.7 million shares for the six months ended June 30, 2014 and 2013, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

Note 4. Asset Dispositions and Impairments

During the three months ended March 31, 2014, we entered into a purchase and sale agreement for the sale of one wholly-owned hotel and received a non-refundable deposit. In connection with the anticipated sale, during the three months ended March 31, 2014, we recognized an impairment charge of $6 million, which was recorded to the gain (loss) on asset dispositions and impairments, net line item to reflect the fair market value of the hotel based on its purchase price less costs to sell. The sale of this hotel closed in April 2014, and we received net cash proceeds of approximately $18 million. The hotel was sold subject to a long-term franchise agreement with an initial term of 20 years.

During the three months ended March 31, 2014, we also entered into an agreement to convert a leased hotel to a managed hotel. In connection with the anticipated transaction, during the three months ended March 31, 2014, we recognized an impairment charge of $23 million, which was recorded to the gain (loss) on asset dispositions and impairments, net line item to reflect the fair market value of the hotel based on its transaction price less associated costs. The transaction closed in April 2014, and we provided financing to the hotel owner in the form of a note receivable to fund the transaction price. We will provide additional financing over the next few years to fund a significant renovation of the hotel. During the three months ended June 30, 2014, upon consummation of the transaction, the loss was reduced by $2 million, which was also recorded to the gain (loss) on asset dispositions and impairments, net line item, primarily due to the recognition of foreign currency translation adjustments from the substantial liquidation of the foreign entity (see Note 14). The initial term of the management agreement is 45 years.

Additionally, during the six months ended June 30, 2014, we sold one wholly-owned hotel for net cash proceeds of approximately $205 million. The hotel was sold subject to a long-term management agreement resulting in a pre-tax gain of approximately $91 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement. During the six months ended June 30, 2014, we also recorded a $7 million impairment associated with one of our foreign unconsolidated joint ventures, which we recorded to the gain (loss) on asset dispositions and impairments, net line item.

During the three months ended June 30, 2013, we sold one wholly-owned hotel for net cash proceeds of approximately $65 million. The hotel was sold subject to a management agreement, with an initial term of 20 years. The sale of the hotel resulted in a pre-tax gain of approximately $3 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement.

Additionally, during the six months ended June 30, 2013, we sold three wholly-owned hotels for net cash proceeds of approximately $61 million. Two of the hotels were sold subject to long-term franchise agreements, and the third hotel was sold subject to a management agreement, with initial terms of 20 years. We recognized a pre-tax loss of $8 million related to the sales of these hotels, which we recorded to the gain (loss) on asset dispositions and impairments, net line item.

Note 5. Transfers of Financial Assets

We have variable interests in the entities associated with our four outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (VIEs). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $5 million and $9 million and during the three and six months ended June 30, 2014, respectively compared to $6 million and $11 million during the three and six months ended June 30, 2013. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 8). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $10 million and $21 million during the three and six months ended June 30, 2014, respectively, compared to $14 million and $27 million during the three and six months ended June 30, 2013, respectively, and is classified in cash and cash equivalents.

Note 6. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Vacation ownership loans – securitized	$321	$369
Vacation ownership loans – unsecuritized	284	247

	605	616
Less: current portion
Vacation ownership loans – securitized	(51)	(54)
Vacation ownership loans – unsecuritized	(29)	(30)

	$525	$532

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

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Vacation ownership loans – securitized	$11	$17	$24	$34
Vacation ownership loans – unsecuritized	9	4	17	8

	$20	$21	$41	$42

The following table presents future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2014	$28	$24	$52
2015	56	28	84
2016	56	30	86
2017	53	30	83
2018	45	31	76
Thereafter	116	208	324

Balance at June 30, 2014	$354	$351	$705

Weighted Average Interest Rates	13.00%	13.01%	13.01%

Range of interest rates	6% to 17%	5% to 17%	5% to 17%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and, therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of June 30, 2014 and December 31, 2013, the average estimated default rate for our pools of receivables was approximately 9.2% and 9.3%, respectively.

The activity and balances for our loan loss reserve were as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at March 31, 2014	$38	$63	$101
Provisions for loan losses	—	5	5
Write-offs	—	(6)	(6)
Other	(5)	5	—

Balance at June 30, 2014	$33	$67	$100

Balance at December 31, 2013	$43	$60	$103
Provisions for loan losses	(2)	10	8
Write-offs	—	(11)	(11)
Other	(8)	8	—

Balance at June 30, 2014	$33	$67	$100

Balance at March 31, 2013	$59	$50	$109
Provisions for loan losses	—	5	5
Write-offs	—	(7)	(7)
Other	(5)	5	—

Balance at June 30, 2013	$54	$53	$107

Balance at December 31, 2012	$73	$48	$121
Provisions for loan losses	(9)	11	2
Write-offs	—	(16)	(16)
Other	(10)	10	—

Balance at June 30, 2013	$54	$53	$107

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

During the six months ended June 30, 2014, we recorded a net adjustment to the reserve of $8 million, driven by a $12 million increase in the provision for new contract sales, partially offset by a $4 million favorable adjustment from improved performance in the portfolio. During the three months ended June 30, 2014, we recorded a net adjustment to the reserve of $5 million, primarily driven by a $6 million increase in the provision for new contract sales, partially offset by a $1 million favorable adjustment from improved performance in the portfolio.

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of June 30, 2014
	700+	600-699	<600	No Score	Total
Sheraton	$154	$132	$17	$59	$362
Westin	191	89	6	35	321
Other	12	3	—	7	22

	$357	$224	$23	$101	$705

	As of December 31, 2013
	700+	600-699	<600	No Score	Total
Sheraton	$156	$130	$19	$59	$364
Westin	199	91	7	37	334
Other	11	3	—	7	21

	$366	$224	$26	$103	$719

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $49 million and $48 million as of June 30, 2014 and December 31, 2013, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of June 30, 2014	$705	$656	$9	$5	$35	$49
As of December 31, 2013	$719	$671	$9	$5	$34	$48

Note 7. Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	June 30, 2014	December 31, 2013
Senior Credit Facility:
Revolving Credit Facility, maturing 2018	$4	$—
Senior Notes, interest at 7.375%, maturing 2015	294	294
Senior Notes, interest at 6.75%, maturing 2018	372	372
Senior Notes, interest at 7.15%, maturing 2019	209	207
Senior Notes, interest at 3.125%, maturing 2023	349	349
Capital lease obligations	156	3
Mortgages and other, interest rates ranging from 1.00% to 4.15%, various maturities	42	42

	1,426	1,267
Less current maturities	(3)	(2)

Long-term debt	$1,423	$1,265

In the second quarter of 2014, we entered into a master lease arrangement to lease the entire buildings and land where we are headquartered in Stamford, Connecticut. The term of the lease is 20 years, with two five-year extensions at our option. We have fixed annual payments of approximately $10 million, which escalate at 3% per year. As a result of this transaction, we recorded a capital lease obligation of approximately $153 million with an interest rate of 5.82%.

Note 8. Securitized Vacation Ownership Debt

As discussed in Note 5, our VIEs associated with the securitization of our VOI notes receivable are consolidated in our financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	June 30, 2014	December 31, 2013
2009 securitization, interest rate at 5.81%, maturing 2015	$24	$36
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	86	101
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	93	105
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	97	113

	300	355
Less current maturities	(86)	(97)

Long-term securitized debt	$214	$258

Note 9. Other Liabilities

Other liabilities consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Deferred gains on asset sales	$915	$870
Starwood Preferred Guest point liability (a)	805	780
Deferred revenue including VOIs and residential sales	53	37
Benefit plan liabilities	45	46
Deferred rent	37	53
Insurance reserves	46	44
Other	75	74

	$1,976	$1,904

(a)	Includes the actuarially determined liability and certain deferred revenues related to the Starwood Preferred Guest program.

Deferred Gains. We defer gains realized in connection with the sale of a property that we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 4). As of June 30, 2014 and December 31, 2013, we had total deferred gains of approximately $1,002 million and $954 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $22 million and $43 million in the three and six months ended June 30, 2014, respectively, compared to $22 million and $45 million in the three and six months ended June 30, 2013, respectively.

Frequent Guest Program. Starwood Preferred Guest (SPG) is our frequent guest incentive marketing program. SPG members earn points based on spending at our owned, managed and franchised hotels, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards and airline travel. Points can be redeemed at substantially all of our owned, managed and franchised hotels as well as through other redemption opportunities with third parties, such as conversion to airline miles.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the consolidated balance sheets. The total actuarially determined liability, as of June 30, 2014 and December 31, 2013 was $1,073 million and $1,036 million, respectively, of which $324 million and $313 million, respectively, was included in accrued expenses.

Note 10. Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions and to hedge certain forecasted transactions. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro forward contracts at June 30, 2014 were $24 million, with average exchange rates of 1.36, generally with terms of less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. For the three and six months ended June 30, 2014, each of these hedges was highly effective in offsetting fluctuations in foreign currencies.

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

We enter into interest rate swap agreements to manage interest expense. The swaps qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At June 30, 2014, we had five interest rate swap agreements with an aggregate notional amount of $250 million under which we pay floating rates and receive fixed rates of interest (Fair Value Swaps). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair value of our derivative instruments (in millions).

	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swaps	Other assets	$4	Other assets	$1
Liability Derivatives
Forward contracts	Accrued expenses	$—	Accrued expenses	$1

	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$2	Prepaid expenses and other	$2
Liability Derivatives
Forward contracts	Accrued expenses	$2	Accrued expenses	$1

The following table presents the effect of our derivatives on our Consolidated Statements of Income (in millions):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
		2014	2013
Foreign forward exchange contracts	Interest expense, net	$(3)	$5

Derivatives not designated as hedging instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		Six Months Ended June 30,
		2014	2013
Foreign forward exchange contracts	Interest expense, net	$2	$11

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

Note 11. Discontinued Operations

During the six months ended June 30, 2013, we recorded a tax benefit of $70 million as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013 (see Note 13).

Note 12. Pension and Postretirement Benefit Plans

We sponsor, or have previously sponsored, numerous funded and unfunded domestic and foreign pension and postretirement benefit plans. The net periodic benefit cost for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to less than $1 million for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013.

During the three and six months ended June 30, 2014, we contributed approximately $6 million and $9 million, respectively, to our pension and postretirement benefit plans. For the remainder of 2014, we expect to contribute approximately $6 million to our pension and postretirement benefit plans. A significant portion of the contributions relate to the foreign pension plans, for which we are reimbursed by our managed hotels.

Note 13. Income Taxes

The total amount of unrecognized tax benefits as of June 30, 2014, was $195 million, of which $52 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $14 million of our unrecognized tax benefits as of June 30, 2014 will reverse within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2014, we had $14 million accrued for the payment of interest and $4 million accrued for the payment of penalties.

During the six months ended June 30, 2014, we resolved a previous dispute related to foreign operating losses, which resulted in a tax benefit of $52 million. As a result, we recognized a previously unrecognized tax benefit, reversed associated interest accruals, and recognized a deferred tax asset for the balance of net operating losses available as of December 31, 2013. In addition, we recognized certain deferred tax assets, with a fully offsetting valuation allowance, that are not more likely than not realizable due to the requirement of future income of a special character. In the event that we can forecast such income, we may change our judgment regarding the realizability of these assets.

During the six months ended June 30, 2013, we recorded a tax benefit of $70 million as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of June 30, 2014, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 or to examination by any U.S. state taxing authority prior to 2002. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2001.

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

Note 14. Stockholders’ Equity

The following tables represent changes in stockholders’ equity that are attributable to our stockholders and non-controlling interests for the three and six months ended June 30, 2014 (in millions):

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at March 31, 2014	$3,320	$2	$675	$(335)	$2,975	$3
Net income	153	—	—	—	153	—
Equity compensation activity and other	28	—	28	—	—	—
Dividends	(191)	—	—	—	(191)	—
Share repurchases	(170)	—	(170)	—	—	—
Other comprehensive income	5	—	—	5	—	—

Balance at June 30, 2014	$3,145	$2	$533	$(330)	$2,937	$3

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2013	$3,363	$2	$661	$(335)	$3,032	$3
Net income	290	—	—	—	290	—
Equity compensation activity and other	42	—	42	—	—	—
Dividends	(385)	—	—	—	(385)	—
Share repurchases	(170)	—	(170)	—	—	—
Other comprehensive income	5	—	—	5	—	—

Balance at June 30, 2014	$3,145	$2	$533	$(330)	$2,937	$3

Share Issuances and Repurchases. During the three and six months ended June 30, 2014, we issued approximately 0.2 million and 0.4 million of our common shares, respectively, as a result of stock option exercises.

During the three and six months ended June 30, 2014, we repurchased 2.2 million common shares at a weighted average price of $78.67 for a total cost of approximately $170 million. As of June 30, 2014, $444 million remained available under the share repurchase authorization approved by our Board of Directors.

Dividends. In June 2014, we paid approximately $189 million of dividends, or $1.00 per share consisting of a quarterly dividend of $0.35 per share and a special dividend of $0.65 per share, to stockholders of record as of June 6, 2014. In addition, we accrued dividends of approximately $2 million related to unvested equity awards, which will be paid when the awards lapse.

For the six months ended June 30, 2014, we paid approximately $379 million of dividends, or $2.00 per share consisting of quarterly dividends totaling $0.70 per share and special dividends totaling $1.30 per share. In addition, we accrued dividends of approximately $6 million related to unvested equity awards, which will be paid when the awards lapse.

Accumulated Other Comprehensive Loss.

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2014 (in millions):

	For the Six Months Ended June 30, 2014 (a)
	Cash Flow Hedges	Defined Benefit Pension and Postretirement Benefit Plans (b)	Foreign Currency Translation Adjustments (c)	Total
Balance at December 31, 2013	$—	$(64)	$(271)	$(335)

Other comprehensive income before reclassifications	—	—	8	8
Amounts reclassified from accumulated other comprehensive income	—	1	(4)	(3)

Total before tax	—	1	4	5
Tax (expense) benefit	—	—	—	—

Net current year other comprehensive income	—	1	4	5

Balance at June 30, 2014	$—	$(63)	$(267)	$(330)

(a)	Amounts in parentheses indicate debits.
(b)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.
(c)	During the six months ended June 30, 2014, we recognized $4 million in the gain (loss) on asset dispositions and impairments, net line item due to the substantial liquidation of a foreign entity (see Note 4).

Gains included in accumulated other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature amounted to $8 million in each of the three and six months ended June 30, 2014 compared to losses of $21 million and $6 million for the three and six months ended June 30, 2013, respectively.

Note 15. Stock-Based Compensation

In accordance with our 2013 Long-Term Incentive Compensation Plan (the 2013 LTIP), during the six months ended June 30, 2014, we granted restricted stock, restricted stock units and performance shares to executive officers, members of the Board of Directors and certain employees.

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

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available. The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock may be estimated primarily by the stock’s assumed volatility. During the six months ended June 30, 2014, we granted approximately 177,000 performance shares with a grant date fair value of $103.65 per share. In addition, we granted approximately 880,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $81.72 per share or unit.

We recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $11 million and $24 million in the three and six months ended June 30, 2014, respectively, compared to $14 million and $27 million, in the three and six months ended June 30, 2013, respectively. Stock-based compensation expense for the three and six months ended June 30, 2014 benefited from approximately $3 million of forfeitures related to the resignation of an executive officer in the second quarter of 2014.

As of June 30, 2014, there was approximately $90 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.62 years.

Note 16. Fair Value

We believe the carrying values of our financial instruments related to current assets and current liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		June 30, 2014		December 31, 2013
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$4	$4	$3	$3
VOI notes receivable	3	255	319	217	271
Securitized vacation ownership notes receivable	3	270	343	315	398
Other notes receivable	3	34	34	18	18

Total financial assets		$563	$700	$553	$690

Liabilities:
Long-term debt	1	$1,423	$1,548	$1,265	$1,367
Long-term securitized debt	3	214	224	258	270

Total financial liabilities		$1,637	$1,772	$1,523	$1,637

Off-Balance sheet:
Letters of credit	2	$—	$82	$—	$116
Surety bonds	2	—	28	—	81

Total off-balance sheet		$—	$110	$—	$197

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

Note 17. Segment Information

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

The CODM primarily evaluates the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring and other special charges (credits), and gains (losses) on asset dispositions and impairments. Residential revenues generated at hotel properties are recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

The following tables present revenues and segment earnings for our reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Americas	$397	$390	$787	$777
EAME	172	169	291	284
Asia Pacific	83	80	165	156
Vacation ownership and residential	168	233	340	539

Total segment revenues	820	872	1,583	1,756
Other revenues from managed and franchised hotels	694	668	1,366	1,302
Other corporate revenues – unallocated	25	22	48	43

	$1,539	$1,562	$2,997	$3,101

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment Earnings:
Americas	$180	$162	$356	$308
EAME	69	66	93	91
Asia Pacific	49	45	105	96
Vacation ownership and residential	44	71	88	178

Total segment earnings	342	344	642	673
Other corporate unallocated	25	23	48	44
Corporate selling, general, administrative and other – unallocated	(44)	(34)	(85)	(69)
Gain (loss) on asset dispositions and impairments, net	3	1	(33)	(8)
Restructuring and other special (charges) credits	3	—	3	1
Adjustments to equity earnings (a)	(9)	(11)	(19)	(19)
Interest expense	(24)	(26)	(48)	(53)
Depreciation and amortization	(70)	(65)	(138)	(130)
Discontinued operations	—	—	1	70
Income tax expense	(73)	(95)	(81)	(159)

Net income attributable to Starwood	$153	$137	$290	$350

(a)	Includes impairment losses, interest expense, depreciation and amortization expense related to equity earnings not allocated to segment earnings.

Note 18. Commitments and Contingencies

Variable Interest Entities. We have determined that we have a variable interest in 22 hotels, generally in the form of investments, loans, guarantees, or equity. We determine if we are the primary beneficiary of these hotels by primarily considering the qualitative factors. Qualitative factors include evaluating if we have the power to control the VIE and have the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. We have determined that we are not the primary beneficiary of these VIEs and therefore, these entities are not consolidated in our financial statements. See Note 5 for the VIEs in which we are deemed the primary beneficiary and have consolidated the entities.

The 22 VIEs associated with our variable interests represent entities that own hotels for which we have entered into management or franchise agreements with the hotel owners. We are paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity and debt.

At June 30, 2014, we have approximately $108 million of investments and a loan balance of $2 million associated with 21 of the 22 VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

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

Guaranteed Loans and Commitments. In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $17 million at June 30, 2014. We evaluate these loans for impairment, and at June 30, 2014, we believe these loans are collectible. Unfunded loan commitments aggregating $120 million were outstanding at June 30, 2014, of which $21 million is expected to be funded in the next twelve months. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $154 million of equity and other potential contributions associated with managed or joint venture properties, $63 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf as of June 30, 2014 totaled $28 million, primarily related to requirements by state or local governments relating to our vacation ownership operations, certain tax appeals and by our insurers to secure large deductible insurance programs.

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

In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity, which have significantly decreased in recent years. We have received various claims on these historical liabilities; however, we do not expect to make any material fundings under such claims. If we have to fund any of these claims, there can be no assurance that we will be able to recover such amounts through the indemnification.

Litigation. We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of June 30, 2014, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $43 million. While the ultimate results of claims and litigation cannot be determined, we do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

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

INTRODUCTION

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussion of our consolidated operating results, as well as discussion about each of our four segments. Additionally, Note 17 to the consolidated financial statements presents further information about our segments.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2014 and 2013.

For the three and six months ended June 30, 2014, management fees, franchise fees and other income grew by 10.2% and 12.1%, respectively, and Same-Store Worldwide Systemwide REVPAR increased 5.1% and 5.0%, respectively. All of our brands contributed to the continued growth in our fee business as each experienced increases in Same-Store Worldwide Systemwide REVPAR for the three and six months ended June 30, 2014 compared to the prior year. The global recovery, combined with the strength of our brands and our global footprint, have us poised to take advantage of an increase in demand for high-end travel.

At June 30, 2014, we had approximately 450 hotels in the active pipeline representing approximately 105,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 61% are in the upper upscale and luxury segments and 81% are outside of North America. During the second quarter of 2014, we signed 45 hotel management and franchise contracts, representing approximately 8,500 rooms, of which 37 are new builds and eight are conversions from other brands. We also opened 19 new hotels and resorts representing approximately 3,800 rooms. During the second quarter of 2014, six hotels left the system, representing approximately 1,200 rooms.

An indicator of the performance of our owned, leased and consolidated joint venture hotels, as well as our managed and franchised hotels, is REVPAR, as it measures the period-over-period change in rooms’ revenues for comparable properties. Along with REVPAR, we also evaluate our hotels by measuring the change in Average Daily Rate (ADR) and occupancy. This is particularly the case in the United States, where there is no impact on this measure from foreign currency exchange rates.

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

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2014 and 2013:

Top Five Domestic Markets in the United States as a % of Total Owned Revenues for the Three Months Ended June 30, 2014 with Comparable Data for the Same Period in 2013 (1)

Metropolitan Area	2014 Revenues	2013 Revenues
New York, NY	11.2%	9.7%
Hawaii	7.4%	6.2%
Phoenix, AZ	7.2%	7.2%
Atlanta, GA	3.6%	3.0%
San Francisco, CA	3.4%	5.6%

(1)	Includes the revenues of hotels sold for the period prior to their sales.

Top Five Domestic Markets in the United States as a % of Total Owned Revenues for the Six Months Ended June 30, 2014 with Comparable Data for the Same Period in 2013 (1)

Metropolitan Area	2014 Revenues	2013 Revenues
New York, NY	10.4%	9.0%
Phoenix, AZ	9.1%	8.4%
Hawaii	8.2%	7.1%
San Francisco, CA	3.7%	5.6%
Atlanta, GA	3.7%	3.4%

(1)	Includes the revenues of hotels sold for the period prior to their sales.

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the three and six months ended June 30, 2014 and 2013:

Top Five International Markets as a % of Total Owned Revenues for the Three Months Ended June 30, 2014 with Comparable Data for the Same Period in 2013 (1)

International Market	2014 Revenues	2013 Revenues
Canada	12.0%	12.1%
Italy	12.0%	10.9%
Spain	9.7%	8.6%
Mexico	5.5%	4.7%
Australia	4.7%	4.8%

(1)	Includes the revenues of hotels sold for the period prior to their sales.

Top Five International Markets as a % of Total Owned Revenues for the Six Months Ended June 30, 2014 with Comparable Data for the Same Period in 2013 (1)

International Market	2014 Revenues	2013 Revenues
Canada	11.6%	11.6%
Italy	9.7%	8.4%
Spain	7.8%	7.2%
Mexico	6.0%	5.2%
Australia	4.9%	5.0%

(1)	Includes the revenues of hotels sold for the period prior to their sales.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Consolidated Results

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$414	$419	$(5)	(1.2)%
Management Fees, Franchise Fees and Other Income	260	236	24	10.2%
Vacation Ownership and Residential Sales and Services	171	239	(68)	(28.5)%
Other Revenues from Managed and Franchised Properties	694	668	26	3.9%

Total Revenues	$1,539	$1,562	$(23)	(1.5)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from five owned hotels that were sold and one leased hotel converted to a managed hotel in 2014 or 2013. These sold or converted hotels had revenues of $3 million in the three months ended June 30, 2014 compared to $36 million for the corresponding period in 2013. Revenues at our Same-Store Owned Hotels (40 hotels for the three months ended June 30, 2014 and 2013, excluding the five hotels sold, one converted to managed and four additional hotels undergoing significant repositionings or without comparable results in 2014 and 2013) increased 4.8%, or $16 million, to $351 million for the three months ended June 30, 2014 compared to $335 million in the corresponding period of 2013. Additionally, the four hotels undergoing significant repositionings or without comparable results had revenues of $53 million in the three months ended June 30, 2014 compared to $41 million for the corresponding period in 2013. As of June 30, 2014, the significant renovations at these hotels were substantially complete and all four of the hotels were open and available to operate their guestrooms at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels increased 6.5% to $178.74 for the three months ended June 30, 2014 compared to the corresponding period in 2013. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 4.6% in ADR to $240.17 for the three months ended June 30, 2014 compared to $229.56 for the corresponding period in 2013 and an increase in occupancy rates to 74.4% for the three months ended June 30, 2014, compared to 73.1% in the corresponding period in 2013. Growth in REVPAR was particularly strong in the Southern and Western parts of the United States, Mexico and Italy. In Latin America, our owned hotel in Rio de Janeiro benefited from the FIFA World Cup. However, our owned hotels in other parts of Latin America experienced decreases in REVPAR.

The increase in management fees, franchise fees and other income was primarily a result of a $26 million increase in management and franchise revenues to $256 million for the three months ended June 30, 2014 compared to $230 million for the corresponding period in 2013. Management fees increased 6.6% to $146 million and franchise fees increased 10.7% to $62 million. These increases were primarily due to the net addition of 35 managed or franchised hotels to our system since June 30, 2013 and a 5.1% increase in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2013. For the three months ended June 30, 2014, other management and franchise revenues included approximately $9 million of fees associated with the termination of certain franchise contracts compared to zero for the same period in 2013. As of June 30, 2014, we had 571 managed properties and 564 franchised properties with approximately 326,800 rooms.

Total vacation ownership and residential services revenue decreased $68 million to $171 million for the three months ended June 30, 2014, compared to the corresponding period in 2013, primarily due to fewer residential closings at our St. Regis Bal Harbour Resort residential project (Bal Harbour) in the second quarter of 2014 as this project is now sold out. During the three months ended June 30, 2014, we closed sales of two units and realized revenues of $7 million, compared to closing sales of 22 units and revenues of $74 million for the three months ended June 30, 2013.

Vacation ownership revenues for the three months ended June 30, 2014 increased $1 million, or 0.6%, to $160 million, compared to the corresponding period in 2013. Originated contract sales of vacation ownership intervals remained flat for the three months ended June 30, 2014, compared to the corresponding period in 2013, as the average price per vacation ownership unit sold increased 1.8% to approximately $15,100, offset by a 1.6% decrease in the number of contracts signed.

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

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$102	$88	$14	15.9%

During the second quarter of 2014, selling, general, administrative and other expenses increased 15.9% to $102 million, compared to $88 million in 2013, primarily due to $7 million of favorable benefits from certain government incentives received in the second quarter of 2013 in connection with the relocation of our corporate headquarters and, in 2014, the increase in costs commensurate with our growth and the timing of expenses within the year.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$(3)	$—	$(3)	n/m

n/m = not meaningful
During the three months ended June 30, 2014, we reversed a $3 million reserve related to a note receivable, associated with a previous disposition, which is now deemed to be collectible.
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$70	$65	$5	7.7%

The increase in depreciation and amortization expense for the three months ended June 30, 2014, compared to the corresponding period of 2013, was primarily due to additional depreciation related to the completion of certain hotel renovations and information technology capital expenditures in 2014 and the latter half of 2013, partially offset by decreased depreciation expense related to sold hotels.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$237	$250	$(13)	(5.2)%

The decrease in operating income for the three months ended June 30, 2014, compared to the corresponding period of 2013, was primarily due to a $29 million decrease in operations (revenues less expenses) from residential sales at Bal Harbour, a decrease in operations (revenues less expenses) from our vacation ownership and residential sales, excluding Bal Harbour, of $1 million, an increase in selling, general, administrative and other expenses of $14 million and a $5 million increase in depreciation and amortization, partially offset by the $24 million increase in management fees, franchise fees and other income, a $9 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels and a decrease in restructuring and other special charges (credits), net of $3 million.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$9	$8	$1	12.5%

Equity earnings and gains from unconsolidated joint ventures, net increased $1 million for the three months ended June 30, 2014, compared to the corresponding period in 2013.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$23	$26	$(3)	(11.5)%

Net interest expense decreased $3 million for the three months ended June 30, 2014, compared to the same period of 2013, primarily due to a lower average securitized vacation ownership debt balance and our effective interest rate hedging strategies.

Our weighted average interest rate was approximately 5.55% at June 30, 2014 compared to 5.89% at June 30, 2013.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$3	$1	$2	n/m

During the three months ended June 30, 2014, we recorded a gain of $3 million, primarily due to the recognition of foreign currency translation adjustments as a result of the conversion of a leased hotel to a managed hotel in the second quarter of 2014 (see Note 4).

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax Expense	$73	$95	$(22)	(23.2)%

The decrease in income tax expense for the three months ended June 30, 2014, compared to the same period in 2013, was primarily due to approximately $7 million of permanent items associated with asset dispositions during 2014 and 2013 and the establishment, in 2013, of approximately $8 million of tax interest on deferred income from sales of vacation ownership units.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended June 30, 2014 and 2013. The results for the three months ended June 30, 2014 and 2013 represent results for 40 owned, leased and consolidated joint venture hotels (excluding five hotels sold, one converted to managed and four hotels undergoing significant repositionings or without comparable results in 2014 and 2013).

	Three Months Ended June 30,		Variance
	2014	2013
Worldwide (40 hotels with approximately 13,800 rooms)
REVPAR (1)	$178.74	$167.85	6.5%
ADR	$240.17	$229.56	4.6%
Occupancy	74.4%	73.1%	1.3

Americas (21 hotels with approximately 10,000 rooms)
REVPAR (1)	$134.50	$128.31	4.8%
ADR	$187.92	$181.89	3.3%
Occupancy	71.6%	70.5%	1.1

EAME (15 hotels with approximately 2,500 rooms)
REVPAR (1)	$351.28	$318.28	10.4%
ADR	$433.95	$393.87	10.2%
Occupancy	80.9%	80.8%	0.1

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR (1)	$181.02	$177.54	2.0%
ADR	$215.77	$227.56	(5.2)%
Occupancy	83.9%	78.0%	5.9

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended June 30, 2014 and 2013. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended June 30,		Variance
	2014	2013
Worldwide (1,031 hotels with approximately 306,600 rooms)
REVPAR (1)	$128.14	$121.91	5.1%
ADR	$178.19	$174.42	2.2%
Occupancy	71.9%	69.9%	2.0

Americas (595 hotels with approximately 177,500 rooms)
REVPAR (1)	$133.37	$126.26	5.6%
ADR	$175.09	$169.35	3.4%
Occupancy	76.2%	74.6%	1.6

EAME (208 hotels with approximately 53,100 rooms)
REVPAR (1)	$155.53	$148.28	4.9%
ADR	$222.63	$213.77	4.1%
Occupancy	69.9%	69.4%	0.5

Asia Pacific (228 hotels with approximately 76,000 rooms)
REVPAR (1)	$97.01	$93.55	3.7%
ADR	$153.01	$157.61	(2.9)%
Occupancy	63.4%	59.4%	4.0

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$397	$390	$7	1.8%
EAME	172	169	3	1.8%
Asia Pacific	83	80	3	3.8%
Vacation ownership and residential	168	233	(65)	(27.9)%

Total segment revenues	$820	$872	$(52)	(6.0)%

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$180	$162	$18	11.1%
EAME	69	66	3	4.5%
Asia Pacific	49	45	4	8.9%
Vacation ownership and residential	44	71	(27)	(38.0)%

Total segment earnings	$342	$344	$(2)	(0.6)%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring and other special charges (credits) and gains (losses) on asset dispositions and impairments. Residential revenues generated at hotel properties are recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 17 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues increased $7 million in the three months ended June 30, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $17 million increase in management fees, franchise fees and other income, partially offset by a $7 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a $3 million decrease in residential revenues.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from five owned hotels that were sold in 2014 or 2013. These sold hotels had no revenues in the three months ended June 30, 2014 compared to $27 million for the corresponding period in 2013. Lost revenues from sold hotels was offset by a $12 million increase in revenues from four owned hotels without comparable results in 2014 and 2013 and an $8 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 4.8% to $134.50 for the three months ended June 30, 2014 compared to the corresponding period in 2013.

The increase in management fees, franchise fees and other income for the three months ended June 30, 2014, compared to the same period in 2013, was due to an increase in termination fees along with the continued growth of our fees business. During the three months ended June 30, 2014, we recognized termination fees of approximately $9 million associated with the termination of certain franchise contracts compared to zero for the same period in 2013. Additionally, the increase in management fees, franchise fees and other income was due to the net addition of 17 managed or franchised hotels since June 30, 2013 and a 5.6% increase in Same-Store Systemwide REVPAR compared to the same period in 2013. As of June 30, 2014, the Americas segment had 169 managed properties and 469 franchised properties with approximately 181,800 rooms.

Segment earnings increased $18 million in the three months ended June 30, 2014, compared to the corresponding period in 2013, primarily due to the increase in management fees, franchise fees and other income discussed above, a $7 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, partially offset by a $3 million decrease in residential revenues and a $3 million increase in development and legal costs incurred during the three months ended June 30, 2013.

EAME

Segment revenues increased $3 million in the three months ended June 30, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $3 million increase in revenues from our owned, leased and consolidated joint venture hotels. Management fees, franchise fees and other income remained flat, compared to the corresponding period in 2013.

The $3 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $9 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 10.4% to $351.28 for the three months ended June 30, 2014 compared to the corresponding period in 2013. The increase in Same-Store Owned Hotel revenues was partially offset by a $6 million decrease in revenues from a leased hotel that was converted to a managed hotel during the three months ended June 30, 2014.

Same-Store Systemwide REVPAR increased 4.9% to $155.53 for the three months ended June 30, 2014 compared to the corresponding period in 2013. Increases in REVPAR in Europe benefited from the favorable impact of foreign currency exchange during the three months ended June 30, 2014, compared to the corresponding period in 2013, while REVPAR in Africa and the Middle East was slightly negatively impacted by the unfavorable impact of foreign currency exchange during the three months ended June 30, 2014, compared to the corresponding period in 2013. As of June 30, 2014, the EAME segment had 187 managed properties and 44 franchised properties with approximately 58,800 rooms.

Segment earnings increased $3 million in the three months ended June 30, 2014, compared to the corresponding period in 2013, primarily due to the increase in revenues discussed above and a $2 million increase in unconsolidated joint venture earnings.

Asia Pacific

Segment revenues increased $3 million in the three months ended June 30, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $4 million increase in management fees, franchise fees and other income due to the net addition of 20 managed or franchised hotels since June 30, 2013 and an increase in Same-Store Systemwide REVPAR of 3.7% to $97.01 for the three months ended June 30, 2014 compared to the corresponding period in 2013. Increases in REVPAR in China and in the rest of Asia were negatively impacted by the unfavorable impact of foreign currency exchange during the three months ended June 30, 2014, compared to the corresponding period in 2013. As of June 30, 2014, the Asia Pacific segment had 215 managed properties and 51 franchised properties with approximately 86,200 rooms.

Segment earnings increased $4 million in the three months ended June 30, 2014, compared to the corresponding period in 2013, primarily driven by the increase in management fees, franchise fees and other income discussed above.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue decreased $65 million to $168 million for the three months ended June 30, 2014 compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour in 2014 as this project is now sold out. Segment earnings decreased $27 million in the three months ended June 30, 2014, compared to the corresponding period in 2013, primarily driven by the decrease in operating income from sales at Bal Harbour.

Revenues and expenses recognized at Bal Harbour for the three months ended June 30, 2014, with comparative data for the same period in 2013, were as follows (in millions, except for units closed):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions, except unit data)
Residential sales revenues	$7	$74	$(67)	(90.5)%
Residential expenses	6	44	(38)	(86.4)%

Operating income	$1	$30	$(29)	(96.7)%

Operating income margin	14.3%	40.5%		(26.2)%

Units closed	2	22	(20)	(90.9)%

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Consolidated Results

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$778	$798	$(20)	(2.5)%
Management Fees, Franchise Fees and Other Income	508	453	55	12.1%
Vacation Ownership and Residential Sales and Services	345	548	(203)	(37.0)%
Other Revenues from Managed and Franchised Properties	1,366	1,302	64	4.9%

Total Revenues	$2,997	$3,101	$(104)	(3.4)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from eight owned hotels that were sold and one leased hotel converted to a managed hotel in 2014 or 2013. These sold or converted hotels had revenues of $19 million in the six months ended June 30, 2014 compared to $83 million for the corresponding period in 2013. Revenues at our Same-Store Owned Hotels (38 hotels for the six months ended June 30, 2014 and 2013, excluding the eight hotels sold, one converted to managed and six additional hotels undergoing significant repositionings or without comparable results in 2014 and 2013) increased 3.4%, or $21 million, to $618 million for the six months ended June 30, 2014 compared to $597 million in the corresponding period of 2013. Additionally, the six hotels undergoing significant repositionings or without comparable results had revenues of $127 million in the six months ended June 30, 2014 compared to $104 million for the corresponding period in 2013. As of June 30, 2014, the significant renovations at these hotels were substantially complete and all six of the hotels were open and available to operate their guestrooms at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels increased 4.6% to $159.53 for the six months ended June 30, 2014 compared to the corresponding period in 2013. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 3.3% in ADR to $223.31 for the six months ended June 30, 2014 compared to $216.10 for the corresponding period in 2013 and an increase in occupancy rates to 71.4% for the six months ended June 30, 2014, compared to 70.6% in the corresponding period in 2013. Growth in REVPAR was particularly strong in the Southern and Western parts of the United States, Mexico and Italy. In Latin America, our owned hotel in Rio de Janeiro benefited from the FIFA World Cup. However, our owned hotels in Toronto, Canada and other parts of Latin America experienced decreases in REVPAR.

The increase in management fees, franchise fees and other income was primarily a result of a $56 million increase in management and franchise revenues to $497 million for the six months ended June 30, 2014 compared to $441 million for the corresponding period in 2013. Management fees increased 7.7% to $281 million and franchise fees increased 10.6% to $115 million. These increases were primarily due to the net addition of 35 managed or franchised hotels to our system since June 30, 2013 and a 5.0% increase in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2013. For the six months ended June 30, 2014, other management and franchise revenues included approximately $24 million of fees associated with the termination of certain management and franchise contracts compared to $3 million for the same period in 2013. As of June 30, 2014, we had 571 managed properties and 564 franchised properties with approximately 326,800 rooms.

Total vacation ownership and residential services revenue decreased $203 million to $345 million for the six months ended June 30, 2014, compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour in 2014, as this project is now sold out. During the six months ended June 30, 2014, we closed sales of four units and realized revenues of $20 million, compared to closing sales of 60 units and revenues of $203 million for the six months ended June 30, 2013.

Vacation ownership revenues for the six months ended June 30, 2014 decreased $17 million, or 5.1%, to $319 million, compared to the corresponding period in 2013, primarily due to an increase in revenues deferred under the percentage of completion method of $14 million and an increase in our loan loss reserve of $5 million due to the favorable adjustments recorded during the six months ended June 30, 2013 due to a one-time enhancement to our static pool methodology. Originated contract sales of vacation ownership intervals increased 0.6% in the six months ended June 30, 2014, compared to the corresponding period in 2013, primarily due to a 2.6% increase in the average price per vacation ownership unit sold to approximately $15,900, partially offset by a 2.2% decrease in the number of contracts signed.

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

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$197	$178	$19	10.7%

During the six months ended June 30, 2014, selling, general, administrative and other expenses increased 10.7% to $197 million compared to $178 million in the corresponding period of 2013 primarily due to $7 million of favorable benefits from certain government incentives received in the second quarter of 2013 in connection with the relocation of our corporate headquarters and, in 2014, the increase in costs commensurate with our growth and the timing of expenses within the year.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$(3)	$(1)	$(2)	n/m

During the six months ended June 30, 2014, we reversed a $3 million reserve related to a note receivable, associated with a previous disposition, which is now deemed to be collectible.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$138	$130	$8	6.2%

The increase in depreciation and amortization expense for the six months ended June 30, 2014, compared to the corresponding period of 2013, was primarily due to additional depreciation related to the completion of certain hotel renovations and information technology capital expenditures in 2014 and the latter half of 2013, partially offset by decreased depreciation expense related to sold hotels.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$431	$482	$(51)	(10.6)%

The decrease in operating income for the six months ended June 30, 2014, compared to the corresponding period of 2013, was primarily due to a $77 million decrease in operations (revenues less expenses) from residential sales at Bal Harbour, a decrease in operations (revenues less expenses) from our vacation ownership and residential sales, excluding Bal Harbour, of $17 million, an increase in selling, general, administrative and other expenses of $19 million and an $8 million increase in depreciation and amortization, partially offset by the $55 million increase in management fees, franchise fees and other income, a $13 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels and a decrease in restructuring and other special charges (credits), net of $2 million.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$18	$17	$1	5.9%

Equity earnings and gains from unconsolidated joint ventures, net increased $1 million for the six months ended June 30, 2014, compared to the corresponding period in 2013.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$46	$52	$(6)	(11.5)%

Net interest expense decreased $6 million for the six months ended June 30, 2014, compared to the same period of 2013, primarily due to a lower average securitized vacation ownership debt balance and our effective interest rate hedging strategies.

Our weighted average interest rate was approximately 5.55% at June 30, 2014 compared to 5.89% at June 30, 2013.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(33)	$(8)	$(25)	n/m

During the six months ended June 30, 2014, we recorded a loss of $33 million, primarily related to a loss of $21 million on a leased hotel that was converted to a managed hotel and a loss of $6 million related to the sale of an owned hotel, which was sold subject to a long-term franchise contract (see Note 4). Additionally, we recorded a $7 million impairment associated with one of our foreign unconsolidated joint ventures.

During the six months ended June 30, 2013, we recorded a loss of $8 million, primarily related to losses on the sales of three owned hotels, two of which were sold subject to long-term franchise agreements and one of which was sold subject to a long-term management agreement (see Note 4).

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax Expense	$81	$159	$(78)	(49.1)%

The decrease in income tax expense for the six months ended June 30, 2014, compared to the same period in 2013, was primarily the result of lower pretax income resulting in a $22 million decrease to our income tax expense and the favorable resolution of a previously unrecognized tax benefit related to foreign operating losses of $52 million (see Note 13).

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$1	$70	$(69)	(98.6)%

During the six months ended June 30, 2013, we recorded a tax benefit of $70 million as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013 (see Note 13).

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the six months ended June 30, 2014 and 2013. The results for the six months ended June 30, 2014 and 2013 represent results for 38 owned, leased and consolidated joint venture hotels (excluding eight hotels sold, one converted to managed and six hotels undergoing significant repositionings or without comparable results in 2014 and 2013).

	Six Months Ended June 30,		Variance
	2014	2013
Worldwide (38 hotels with approximately 13,600 rooms)
REVPAR (1)	$159.53	$152.57	4.6%
ADR	$223.31	$216.10	3.3%
Occupancy	71.4%	70.6%	0.8

Americas (21 hotels with approximately 10,000 rooms)
REVPAR (1)	$132.92	$128.29	3.6%
ADR	$189.15	$183.39	3.1%
Occupancy	70.3%	70.0%	0.3

EAME (13 hotels with approximately 2,300 rooms)
REVPAR (1)	$266.70	$247.77	7.6%
ADR	$372.94	$345.14	8.1%
Occupancy	71.5%	71.8%	(0.3)

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR (1)	$176.45	$173.75	1.6%
ADR	$218.86	$236.11	(7.3)%
Occupancy	80.6%	73.6%	7.0

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the six months ended June 30, 2014 and 2013. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Six Months Ended June 30,		Variance
	2014	2013
Worldwide (1,001 hotels with approximately 298,200 rooms)
REVPAR (1)	$121.51	$115.71	5.0%
ADR	$175.51	$172.47	1.8%
Occupancy	69.2%	67.1%	2.1

Americas (578 hotels with approximately 172,100 rooms)
REVPAR (1)	$126.31	$119.46	5.7%
ADR	$172.81	$167.42	3.2%
Occupancy	73.1%	71.4%	1.7

EAME (201 hotels with approximately 51,500 rooms)
REVPAR (1)	$138.01	$132.16	4.4%
ADR	$212.12	$205.69	3.1%
Occupancy	65.1%	64.3%	0.8

Asia Pacific (222 hotels with approximately 74,600 rooms)
REVPAR (1)	$99.34	$95.85	3.6%
ADR	$157.26	$162.17	(3.0)%
Occupancy	63.2%	59.1%	4.1

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$787	$777	$10	1.3%
EAME	291	284	7	2.5%
Asia Pacific	165	156	9	5.8%
Vacation ownership and residential	340	539	(199)	(36.9)%

Total segment revenues	$1,583	$1,756	$(173)	(9.9)%

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$356	$308	$48	15.6%
EAME	93	91	2	2.2%
Asia Pacific	105	96	9	9.4%
Vacation ownership and residential	88	178	(90)	(50.6)%

Total segment earnings	$642	$673	$(31)	(4.6)%

The Americas

Segment revenues increased $10 million in the six months ended June 30, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $40 million increase in management fees, franchise fees and other income, partially offset by a $26 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a $4 million decrease in residential revenues.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from eight owned hotels that were sold in 2014 or 2013. These sold hotels had $8 million in revenues in the six months ended June 30, 2014 compared to $67 million for the corresponding period in 2013. Lost revenues from sold hotels were offset by a $21 million increase in revenues from four owned hotels without comparable results in 2014 and 2013 and a $12 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 3.6% to $132.92 for the six months ended June 30, 2014 compared to the corresponding period in 2013.

The increase in management fees, franchise fees and other income for the six months ended June 30, 2014, compared to the same period in 2013, was due to an increase in termination fees along with the continued growth of our fees business. During the six months ended June 30, 2014, we received termination fees of approximately $24 million associated with the termination of certain management and franchise contracts, compared to $3 million for the same period in 2013. Additionally, the increase in management fees, franchise fees and other income was due to the net addition of 17 managed or franchised hotels since June 30, 2013 and a 5.7% increase in Same-Store Systemwide REVPAR compared to the same period in 2013.

Segment earnings increased $48 million in the six months ended June 30, 2014, compared to the corresponding period in 2013, primarily due to the increase in management fees, franchise fees and other income discussed above, a $9 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, a $4 million increase due to certain severance costs incurred in 2013 and an increase of $2 million related to unconsolidated joint venture earnings, partially offset by a $4 million decrease in residential revenues and a $3 million increase in development and legal costs.

EAME

Segment revenues increased $7 million in the six months ended June 30, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $7 million increase in revenues from our owned, leased and consolidated joint venture hotels. Management fees, franchise fees and other income remained flat, compared to the corresponding period in 2013.

The $7 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $10 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 7.6% to $266.70 for the six months ended June 30, 2014 compared to the corresponding period in 2013 and a $2 million increase in revenues from two owned hotels without comparable results in 2014 and 2013. These increases were partially offset by a $5 million decrease in revenues from a leased hotel that was converted to a managed hotel during the six months ended June 30, 2014.

Same-Store Systemwide REVPAR increased 4.4% to $138.01 for the six months ended June 30, 2014 compared to the corresponding period in 2013. Increases in REVPAR in Europe benefited from the favorable impact of foreign currency exchange during the six months ended June 30, 2014, compared to the corresponding period in 2013, while REVPAR in Africa and the Middle East was negatively impacted by the unfavorable impact of foreign currency exchange during the six months ended June 30, 2014, compared to the corresponding period in 2013.

Segment earnings increased $2 million in the six months ended June 30, 2014, compared to the corresponding period in 2013, primarily due to the increase in revenues discussed above and a $2 million increase related to favorable bad debt reserve adjustments, partially offset by a $2 million increase in overhead expenses commensurate with a rise in the overall cost of labor.

Asia Pacific

Segment revenues increased $9 million in the six months ended June 30, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $9 million increase in management fees, franchise fees and other income due to the net addition of 20 managed or franchised hotels since June 30, 2013 and an increase in Same-Store Systemwide REVPAR of 3.6% to $99.34 for the six months ended June 30, 2014 compared to the corresponding period in 2013. Increases in REVPAR in China benefited slightly from the favorable impact of foreign currency exchange during the six months ended June 30, 2014, compared to the corresponding period in 2013, while REVPAR in the rest of Asia was negatively impacted by the unfavorable impact of foreign currency exchange during the six months ended June 30, 2014, compared to the corresponding period in 2013.

Segment earnings increased $9 million in the six months ended June 30, 2014, compared to the corresponding period in 2013, primarily driven by the increase in management fees, franchise fees and other income discussed above.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue decreased $199 million to $340 million for the six months ended June 30, 2014 compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour in 2014 as this project is now sold out. Segment earnings decreased $90 million in the six months ended June 30, 2014, compared to the corresponding period in 2013, primarily driven by the decrease in operating income from sales at Bal Harbour, the increase in revenues deferred under the percentage of completion method and the increase in our loan loss provision, as discussed earlier. Additionally, during the six months ended June 30, 2014, we recorded a reserve of approximately $9 million for certain remediation costs at one of our projects which is substantially sold out.

Revenues and expenses recognized at Bal Harbour for the six months ended June 30, 2014, with comparative data for the same period in 2013, were as follows (in millions, except for units closed):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions, except unit data)
Residential sales revenues	$20	$203	$(183)	(90.1)%
Residential expenses	9	115	(106)	(92.2)%

Operating income	$11	$88	$(77)	(87.5)%

Operating income margin	55.0%	43.3%		11.7%

Units closed	4	60	(56)	(93.3)%

.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and resorts and sales of VOIs and residential units. Cash flow from operations decreased to $426 million for the six months ended June 30, 2014, compared to $532 million for the six months ended June 30, 2013, primarily due to a decrease in residential closings at Bal Harbour and certain other changes in working capital, partially offset by an increase in management fees, franchise fees and other income and operations at our owned, leased and consolidated joint venture hotels. Other sources of cash are distributions from joint ventures, servicing of financial assets and interest income. We use cash principally to fund our operating expenses, dividend payments, share repurchases, interest payments on debt, capital expenditures, and property and income taxes. We believe that our cash from operations and our existing borrowing availability together with capacity for additional borrowings will be adequate to meet all funding requirements for our operating expenses, dividend payments, share repurchases, principal and interest payments on debt, capital expenditures, and property and income taxes.

The ratio of our current assets to current liabilities was 0.99 and 1.04 as of June 30, 2014 and December 31, 2013, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels, in the same jurisdictions, on a daily basis and fund payables as needed through cash on hand or by drawing down on our existing revolving credit facility.

The majority of our restricted cash balance as of June 30, 2014 relates to cash payments received from buyers of vacation ownership units under construction which are held in escrow prior to obtaining a certificate of occupancy. Additionally, state and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. We classify the cash received as restricted cash until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. Restricted cash also includes cash held by our VIEs from our securitization transactions (see Note 8). At June 30, 2014 and December 31, 2013, we had short-term restricted cash balances of $53 million and $134 million, respectively. During the six months ended June 30, 2014, the decrease in our restricted cash balance resulted from the release of our restricted cash balances used as collateral on our letters of credit.

Cash Used for Investing Activities

Gross capital spending during the six months ended June 30, 2014 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$24
Corporate and information technology	66

Subtotal	90

VOI and Residential Capital Expenditures:
Net capital expenditures for inventory (2)	(7)

Development Capital	90

Total Capital Expenditures	$173

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $24 million less cost of sales, excluding residential, of $31 million.

Gross capital spending during the six months ended June 30, 2014 included approximately $90 million of maintenance capital and $90 million of development capital. Investment spending on gross VOI and residential inventory was $24 million, primarily at the Westin St. John in the U.S. Virgin Islands, the Westin Desert Willow in Palm Desert, California, the Westin Ka’anapali Ocean Resort in Maui, Hawaii, and the Sheraton Vistana Resort in Orlando, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets in which we operate. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2014 (excluding vacation ownership and residential inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2014, we currently expect to spend approximately $200 million for investment projects, various joint ventures and other investments.

In order to secure management or franchise agreements, we have made loans to third-party owners, made non-controlling investments in joint ventures and provided certain guarantees and indemnifications. See Note 18 of the consolidated financial statements for our discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures.

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

Since 2006 and through June 30, 2014, we have sold 81 hotels realizing cash proceeds of approximately $6.5 billion in numerous transactions, including net cash proceeds of approximately $223 million from the sale of two hotels during the six months ended June 30, 2014 (see Note 4). To date, where we have sold hotels, we typically have not provided significant seller financing or other financial assistance to buyers.

There can be no assurance that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

In 2014, we announced our intention to pay regular quarterly dividends and to return approximately $500 million in the form of a special dividend in connection with cash realized from the completion of The St. Regis Bal Harbour residential project and sale of the hotel. Accordingly, during the six months ended June 30, 2014, we paid two regular quarterly dividends totaling $0.70 per share and special dividends totaling $1.30 per share. We expect to pay the regular quarterly dividend of $0.35 per share and the additional special dividend of $0.65 per share for each of the remaining quarters in 2014. The total dividends paid in the six months ended June 30, 2014 were approximately $379 million (see Note 14).

The following is a summary of our debt portfolio excluding securitized vacation ownership debt and capital leases as of June 30, 2014:

	Amount Outstanding at June 30, 2014 (a)	Weighted Average Interest Rate at June 30, 2014	Weighted Average Remaining Term
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit	$4	11.90%	3.7
Mortgages and Other	39	4.15%	2.5
Interest Rate Swaps	250	5.20%	4.5

Total/Average	$293	5.15%	4.2

Fixed Rate Debt
Senior Notes	$1,224	5.93%	4.9
Mortgages and Other	3	0.86%	11.2
Interest Rate Swaps	(250)	6.91%	4.5

Total/Average	$977	5.67%	5.0

Total Debt
Total Debt and Weighted Average Terms	$1,270	5.55%	4.8

(a)	Excludes approximately $216 million of our share of unconsolidated joint venture debt, $156 million of capital lease obligations, and securitized vacation ownership debt of $300 million, all of which is non-recourse.

In the second quarter of 2014, we entered into a master lease arrangement to lease the entire buildings and land where we are headquartered in Stamford, Connecticut. The term of this lease is 20 years, with two five-year extensions at our option. We have fixed annual payments of approximately $10 million, which escalate at 3% per year. As a result of this transaction, we recorded a capital lease obligation of approximately $153 million with an interest rate of 5.82% (see Note 7).

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

Our Facility is used to fund general corporate cash needs. As of June 30, 2014, we have availability of approximately $1.75 billion under the Facility. The Facility allows for multi-currency borrowing and, when drawn upon, has an applicable margin, inclusive of the commitment fee, of 1.25% plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage covenants.

Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Gross Unsecuritized Debt	$1,426	$1,267
less: cash (including restricted cash of $44 million in 2014 and $123 million in 2013)	(641)	(739)

Net Unsecuritized Debt	$785	$528

Gross Securitized Debt (non-recourse)	$300	$355
less: cash restricted for securitized debt repayments (not included above)	(13)	(14)

Net Securitized Debt	$287	$341

Total Net Debt	$1,072	$869

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, and our capacity for additional borrowings will be adequate to meet anticipated requirements for share repurchases, dividend payments, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $500 million included in our cash balance above resides in foreign countries which could be subject to income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.

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

We had the following commercial commitments outstanding as of June 30, 2014 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$82	$78	$—	$—	$4

During the six months ended June 30, 2014, we repurchased 2.2 million common shares at a weighted average price of $78.67 for a total cost of approximately $170 million. As of June 30, 2014, $444 million remained available under the share repurchase authorization approved by our Board of Directors (see Note 14).

CRITICAL ACCOUNTING POLICIES

Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Those estimates and assumptions that we believe are critical and require the use of complex judgment in their application are included in our 2013 Form 10-K. Since the date of our 2013 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We enter into forward contracts to manage foreign exchange risk in forecasted transactions based in foreign currencies and to manage foreign currency exchange risk on intercompany loans that are not deemed permanently invested. We also enter into interest rate swap agreements to hedge interest rate risk (see Note 10).

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are, or may become, subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2014, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 to April 30, 2014	—	$—	—	$614
May 1 to May 31, 2014	1,650,600	$78.44	1,650,600	$484
June 1 to June 30, 2014	503,957	$79.43	503,957	$444

Total	2,154,557	$78.67	2,154,557

Item 6.	Exhibits.

10.1	Employment Agreement, dated May 7, 2014, between the Company and Martha Poulter
10.2	Severance Agreement, dated May 7, 2014, between the Company and Martha Poulter
10.3	Form of Restricted Stock Award Agreement pursuant to the 2013 LTIP
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ Frits van Paasschen
Frits van Paasschen Chief Executive Officer and Director

By:	/s/ Alan M. Schnaid
Alan M. Schnaid
Interim Chief Financial Officer, Senior Vice President, Corporate Controller and Principal Accounting Officer

Date: July 24, 2014