Form 10-Q
period 2014-09-30
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2014-10-29
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

178,575,327 shares of common stock, par value $0.01 per share, outstanding as of October 21, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (“we”, “us” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this filing. Results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2014.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$454	$616
Restricted cash	60	134
Accounts receivable, net of allowance for doubtful accounts of $67 and $59	624	643
Inventories	198	217
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $5 and $6	48	54
Deferred income taxes	202	211
Prepaid expenses and other	166	121

Total current assets	1,752	1,996
Investments	233	251
Plant, property and equipment, net	2,942	3,034
Goodwill and intangible assets, net	1,998	2,032
Deferred income taxes	575	591
Other assets	680	543
Securitized vacation ownership notes receivable, net	246	315

Total assets	$8,426	$8,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3	$2
Accounts payable	90	105
Current maturities of long-term securitized vacation ownership debt	81	97
Accrued expenses	1,110	1,092
Accrued salaries, wages and benefits	396	404
Accrued taxes and other	251	224

Total current liabilities	1,931	1,924
Long-term debt	2,163	1,265
Long-term securitized vacation ownership debt	191	258
Deferred income taxes	42	48
Other liabilities	1,949	1,904

Total liabilities	6,276	5,399

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 180,402,209 and 191,897,809 shares at September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	28	661
Accumulated other comprehensive loss	(417)	(335)
Retained earnings	2,535	3,032

Total Starwood stockholders’ equity	2,148	3,360
Noncontrolling interests	2	3

Total equity	2,150	3,363

Total liabilities and equity	$8,426	$8,762

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Owned, leased and consolidated joint venture hotels	$393	$398	$1,171	$1,196
Vacation ownership and residential sales and services	159	200	504	748
Management fees, franchise fees and other income	255	247	763	700
Other revenues from managed and franchised properties	686	663	2,052	1,965

	1,493	1,508	4,490	4,609
Costs and Expenses
Owned, leased and consolidated joint venture hotels	308	318	923	966
Vacation ownership and residential sales and services	121	141	374	503
Selling, general, administrative and other	96	100	293	278
Restructuring and other special charges (credits), net	—	(22)	(3)	(23)
Depreciation	65	59	188	174
Amortization	7	6	22	21
Other expenses from managed and franchised properties	686	663	2,052	1,965

	1,283	1,265	3,849	3,884
Operating income	210	243	641	725
Equity earnings and gains from unconsolidated ventures, net	3	—	21	17
Interest expense, net of interest income of $0, $1, $2 and $2	(27)	(25)	(73)	(77)
Loss on early extinguishment of debt, net	(1)	—	(1)	—
Gain (loss) on asset dispositions and impairments, net	(22)	3	(55)	(5)

Income from continuing operations before taxes and noncontrolling interests	163	221	533	660
Income tax expense	(54)	(64)	(135)	(223)

Income from continuing operations	109	157	398	437
Discontinued operations:
Gain on dispositions, net of tax expense (benefit) of $0, $0, $(1) and $(70)	—	—	1	70

Net income	109	157	399	507
Net loss (income) attributable to noncontrolling interests	—	—	—	—

Net income attributable to Starwood	$109	$157	$399	$507

Earnings Per Share – Basic
Continuing operations	$0.60	$0.82	$2.12	$2.28
Discontinued operations	—	—	0.01	0.37

Net income	$0.60	$0.82	$2.13	$2.65

Earnings Per Share – Diluted
Continuing operations	$0.59	$0.81	$2.10	$2.25
Discontinued operations	—	—	0.01	0.36

Net income	$0.59	$0.81	$2.11	$2.61

Amounts attributable to Starwood’s Common Stockholders
Income from continuing operations	$109	$157	$398	$437
Discontinued operations	—	—	1	70

Net income	$109	$157	$399	$507

Weighted average number of shares	185	192	188	192

Weighted average number of shares assuming dilution	186	194	190	194

Dividends declared per share	$1.00	$—	$3.00	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$109	$157	$399	$507
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(88)	31	(84)	(19)
Defined benefit pension and postretirement plans activity	—	1	1	2
Cash flow hedges net gains	1	—	1	1

Total other comprehensive income (loss), net of taxes	(87)	32	(82)	(16)

Total comprehensive income	22	189	317	491
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	—

Comprehensive income attributable to Starwood	$22	$189	$317	$491

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$399	$507
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	(1)	(70)
Depreciation and amortization	210	195
Amortization of deferred gains	(65)	(68)
Non-cash portion of restructuring and other special charges (credits), net	(3)	—
(Gain) loss on debt extinguishment, net	1	(4)
(Gain) loss on asset dispositions and impairments, net	55	5
Stock-based compensation expense	38	40
Excess stock-based compensation tax benefit	(9)	(30)
Distributions in excess of equity earnings	1	2
Non-cash portion of income tax expense	10	109
Other non-cash adjustments to net income	39	34
(Increase) decrease in restricted cash	(21)	42
Other changes in working capital	(1)	80
Securitized VOI notes receivable activity, net	76	105
Unsecuritized VOI notes receivable activity, net	(82)	(116)
Accrued income taxes and other	30	24

Cash from operating activities	677	855

Investing Activities
Purchases of plant, property and equipment	(221)	(235)
Proceeds from asset sales, net of transaction costs	225	139
Acquisitions, net of acquired cash	(24)	(43)
(Issuance) collection of notes receivable, net	—	2
Distributions from investments, net	4	4
Other, net	(2)	1

Cash used for investing activities	(18)	(132)

Financing Activities
Commercial paper, net	106	—
Decrease (increase) in restricted cash	94	(19)
Long-term debt issued	656	—
Long-term debt repaid	(3)	(1)
Long-term securitized debt repaid	(83)	(136)
Dividends paid	(562)	(3)
Proceeds from employee stock option exercises	24	64
Excess stock-based compensation tax benefit	9	30
Share repurchases	(1,027)	(237)
Other, net	(27)	(24)

Cash used for financing activities	(813)	(326)

Exchange rate effect on cash and cash equivalents	(8)	(8)

(Decrease) increase in cash and cash equivalents	(162)	389
Cash and cash equivalents — beginning of period	616	305

Cash and cash equivalents — end of period	$454	$694

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$43	$38

Income taxes, net of refunds	$112	$107

Non-cash capital lease obligation	$153	$—

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries (we, us, the Company or Starwood). We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,206 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upper-upscale. The principal operations of Starwood Vacation Ownership, Inc. (SVO) include the development and operation of vacation ownership resorts; and marketing, selling and financing of vacation ownership interests (VOIs) in the resorts.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption is not permitted. We are still evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about the ability to continue as a going concern and to provide related interim and annual footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016, and we plan to adopt this ASU for the annual period ending on December 31, 2016. We do not believe the adoption of this update will have a material impact on our financial statements.

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

Note 3. Earnings per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to our common stockholders (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$109	$157	$398	$437

Weighted average common shares for basic earnings per share	185	192	188	192
Effect of dilutive stock options and restricted stock awards	1	2	2	2

Weighted average common shares for diluted earnings per share	186	194	190	194

Basic earnings per share	$0.60	$0.82	$2.12	$2.28

Diluted earnings per share	$0.59	$0.81	$2.10	$2.25

Approximately 0.3 million shares for the three months ended September 30, 2013 and 0.4 million shares and 0.7 million shares for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. No shares were excluded from the computation for the three months ended September 30, 2014.

Note 4. Asset Dispositions and Impairments

During the three months ended September 30, 2014, we terminated our leasehold interest in a hotel and entered into a long-term franchise agreement with the hotel’s owner. In connection with the termination, we recognized a pre-tax loss of $7 million, which was recorded to the gain (loss) on asset dispositions and impairments, net line item.

Additionally, during the three months ended September 30, 2014, we recognized an impairment charge of $13 million, related to one owned hotel in the Americas, whose book value exceeded its fair value. The fair value of the hotel was estimated primarily using the income approach and the use of discounted cash flows models. The impairment charge was recorded to the gain (loss) on asset dispositions and impairments, net line item.

During the nine months ended September 30, 2014, we converted a leased hotel to a managed hotel subject to a long-term management agreement, and recorded a pre-tax loss of $21 million, which was recorded to the gain (loss) on asset dispositions and impairments, net line item. We provided financing to the hotel owner in the form of a note receivable to fund the transaction price. We will provide additional financing over the next few years to fund a significant renovation of the hotel.

Additionally, during the nine months ended September 30, 2014, we sold two wholly-owned hotels for net cash proceeds of approximately $223 million. One hotel was sold subject to a long-term management agreement. The sale of this hotel resulted in a pre-tax gain of approximately $91 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement. The other hotel was sold at a pre-tax loss of $6 million, and is subject to a long-term franchise agreement. During the nine months ended September 30, 2014, we also recorded a $7 million impairment associated with one of our foreign unconsolidated joint ventures, which we recorded to the gain (loss) on asset dispositions and impairments, net line item.

During the subsequent period of October 2014, we sold one hotel for gross proceeds of approximately €110 million subject to a long-term management agreement. The gain realized in connection with the sale will be deferred and recognized into management fees, franchise fees and other income over the initial term of the management agreement.

During the three months ended September 30, 2013, we sold a non-core asset for net cash proceeds of approximately $12 million and recorded a gain of $4 million related to this sale, which was recorded to the gain (loss) on asset dispositions and impairments, net line item.

Additionally, during the nine months ended September 30, 2013, we sold four wholly-owned hotels for net cash proceeds of approximately $126 million. One hotel was sold subject to a long-term management agreement. The sale of this hotel resulted in a pre-tax gain of approximately $3 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement. Two hotels were sold subject to long-term franchise agreements. The fourth hotel was sold at a loss, subject to a long-term management agreement. During the nine months ended September 30, 2013, we recorded a pre-tax loss of $8 million, net, related to the sales of these hotels.

Note 5. Transfers of Financial Assets

We have variable interests in the entities associated with our four outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (VIEs). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $4 million and $13 million and during the three and nine months ended September 30, 2014, respectively compared to $5 million and $16 million during the three and nine months ended September 30, 2013. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 8). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $9 million and $30 million during the three and nine months ended September 30, 2014, respectively, compared to $13 million and $40 million during the three and nine months ended September 30, 2013, respectively, and is classified in cash and cash equivalents.

During the nine months ended September 30, 2013, we terminated a securitization we completed in 2005.

Note 6. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Vacation ownership loans – securitized	$294	$369
Vacation ownership loans – unsecuritized	311	247

	605	616
Less: current portion
Vacation ownership loans – securitized	(48)	(54)
Vacation ownership loans – unsecuritized	(31)	(30)

	$526	$532

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

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Vacation ownership loans – securitized	$11	$15	$35	$49
Vacation ownership loans – unsecuritized	10	6	27	14

	$21	$21	$62	$63

The following table presents future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2014	$13	$15	$28
2015	53	30	83
2016	54	30	84
2017	50	33	83
2018	43	34	77
Thereafter	112	239	351

Balance at September 30, 2014	$325	$381	$706

Weighted Average Interest Rates	13.02%	13.03%	13.03%

Range of interest rates	6.0% to 17.0%	5.0% to 17.0%	5.0% to 17.0%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and, therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of September 30, 2014 and December 31, 2013, the average estimated default rate for our pools of receivables was approximately 9.2% and 9.3%, respectively.

The activity and balances for our loan loss reserve were as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at June 30, 2014	$33	$67	$100
Provisions for loan losses	1	8	9
Write-offs	—	(8)	(8)
Other	(3)	3	—

Balance at September 30, 2014	$31	$70	$101

Balance at December 31, 2013	$43	$60	$103
Provisions for loan losses	(1)	18	17
Write-offs	—	(19)	(19)
Other	(11)	11	—

Balance at September 30, 2014	$31	$70	$101

Balance at June 30, 2013	$54	$53	$107
Provisions for loan losses	—	7	7
Write-offs	—	(8)	(8)
Other	(5)	5	—

Balance at September 30, 2013	$49	$57	$106

Balance at December 31, 2012	$73	$48	$121
Provisions for loan losses	(9)	18	9
Write-offs	—	(24)	(24)
Other	(15)	15	—

Balance at September 30, 2013	$49	$57	$106

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

During the nine months ended September 30, 2014, we recorded a net adjustment to the reserve of $17 million, driven by a $19 million increase in the provision for new contract sales, partially offset by a $2 million favorable adjustment from improved performance in the portfolio. During the three months ended September 30, 2014, we recorded a net adjustment to the reserve of $9 million, primarily driven by a $7 million increase in the provision for new contract sales, and a $2 million unfavorable adjustment due to decreased performance in the portfolio.

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of September 30, 2014
	700+	600-699	<600	No Score	Total
Sheraton	$157	$136	$16	$60	$369
Westin	188	90	6	35	319
Other	9	3	—	6	18

	$354	$229	$22	$101	$706

	As of December 31, 2013
	700+	600-699	<600	No Score	Total
Sheraton	$156	$130	$19	$59	$364
Westin	199	91	7	37	334
Other	11	3	—	7	21

	$366	$224	$26	$103	$719

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $4 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $46 million and $48 million as of September 30, 2014 and December 31, 2013, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of September 30, 2014	$706	$660	$8	$5	$33	$46
As of December 31, 2013	$719	$671	$9	$5	$34	$48

Note 7. Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	September 30, 2014	December 31, 2013
Senior Credit Facility:
Revolving Credit Facility, maturing 2020	$6	$—
Senior Notes, interest at 7.375%, maturing 2015	294	294
Senior Notes, interest at 6.75%, maturing 2018	371	372
Senior Notes, interest at 7.15%, maturing 2019	208	207
Senior Notes, interest at 3.125%, maturing 2023	349	349
Senior Notes, interest at 3.75%, maturing 2025	346	—
Senior Notes, interest at 4.50%, maturing 2034	291	—
Capital lease obligations	155	3
Commercial paper, weighted average interest at 0.296% at September 30, 2014	106	—
Mortgages and other, interest rates ranging from non-interest bearing to 4.15%, various maturities	40	42

	2,166	1,267
Less current maturities	(3)	(2)

Long-term debt	$2,163	$1,265

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

In the third quarter of 2014, we entered into the Fourth Amendment of our $1.75 billion Revolving Credit facility (the Facility). The amendment extended the maturity of the Facility by two years to February 2020. The Facility, when drawn upon, has an applicable margin, inclusive of a commitment fee, of 1.20%, plus the applicable currency LIBOR rate. We paid fees of approximately $2 million in connection with this amendment and capitalized these costs as deferred financing costs. Additionally, in connection with this amendment, we recorded a net charge of approximately $1 million in the loss on early extinguishment of debt, net line item to write-off certain existing deferred financing costs.

In the third quarter of 2014, we established a Commercial Paper Program (Commercial Paper), which gives us the ability to issue up to $1.75 billion of short-term unsecured notes. The minimum issuance amount is $250,000. We reserve unused capacity under the Facility to repay outstanding Commercial Paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. While any outstanding Commercial Paper and Facility borrowings generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis.

In the third quarter of 2014, we completed a public offering of $350 million in aggregate principal amount of Senior Notes due 2025 (the 2025 Notes) and $300 million in aggregate principal amount of Senior Notes due 2034 (the 2034 Notes). The 2025 Notes and 2034 Notes are direct, unsecured obligations and rank equally with all of our existing and future unsecured and unsubordinated obligations. The 2025 Notes bear interest at a fixed rate of 3.75% per annum and mature on March 15, 2025. The 2034 Notes bear interest at a fixed rate of 4.50% per annum and mature on October 1, 2034. We will pay interest on the 2025 Notes on March 15 and September 15 each year until maturity, beginning on March 15, 2015. We will pay interest on the 2034 Notes on April 1 and October 1 each year until maturity, beginning on April 1, 2015. We intend to use the net proceeds for general corporate purposes, which may include the repayment of commercial paper, repurchases of our common stock or the payment of previously announced regular and special dividends to our stockholders.

We may redeem all or a portion of the 2025 Notes at our option at any time prior to December 15, 2024 at the make-whole redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2025 Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date; and (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2025 Notes being redeemed (exclusive of any interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis at the Treasury Rate (as defined in the Supplemental Indenture) plus 25 basis points, plus accrued and unpaid interest to, but excluding, the redemption date. At any time on or after December 15, 2024, we may redeem all or a portion of the 2025 Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

We may redeem all or a portion of the 2034 Notes at our option at any time prior to April 1, 2034 at the make-whole redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2034 Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date; and (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2034 Notes being redeemed (exclusive of any interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 25 basis points, plus accrued and unpaid interest to, but excluding, the redemption date. At any time on or after April 1, 2034, we may redeem all or a portion of the 2034 Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

Note 8. Securitized Vacation Ownership Debt

As discussed in Note 5, our VIEs associated with the securitization of our VOI notes receivable are consolidated in our financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	September 30, 2014	December 31, 2013
2009 securitization, interest rate at 5.81%, maturing 2015	$18	$36
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	78	101
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	87	105
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	89	113

	272	355
Less current maturities	(81)	(97)

Long-term securitized debt	$191	$258

Note 9. Other Liabilities

Other liabilities consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Deferred gains on asset sales	$882	$870
Starwood Preferred Guest point liability (a)	821	780
Deferred revenue including VOIs and residential sales	50	37
Benefit plan liabilities	45	46
Deferred rent	27	53
Insurance reserves	46	44
Other	78	74

	$1,949	$1,904

(a)	Includes the actuarially determined liability and certain deferred revenues related to the Starwood Preferred Guest program.

Deferred Gains. We defer gains realized in connection with the sale of a property that we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 4). As of September 30, 2014 and December 31, 2013, we had total deferred gains of approximately $966 million and $954 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $22 million and $65 million in the three and nine months ended September 30, 2014, respectively, compared to $23 million and $68 million in the three and nine months ended September 30, 2013, respectively.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the consolidated balance sheets. The total actuarially determined liability, as of September 30, 2014 and December 31, 2013 was $1,096 million and $1,036 million, respectively, of which $331 million and $313 million, respectively, was included in accrued expenses.

Note 10. Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions and to hedge certain forecasted transactions. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amounts of the outstanding Euro forward contracts at September 30, 2014 were $4 million, with average exchange rates of 1.37, generally with terms of less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. For the three and nine months ended September 30, 2014, each of these hedges was highly effective in offsetting fluctuations in foreign currencies.

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

We enter into interest rate swap agreements to manage interest expense. The swaps qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At September 30, 2014, we had five interest rate swap agreements with an aggregate notional amount of $250 million under which we pay floating rates and receive fixed rates of interest (Fair Value Swaps). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair value of our derivative instruments (in millions).

	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swaps	Other assets	$2	Other assets	$1
Liability Derivatives
Forward contracts	Accrued expenses	$—	Accrued expenses	$1

	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$9	Prepaid expenses and other	$2
Liability Derivatives
Forward contracts	Accrued expenses	$8	Accrued expenses	$1

The following table presents the effect of our derivatives on our Consolidated Statements of Income (in millions):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
		2014	2013
Foreign forward exchange contracts	Interest expense, net	$5	$(3)

Derivatives not designated as hedging instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		Nine Months Ended September 30,
		2014	2013
Foreign forward exchange contracts	Interest expense, net	$7	$8

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

Note 11. Pension and Postretirement Benefit Plans

We sponsor, or have previously sponsored, numerous funded and unfunded domestic and foreign pension and postretirement benefit plans. The net periodic benefit cost for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to less than $1 million for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013.

During the three and nine months ended September 30, 2014, we contributed approximately $2 million and $11 million, respectively, to our pension and postretirement benefit plans. For the remainder of 2014, we expect to contribute approximately $4 million to our pension and postretirement benefit plans. A significant portion of the contributions relate to the foreign pension plans, for which we are reimbursed by our managed hotels.

Note 12. Income Taxes

The total amount of unrecognized tax benefits as of September 30, 2014, was $216 million, of which $70 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $18 million of our unrecognized tax benefits as of September 30, 2014 will reverse within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2014, we had $16 million accrued for the payment of interest and $4 million accrued for the payment of penalties.

During the nine months ended September 30, 2014, we resolved a previous dispute related to foreign operating losses, which resulted in a tax benefit of $52 million. As a result, we recognized a previously unrecognized tax benefit, reversed associated interest accruals, and recognized a deferred tax asset for the balance of net operating losses available as of December 31, 2013. In addition, we recognized certain deferred tax assets, with a fully offsetting valuation allowance, that are not more likely than not realizable due to the requirement of future income of a special character. In the event that we can forecast such income, we may change our judgment regarding the realizability of these assets.

During the nine months ended September 30, 2013, we recorded a tax benefit of $70 million as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of September 30, 2014, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 or to examination by any U.S. state taxing authority prior to 2002. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2007.

We are currently under audit by the Internal Revenue Service (IRS) for years 2007 through 2009. Through September 30, 2014, we received certain Notices of Proposed Adjustment from the IRS for such years; however, we disagree with the IRS on certain of these adjustments and intend to vigorously contest them, including pursuing all available remedies such as the IRS Appeals process and litigation, if necessary. These unagreed adjustments, if upheld, would result in a significant cash tax and interest payment. More than half of this amount would not affect the effective tax rate due to the timing nature of certain issues. We believe we will prevail in the eventual resolution of certain of these matters and have not adjusted our results of operations to the extent we believe it is more likely than not that we will ultimately prevail.

As we pursue opportunities to sell owned real estate, we continually assess our tax positions, indefinite reinvestment assertions, and our ability to realize deferred tax assets to identify if changes in recognition are required.

Note 13. Stockholders’ Equity

The following tables represent changes in stockholders’ equity that are attributable to our stockholders and non-controlling interests for the three and nine months ended September 30, 2014 (in millions):

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at June 30, 2014	$3,145	$2	$533	$(330)	$2,937	$3
Net income	109	—	—	—	109	—
Equity compensation activity and other	24	—	25	—	—	(1)
Dividends	(184)	—	—	—	(184)	—
Share repurchases	(857)	—	(530)	—	(327)	—
Other comprehensive income	(87)	—	—	(87)	—	—

Balance at September 30, 2014	$2,150	$2	$28	$(417)	$2,535	$2

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2013	$3,363	$2	$661	$(335)	$3,032	$3
Net income	399	—	—	—	399	—
Equity compensation activity and other	66	—	67	—	—	(1)
Dividends	(569)	—	—	—	(569)	—
Share repurchases	(1,027)	—	(700)	—	(327)	—
Other comprehensive income	(82)	—	—	(82)	—	—

Balance at September 30, 2014	$2,150	$2	$28	$(417)	$2,535	$2

Share Issuances and Repurchases. During the three and nine months ended September 30, 2014, we issued approximately 0.1 million and 0.5 million of our common shares, respectively, as a result of stock option exercises.

In the third quarter of 2014, our Board of Directors authorized a $1.1 billion increase to the share repurchase program. During the three months ended September 30, 2014, we repurchased 10.4 million common shares at a weighted average price of $82.57 for a total cost of approximately $857 million. During the nine months ended September 30, 2014, we repurchased 12.5 million common shares at a weighted average price of $81.90 for a total cost of approximately $1,027 million. As of September 30, 2014, $688 million remained available under the share repurchase authorization approved by our Board of Directors.

Dividends. In September 2014, we paid approximately $181 million of dividends, or $1.00 per share consisting of a regular quarterly dividend of $0.35 per share and a special dividend of $0.65 per share, to stockholders of record as of September 5, 2014. In addition, we accrued dividends of approximately $3 million related to unvested equity awards, which will be paid when the awards lapse.

For the nine months ended September 30, 2014, we paid approximately $560 million of dividends, or $3.00 per share consisting of regular quarterly dividends totaling $1.05 per share and special dividends totaling $1.95 per share. In addition, we accrued dividends of approximately $9 million related to unvested equity awards, which will be paid when the awards lapse.

Accumulated Other Comprehensive Loss.

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2014 (in millions):

	For the Nine Months Ended September 30, 2014 (a)
	Cash Flow Hedges	Defined Benefit Pension and Postretirement Benefit Plans (b)	Foreign Currency Translation Adjustments (c)	Total
Balance at December 31, 2013	$—	$(64)	$(271)	$(335)

Other comprehensive income before reclassifications	1	—	(80)	(79)
Amounts reclassified from accumulated other comprehensive income	—	1	(4)	(3)

Total before tax	1	1	(84)	(82)
Tax (expense) benefit	—	—	—	—

Net current year other comprehensive income	1	1	(84)	(82)

Balance at September 30, 2014	$1	$(63)	$(355)	$(417)

(a)	Amounts in parentheses indicate debits.
(b)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.
(c)	During the nine months ended September 30, 2014, we recognized $4 million in the gain (loss) on asset dispositions and impairments, net line item due to the substantial liquidation of a foreign entity.

During the three and nine months ended September 30, 2014, gains included in accumulated other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature amounted to $57 million and $65 million for the three and nine months ended September 30, 2014, respectively, compared to losses of $22 million and $28 million for the three and nine months ended September 30, 2013, respectively.

Note 14. Stock-Based Compensation

In accordance with our 2013 Long-Term Incentive Compensation Plan (the 2013 LTIP), during the nine months ended September 30, 2014, we granted restricted stock, restricted stock units and performance shares to executive officers, members of the Board of Directors and certain employees.

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

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available. The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock may be estimated primarily by the stock’s assumed volatility. During the nine months ended September 30, 2014, we granted approximately 177,000 performance shares with a grant date fair value of $103.65 per share. In addition, we granted approximately 948,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $81.71 per share or unit.

We recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $14 million and $38 million in the three and nine months ended September 30, 2014, respectively, compared to $13 million and $40 million, in the three and nine months ended September 30, 2013, respectively. Stock-based compensation expense for the nine months ended September 30, 2014 benefited from approximately $3 million of forfeitures related to the resignation of an executive officer in the second quarter of 2014.

As of September 30, 2014, there was approximately $79 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.

Note 15. Fair Value

We believe the carrying values of our financial instruments related to current assets and current liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		September 30, 2014		December 31, 2013
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$4	$4	$3	$3
VOI notes receivable	3	280	352	217	271
Securitized vacation ownership notes receivable	3	246	311	315	398
Other notes receivable	3	38	38	18	18

Total financial assets		$568	$705	$553	$690

Liabilities:
Long-term debt	1	$2,163	$2,273	$1,265	$1,367
Long-term securitized debt	3	191	199	258	270

Total financial liabilities		$2,354	$2,472	$1,523	$1,637

Off-Balance sheet:
Letters of credit	2	$—	$81	$—	$116
Surety bonds	2	—	27	—	81

Total off-balance sheet		$—	$108	$—	$197

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

Note 16. Segment Information

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

The CODM primarily evaluates the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring and other special charges (credits), loss on early extinguishment of debt, net and gains (losses) on asset dispositions and impairments. Residential revenues generated at hotel properties are recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

The following tables present revenues and segment earnings for our reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Americas	$372	$366	$1,159	$1,143
EAME	162	175	453	459
Asia Pacific	92	87	257	244
Vacation ownership and residential	157	197	497	736

Total segment revenues	783	825	2,366	2,582
Other revenues from managed and franchised hotels	686	663	2,052	1,965
Other corporate revenues – unallocated	24	20	72	62

	$1,493	$1,508	$4,490	$4,609

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Earnings:
Americas	$156	$141	$512	$449
EAME	65	70	158	161
Asia Pacific	54	54	159	151
Vacation ownership and residential	37	57	125	235

Total segment earnings	312	322	954	996
Other corporate unallocated	25	20	73	64
Corporate selling, general, administrative and other – unallocated	(40)	(41)	(125)	(111)
Gain (loss) on asset dispositions and impairments, net	(22)	3	(55)	(5)
Restructuring and other special (charges) credits	—	22	3	23
Adjustments to equity earnings (a)	(12)	(14)	(31)	(33)
Interest expense	(27)	(26)	(75)	(79)
Loss on early extinguishment of debt, net	(1)	—	(1)	—
Depreciation and amortization	(72)	(65)	(210)	(195)
Discontinued operations	—	—	1	70
Income tax expense	(54)	(64)	(135)	(223)

Net income attributable to Starwood	$109	$157	$399	$507

(a)	Includes impairment losses, interest expense, depreciation and amortization expense related to equity earnings not allocated to segment earnings.

Note 17. Commitments and Contingencies

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

At September 30, 2014, we have approximately $108 million of investments and a loan balance of $2 million associated with 21 of the 22 VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

Additionally, we have an investment of approximately $1 million and a performance guarantee associated with the remaining VIE. The performance guarantee has a possible cash outlay of up to $62 million, which if required, would be funded over several years and would be largely offset by management fees received under this contract.

At December 31, 2013, we evaluated the 23 hotels in which we had a variable interest. As of that date, we had approximately $116 million of investments and a loan balance of $2 million associated with 22 of the 23 VIEs. Additionally, we had an investment of approximately $1 million and a performance guarantee associated with the remaining VIE.

Guaranteed Loans and Commitments. In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $18 million at September 30, 2014. We evaluate these loans for impairment, and at September 30, 2014, we believe these loans are collectible. Unfunded loan commitments aggregating $113 million were outstanding at September 30, 2014, of which $48 million is expected to be funded in the next twelve months. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $167 million of equity and other potential contributions associated with managed or joint venture properties, $78 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf as of September 30, 2014 totaled $27 million, primarily related to requirements by state or local governments relating to our vacation ownership operations, certain tax appeals and by our insurers to secure large deductible insurance programs.

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

Litigation. We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of September 30, 2014, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $40 million. While the ultimate results of claims and litigation cannot be determined, we do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussion of our consolidated operating results, as well as discussion about each of our four segments. Additionally, Note 16 to the consolidated financial statements presents further information about our segments.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2014 and 2013.

For the three and nine months ended September 30, 2014, management fees, franchise fees and other income grew by 3.2% and 9.0%, respectively, and Same-Store Worldwide Systemwide Revenue per Available Room (REVPAR) increased 7.5% and 5.7%, respectively. All of our brands contributed to the continued growth in our fee business as each experienced increases in Worldwide Systemwide Same-Store REVPAR for the three and nine months ended September 30, 2014 compared to the prior year. Rising global wealth, growth in travel infrastructure, and a more interconnected business world, combined with the strength of our brands and our global footprint, have us poised to take advantage of an increase in demand for high-end travel.

At September 30, 2014, we had approximately 470 hotels in the active pipeline representing approximately 105,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 59% are in the upper upscale and luxury segments and 80% are outside of North America. During the third quarter of 2014, we signed 39 hotel management and franchise contracts, representing approximately 7,100 rooms, of which 34 are new builds and five are conversions from other brands. We also opened 18 new hotels and resorts representing approximately 3,500 rooms. During the third quarter of 2014, five hotels left the system, representing approximately 1,200 rooms.

In addition to our active pipeline, we have a 74% equity interest in Design Hotels AG, a company that represent and markets a distinct selection of over 280 independent hotels with nearly 21,500 rooms globally. Starwood and Design Hotels have recently entered into an agreement that allows greater coordination and cooperation between the companies. Our REVPAR metrics do not include revenue from Design Hotels.

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

The following represents our top five markets in the United States by metropolitan area as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2014 and 2013:

Top Five Domestic Markets in the United States as a % of Total Owned Revenues for the Three Months Ended September 30, 2014 with Comparable Data for the Same Period in 2013 (1)
Metropolitan Area	2014 Revenues	2013 Revenues
New York, NY	10.8%	9.1%
Hawaii	8.6%	7.2%
Atlanta, GA	4.1%	3.3%
San Francisco, CA	3.9%	6.5%
Phoenix, AZ	3.8%	3.9%

(1)	Includes the revenues of hotels sold for the period prior to their sales.

Top Five Domestic Markets in the United States as a % of Total Owned Revenues for the Nine Months Ended September 30, 2014 with Comparable Data for the Same Period in 2013 (1)
Metropolitan Area	2014 Revenues	2013 Revenues
New York, NY	10.5%	9.0%
Hawaii	8.3%	7.1%
Phoenix, AZ	7.3%	6.9%
Atlanta, GA	3.9%	3.4%
San Francisco, CA	3.8%	5.9%

(1)	Includes the revenues of hotels sold for the period prior to their sales.

The following represents our top five international markets by country as a percentage of our total owned, leased and consolidated joint venture revenues for the three and nine months ended September 30, 2014 and 2013:

Top Five International Markets as a % of Total Owned Revenues for the Three Months Ended September 30, 2014 with Comparable Data for the Same Period in 2013 (1)
International Market	2014 Revenues	2013 Revenues
Canada	12.1%	11.6%
Spain	11.3%	10.1%
Italy	10.8%	9.8%
Australia	5.2%	4.7%
Mexico	4.7%	4.5%

(1)	Includes the revenues of hotels sold for the period prior to their sales.

Top Five International Markets as a % of Total Owned Revenues for the Nine Months Ended September 30, 2014 with Comparable Data for the Same Period in 2013 (1)
International Market	2014 Revenues	2013 Revenues
Canada	11.8%	11.6%
Italy	10.1%	8.9%
Spain	9.0%	8.2%
Mexico	5.6%	5.0%
Australia	5.0%	4.9%

(1)	Includes the revenues of hotels sold for the period prior to their sales.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Consolidated Results

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$393	$398	$(5)	(1.3)%
Management Fees, Franchise Fees and Other Income	255	247	8	3.2%
Vacation Ownership and Residential Sales and Services	159	200	(41)	(20.5)%
Other Revenues from Managed and Franchised Properties	686	663	23	3.5%

Total Revenues	$1,493	$1,508	$(15)	(1.0)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from five owned hotels that were sold or closed and two leased hotels converted to a managed or franchised hotel in 2014 or 2013. These sold, closed or converted hotels had revenues of $3 million in the three months ended September 30, 2014 compared to $40 million for the corresponding period in 2013. Revenues at our Same-Store Owned Hotels (37 hotels for the three months ended September 30, 2014 and 2013, excluding the five hotels sold or closed, two converted to managed or franchised and five additional hotels undergoing significant repositionings or without comparable results in 2014 and 2013) increased 6.3%, or $18 million, to $320 million for the three months ended September 30, 2014 compared to $302 million in the corresponding period of 2013. Additionally, the five hotels undergoing significant repositionings or without comparable results had revenues of $64 million in the three months ended September 30, 2014 compared to $49 million for the corresponding period in 2013. As of September 30, 2014, the significant renovations at four of these hotels were substantially complete, as they were open and available to operate their guestrooms at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels increased 7.7% to $181.76 for the three months ended September 30, 2014 compared to the corresponding period in 2013. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 4.0% in ADR to $236.85 for the three months ended September 30, 2014 compared to $227.68 for the corresponding period in 2013 and an increase in occupancy rates to 76.7% for the three months ended September 30, 2014, compared to 74.1% in the corresponding period in 2013. Growth in REVPAR was particularly strong in Mexico and Italy. Also, our owned hotel in Rio de Janeiro benefited from the last two weeks of the FIFA World Cup.

The increase in management fees, franchise fees and other income was primarily a result of a $6 million increase in management and franchise revenues to $248 million for the three months ended September 30, 2014 compared to $242 million for the corresponding period in 2013. Management fees increased 5.1% to $143 million and franchise fees increased 12.5% to $63 million. These increases were primarily due to the net addition of 43 managed or franchised hotels to our system since September 30, 2013 and a 7.5% increase in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2013. These increases were offset by the inclusion in 2013 of a significant termination fee associated with the exit of one hotel from the system. As of September 30, 2014, we had 577 managed properties and 573 franchised properties with approximately 330,200 rooms.

Total vacation ownership and residential services revenue decreased $41 million to $159 million for the three months ended September 30, 2014, compared to the corresponding period in 2013, primarily due to the sellout of our St. Regis Bal Harbour Resort residential project (Bal Harbour) during the second quarter of 2014, whereas during the three months ended September 30, 2013, we closed sales of 12 units and realized revenues of $40 million.

Vacation ownership revenues for the three months ended September 30, 2014 remained flat at $157 million, compared to the corresponding period in 2013. Originated contract sales of vacation ownership intervals decreased 2.4% for the three months ended September 30, 2014, compared to the corresponding period in 2013, primarily due to a 2.6% decrease in the average price per vacation ownership unit sold to approximately $13,600, partially offset by a 0.6% increase in the number of contracts signed.

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$96	$100	$(4)	(4.0)%

During the third quarter of 2014, selling, general, administrative and other expenses decreased 4.0% to $96 million compared to $100 million in 2013, primarily due to a reduction in reserves for uncollectible receivables as a result of cash collections and the timing of expenses within the year.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$—	$(22)	$22	100%

During the three months ended September 30, 2013, we recorded a favorable adjustment to a legal reserve of approximately $22 million related to judgment and settlement, interest costs, legal fees and expenses in regards to a long standing litigation.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$72	$65	$7	10.8%

The increase in depreciation and amortization expense for the three months ended September 30, 2014, compared to the corresponding period of 2013, was primarily due to additional depreciation related to the completion of certain hotel renovations, the new capital lease asset for our corporate headquarters, and information technology capital expenditures in 2014 and the latter half of 2013, partially offset by decreased depreciation expense related to sold hotels.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$210	$243	$(33)	(13.6)%

The decrease in operating income for the three months ended September 30, 2014, compared to the corresponding period of 2013, was primarily due to the inclusion of other special charges (credits), net of ($22) million in 2013, a $19 million decrease in operations (revenues less expenses) from residential sales at Bal Harbour, and a $7 million increase in depreciation and amortization, partially offset by an $8 million increase in management fees, franchise fees and other income, a $5 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, and a $4 million decrease in selling, general, administrative and other expenses.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$3	$—	$3	n/m

n/m = not meaningful

Equity earnings and gains from unconsolidated joint ventures, net increased $3 million for the three months ended September 30, 2014, compared to the corresponding period in 2013, primarily due to a $4 million impairment charge in 2013 associated with a hotel in which we own a noncontrolling joint venture interest.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$27	$25	$2	8.0%

Net interest expense increased $2 million for the three months ended September 30, 2014, compared to the same period of 2013, primarily due to an increase in our debt balance associated with borrowings to fund the significant increase in our share repurchase program, including the issuance of $650 million of senior notes during the third quarter of 2014 (see Note 7).

Our weighted average interest rate was approximately 4.81% at September 30, 2014 compared to 5.61% at September 30, 2013.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, net	$1	$—	$1	n/m

In the third quarter of 2014, we recorded a loss of $1 million related to the write-off of certain deferred financing costs associated with the amendment of our Revolving Credit Facility (see Note 7).

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(22)	$3	$(25)	n/m

During the three months ended September 30, 2014, we recorded a loss of $22 million, primarily due to a $13 million impairment charge on one owned hotel, whose book value exceeded its fair value, and a loss of $7 million associated with the termination of our leasehold interest in a hotel which was converted to a franchised hotel (see Note 4).

During the three months ended September 30, 2013, we recorded a gain of $3 million, primarily related to a $4 million gain realized on the sale of a non-core asset.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax Expense	$54	$64	$(10)	(15.6)%

The decrease in income tax expense for the three months ended September 30, 2014, compared to the same period in 2013, was primarily due to a $20 million decrease related to lower pretax income, partially offset by a $5 million increase related to an overall higher effective tax rate and a $5 million tax benefit recognized in the third quarter of 2013 associated with a previous disposition.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended September 30, 2014 and 2013. The results for the three months ended September 30, 2014 and 2013 represent results for 37 owned, leased and consolidated joint venture hotels (excluding five hotels sold or closed, two leased hotels converted to managed or franchised, and five hotels undergoing significant repositionings or without comparable results in 2014 and 2013).

	Three Months Ended September 30,		Variance
	2014	2013
Worldwide (37 hotels with approximately 12,900 rooms)
REVPAR (1)	$181.76	$168.71	7.7%
ADR	$236.85	$227.68	4.0%
Occupancy	76.7%	74.1%	2.6

Americas (20 hotels with approximately 9,300 rooms)
REVPAR (1)	$133.99	$124.98	7.2%
ADR	$182.06	$176.99	2.9%
Occupancy	73.6%	70.6%	3.0

EAME (13 hotels with approximately 2,300 rooms)
REVPAR (1)	$363.95	$332.78	9.4%
ADR	$432.57	$406.56	6.4%
Occupancy	84.1%	81.9%	2.2

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR (1)	$196.50	$189.59	3.6%
ADR	$228.03	$221.59	2.9%
Occupancy	86.2%	85.6%	0.6

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended September 30, 2014 and 2013. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended September 30,		Variance
	2014	2013
Worldwide (1,044 hotels with approximately 307,000 rooms)
REVPAR (1)	$129.09	$120.13	7.5%
ADR	$177.15	$171.26	3.4%
Occupancy	72.9%	70.1%	2.8

Americas (605 hotels with approximately 177,500 rooms)
REVPAR (1)	$130.10	$119.77	8.6%
ADR	$170.45	$162.08	5.2%
Occupancy	76.3%	73.9%	2.4

EAME (207 hotels with approximately 52,300 rooms)
REVPAR (1)	$164.78	$153.39	7.4%
ADR	$235.38	$230.18	2.3%
Occupancy	70.0%	66.6%	3.4

Asia Pacific (232 hotels with approximately 77,200 rooms)
REVPAR (1)	$102.60	$98.41	4.3%
ADR	$153.40	$154.04	(0.4)%
Occupancy	66.9%	63.9%	3.0

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$372	$366	$6	1.6%
EAME	162	175	(13)	(7.4)%
Asia Pacific	92	87	5	5.7%
Vacation ownership and residential	157	197	(40)	(20.3)%

Total segment revenues	$783	$825	$(42)	(5.1)%

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$156	$141	$15	10.6%
EAME	65	70	(5)	(7.1)%
Asia Pacific	54	54	—	—
Vacation ownership and residential	37	57	(20)	(35.1)%

Total segment earnings	$312	$322	$(10)	(3.1)%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring and other special charges (credits), loss on early extinguishment of debt, net and gains (losses) on asset dispositions and impairments. Residential revenues generated at hotel properties are recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 16 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues increased $6 million in the three months ended September 30, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to an $8 million increase in management fees, franchise fees and other income, partially offset by a $1 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a $1 million decrease in residential revenues.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from four owned hotels that were sold in 2014 or 2013. These sold hotels had no revenues in the three months ended September 30, 2014 compared to $25 million for the corresponding period in 2013. Lost revenues from sold hotels were offset by a $15 million increase in revenues from five owned hotels without comparable results in 2014 and 2013 and a $9 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 7.2% to $133.99 for the three months ended September 30, 2014 compared to the corresponding period in 2013.

The increase in management fees, franchise fees and other income for the three months ended September 30, 2014, compared to the same period in 2013, was due to the net addition of 15 managed or franchised hotels since September 30, 2013 and an 8.6% increase in Same-Store Systemwide REVPAR compared to the same period in 2013. As of September 30, 2014, the Americas segment had 165 managed properties and 477 franchised properties with approximately 182,400 rooms.

Segment earnings increased $15 million in the three months ended September 30, 2014, compared to the corresponding period in 2013, primarily due to the increase in management fees, franchise fees and other income discussed above, and a $6 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels.

EAME

Segment revenues decreased $13 million in the three months ended September 30, 2014, compared to the corresponding period in 2013. The decrease in revenues was primarily related to an $8 million decrease in management fees, franchise fees and other income and a $4 million decrease in revenues from our owned, leased and consolidated joint venture hotels, compared to the corresponding period in 2013.

The decrease in management fees, franchise fees and other income was primarily due to the inclusion, in 2013, of a significant termination fee associated with one hotel that exited the system. As of September 30, 2014, the EAME segment had 189 managed properties and 45 franchised properties with approximately 60,200 rooms.

The $4 million decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $12 million decrease in revenues from one leased hotel that closed in the third quarter of 2014 and two leased hotels that were converted to managed or franchised during 2014. This decrease was partially offset by a $9 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 9.4% to $363.95 for the three months ended September 30, 2014 compared to the corresponding period in 2013.

Segment earnings decreased $5 million in the three months ended September 30, 2014, compared to the corresponding period in 2013, primarily due to the decrease in revenues discussed above, partially offset by a $3 million decrease in division overhead expenses.

Asia Pacific

Segment revenues increased $5 million in the three months ended September 30, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $4 million increase in management fees, franchise fees and other income due to the net addition of 26 managed or franchised hotels since September 30, 2013 and an increase in Same-Store Systemwide REVPAR of 4.3% to $102.60 for the three months ended September 30, 2014 compared to the corresponding period in 2013. As of September 30, 2014, the Asia Pacific segment had 223 managed properties and 51 franchised properties with approximately 87,500 rooms.

Segment earnings remained flat in the three months ended September 30, 2014, compared to the corresponding period in 2013, as the increase in management fees, franchise fees and other income discussed above, was offset by a $4 million increase in division overhead expenses.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue decreased $40 million to $157 million for the three months ended September 30, 2014 compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour in 2014 as this project is now sold out. Segment earnings decreased $20 million in the three months ended September 30, 2014, compared to the corresponding period in 2013, primarily driven by the decrease in operating income from sales at Bal Harbour.

Revenues and expenses recognized at Bal Harbour for the three months ended September 30, 2014, with comparative data for the same period in 2013, were as follows (in millions, except for units closed):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions, except unit data)
Residential sales revenues	$—	$40	$(40)	(100.0)%
Residential expenses	—	21	(21)	(100.0)%

Operating income	$—	$19	$(19)	(100.0)%

Operating income margin	n/m	47.5%		(47.5)%

Units closed	—	12	(12)	(100.0)%

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Consolidated Results

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,171	$1,196	$(25)	(2.1)%
Management Fees, Franchise Fees and Other Income	763	700	63	9.0%
Vacation Ownership and Residential Sales and Services	504	748	(244)	(32.6)%
Other Revenues from Managed and Franchised Properties	2,052	1,965	87	4.4%

Total Revenues	$4,490	$4,609	$(119)	(2.6)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from nine owned hotels that were sold or closed and two leased hotels converted to a managed or franchised hotel in 2014 or 2013. These sold, closed or converted hotels had revenues of $31 million in the nine months ended September 30, 2014 compared to $133 million for the corresponding period in 2013. Revenues at our Same-Store Owned Hotels (35 hotels for the nine months ended September 30, 2014 and 2013, excluding the nine hotels sold or closed, two converted to managed or franchised, and seven additional hotels undergoing significant repositionings or without comparable results in 2014 and 2013) increased 4.3%, or $37 million, to $896 million for the nine months ended September 30, 2014 compared to $859 million in the corresponding period of 2013. The seven hotels undergoing significant repositionings or without comparable results had revenues of $224 million in the nine months ended September 30, 2014 compared to $184 million for the corresponding period in 2013. As of September 30, 2014, the significant renovations at six of these hotels were substantially complete, as they were open and available to operate their guestrooms at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels increased 5.7% to $168.02 for the nine months ended September 30, 2014 compared to the corresponding period in 2013. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 3.7% in ADR to $228.39 for the nine months ended September 30, 2014 compared to $220.30 for the corresponding period in 2013 and an increase in occupancy rates to 73.6% for the nine months ended September 30, 2014, compared to 72.2% in the corresponding period in 2013. Growth in REVPAR was particularly strong in the Southern and Western parts of the United States, Mexico and Italy. Also, our owned hotel in Rio de Janeiro benefited from the FIFA World Cup.

The increase in management fees, franchise fees and other income was primarily a result of a $62 million increase in management and franchise revenues to $745 million for the nine months ended September 30, 2014 compared to $683 million for the corresponding period in 2013. Management fees increased 6.8% to $424 million and franchise fees increased 11.2% to $178 million. These increases were primarily due to the net addition of 43 managed or franchised hotels to our system since September 30, 2013 and a 5.7% increase in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2013. For the nine months ended September 30, 2014, other management and franchise revenues included approximately $25 million of fees associated with the termination of certain management and franchise contracts compared to $14 million for the same period in 2013. As of September 30, 2014, we had 577 managed properties and 573 franchised properties with approximately 330,200 rooms.

Total vacation ownership and residential services revenue decreased $244 million to $504 million for the nine months ended September 30, 2014, compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour in 2014, as this project is now sold out. During the nine months ended September 30, 2014, we closed sales of four units and realized revenues of $20 million, compared to closing sales of 72 units and revenues of $243 million for the nine months ended September 30, 2013.

Vacation ownership revenues for the nine months ended September 30, 2014 decreased $17 million, or 3.4%, to $476 million, compared to the corresponding period in 2013, primarily due to an increase in revenues deferred under the percentage of completion method of $14 million and an increase in our loan loss reserve of $8 million due to the favorable adjustments recorded during the nine months ended September 30, 2013 due to a one-time enhancement to our static pool methodology. This is partially offset by an increase in resort and other revenues. Originated contract sales of vacation ownership intervals decreased 0.4% in the nine months ended September 30, 2014, compared to the corresponding period in 2013, primarily due to a 1.2% decrease in the number of contracts signed, partially offset by a 0.8% increase in the average price per vacation ownership unit sold to approximately $15,100.

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

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$293	$278	$15	5.4%

During the nine months ended September 30, 2014, selling, general, administrative and other expenses increased 5.4% to $293 million compared to $278 million in the corresponding period of 2013 primarily due to an increase of $7 million in our funding of certain loyalty and technology development costs, a $3 million decrease in favorable benefits from certain government incentives received in connection with the relocation of our corporate headquarters and the increase in costs commensurate with our growth.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$(3)	$(23)	$20	87.0%

During the nine months ended September 30, 2014, we reversed a $3 million reserve related to a note receivable, associated with a previous disposition, which is now deemed to be collectible. During the nine months ended September 30, 2013, we recorded a favorable adjustment of approximately $22 million related to judgment and settlement, interest costs, legal fees and expenses in regards to a long standing litigation.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$210	$195	$15	7.7%

The increase in depreciation and amortization expense for the nine months ended September 30, 2014, compared to the corresponding period of 2013, was primarily due to additional depreciation related to the completion of certain hotel renovations, the new capital lease asset for our corporate headquarters, and information technology capital expenditures in 2014 and the latter half of 2013, partially offset by decreased depreciation expense related to sold hotels.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$641	$725	$(84)	(11.6)%

The decrease in operating income for the nine months ended September 30, 2014, compared to the corresponding period of 2013, was primarily due to a $96 million decrease in operations (revenues less expenses) from residential sales at Bal Harbour, an unfavorable variance in other special charges (credits), net of $20 million, a decrease in operations (revenues less expenses) from our vacation ownership and residential sales, excluding Bal Harbour, of $19 million, an increase in selling, general, administrative and other expenses of $15 million, and a $15 million increase in depreciation and amortization, partially offset by a $63 million increase in management fees, franchise fees and other income, and an $18 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$21	$17	$4	23.5%

Equity earnings and gains from unconsolidated joint ventures, net increased $4 million for the nine months ended September 30, 2014, compared to the corresponding period in 2013, primarily due to a $4 million impairment charge in 2013 associated with a hotel in which we own a noncontrolling joint venture interest.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$73	$77	$(4)	(5.2)%

Net interest expense decreased $4 million for the nine months ended September 30, 2014, compared to the same period of 2013, primarily due to a lower average securitized vacation ownership debt balance, partially offset by an increase in our debt balance associated with borrowings to fund the significant increase in our share repurchase program, including the issuance of $650 million of senior notes during the third quarter of 2014 (see Note 7).

Our weighted average interest rate was approximately 4.81% at September 30, 2014 compared to 5.61% at September 30, 2013.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, net	$1	$—	$1	n/m

During the nine months ended September 30, 2013, we recorded a loss of $1 million related to the write-off of certain deferred financing costs associated with the amendment of our Revolving Credit Facility (see Note 7).

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(55)	$(5)	$(50)	n/m

During the nine months ended September 30, 2014, we, recorded a loss of $55 million, primarily due to a $21 million loss associated with the conversion of a leased hotel to a managed hotel, a $13 million impairment charge on one owned hotel, whose book value exceeded its fair value, a loss of $7 million associated with the termination of our leasehold interest in a hotel which was converted to a franchised hotel, a $7 million impairment associated with one of our foreign unconsolidated joint ventures and a loss of $6 million related to the sale of an owned hotel, which was sold subject to a long-term franchise agreement (see Note 4).

During the nine months ended September 30, 2013, we recorded a loss of $5 million, primarily related to losses of $8 million, net, on the sales of three owned hotels, two of which were sold subject to long-term franchise agreements and one of which was sold subject to a long-term management agreement, partially offset by a $4 million gain realized on the sale of a non-core asset (see Note 4).

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax Expense	$135	$223	$(88)	(39.5)%

The decrease in income tax expense for the nine months ended September 30, 2014, compared to the same period in 2013, was primarily due to a $40 million decrease related to lower pretax income, partially offset by a $4 million increase related to an overall higher effective tax rate and a $52 million tax benefit related to the favorable resolution of a previously unrecognized tax benefit (see Note 12).

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations, Net	$1	$70	$(69)	(98.6)%

During the nine months ended September 30, 2013, we recorded a tax benefit of $70 million as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during the first quarter of 2013 (see Note 12).

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the nine months ended September 30, 2014 and 2013. The results for the nine months ended September 30, 2014 and 2013 represent results for 35 owned, leased and consolidated joint venture hotels (excluding nine hotels sold or closed, two leased hotels converted to managed or franchised, and seven hotels undergoing significant repositionings or without comparable results in 2014 and 2013).

	Nine Months Ended September 30,		Variance
	2014	2013
Worldwide (35 hotels with approximately 12,600 rooms)
REVPAR (1)	$168.02	$159.03	5.7%
ADR	$228.39	$220.30	3.7%
Occupancy	73.6%	72.2%	1.4

Americas (20 hotels with approximately 9,300 rooms)
REVPAR (1)	$135.95	$130.04	4.5%
ADR	$189.26	$183.52	3.1%
Occupancy	71.8%	70.9%	0.9

EAME (11 hotels with approximately 2,000 rooms)
REVPAR (1)	$301.46	$276.20	9.1%
ADR	$397.15	$369.03	7.6%
Occupancy	75.9%	74.8%	1.1

Asia Pacific (4 hotels with approximately 1,300 rooms)
REVPAR (1)	$183.21	$179.09	2.3%
ADR	$222.09	$230.72	(3.7)%
Occupancy	82.5%	77.6%	4.9

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the nine months ended September 30, 2014 and 2013. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Nine Months Ended September 30,		Variance
	2014	2013
Worldwide (985 hotels with approximately 292,700 rooms)
REVPAR (1)	$124.50	$117.80	5.7%
ADR	$176.45	$172.33	2.4%
Occupancy	70.6%	68.4%	2.2

Americas (568 hotels with approximately 168,400 rooms)
REVPAR (1)	$127.94	$120.01	6.6%
ADR	$172.26	$165.77	3.9%
Occupancy	74.3%	72.4%	1.9

EAME (197 hotels with approximately 50,400 rooms)
REVPAR (1)	$147.43	$140.10	5.2%
ADR	$220.63	$214.26	3.0%
Occupancy	66.8%	65.4%	1.4

Asia Pacific (220 hotels with approximately 73,900 rooms)
REVPAR (1)	$101.27	$97.69	3.7%
ADR	$156.73	$159.90	(2.0)%
Occupancy	64.6%	61.1%	3.5

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$1,159	$1,143	$16	1.4%
EAME	453	459	(6)	(1.3)%
Asia Pacific	257	244	13	5.3%
Vacation ownership and residential	497	736	(239)	(32.5)%

Total segment revenues	$2,366	$2,582	$(216)	(8.4)%

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$512	$449	$63	14.0%
EAME	158	161	(3)	(1.9)%
Asia Pacific	159	151	8	5.3%
Vacation ownership and residential	125	235	(110)	(46.8)%

Total segment earnings	$954	$996	$(42)	(4.2)%

The Americas

Segment revenues increased $16 million in the nine months ended September 30, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $49 million increase in management fees, franchise fees and other income, partially offset by a $27 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a $5 million decrease in residential revenues.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from eight owned hotels that were sold in 2014 or 2013. These sold hotels had $8 million in revenues in the nine months ended September 30, 2014 compared to $92 million for the corresponding period in 2013. Lost revenues from sold hotels were offset by a $37 million increase in revenues from five owned hotels without comparable results in 2014 and 2013 and a $19 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 4.5% to $135.95 for the nine months ended September 30, 2014 compared to the corresponding period in 2013.

The increase in management fees, franchise fees and other income for the nine months ended September 30, 2014, compared to the same period in 2013, was due to the continued growth of our fees business along with an increase in termination fees. During the nine months ended September 30, 2014, we received termination fees of approximately $25 million associated with the termination of certain management and franchise contracts, compared to $2 million for the same period in 2013. Additionally, the increase in management fees, franchise fees and other income was due to the net addition of 15 managed or franchised hotels since September 30, 2013 and a 6.6% increase in Same-Store Systemwide REVPAR compared to the same period in 2013.

Segment earnings increased $63 million in the nine months ended September 30, 2014, compared to the corresponding period in 2013, primarily due to the increase in management fees, franchise fees and other income discussed above, a $15 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, and an increase of $6 million in unconsolidated joint venture earnings, partially offset by a $5 million decrease in residential revenues.

EAME

Segment revenues decreased $6 million in the nine months ended September 30, 2014, compared to the corresponding period in 2013. The decrease in revenues was primarily related to an $8 million decrease in management fees, franchise fees and other income, partially offset by an increase of $4 million in revenues from our owned, leased and consolidated joint venture hotels, compared to the corresponding period in 2013.

The decrease in management fees, franchise fees and other income was primarily due to the inclusion, in 2013, of a significant termination fee associated with one hotel that exited the system.

The $4 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $18 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 9.1% to $301.46 for the nine months ended September 30, 2014 compared to the corresponding period in 2013 and a $3 million increase in revenues from two owned hotels without comparable results in 2014 and 2013. These increases were partially offset by an $18 million decrease in revenues from one leased hotel that closed and two leased hotels that were converted to managed or franchised during the nine months ended September 30, 2014.

Segment earnings decreased $3 million in the nine months ended September 30, 2014, compared to the corresponding period in 2013, primarily due to the decrease in management fees, franchise fees and other income, partially offset by the increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels.

Asia Pacific

Segment revenues increased $13 million in the nine months ended September 30, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $13 million increase in management fees, franchise fees and other income due to the net addition of 26 managed or franchised hotels since September 30, 2013 and an increase in Same-Store Systemwide REVPAR of 3.7% to $101.27 for the nine months ended September 30, 2014 compared to the corresponding period in 2013. The increase in REVPAR was negatively impacted by the unfavorable impact of foreign currency exchange during the nine months ended September 30, 2014, compared to the corresponding period in 2013.

Segment earnings increased $8 million in the nine months ended September 30, 2014, compared to the corresponding period in 2013, primarily driven by the increase in management fees, franchise fees and other income discussed above, partially offset by $5 million increase in division overhead expenses.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue decreased $239 million to $497 million for the nine months ended September 30, 2014 compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour in 2014 as this project is now sold out, as well as an increase in revenues deferred under the percentage of completion method. Segment earnings decreased $110 million in the nine months ended September 30, 2014, compared to the corresponding period in 2013, primarily driven by the decrease in operating income from sales at Bal Harbour, an increase in income deferred under the percentage of completion method and an increase for certain remediation costs at one of our projects which is substantially sold out.

Revenues and expenses recognized at Bal Harbour for the nine months ended September 30, 2014, with comparative data for the same period in 2013, were as follows (in millions, except for units closed):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions, except unit data)
Residential sales revenues	$20	$243	$(223)	(91.8)%
Residential expenses	9	136	(127)	(93.4)%

Operating income	$11	$107	$(96)	(89.7)%

Operating income margin	55.0%	44.0%		11.0%

Units closed	4	72	(68)	(94.4)%

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and resorts and sales of VOIs and residential units. Cash flow from operations decreased to $677 million for the nine months ended September 30, 2014, compared to $855 million for the nine months ended September 30, 2013, primarily due to a decrease in residential closings at Bal Harbour and certain other changes in working capital, partially offset by an increase in management fees, franchise fees and other income and operations at our owned, leased and consolidated joint venture hotels. Other sources of cash are distributions from joint ventures, servicing of financial assets and interest income. We use cash principally to fund our operating expenses, dividend payments, share repurchases, interest payments on debt, capital expenditures, and property and income taxes. We believe that our cash from operations and our existing borrowing availability together with capacity for additional borrowings will be adequate to meet all funding requirements for our operating expenses, dividend payments, share repurchases, principal and interest payments on debt, capital expenditures, and property and income taxes.

The ratio of our current assets to current liabilities was 0.91 and 1.04 as of September 30, 2014 and December 31, 2013, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels, in the same jurisdictions, on a daily basis and fund payables as needed through cash on hand or by drawing down on our existing revolving credit facility.

The majority of our restricted cash balance as of September 30, 2014 relates to cash payments received from buyers of vacation ownership units under construction which are held in escrow prior to obtaining a certificate of occupancy. Additionally, state and local regulations governing sales of VOIs and residential properties allow the purchaser of such a VOI or property to rescind the sale subsequent to its completion for a pre-specified number of days. We classify the cash received as restricted cash until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. Restricted cash also includes cash held by our VIEs from our securitization transactions (see Note 8). At September 30, 2014 and December 31, 2013, we had short-term restricted cash balances of $60 million and $134 million, respectively. During the nine months ended September 30, 2014, the decrease in our restricted cash balance resulted from the release of our restricted cash balances used as collateral on our letters of credit.

Cash Used for Investing Activities

Gross capital spending during the nine months ended September 30, 2014 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$35
Corporate and information technology	98

Subtotal	133

VOI and Residential Capital Expenditures:
Net capital expenditures for inventory (2)	(10)
Development Capital	125

Total Capital Expenditures	$248

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $38 million less cost of sales, excluding residential, of $48 million.

Gross capital spending during the nine months ended September 30, 2014 included approximately $133 million of maintenance capital and $125 million of development capital. Investment spending on gross VOI and residential inventory was $38 million, primarily at the Westin St. John in the U.S. Virgin Islands, the Westin Desert Willow in Palm Desert, California, the Westin Ka’anapali Ocean Resort in Maui, Hawaii, and the Sheraton Vistana Resort in Orlando, Florida. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets in which we operate. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2014 (excluding vacation ownership and residential inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2014, we currently expect to spend approximately $200 million for investment projects, various joint ventures and other investments.

In order to secure management or franchise agreements, we have made loans to third-party owners, made non-controlling investments in joint ventures and provided certain guarantees and indemnifications. See Note 17 of the consolidated financial statements for our discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications we are obligated under, and investments in hotels and joint ventures.

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

Since 2006 and through September 30, 2014, we have sold 81 hotels realizing cash proceeds of approximately $6.5 billion in numerous transactions, including net cash proceeds of approximately $223 million from the sale of two hotels during the nine months ended September 30, 2014 (see Note 4). To date, where we have sold hotels, we typically have not provided significant seller financing or other financial assistance to buyers.

There can be no assurance that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

In 2014, we announced our intention to pay regular quarterly dividends and to return approximately $500 million in the form of a special dividend in connection with cash realized from the completion of The St. Regis Bal Harbour residential project and sale of the hotel. Accordingly, during the nine months ended September 30, 2014, we paid three regular quarterly dividends totaling $1.05 per share and special dividends totaling $1.95 per share. We also expect to pay the regular quarterly dividend of $0.35 per share and the additional special dividend of $0.65 per share for the fourth quarter in 2014. The total dividends paid in the nine months ended September 30, 2014 were approximately $560 million (see Note 13).

In the third quarter of 2014, our Board of Directors authorized a $1.1 billion increase to the share repurchase program. During the nine months ended September 30, 2014, we repurchased 12.5 million common shares at a weighted average price of $81.90 for a total cost of approximately $1,027 million. As of September 30, 2014, $688 million remained available under the share repurchase authorization approved by our Board of Directors (see Note 13).

The following is a summary of our debt portfolio excluding securitized vacation ownership debt and capital leases as of September 30, 2014:

	Amount Outstanding at September 30, 2014 (a)	Weighted Average Interest Rate at September 30, 2014	Weighted Average Remaining Term
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit	$6	11.91%	5.4
Commercial paper	106	0.30%	5.4
Mortgages and Other	37	4.15%	2.2
Interest Rate Swaps	250	5.20%	4.2

Total/Average	$399	3.90%	4.4

Fixed Rate Debt
Senior Notes	$1,859	5.30%	8.2
Mortgages and Other	3	0.89%	11.2
Interest Rate Swaps	(250)	6.91%	4.2

Total/Average	$1,612	5.04%	8.8

Total Debt
Total Debt and Weighted Average Terms	$2,011	4.81%	7.9

(a)	Excludes approximately $212 million of our share of unconsolidated joint venture debt, $155 million of capital lease obligations, and securitized vacation ownership debt of $272 million, all of which is non-recourse.

In the third quarter of 2014, we established a Commercial Paper Program (Commercial Paper), which gives us the ability to issue up to $1.75 billion of short-term unsecured notes. Our Commercial Paper program does not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand. We reserve unused capacity under our $1.75 billion Revolving Credit Facility (the Facility) to repay outstanding Commercial Paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We do not expect fluctuations in the demand for commercial paper to affect our liquidity, given our borrowing capacity under the Facility.

In the third quarter of 2014, we also completed a public offering of $350 million in aggregate principal amount of Senior Notes due 2025 (the 2025 Notes) and $300 million in aggregate principal amount of Senior Notes due 2034 (the 2034 Notes). The 2025 Notes bear interest at a fixed rate of 3.75% per annum and mature on March 15, 2025. The 2034 Notes bear interest at a fixed rate of 4.5% per annum and mature on October 1, 2034. We will pay interest on the 2025 Notes on March 15 and September 15 each year until maturity, beginning on March 15, 2015. We will pay interest on the 2034 Notes on April 1 and October 1 each year until maturity, beginning on April 1, 2015. We intend to use the net proceeds for general corporate purposes, which may include the repayment of commercial paper, repurchases of common stock or the payment of previously announced regular and special dividends to our stockholders.

In the third quarter of 2014, we entered into the Fourth Amendment of the Facility. The amendment extended the maturity of the Facility by two years to February 2020. We paid fees of approximately $2 million in connection with this amendment and capitalized these costs as deferred financing costs. Additionally, in connection with this amendment, we recorded a net charge of approximately $1 million in the loss on early extinguishment of debt, net line item to write-off certain existing deferred financings costs.

We have evaluated the commitments of each of the lenders in the Facility, and we have reviewed our debt covenants. We do not anticipate any issues regarding the availability of funds under the Facility. The cost of borrowing of the Facility is determined by a combination of our leverage ratios and credit ratings. Changes in our credit ratings may result in changes in our borrowing costs. Downgrades in our credit ratings would likely increase the relative costs of borrowing and reduce our ability to issue-long-term debt, whereas upgrades would likely reduce costs and increase our ability to issue long-term debt. A credit rating is not a recommendation to buy, sell or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

Our Facility is used to fund general corporate cash needs. As of September 30, 2014, we have availability of approximately $1.64 billion under the Facility. The Facility allows for multi-currency borrowing and, when drawn upon, has an applicable margin, inclusive of the commitment fee, of 1.20%, plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage covenants.

During the nine months ended September 30, 2014, we entered into a master lease arrangement to lease the entire buildings and land where we are headquartered in Stamford, Connecticut. The term of this lease is 20 years, with two five-year extensions at our option. We have fixed annual payments of approximately $10 million, which escalate at 3% per year. As a result of this transaction, we recorded a capital lease obligation of approximately $153 million with an interest rate of 5.82% (see Note 7).

Our debt and net debt for our portfolio and non-recourse securitized debt period-over-period is as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Gross Unsecuritized Debt	$2,166	$1,267
less: cash (including restricted cash of $52 million in 2014 and $123 million in 2013)	(506)	(739)

Net Unsecuritized Debt	$1,660	$528

Gross Securitized Debt (non-recourse)	$272	$355
less: cash restricted for securitized debt repayments (not included above)	(12)	(14)

Net Securitized Debt	$260	$341

Total Net Debt	$1,920	$869

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, and our capacity for additional borrowings will be adequate to meet anticipated requirements for share repurchases, dividend payments, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. Approximately $477 million, included in our cash balance above, resides in foreign countries and could be subject to income taxes if we repatriated these amounts. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved, or that we will be able to complete dispositions on commercially reasonable terms or at all.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell additional assets at lower than preferred amounts, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing at unfavorable rates. Our ability to make scheduled principal payments, to pay interest on, or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation ownership industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

We had the following commercial commitments outstanding as of September 30, 2014 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$81	$77	$—	$—	$4

CRITICAL ACCOUNTING POLICIES

Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Those estimates and assumptions that we believe are critical and require the use of complex judgment in their application are included in our 2013 Form 10-K. Since the date of our 2013 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them, with the exception of our accounting policy related to discontinued operations.

On July 1, 2014, on a prospective basis we adopted Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” In accordance with this topic, we will record the operations of properties sold or held for sale prior to the sale date in discontinued operations only if the disposal represents a strategic shift that will have a major effect on our operations and financial results.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are, or may become, subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At September 30, 2014, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 to July 31, 2014	495,856	$81.54	495,856	$404
August 1 to August 31, 2014 (a)	5,980,516	$81.81	5,980,516	$1,015
September 1 to September 30, 2014	3,901,132	$83.88	3,901,132	$688

Total	10,377,504	$82.57	10,377,504

(a)	In August 2014, our Board of Directors authorized a $1.1 billion increase to the share repurchase program.

Item 6.	Exhibits.

4.1	Supplemental Indenture No. 2, dated as of September 15, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2014).

4.2	Form of 3.750% Senior Notes due 2025 (included in Exhibit 4.1)

4.3	Form of 4.500% Senior Notes due 2034 (included in Exhibit 4.1)

10.1	Employment Agreement, dated August 18, 2014, between the Company and Thomas B. Mangas (including the Non-Compete, Non-Solicitation, Confidentiality and Intellectual Property Agreement between the Company and Thomas B. Mangas) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2014).*
10.2	Severance Agreement, dated August 18, 2014, between the Company and Thomas B. Mangas (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2014).*
10.3	Form of Restricted Stock Award Retention Agreement Pursuant to the Starwood Hotels & Resorts Worldwide, Inc. 2013 Long-Term Incentive Compensation Plan*+
10.4	Third Amendment to Credit Agreement, dated as of July 29, 2014, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other persons party thereto.+
10.5	Fourth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other persons party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2014).
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer+
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer+
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer+
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer+
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

+	Filed herewith.
*	Indicates management contract or compensatory plan or arrangement

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

Date: October 29, 2014