Form 10-K
period 2014-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2015-02-25
CIK 316206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sales price as quoted on the New York Stock Exchange was approximately $15.7 billion.

As of February 20, 2015, the registrant had 171,692,071 shares of common stock outstanding.

Documents Incorporated by Reference:

Document	Where Incorporated
Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

This Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the Corporation). Unless the context otherwise requires, all references to “we,” “us,” “our,” “Starwood,” or the “Company” refer to the Corporation and include those entities owned or controlled by the Corporation.

PART I

Forward-Looking Statements

This Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact, including statements regarding the intent, belief or current expectations of Starwood, its directors or its officers with respect to the matters discussed in this Annual Report. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Such forward-looking statements appear in several places in this Annual Report, including, without limitation, Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and labor unions, our ability to consummate the spin-off of our vacation ownership business or realize the anticipated benefits of such transaction and the other risks and uncertainties disclosed under Item 1A. Risk Factors. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, Starwood undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

Item 1.	Business

General

We are one of the largest hotel and leisure companies in the world, with 1,222 properties providing approximately 354,200 rooms in approximately 100 countries and 180,400 employees under our management at our owned and managed properties, vacation ownership resorts and corporate offices. We conduct our hotel and leisure business both directly and through our subsidiaries. We also own Starwood Vacation Ownership, Inc., a premier provider of world-class vacation experiences through villa-style resorts and privileged access to Starwood brands. On February 10, 2015, we announced plans to spin-off our vacation ownership business to stockholders as a separate, publicly traded company. The transaction, which is expected to be tax-free to stockholders, will be effected through a pro rata distribution of the new entity’s stock to existing Starwood stockholders. Please see Note 27, Subsequent Event, of the Notes to our Financial Statements for additional information.

The Starwood Preferred Guest (SPG) program is our award-winning proprietary frequent traveler, customer loyalty, and multi-brand marketing program that encourages our members to concentrate their stays within Starwood’s nine brands and to try new hotels in the Starwood family, allowing members to earn and redeem points for room stays, room upgrades and airline flights, with no blackout dates. Since its introduction in 1999, the SPG program has been one of the most innovative and rewarding loyalty program in the hospitality industry. In 2014, SPG members purchased over 50% of our room nights. In 2014, SPG expanded its loyalty program even further to include business-to-business customers by introducing SPG Pro. SPG Pro rewards customers who book their guests and events at Starwood hotels, encouraging even more business for each of our brands.

Our revenue and earnings are derived primarily from hotel operations, which include management fees and other fees earned from hotels we manage pursuant to management contracts, the receipt of franchise fees and other fees pursuant to franchise agreements and the operation of our owned hotels. We consider our hotels and resorts, including vacation ownership resorts, generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence attributable to age, condition of facilities and style may adversely affect our hotels and resorts, we and the third-party owners of the managed and franchised hotels expend substantial funds to renovate and maintain our facilities in order to remain competitive. For further information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report.

Our hotel business is largely focused on the global operation of hotels and resorts primarily in the luxury and upper upscale segments of the lodging industry. We seek to acquire management or franchise rights with respect to, or interests in, properties in these segments. At December 31, 2014, our hotel business included 1,207 owned, managed or franchised hotels with approximately 346,600 rooms, comprising 36 hotels that we own or lease or in which we have a majority equity interest, 583 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 588 hotels for which we receive franchise fees. Additionally, our vacation ownership and residential business included 15 stand-alone vacation ownership resorts and residential properties at December 31, 2014. All brands (other than the Four Points by Sheraton, the Aloft and Element brands) represent full-service properties that range in amenities from luxury hotels to more moderately priced hotels. Our Four Points by Sheraton, Aloft and Element brands are mostly select-service properties that cater to more value-oriented consumers.

Our operations are in geographically diverse locations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2014:

	Number of Properties	Rooms
Managed and unconsolidated joint venture hotels	583	193,900
Franchised hotels	588	139,200
Owned hotels (a)	36	13,500
Vacation ownership resorts and stand-alone properties	15	7,600

Total properties	1,222	354,200

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of Properties	Rooms
North America (and Caribbean)	601	182,100
Latin America (and Mexico)	84	18,000
Americas	685	200,100
Europe	163	38,400
Africa and the Middle East	86	24,000
Europe, Africa and the Middle East	249	62,400
Greater China	146	53,200
Rest of Asia	142	38,500
Asia Pacific	288	91,700

Total properties	1,222	354,200

We manage and operate our hotel business in three separate hotel segments: (i) the Americas, (ii) Europe, Africa and the Middle East (EAME), and (iii) Asia Pacific. Our vacation ownership and residential business is a separate segment. Note 25 to the consolidated financial statements presents further information about our segments.

For a discussion of our revenues, profits, assets and reportable segments, see our consolidated financial statements of this Annual Report, including the notes thereto.

The Corporation was incorporated in 1980 under the laws of Maryland. Sheraton and Westin, Starwood’s largest brands, have been serving guests for more than 60 years. Starwood Vacation Ownership (including its predecessor, Vistana, Inc.) has been selling vacation ownership interests (VOIs) for more than 30 years.

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

Managed Hotels. We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide centralized reservation services, loyalty program services and coordinate national and international sales, advertising, marketing and other promotional services. We prepare and implement annual budgets for the hotels we manage and allocate property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2014, we managed 583 hotels with approximately 193,900 rooms worldwide.

During the year ended December 31, 2014, we generated management fees by geographic area as follows:

North America (and Caribbean) (a)	38.6%
Latin America (and Mexico)	3.7%
Americas	42.3%
Europe	13.4%
Africa and the Middle East	12.2%
Europe, Africa and the Middle East	25.6%
Greater China	19.0%
Rest of Asia	13.1%
Asia Pacific	32.1%

Total	100.0%

(a)	Management fees generated in the United States were 35.8% of total worldwide management fees.

Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, loyalty program, national and international advertising and sales and marketing. In our experience, owners seek hotel managers that can provide attractively priced base, incentive and marketing fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, some hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand, so as to align the interests of the owner and Starwood. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept or will retain a particular management contract. During the year ended December 31, 2014, we opened 40 managed hotels with approximately 9,500 rooms, and 14 managed hotels with approximately 4,300 rooms exited our system. In addition, during 2014, we signed management agreements for 98 hotels with approximately 22,700 rooms, a small portion of which opened in 2014 and the majority of which will open in the future.

Brand Franchising and Licensing. We franchise our Luxury Collection, Westin, Le Méridien, Sheraton, Four Points by Sheraton, Aloft and Element brands and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, loyalty program, national and international advertising and sales and marketing. We also review certain plans for the location and design of franchised hotels to conform to our brand standards. At December 31, 2014, there were 588 franchised properties with approximately 139,200 rooms.

During the year ended December 31, 2014, we generated franchise fees by geographic area as follows:

North America (and Caribbean) (a)	82.1%
Latin America (and Mexico)	3.7%
Americas	85.8%
Europe	6.6%
Africa and the Middle East	0.4%
Europe, Africa and the Middle East	7.0%
Greater China	1.8%
Rest of Asia	5.4%
Asia Pacific	7.2%

Total	100.0%

(a)	Franchise fees generated in the United States were 71.7% of total worldwide franchise fees.

In addition to the franchise contracts we retained in connection with the sale of hotels during the year ended December 31, 2014, we opened 34 franchised hotels with approximately 5,400 rooms, and 13 franchised hotels with approximately 2,600 rooms exited our system. In addition, during 2014 we signed franchise agreements for 77 hotels with approximately 12,000 rooms, a portion of which opened in 2014 and a portion of which will open in the future.

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

Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the years ending December 31, 2014, 2013 and 2012 were $1,541 million, $1,612 million and $1,698 million, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $776 million, $829 million and $956 million for 2014, 2013 and 2012, respectively).

During the years ended December 31, 2014 and 2013, we earned revenues at our owned and leased hotels by geographic area as follows (1):

	2014 Revenues	2013 Revenues
United States	39%	40%
Europe	27%	27%
Americas (Latin America & Canada) *	25%	23%
Asia Pacific	9%	10%

Total	100%	100%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

*	Includes U.S. territories

During the years ended December 31, 2014 and 2013, we invested approximately $166 million and $252 million, respectively, for capital expenditures at owned hotels.

As discussed above, we have implemented a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. Since 2006, we have sold 87 hotels realizing cash proceeds of approximately $7.1 billion in numerous transactions, including cash proceeds net of closing costs of approximately $784 million from the sale of eight hotels during the year ended December 31, 2014.

As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements, selling VOIs, and investing in real estate assets where there is a strategic rationale for doing so, which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global system, broad customer and owner base and other resources and by taking advantage of our scale to reduce costs. The implementation of our strategy and financial planning is impacted by the uncertainty relating to geopolitical and economic environments around the world and its consequent impact on travel.

Following the sale of a significant number of our hotels in the past few years, as of December 31, 2014, we own or lease 36 hotels as follows (not including vacation ownership properties):

U.S. Hotels:	Location	Rooms
The St. Regis, San Francisco	San Francisco, CA	260
The St. Regis, New York	New York, NY	238
The Phoenician, a Luxury Collection Resort, Scottsdale	Scottsdale, AZ	643
W New York – Times Square	New York, NY	509
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,073
The Westin Maui Resort & Spa, Ka’anapali	Maui, HI	759
Sheraton Kauai Resort	Koloa, HI	394
Sheraton Steamboat Resort	Steamboat Springs, CO	264
Element Denver Park Meadows	Denver, CO	123
The Tremont Chicago Hotel at Magnificent Mile	Chicago, IL	135

International Hotels:	Location	Rooms
The St. Regis, Osaka	Osaka, Japan	160
The St. Regis, Florence	Florence, Italy	100
Park Tower, Buenos Aires	Buenos Aires, Argentina	181
Hotel Alfonso XIII, Seville	Seville, Spain	151
Hotel Imperial, Vienna	Vienna, Austria	138
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	136
The Gritti Palace, Venice	Venice, Italy	82
Hotel Goldener Hirsch, Salzburg	Salzburg, Austria	70
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, UK	192
The Westin Resort & Spa, Cancun	Cancun, Mexico	379
The Westin Excelsior, Rome	Rome, Italy	316
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico	280
The Westin Denarau Island Resort	Nadi, Fiji	273
The Westin Resort & Spa, Los Cabos	Los Cabos, Mexico	243
The Westin Excelsior, Florence	Florence, Italy	171
Sheraton Centre Toronto Hotel	Toronto, Canada	1,371
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Maria Isabel Hotel & Towers	Mexico City, Mexico	755
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	740
Sheraton Rio Hotel & Resort	Rio de Janeiro, Brazil	539
Sheraton Gateway Hotel in Toronto International Airport	Toronto, Canada	474
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Fiji Resort	Nadi, Fiji	264
Sheraton Paris Airport Hotel & Conference Centre	Paris, France	252
Sheraton Diana Majestic Hotel, Milan	Milan, Italy	106

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

In late 2011, we completed the development of a wholly-owned residential project at the St. Regis Bal Harbour Resort in Miami, FL (Bal Harbour). During the year ended December 31, 2014, we closed sales of the last four units and this project is now sold out.

At December 31, 2014, we had 22 owned vacation ownership resorts in the United States, Mexico and the Bahamas, consisting of 14 stand-alone, seven mixed-use and one unconsolidated joint venture. At December 31, 2014, we were actively selling VOIs at 17 sites in our portfolio.

During 2014 and 2013, we invested approximately $84 million and $62 million, respectively, for vacation ownership and residential capital expenditures, including construction at the Westin St. John in St. John, U.S. Virgin Islands and the Westin Desert Willow in Palm Desert, CA.

As discussed earlier, on February 10, 2015, we announced plans to spin-off our vacation ownership business to stockholders as a separate, publicly traded company. Please see Note 27, Subsequent Event, of the Notes to our Financial Statements for additional information.

Our Brands

Through our brands, we are well represented in major markets around the world. The following table reflects our hotel properties, by brand, as of December 31, 2014:

(a)	Excludes one independent hotel, and 14 stand alone and one unconsolidated joint venture vacation ownership properties totaling 7,600 rooms.

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

Le Méridien® (luxury and upper upscale full-service hotels, resorts and residences) is a Paris-born global hotel brand, currently represented by close to 100 properties in over 40 countries worldwide. Le Méridien aims to target the creative and curious-minded traveler: an audience eager to experience something new in every destination and discover things with a new perspective. A curated approach towards culture, the arts, and cuisine unlocks the destination for Le Méridien guests in special and inspiring ways. Signature to the experience is Le Méridien Hub – the brand’s unique lobby concept where a café inspired atmosphere and high impact art, music, and food & beverage experiences set the scene for guests to socialize and exchange ideas in a curated environment, and our Unlock Art program offering free access to local cultural institutions. Le Méridien is more than a hotel, it’s your key to unlocking unique destinations around the globe.

Sheraton® (luxury and upper upscale full-service hotels, resorts and residences) is our largest brand serving the needs of business and leisure travelers worldwide. For over 75 years this iconic brand has welcomed guests, becoming a trusted friend to travelers and one of the world’s most recognized hotel brands. From being the first hotel brand to step into major international markets like China, to completely captivating entire destinations like Waikiki, Sheraton understands that travel is about bringing people together. Our social spaces define and differentiate Sheraton. The Link@SheratonSM is the heart of our lobby. Guests enjoy the upside of everything with Sheraton Club, designed with SPG members in mind. Sheraton Fitness by EXOS brings guests together as they train and eat healthy on the road. Sheraton transcends lifestyles, generations and geographies and will continue to welcome generation after generation of world travelers as The World’s Gathering Place.

Four Points® (select-service hotels) delights the smart traveler with what is needed on the road for greater comfort and productivity. All at the honest value our guests deserve, with perks they don’t expect. Our guests start their day feeling energized and finish up relaxed, by kicking back with one of our Best Brews (local craft beer, coffee). Four Points is Best For Business.

Aloft® (select-service hotels) opened its first hotel in 2008 and has rapidly expanded to 91 properties in 15 countries by the end of 2014. Designed for global travelers who love open spaces, open thinking and open expression, Aloft is where travel creates possibilities. An affordable alternative for the tech-savvy and confidently social, Aloft caters to the global traveler. With a vibrant social scene at W XYZ® bar, modern authentic design throughout and technology that keeps up with the next gen traveler, Aloft is: Different. By Design.

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

Our properties primarily compete with other hotels and resorts in their geographic markets, including facilities owned by local companies and facilities owned by national and international chains. Our principal competitors include other hotel operating companies, national and international hotel brands, and ownership companies (including hotel Real Estate Investment Trusts). While some of our competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners and sell VOIs, under a variety of brands that compete directly with our brands.

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

Environmental Matters

We are subject to certain requirements and potential liabilities under various foreign and U.S. federal, state and local environmental laws, ordinances and regulations (Environmental Laws). Under such laws, we could be held liable for the costs of removing or cleaning up hazardous or toxic substances at, on, under, or in our currently or formerly owned or operated properties. Such laws may impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws govern occupational exposure to asbestos-containing materials (ACMs) and require abatement or removal of certain ACMs (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of our hotels) in the event of damage or demolition, or certain renovations or remodeling. Environmental Laws also regulate polychlorinated biphenyls (PCBs), which may be present in electrical equipment. A number of our hotels have underground storage tanks (USTs) and equipment containing chlorofluorocarbons (CFCs); the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.

U.S. Congress and some U.S. states are considering or have undertaken actions to regulate and reduce greenhouse gas emissions and/or other natural resources. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, supply chain and water risk, could affect the operation of our hotels and/or result in significant additional expense and operating restrictions. The cost impact of such legislation, regulation, or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time.

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

Comparability of Owned Hotel Results

We continually update and renovate our owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact our owned hotel revenues and operating income. Other events, such as the occurrence of natural disasters, may cause a full or partial closure or sale of a hotel, and such events can negatively impact our revenues and operating income. Finally, as we pursue our strategy of reducing our investment in owned real estate assets, the sale of such assets can significantly reduce our revenues and operating income from owned, leased and consolidated joint venture hotels.

Employees

At December 31, 2014, approximately 180,400 people were employed at our corporate offices, owned and managed hotels and vacation ownership resorts, of which approximately 29% were employed in the United States. At December 31, 2014, approximately 23% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are satisfactory.

Where You Can Find More Information

We file an annual report on a Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if necessary, amendments to those reports, a proxy statement and other information with the Securities and Exchange Commission (SEC). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwoodhotels.com/corporate/investor_relations.html as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, NE, in Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at (800) SEC-0330 for further information. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling Investor Relations at (203) 351-3500.

Item 1A.	Risk Factors

Risks Relating to Our Business and Industry

We Are Subject to the Business, Financial and Operating Risks Common to the Hotel Business and Vacation Ownership and Residential Business, Any of Which Could Reduce Our Revenues and Limit Opportunities for Growth. Business, financial and operating risks common to the hotel business and vacation ownership and residential business include:

•	significant competition from hospitality providers in all parts of the world;

•	the costs and administrative burdens associated with complying with applicable laws and regulations in the U.S. and in all of the other countries in which we operate;

•	delays in or cancellations of planned or future development or refurbishment projects;

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

•	disputes with owners of properties may lead to the termination of our management or franchise agreements or result in litigation;

•	the availability and cost of capital to allow us and hotel owners and franchisees to fund construction and renovations;

•	the financial condition of third-party owners, developers, franchisees and joint venture partners; and

•	cyclical over-building in the hotel business and residential and vacation ownership business.

Macroeconomic and Other Factors Beyond Our Control Can Adversely Affect and Reduce Demand For Our Products and Services. Macroeconomic and other factors beyond our control that could adversely affect and reduce demand for our products and services include, but are not limited to:

•

changes in general economic conditions, including low consumer confidence, unemployment levels and the severity and duration of downturns in the United States, Europe, Asia and elsewhere across the world;

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

If We Are Unable to Maintain Existing Management and Franchise Agreements or Obtain New Agreements on as Favorable Terms, Our Operating Results May Be Adversely Affected. We are impacted by our relationships with hotel owners and franchisees. Our hotel management and franchise contracts are typically long-term arrangements but most allow the hotel owner to terminate the agreement in certain circumstances. With respect to management agreements, such instances may include our failure to meet certain financial or performance criteria, the bankruptcy of the hotel owner and, in certain cases, the sale of the property. A significant loss of agreements due to premature terminations could adversely affect our operating results.

Factors outside of our control could also have a significant negative impact on the financial condition and viability of our hotel property owners. Additionally, the nature of responsibilities under these management and franchise arrangements may give rise to disagreements with the property owners. The resolution of any disputes with property owners could be very expensive for us, even if the outcome is ultimately decided in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party. An adverse result in any of these proceedings could materially adversely affect our results of operations. Furthermore, specific to our industry, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, which means that property owners may assert the right to terminate agreements even where the agreements do not expressly provide for termination. In the event of any such termination, we may need to enforce our right to damages for breach of contract and related claims and incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected value of the fees and other amounts we would have otherwise collected under the management agreement. Consequently, our operating results would be adversely affected if we could not maintain existing management or franchise agreements or obtain new agreements on as favorable terms as the existing agreements.

The Global Economy Generally May Continue to Impact Our Financial Results and Growth. Consumer demand for our services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Weak economic conditions in Europe, Latin America and other parts of the world, potential disruptions in the U.S. economy, political instability and changes in government policies in some areas throughout the world, and the uncertainty over how long any of these conditions will continue, could have a negative impact on the hotel business and vacation ownership and residential business by decreasing the revenues and profitability of our owned properties, limiting the amount of fee revenues we are able to generate from our managed and franchised properties, and reducing overall demand for timeshare intervals. Substantial increases in air and ground travel costs and decreases in airline capacity could reduce demand for our hotel rooms and interval and fractional timeshare products. Accordingly, our financial results have been impacted by such economic conditions and both our future financial results and growth could be further harmed if recovery from the economic conditions stalls or such conditions worsen. In certain cases, we have entered into third-party hotel management contracts which contain performance guarantees specifying that certain operating metrics will be achieved. As a result of an economic downturn in the lodging industry, we may not meet the requisite performance levels, and we may be forced to loan or contribute monies to fund the shortfall of performance levels or terminate the management contract. For a more detailed description of our performance guarantees, see Note 24 of the consolidated financial statements.

Our Revenues, Profits, or Market Share Could Be Harmed If We Are Unable to Compete Effectively. The hotel, vacation ownership and residential industries are highly competitive. Our properties compete for customers with other hotel and resort properties, ranging from national and international hotel brands to independent, local and regional hotel operators, and, with respect to our vacation ownership resorts and residential projects, with owners reselling their VOIs, including fractional ownership, or apartments. Furthermore, new or existing competition that uses a business model that is different from our business model may challenge our ability to remain competitive. We compete based on a number of factors, including quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, the ability to earn and redeem loyalty program points, and consumer facing technology platforms and services. Some of our competitors may have substantially greater marketing and financial resources than we do, and if we are unable to successfully compete in these areas, our operating results could be adversely affected.

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

Degradation in the Quality or Reputation of Our Brands Could Adversely Affect Our Financial Results and Growth. For our owned, managed and franchised properties to remain attractive and competitive, the property owners and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash. Third-party property owners may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our management or franchise agreements. To the extent that property owners and we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Failure to make the investments necessary to maintain or improve such properties, act in accordance with applicable brand standards or project a consistent brand image could adversely affect the quality and reputation of our brands. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations could be affected.

External Perception of Our Hotels Could Harm Our Brands and Reputation As Well As Reduce Our Revenues and Lower Our Profits. Our brands and our reputation are among our most important assets. Our ability to attract development partners and franchisees and to attract and retain guests depends, in part, upon the external perceptions of Starwood and our nine brands, the quality of our hotels and services and our corporate and management integrity. There is a risk to our brands and our reputation if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for local communities. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of the negative publicity that could be generated by any such adverse incident or failure. An adverse incident involving our associates or our guests, or in respect of our third-party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Starwood, our brands or the industry, and negatively impact our results or operations.

Any Failure to Protect our Intellectual Property Could Have a Negative Impact on the Value of Our Brands and Adversely Affect Our Business. We believe our trademarks are an important component of our business. We rely on trademark laws to protect our proprietary rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brand in both domestic and international markets. From time to time, we apply to have certain trademarks registered and there is no guarantee that such trademark registrations will be granted. Further, monitoring the unauthorized use of our intellectual property is difficult. Litigation and similar proceedings have been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Actions of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be sufficient to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business. Third parties may also make claims against us for infringing their intellectual property, including patent, copyright, industrial design, trademarks or similar rights that could result in causing us to change our property designs or other branding and result in substantial costs and diversion of resources.

Our Dependence On Hotel and Residential Development Exposes Us to Timing, Budgeting and Other Risks. We intend to participate in the development of hotel and residential components of hotel properties, as suitable opportunities arise, taking into consideration the general economic climate. In addition, the owners and developers of new-build properties that we have entered into management or franchise agreements with are subject to these same risks which may impact the amount and timing of fees we had expected to collect from those properties. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation;

•	ability to raise capital;

•	funding that is dependent upon the pre-leasing, sell-out or completion of mixed-use project components other than the hotel; and

•	governmental restrictions on the nature or size of a project or timing of completion.

We cannot assure you that any development project, including sites held for development of vacation ownership resorts, will in fact be developed, and, if developed, the time period or the budget of such development may be greater than initially contemplated and the actual number of units or rooms constructed may be less than initially contemplated.

International Operations Are Subject to Unique Political and Monetary Risks that Could Adversely Affect our Financial Results and Growth. We have significant international operations which as of December 31, 2014 included 163 owned, managed or franchised properties in Europe (including 12 properties with majority ownership); 86 managed or franchised properties in Africa and the Middle East; 84 owned, managed or franchised properties in Latin America (including eight properties with majority ownership); and 288 owned, managed or franchised properties in the Asia Pacific region (including three properties with majority ownership). Additionally, our current growth strategy is heavily dependent upon growth in international markets. As of December 31, 2014, 78% of our pipeline represented growth outside North America. Further, 54% of our pipeline represents new properties in Asia Pacific and 36% represents new growth in China alone.

International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the difficulties involved in managing an organization doing business in many different countries, exposure to local economic conditions, potential adverse changes in the diplomatic relations between foreign countries and the United States, including the threat of international boycott or U.S. anti-boycott legislation, hostility from local populations, including the risk of war, acts of terrorism, political instability and civil unrest in the Middle East, Eastern Europe and elsewhere, restrictions on the repatriation of non-U.S. earnings and withdrawal of foreign investments, restriction on the ability to pay dividends and remit earnings to affiliated companies and management or franchise fees to the United States, uncertainty as to the enforceability of contractual rights and intellectual property rights under local law, conflicts between local law and United States law and compliance with complex and changing laws, regulations and policies. In addition, as described below, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. If our international expansion plans are unsuccessful, our financial results could be materially adversely affected.

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

Third-Party Internet Reservation or Booking Channels May Negatively Impact Our Revenues. Some of our hotel rooms are booked through third-party internet travel intermediaries such as Expedia.com®, Orbitz.com®, Booking.com®, and CTrip.com®, as well as lesser-known online travel service providers. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms. As the percentage of internet bookings increases, these intermediaries may be able to obtain more volume or better rates. Some internet reservation intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification, which is among our most important assets. Moreover, third-party reservation channels may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Over time, consumers may develop loyalties to third-party internet reservations systems rather than to our online booking tools or our lodging brands. Although we expect to derive most of our revenues from traditional channels and our websites, our business and profitability could be adversely affected if customer loyalties significantly shift from our lodging brands to their travel services, diverting bookings away from our websites, or through their fees increasing the overall cost of internet bookings for our hotels.

A Failure to Keep Pace With Developments in Technology Could Impair Our Operations or Competitive Position. The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, brand assurance and compliance, procurement, reservation systems, operation of our Starwood Preferred Guest customer loyalty program, distribution, revenue management and guest amenities. These technologies can be expected to require refinements, including complying with legal requirements in connection with privacy and/or security regulations, requirements, and commitments established by third parties such as the payment card industry and the US-EU Safe Harbor program, and there is the risk that advanced new technologies will be introduced. Further, the development and maintenance of these technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

Cyber Threats and the Risk of Data Breaches or Disruptions of Our Information Technology Systems Could Harm Our Brand and Adversely Affect Our Business. Our business involves the processing, use, storage and transmission of personal information regarding our employees, customers, hotel owners, and vendors for various business purposes, including marketing and promotional purposes. The protection of personal as well as proprietary information is critical to us. We are dependent on information technology networks and systems to process, transmit and store proprietary and personal information, and to communicate among our various locations around the world, which may include our reservation systems, vacation exchange systems, hotel/property management systems, customer and employee databases, call centers, administrative systems, and third-party vendor systems. We store and process such internal and customer information both at onsite facilities and at third-party owned facilities, including for example, in a third-party hosted cloud environment. The complexity of this infrastructure and the shared control and management of hotel systems contributes to the potential risk of security breaches. We rely on the security of our information systems, and those of our vendors, owners and other authorized third parties, to protect our proprietary and personal information.

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

Changes in Privacy Law Could Increase Our Operating Costs and/or Adversely Impact Our Ability to Market Our Products, Properties and Services Effectively. We are subject to numerous laws, regulations, and contractual obligations designed to protect personal information, including Member State implementation of the European Union Directive on Data Protection, other foreign data privacy laws, various U.S. federal and state laws, and credit card industry security standards and other applicable information security standards. We have established policies and procedures to help protect the privacy and security of our information. However, every year the number of laws, regulations, and information security requirements continue to grow, as does the complexity of such laws and requirements. Further, privacy regulations, on occasion, may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests.

We Depend on Senior Management to Achieve Our Operating Strategies. Our future success depends in large part upon the efforts of our senior management. Competition for such personnel is intense. Furthermore, our headquarters are located in Stamford, Connecticut, an area where cost of living is higher than in other areas of the United States and as a result, we may need to pay more to attract senior talent than our competitors located elsewhere. There can be no assurance that we will continue to be successful in attracting and retaining top personnel. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our operating strategies.

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

U.S. Congress, some U.S. states and various countries are considering or have undertaken actions to regulate and reduce greenhouse gas emissions and/or other natural resources. New or revised laws, taxes and regulations, or new interpretations of existing laws and regulations, such as those related to climate change, supply chain and water risk, could affect the operation of our hotels and/or result in significant additional expense and operating restrictions on us. The cost impact of such legislation, regulation, tax or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time.

The potential for changes in the frequency, duration and severity of extreme weather events that may be a result of climate change could lead to significant property damage at our hotels and other assets, impact our ability to obtain insurance coverage in areas that are most vulnerable to such events, such as the coastal resort areas where we operate and have a negative effect on revenues.

We Could Be Adversely Affected by Violations of the U.S. Foreign Corrupt Practices Act and Similar Anti-Corruption Laws. Our business operations in countries outside the United States are subject to anti-corruption laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (FCPA). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or any other person for the purpose of obtaining or retaining business. We operate in many parts of the world where government corruption has existed to some degree and, in certain circumstances, our compliance with anti-corruption laws may conflict with local customs and practices. We train our employees concerning compliance with anti-corruption laws, and notify our third-party hotel and resort owners that we require strict compliance with the anti-corruption laws of the jurisdictions where we operate. We also have policies, procedures and controls in place applicable to our employees and third-party business partners and agents who work with us or on our behalf in order to enforce and monitor internal and external compliance with anti-corruption laws. We cannot provide assurance that our internal controls and procedures will always protect us from reckless or criminal acts committed by our employees or third-parties with whom we work. If we are found liable for violations of the FCPA or similar anti-corruption laws in other jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Failure to Comply With Sanction Laws May Adversely Impact Our Business. From time to time, the United States imposes sanctions that restrict U.S. companies from engaging in business activities with certain persons or entities, foreign countries, or foreign governments that it determines are adverse to U.S. foreign policy interests.

For example, the United States has issued an executive order that prohibits U.S. companies from engaging in certain business activities with the government of Syria, a country that the United States has identified as a state sponsor of terrorism. During fiscal 2014, a foreign subsidiary of Starwood generated less than $15,000 of revenue from management and other fees from long standing relationships with hotels located in Syria. This amount constitutes significantly less than 1% of our worldwide annual revenues. We believe our activities in Syria are in full compliance with U.S. and local law. At any time, the United States may impose additional sanctions against Syria or any other country where we may have ongoing activities. If so, our existing activities may be adversely affected, depending on the nature of the sanctions that might be imposed.

Further, our activities in countries or with persons that are subject to U.S. sanction laws may reduce demand for our stock among certain investors. Any restrictions on Starwood’s ability to conduct its business operations across the world could negatively impact our financial results.

Our Insurance Policies May Not Cover All Potential Losses. We maintain insurance coverage for liability, property, business interruption, and other risks with respect to our owned and leased properties, and we may make select insurance programs available to owners of properties we manage or franchise. These policies offer coverage terms and conditions that we believe are usual and customary for our industry. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. In addition, there may be aggregate limits or sublimits under the policies. Our property policies also provide coverage for earthquake, named windstorm and flood events. If an insurable event occurs that affects more than one of our owned hotels and/or managed or franchised hotels owned by third parties that participate in our insurance program, the claims from each affected hotel may be considered together per policy provisions to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy. In addition, under those circumstances, claims by third-party owners will reduce the coverage available for our owned and leased properties.

In addition, there are also other risks including but not limited to war, certain forms of terrorism such as nuclear, biological or chemical terrorism, political risks, some environmental hazards and/or “Acts of God” that may be deemed to fall completely outside the coverage of our policies or may be uninsurable or cost prohibitive to justify insuring against.

We may also encounter challenges with a Starwood and/or Third-Party Owners’ insurance provider regarding whether it can or will pay a claim(s) that we believe to be covered under the policy. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel or resort, as well as the anticipated future revenue from the hotel or resort. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Our Acquisitions/Dispositions and Investments in New Brands or Businesses May Ultimately Not Prove Successful and We May Not Realize Anticipated Benefits. We consider corporate as well as property acquisitions and investments that complement our business. In many cases, we compete for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable financial metrics than we do. There can be no assurance that we will be able to identify acquisition or investment candidates or complete transactions on commercially reasonable terms or at all. If transactions are consummated, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

We periodically review our business to identify properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments, and from time to time, may attempt to sell these identified properties and assets. There can be no assurance however, that we will be able to complete dispositions on commercially reasonable terms or at all or that any anticipated benefits will actually be received.

In the future, we may develop and launch additional brands or make investments in new businesses that complement our existing businesses. For example, we recently entered into an agreement with Design Hotels, AG, a collection of independent hotels with design aesthetics distinct from our nine brands that allows greater coordination and cooperation between the companies. There can be no assurance regarding the level of acceptance of new brands or our investments in new businesses by the development and consumer marketplaces, that the cost incurred in developing and integrating new brands or investments will be recovered or that the anticipated benefits from these new brands or investments will be realized.

Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, and should a joint venture partner become bankrupt we could become liable for our partner’s share of joint venture liabilities. Also, our joint venture partner may have economic or business interests or goals that are inconsistent with our economic or business interests or goals, may be in a position to take action contrary to our instructions or may make requests contrary to our policies or objectives. Further, we may be unable to take action without the approval of our joint venture partners and, alternatively, our joint venture partners could take actions binding on the joint venture or partnership without our consent. Therefore, actions by a co-venturer might subject the assets owned by the joint venture or partnership to additional risk. There can be no assurance that our investments through partnerships or joint ventures will be successful despite these risks.

The Proposed Spin-Off of our Vacation Ownership Business May Not Be Consummated As or When Planned or At All, or Could Cause Unanticipated Issues. The proposed spin-off of our vacation ownership business may not be consummated as currently contemplated, including as a tax-free transaction, may not be consummated at all, or may encounter delays or other roadblocks that we do not currently anticipate, including any delays or other problems affecting the transfer of certain owned hotels to the vacation ownership business, or in obtaining any necessary regulatory approvals or consents, third-party consents or financing for the vacation ownership business. In addition, the transaction could create issues with our vacation ownership business prior to the consummation of the spin-off transaction, or our other businesses, that we do not currently contemplate. Disruptions in either general market conditions or in the lodging or timeshare business, in particular, could affect our ability to complete the transaction, or complete the transaction on the terms currently anticipated. The proposed spin-off is also subject to final approval by our Board of Directors, and our Board of Directors may withhold approval at any time, including immediately prior to the anticipated date of completion. Planning and executing the proposed spin-off will require significant time, effort, and expense, and may divert management’s attention from other aspects of our business operations, and any delays in completion of the proposed spin-off may increase the amount of time, effort, and expense that we devote to the transaction, which could adversely affect our operations.

In addition, if we complete the proposed spin-off, the actual impact on our business and financial results may differ materially from that which we anticipate. Specifically, the proposed transaction could adversely affect our relationships with our customers or employees (including those of the vacation ownership business) or disrupt our operations. The separated businesses could also face unanticipated problems in operating independently, and thus our stockholders may not achieve the anticipated benefits of being separate companies.

Our Vacation Ownership Business is Subject to Extensive Regulation and Risk of Default. We market and sell VOIs, which typically entitle the buyer to ownership of a fully-furnished resort unit for a one-week period on either an annual or an alternate-year basis. We also acquire, develop and operate vacation ownership resorts, and provide financing to purchasers of VOIs. These activities are all subject to extensive regulation by the U.S. federal government, states or other jurisdictions in which vacation ownership resorts are located and in which VOIs are marketed and sold including regulation of our telemarketing activities under state and federal “Do Not Call” laws. In addition, the laws of most jurisdictions in which we sell VOIs grant the purchaser the right to rescind the purchase contract at any time within a statutory rescission period. Laws in some of the jurisdictions would impose liability on us as the developer of the resort for certain construction related defects. Although we believe that we are in material compliance with all applicable federal, state, local and foreign laws and regulations to which vacation ownership marketing, sales and operations are currently subject, changes in these requirements, or a determination by a regulatory authority that we were not in compliance, could adversely affect us. In particular, increased regulations of telemarketing activities could adversely impact the marketing of our VOIs.

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

Our Revenues are Highly Dependent on the Travel Industry and Declines in or Disruptions to the Travel Industry, Such as Those Caused by Natural or Man-Made Disasters, Contagious Disease, Terrorist Activity, Political or Civil Unrest and War, May Adversely Affect Us. Our financial and operating performance may be adversely affected by so called “Acts of God.” Hurricanes, earthquakes, tsunamis, and other man-made or natural disasters in recent years, such as Hurricane Odile in Mexico, the earthquake and tsunami in Japan, and the spread or fear of spread of contagious diseases like Ebola, could cause a decline in the level of business and leisure travel in certain regions or as a whole, and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine, Syria, Iran, and Egypt, and other geopolitical uncertainty could have a similar effect on our revenues or on our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices that we can obtain for them, both of which could adversely affect our profits.

Changes in U.S. Federal, State and Local or Foreign Tax Law, Interpretations of Existing Tax Law, or Adverse Determinations by Tax Authorities, Could Increase Our Tax Burden or Otherwise Adversely Affect Our Financial Condition or Results of Operations. We are subject to taxation at the federal, state or provincial and local levels in the U.S. and various other countries and jurisdictions. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, including those that may result from the Base Erosion Profit Shifting, or BEPS, initiative being conducted by the Organization for Economic Co-operation and Development, or OECD. Furthermore, changes in the valuation of our deferred tax assets and liabilities or changes in determinations regarding the jurisdictions in which we are subject to tax or the amount of income allocated to such jurisdictions could negatively impact our effective tax rate. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations.

We record tax expense based in part on our estimates of expected future tax rates, reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. We are subject to ongoing and periodic tax audits and disputes relating to federal, state, local and foreign tax matters. For example, we are currently under audit by the Internal Revenue Service (IRS) for years 2007 through 2009. Through December 31, 2014, we received certain Notices of Proposed Adjustment from the IRS for such years; however, we disagree with the IRS on certain of these adjustments and intend to vigorously contest them, including pursuing all available remedies such as the IRS appeals process and litigation, if necessary. An unfavorable outcome from this or any other tax audit could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition or results of operations.

Failure to Compete Regarding Key Associates May Adversely Impact Our Business. Our success depends in large part on our ability to attract, retain, train, manage and engage our key associates. Our properties are staffed 24 hours a day, seven days a week by thousands of associates around the world. If we and our franchisees are unable to attract, retain, train and engage skilled associates, our ability to manage and staff our properties adequately could be impaired, which could reduce customer satisfaction. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our hotels, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations.

Over the last few years we have been pursuing a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. As a result, we are planning on substantially increasing the number of hotels we open every year and increasing the overall number of hotels in our system. This increase will require us to recruit and train a substantial number of new associates to work at these hotels, often in emerging markets where there are rising labor costs and strong competition in labor markets. Further, this will require us to increase our capabilities to enable hotels to open on time and successfully. There can be no assurance that we will be able to source and secure these new associates, or train and manage them, to the level required to make this strategy successful.

Collective Bargaining Activity Could Disrupt Our Operations, Increase Our Labor Costs or Interfere with the Ability of Our Management to Focus on Executing Our Business Strategies. Some of our properties are subject to collective bargaining agreements, similar agreements or regulations enforced by governmental authorities. If relationships with our associates or the unions that represent them become adverse, the properties we manage, franchise or own could experience labor disruptions such as strikes, lockouts and public demonstrations. Labor disruptions, which are generally more likely when collective bargaining agreements are being renegotiated, could harm our relationships with our associates or cause us to lose guests. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Labor regulation could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs, and limitations on our ability or the ability of our third-party property owners and franchisees to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners and franchisees.

We and our third-party property owners and franchisees may also become subject to additional collective bargaining agreements in the future. Potential changes in regulatory schemes across the world could make it easier for unions to organize groups of our associates. If such changes take effect, more of our associates or other field personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management’s time to address unionization issues. These or similar agreements, legislation or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our associates due to prescribed work rules and job classifications, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.

The Cost of Compliance with the Americans with Disabilities Act and Similar Legislation outside the United States Could Be Substantial. We are subject to the Americans with Disabilities Act (ADA) and similar legislation in certain jurisdictions outside of the United States. Under the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These regulations apply to accommodations first occupied after January 26, 1993; public accommodations built before January 26, 1993 are required to remove architectural barriers to disabled access where such removal is “readily achievable.” The regulations also mandate certain operational requirements that hotel operators must observe. The failure of a property to comply with the ADA could result in injunctive relief, fines, and awards of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect the ability of an owner or franchisee to make payments under the applicable management or franchise agreement or negatively affect the reputation of our brands. If we fail to comply with the requirements of the ADA, we could be subject to fines, penalties, injunctive action, reputational harm and other business effects which could materially and negatively affect our performance and results of operations.

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

Our Third-Party Licensees May Not Be Able to Sell Residential Properties Using Our Brands for a Profit or at Anticipated Prices. We license our brands to third parties in connection with the residential portions of certain properties that are developed using our brands. Residential properties using our brands could become less attractive due to changes in mortgage rates and the availability of mortgage financing generally, market absorption or oversupply in a particular market, changes in tax laws, or other factors affecting real estate markets. As a result, our third-party licensees may not be able to sell these residences, and we may not be able to license our brands for this purpose, for a profit or at the prices that they have anticipated.

Risks Relating to Debt Financing

Our Debt Service Obligations May Adversely Affect Our Cash Flow. As a result of our revolving credit facility and outstanding debt obligations, we are subject to: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest, (ii) restrictive covenants, including covenants relating to certain financial ratios, and (iii) interest rate risk. Although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancing will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us and (ii) a substantial decrease in operating cash flow, EBITDA (as defined in our credit facility) or a substantial increase in our expenses could make it difficult for us to meet our debt service requirements and restrictive covenants and force us to sell assets and/or modify our operations.

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

We Cannot Provide Assurance That We Will Continue to Pay Dividends. There can be no assurance that we will continue to pay dividends. Our Board of Directors may suspend the payment of dividends if the Board deems such action to be in the best interests of the Company or stockholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in our Company. This appreciation may not occur and our stock may, in fact, depreciate in value.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our hotel properties and vacation ownership and residential business properties are described in Part I, Item 1. Business, earlier in this report.

Our corporate headquarters are located at One StarPoint, Stamford, Connecticut, which lease expires in May 2034. In addition to our corporate headquarters, we lease space for our divisional offices, service centers and sales offices, both domestically and internationally.

We believe that our corporate headquarters and other leased space are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings.

Information regarding Legal Proceedings is incorporated by reference from the “Litigation” section in Note 24, Commitments and Contingencies, of our consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data of this Annual Report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.01 per share (Corporation Shares), is traded on the New York Stock Exchange (the NYSE) under the symbol “HOT”.

The following table sets forth the quarterly range of the high and low sale prices of the Corporation Shares for the fiscal periods indicated as reported on the NYSE Composite Tape:

	High	Low
2014
Fourth quarter	$82.80	$68.53
Third quarter	$86.11	$76.84
Second quarter	$81.82	$72.97
First quarter	$82.81	$72.00
2013
Fourth quarter	$79.77	$64.40
Third quarter	$69.99	$61.92
Second quarter	$70.16	$59.21
First quarter	$63.95	$57.76

Approximate Number of Equity Security Holders

As of February 20, 2015, there were approximately 11,000 holders of record of Corporation Shares.

Dividends

We declared cash dividends to holders of Corporation Shares for the fiscal years ended December 31, 2014 and 2013 as follows:

	Dividends Declared
2014
Fourth quarter	$1.00	(a)
Third quarter	$1.00	(a)
Second quarter	$1.00	(a)
First quarter	$1.00	(a)
2013
Annual dividend	$1.35	(b)

(a)	We declared regular quarterly dividends of $0.35 per share and special quarterly dividends of $0.65 per share in connection with cash realized from the completion of The St. Regis Bal Harbour residential project and sale of the hotel, to stockholders of record on March 11, 2014, June 6, 2014, September 5, 2014, and December 8, 2014, respectively, which were paid in the corresponding periods of March, June, September and December 2014.
(b)	We declared an annual dividend in the fourth quarter of 2013 to stockholders of record on December 13, 2013, which was paid in December 2013.

In 2015, we expect to continue paying regular dividends on a quarterly basis.

Conversion of Securities; Sale of Unregistered Securities

Units of SLC Operating Limited Partnership, our consolidated subsidiary, are convertible into Corporation Shares at the unit holders’ option, provided that we have the unilateral option to settle conversion requests in cash or Corporation Shares. At December 31, 2014 and 2013 there were approximately 127,000 and 158,000, respectively, of these units outstanding.

Issuer Purchases of Equity Securities

In the third quarter of 2014, our Board of Directors authorized a $1.1 billion increase to our share repurchase program. During the year ended December 31, 2014, we repurchased 20.3 million common shares at an average price of $80.45 for a total cost of approximately $1.636 billion. Since 2011, we have repurchased 31.5 million common shares for a total cost of approximately $2.272 billion. As of December 31, 2014, $79 million remained available under the share repurchase authorization. In January and early February, 2015, we spent this remaining authorization, and on February 9, 2015, our Board of Directors authorized a $750 million increase to our share repurchase program.

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
October 1 to October 31, 2014	2,797,665	$77.98	2,797,665	$470
November 1 to November 30, 2014	2,351,300	$76.91	2,351,300	$289
December 1 to December 31, 2014	2,643,590	$79.36	2,643,590	$79

Total	7,792,555	$78.12	7,792,555

STOCK RETURN PERFORMANCE AND CUMULATIVE TOTAL RETURN

Set forth below is a line graph comparing the cumulative total stockholder return on the Corporation Shares against the cumulative total return on the S&P 500 and the S&P Hotels, Resorts & Cruise Lines Index (the S&P 500 Hotel) for the five fiscal years beginning after December 31, 2009 and ending December 31, 2014. The graph assumes that the value of the investments was $100 on December 31, 2009 and that all dividends and other distributions were reinvested. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Starwood	100.00	167.02	133.19	162.74	229.24	245.46
S&P 500	100.00	114.82	117.22	135.83	179.36	203.60
S&P 500 Hotel	100.00	152.99	123.59	154.48	198.91	246.18

Note: S&P 500 Hotel Index includes Carnival Corp, Marriott, Royal Caribbean, Starwood and Wyndham. Royal Caribbean was added in December 2014. S&P adjusts the weighting of the Index such that an addition or deletion of a company does not change the level of the Index and returns are only affected on a forward basis.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the information set forth under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto (the Notes) beginning on page F-1 of this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Revenues	$5,983	$6,115	$6,321	$5,624	$5,071
Operating income	$883	$925	$912	$630	$600
Income from continuing operations (a)	$643	$565	$470	$502	$310
Diluted earnings per share from continuing operations	$3.46	$2.92	$2.39	$2.57	$1.63

Cash from operating activities	$994	$1,151	$1,184	$641	$764
Cash from (used for) investing activities	$421	$(158)	$126	$(176)	$(71)
Cash used for financing activities	$(1,087)	$(678)	$(1,456)	$(755)	$(26)
Aggregate cash distributions paid	$735	$256	$242	$99	$93
Cash distributions and dividends declared per Share	$4.00	$1.35	$1.25	$0.50	$0.30

(a)	Amounts represent income from continuing operations attributable to Corporation Shares (i.e., excluding non-controlling interests).

	At December 31,
	2014	2013	2012	2011	2010
	(In millions)
Total assets	$8,659	$8,762	$8,855	$9,560	$9,776
Long-term debt, net of current maturities	$2,574	$1,523	$1,656	$2,596	$3,215

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, investments, plant, property and equipment, goodwill and intangible assets, income taxes, financing operations, frequent guest program liability, self-insurance claims payable, restructuring costs, retirement benefits and contingencies and litigation.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the years ended December 31, 2014, 2013 and 2012.

For the year ended December 31, 2014, management fees, franchise fees and other income grew by 9.5% and Same-Store Worldwide Systemwide REVPAR increased 4.9% compared to 2013. All of our brands contributed to the continued growth in our fee business as each experienced increases in Worldwide Systemwide Same-Store REVPAR for the year ended December 31, 2014 compared to the prior year. Additionally, occupancies in North America, Europe and Greater China continued to rise.

At December 31, 2014, we had approximately 480 hotels in the active pipeline representing approximately 108,000 rooms. Of these rooms, 58% are in the upper upscale and luxury segments and 78% are outside of North America. During 2014, we signed 175 hotel management and franchise contracts (representing approximately 34,700 rooms). Also, during 2014, 74 new hotels and resorts (representing approximately 15,000 rooms) entered the system and 28 properties (representing approximately 7,000 rooms) exited the system.

In addition to our active pipeline, we have a 74% equity interest in Design Hotels AG, (Design Hotels) a company that represents and markets a distinct selection of over 280 independent hotels with approximately 22,000 rooms globally. Starwood and Design Hotels have recently entered into an agreement that allows greater coordination and cooperation between the companies. Our REVPAR metrics do not include revenue from Design Hotels.

An indicator of the performance of our hotels is REVPAR, as it measures the period-over-period change in rooms’ revenue for comparable properties. Along with REVPAR, we also evaluate our hotels by measuring the change in Average Daily Rate (ADR) and occupancy. This is particularly the case in the United States, where there is no impact on this measure from foreign currency exchange rates.

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

Our SPG guest loyalty program continues to be an industry leader and innovator. The enhancements to the program in recent years, coupled with the introduction of programs like SPG Pro, helped us to attract the next wave of global, elite travelers and drove SPG occupancy rates to record levels. We continue to focus on digital innovation and personalization, which helps us better connect with guests and customers, sell through our own channels and deliver more personalized service, all while enhancing our brands.

We manage and operate our hotel business in three separate hotel segments: (i) the Americas, (ii) EAME, and (iii) Asia Pacific. Our vacation ownership and residential business is a separate segment.

On February 10, 2015, we announced plans to spin-off our vacation ownership business to stockholders as a separate, publicly traded company. The transaction, which is expected to be tax-free to stockholders, will be effected through a pro rata distribution of the new entity’s stock to existing Starwood stockholders. Please see Note 27, Subsequent Event, of the Notes to our Financial Statements for additional information.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussion of our consolidated operating results as well as discussion about each of our four segments. Additionally, Note 25 to the consolidated financial statements presents further information about our segments.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Consolidated Results

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,541	$1,612	$(71)	(4.4)%
Management Fees, Franchise Fees and Other Income	1,057	965	92	9.5%
Vacation Ownership and Residential	674	924	(250)	(27.1)%
Other Revenues from Managed and Franchised Properties	2,711	2,614	97	3.7%

Total Revenues	$5,983	$6,115	$(132)	(2.2)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 15 owned hotels that were sold or closed and two leased hotels converted to managed or franchised hotels in 2014 and 2013. These sold, closed, or converted hotels had revenues of $151 million in the year ended December 31, 2014, compared to $305 million for the corresponding period in 2013. Revenues at our Same-Store Owned Hotels (28 hotels for the year ended December 31, 2014 and 2013, excluding the 15 hotels sold or closed, two hotels converted to managed or franchised, and eight additional hotels undergoing significant repositionings or without comparable results in 2014 and 2013) increased 3.5%, or $35 million, to $1,043 million for the year ended December 31, 2014, when compared to $1,008 million in the corresponding period of 2013. Additionally, the eight hotels undergoing significant repositionings or without comparable results had revenues of $320 million for the year ended December 31, 2014 compared to $272 million for the year ended December 31, 2013. As of December 31, 2014, six of the eight hotels undergoing significant repositionings or without comparable results were open and available to operate their guestrooms at full capacity.

REVPAR at our worldwide Same-Store Owned Hotels was $167.99 for the year ended December 31, 2014, compared to $159.96 in the corresponding period in 2013. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in ADR to $228.42 for the year ended December 31, 2014, compared to $223.56 for the corresponding period in 2013 and an increase in occupancy rates to 73.5% for the year ended December 31, 2014, compared to 71.5% in the corresponding period in 2013. Growth in REVPAR was particularly strong in the Southern and Western parts of the United States, Brazil and Mexico.

The increase in management fees, franchise fees and other income was primarily a result of a $53 million increase in management fees and franchise fees and an increase in other revenues of approximately $39 million. Total management and franchise fee revenues increased to $1,033 million for the year ended December 31, 2014, compared to $941 million for the corresponding period in 2013. Management fees increased 5.5% to $591 million and franchise fees increased 10.3% to $236 million. These increases were primarily due to the net addition of 47 managed or franchised hotels to our system in 2014 and a 4.9% increase in Worldwide Systemwide REVPAR, compared to the same period in 2013. For the year ended December 31, 2014, other income included approximately $45 million of fees associated with the termination of certain management and franchise contracts compared to $16 million in 2013. As of December 31, 2014, we had 583 managed properties and 588 franchised properties with approximately 333,100 rooms.

Total vacation ownership and residential revenue decreased $250 million to $674 million in the year ended December 31, 2014, when compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour, as this project is now sold out. During the year ended December 31, 2014, we closed sales of four units at Bal Harbour and realized revenues of $20 million, compared to closings of 78 units and revenues of $266 million in 2013.

Vacation ownership revenues for the year ended December 31, 2014 increased $5 million, or 0.8%, to $643 million, compared to the corresponding period in 2013, as originated contract sales of vacation ownership intervals, number of contracts signed, and the average price per vacation ownership unit sold remained substantially consistent.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$402	$384	$18	4.7%

Selling, general, administrative and other expenses increased $18 million to $402 million for the year ended December 31, 2014, when compared to the corresponding period in 2013, primarily due to an increase in costs commensurate with our growth and increased funding of certain loyalty and technology development costs.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$(4)	$1	$(5)	n/m

n/m = not meaningful

During the year ended December 31, 2014, we reversed a $3 million reserve related to a note receivable associated with a previous disposition, which was collected.

During the year ended December 31, 2013, we decided to absorb certain technology related costs and expenses that we previously intended to collect from our managed and franchised properties. As a result, we recorded a $19 million charge, representing the costs and expenses incurred through the end of 2013 that are no longer intended to be recovered. The year ended December 31, 2013 also included approximately $5 million in severance costs related to a leased hotel we exited in 2014. These unfavorable charges were partially offset by a favorable adjustment to a legal reserve of approximately $22 million related to judgment and settlement, legal fees and expenses in regards to a long standing litigation.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$283	$267	$16	6.0%

The increase in depreciation and amortization expense for the year ended December 31, 2014, when compared to the same period of 2013, was primarily due to additional depreciation related to the completion of certain hotel renovations, the new capital lease asset for our corporate headquarters, and information technology capital expenditures in the last twelve months, partially offset by decreased depreciation expense related to sold hotels.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$883	$925	$(42)	(4.5)%

The decrease in operating income for the year ended December 31, 2014, when compared to the corresponding period of 2013, was primarily due to a $108 million decrease in operations (revenues less expenses) from residential sales at Bal Harbour which sold out in early 2014, an increase in selling, general, administrative and other expenses of $18 million, and a $16 million increase in depreciation and amortization, partially offset by a $92 million increase in management fees, franchise fees and other income and an increase in operations (revenues less expenses) of $10 million related to our owned, leased and consolidated joint venture hotels.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains and from Unconsolidated Ventures, Net	$27	$26	$1	3.8%

The increase in equity earnings and gains and from unconsolidated joint ventures, net for the year ended December 31, 2014, when compared to the same period of 2013, was primarily due to a $4 million impairment charge in 2013, partially offset by the operations at our Latin American unconsolidated joint ventures which were negatively impacted by unfavorable foreign currency exchange during the year ended December 31, 2014 compared to the corresponding period in 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$94	$100	$(6)	(6.0)%

Net interest expense decreased $6 million for the year ended December 31, 2014, when compared to the same period of 2013, primarily due to foreign exchange gains and a lower average securitized vacation ownership debt balance, partially offset by an increase in our debt balance associated with borrowings to fund the significant increase in our share repurchase program, including the issuance of $650 million of senior notes during the third quarter of 2014 (see Note 13).

Our weighted average interest rate was approximately 3.90% at December 31, 2014, compared to 5.59% at December 31, 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, Net	$1	$—	$1	n/m

During the year ended December 2014, we recorded a loss of $1 million related to the write-off of certain deferred financing costs associated with the amendment of our Revolving Credit Facility (see Note 13).

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Asset Dispositions and Impairments, Net	$33	$23	$10	43.5%

During the year ended December 31, 2014, we recorded a loss of $33 million, primarily due to a $23 million loss associated with four owned hotels which were sold subject to long-term franchise agreements, a $21 million loss associated with the conversion of a leased hotel to a managed hotel, a $13 million impairment charge on one owned hotel, whose book value exceeded its fair value, a $7 million impairment associated with one of our foreign unconsolidated joint ventures, and a loss of $7 million associated with the termination of our leasehold interest in a hotel which was converted to a franchised hotel. These losses were partially offset by approximately $31 million of previously deferred gains which were recognized primarily in connection with hotels that converted from managed hotels to franchised hotels, and a $10 million gain on the sale of our interest in an unconsolidated joint venture hotel (see Note 4).

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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$139	$263	$(124)	(47.1)%

The decrease in income tax expense primarily relates to a tax benefit, including foreign tax credits, on a portion of foreign earnings no longer considered permanently reinvested, recognition of a benefit for the favorable settlement of a foreign tax audit, recognition of capital attributes related to asset dispositions, and lower pretax income.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations Gain (Loss), Net	$(10)	$71	$(81)	n/m

During the year ended December 31, 2014, the loss was primarily due to liabilities associated with an unfavorable ruling, during 2014, in connection with a previous disposition.

During the year ended December 31, 2013, the gain was primarily due to a tax benefit of $70 million we recorded as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed in 2013.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the year ended December 31, 2014 and 2013. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Year Ended December 31,
	2014	2013	Variance
Worldwide (960 hotels with approximately 284,400 rooms)
REVPAR (1)	$123.08	$117.31	4.9%
ADR	$175.64	$172.58	1.8%
Occupancy	70.1%	68.0%	2.1
Americas (555 hotels with approximately 163,300 rooms)
REVPAR (1)	$126.23	$118.96	6.1%
ADR	$172.76	$166.93	3.5%
Occupancy	73.1%	71.3%	1.8
EAME (191 hotels with approximately 49,300 rooms)
REVPAR (1)	$143.17	$138.36	3.5%
ADR	$214.83	$212.43	1.1%
Occupancy	66.6%	65.1%	1.5
Asia Pacific (214 hotels with approximately 71,800 rooms)
REVPAR (1)	$102.38	$99.33	3.1%
ADR	$156.10	$159.25	(2.0)%
Occupancy	65.6%	62.4%	3.2

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the year ended December 31, 2014 and 2013. The results for the year ended December 31, 2014 and 2013 represent results for 28 owned, leased and consolidated joint venture hotels (excluding 15 hotels sold or closed, two leased hotels converted to managed or franchised, and eight additional hotels undergoing significant repositionings or without comparable results in 2014 and 2013).

	Year Ended December 31,
	2014	2013	Variance
Worldwide (28 hotels with approximately 10,900 rooms)
REVPAR (1)	$167.99	$159.96	5.0%
ADR	$228.42	$223.56	2.2%
Occupancy	73.5%	71.5%	2.0
Americas (15 hotels with approximately 8,300 rooms)
REVPAR (1)	$143.81	$138.02	4.2%
ADR	$196.90	$193.60	1.7%
Occupancy	73.0%	71.3%	1.7
EAME (10 hotels with approximately 1,900 rooms)
REVPAR (1)	$279.86	$262.67	6.5%
ADR	$373.04	$355.76	4.9%
Occupancy	75.0%	73.8%	1.2
Asia Pacific (3 hotels with approximately 700 rooms)
REVPAR (1)	$145.48	$136.44	6.6%
ADR	$192.76	$199.66	(3.5)%
Occupancy	75.5%	68.3%	7.2

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the year ended December 31, 2014 and 2013.

Segment Revenues	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$1,559	$1,548	$11	0.7%
EAME	597	615	(18)	(2.9)%
Asia Pacific	354	349	5	1.4%
Vacation ownership and residential	663	905	(242)	(26.7)%

Total segment revenues	$3,173	$3,417	$(244)	(7.1)%

Segment Earnings	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$697	$617	$80	13.0%
EAME	220	220	—	0.0%
Asia Pacific	228	221	7	3.2%
Vacation ownership and residential	169	276	(107)	(38.8)%

Total segment earnings	$1,314	$1,334	$(20)	(1.5)%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring costs and other special charges (credits), gains (losses) on debt extinguishment and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 25 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues increased $11 million in the year ended December 31, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $61 million increase in management fees, franchise fees and other income, partially offset by a $41 million decrease in revenues from our owned, leased and consolidated joint venture hotels, and a $7 million decrease in residential revenues.

The increase in management fees, franchise fees and other income was primarily due to the net addition of 15 managed or franchised hotels since December 31, 2013 and a 6.1% increase in Same-Store Systemwide Hotel REVPAR for the year ended December 31, 2014 when compared to the corresponding period in 2013. Additionally, during the year ended December 31, 2014, we received termination fees of approximately $34 million associated with the termination of certain management and franchise contracts compared to approximately $3 million for the same period in 2013. As of December 31, 2014, the Americas segment had 161 managed properties and 488 franchised properties with approximately 181,900 rooms.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 12 owned hotels that were sold in 2014 and 2013. These sold hotels had revenues of $32 million in the year ended December 31, 2014 compared to $140 million for the corresponding period in 2013. Lost revenues from sold hotels were offset by a $45 million increase in revenues from six owned hotels without comparable results in 2014 and 2013 and a $22 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 4.2% to $143.81 for the year ended December 31, 2014 when compared to the corresponding period in 2013.

Segment earnings increased $80 million in the year ended December 31, 2014, compared to the corresponding period in 2013, primarily due to the increase in management fees, franchise fees and other income of $61 million discussed above, a $13 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, and a $10 million decrease in divisional overhead expenses, primarily due to higher legal costs in 2013 and foreign currency exchange gains in 2014. These increases were partially offset by a $7 million decrease in residential earnings.

EAME

Segment revenues decreased $18 million in the year ended December 31, 2014, compared to the corresponding period in 2013. The decrease in revenues was primarily related to a $20 million decrease in revenues from our owned, leased and consolidated joint venture hotels partially offset by a $2 million increase in management fees, franchise fees and other income.

The $20 million decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $38 million decrease in revenues from two hotels sold or closed and two leased hotels that were converted to managed or franchised hotels during the year ended December 31, 2014. This decrease was partially offset by a $14 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 6.5% to $279.86 for the year ended December 31, 2014 compared to the corresponding period in 2013, and a $4 million increase in revenues from two owned hotels without comparable results in 2014 and 2013.

The increase in management fees, franchise fees and other income was primarily due to a 3.5% increase in Same-Store Systemwide Hotel REVPAR for the year ended December 31, 2014 when compared to the corresponding period in 2013 and the net addition of six managed or franchised hotels since December 31, 2013. As of December 31, 2014, the EAME segment had 189 managed properties and 48 franchised properties with approximately 60,200 rooms.

Segment earnings remained flat in the year ended December 31, 2014, compared to the corresponding period in 2013, as the increase in management fees, franchise fees and other income discussed above, and a $2 million increase in residential revenue, was offset by a $4 million increase in divisional overhead expenses.

Asia Pacific

Segment revenues increased $5 million in the year ended December 31, 2014, compared to the corresponding period in 2013. The increase in revenues was primarily related to a $14 million increase in management fees, franchise fees and other income, partially offset by a $9 million decrease in revenues from our owned, leased and consolidated joint venture hotels.

The increase in management fees, franchise fees and other income was due to the net addition of 25 managed or franchised hotels since December 31, 2013 and a 3.1% increase in Same-Store Systemwide Hotel REVPAR for the year ended December 31, 2014 compared to the corresponding period in 2013. REVPAR in Asia Pacific was negatively impacted by the unfavorable impact of foreign currency exchange rates during the year ended December 31, 2014 compared to the corresponding period in 2013. As of December 31, 2014, the Asia Pacific segment had 233 managed properties and 52 franchised properties with approximately 91,000 rooms.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from one owned hotel that was sold in late 2014.

Segment earnings increased $7 million in the year ended December 31, 2014, compared to the corresponding period in 2013, primarily driven by the $14 million increase in management fees, franchise fees and other income discussed above, partially offset by a $4 million increase in division overhead expenses and a $2 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels.

Vacation ownership and residential

Segment revenues decreased $242 million to $663 million for the year ended December 31, 2014 when compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour in 2014, as this project is now sold out. Segment earnings decreased $107 million in the year ended December 31, 2014, compared to the corresponding period in 2013, primarily driven by the decrease in operating income from sales at Bal Harbour.

Revenues and expenses recognized at Bal Harbour for the year ended December 31, 2014, with comparable data for the same period in 2013, were as follows (in millions, except for units closed):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Residential sales revenues	$20	$266	$(246)	(92.5)%
Residential expenses	9	147	(138)	(93.9)%

Operating income	$11	$119	$(108)	(90.8)%

Operating income margin	55.0%	44.7%		10.3%

Units closed	4	78	(74)	(94.9)%

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Consolidated Results

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,612	$1,698	$(86)	(5.1)%
Management Fees, Franchise Fees and Other Income	965	888	77	8.7%
Vacation Ownership and Residential	924	1,287	(363)	(28.2)%
Other Revenues from Managed and Franchised Properties	2,614	2,448	166	6.8%

Total Revenues	$6,115	$6,321	$(206)	(3.3)%

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains and from Unconsolidated Ventures, Net	$26	$25	$1	4.0%

The increase in equity earnings and gains and from unconsolidated joint ventures, net for the year ended December 31, 2013, when compared to the same period of 2012, was primarily due to an increase in operations, partially offset by certain non-recurring items in the current year.

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

Our weighted average interest rate was approximately 5.59% at December 31, 2013, compared to 5.86% at December 31, 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, Net	$—	$128	$(128)	(100.0)%

In December 2012, we redeemed all $500 million of our 7.875% Senior Notes due 2014 and partially redeemed $156 million of our 7.375% Senior Notes due 2015, $29 million of our 6.75% Senior Notes due 2018 and $40 million of our 7.15% Senior Notes due 2019 (the December 2012 Redemptions). We recognized a net charge of approximately $113 million, in the year ended December 31, 2012, associated with the December 2012 Redemptions, which primarily represents $108 million in tender premiums and other redemption costs and an

$11 million charge to write-off unamortized deferred financing costs and unamortized issuance discounts, partially offset by gains on swap settlements of $6 million.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax Expense	$263	$148	$115	77.7%

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

During the year ended December 31, 2013, the gain was primarily due to a tax benefit of $70 million we recorded as a result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed in 2013.

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

The $48 million increase in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $37 million increase in revenues from five owned or leased hotels that underwent major renovations during 2012 and were operating at full capacity as of December 31, 2013. Additionally, Same-Store Owned Hotel revenues increased $11 million for the year ended December 31, 2013 when compared to the corresponding period in 2012 as REVPAR increased 2.9% to $266.16 when compared to the corresponding period in 2012.

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

The increase in management fees, franchise fees and other income was due to the net addition of 20 managed or franchised hotels during 2013 and a 1.4% increase in Same-Store Systemwide Hotel REVPAR for the year ended December 31, 2013 when compared to the corresponding period in 2012. Increases in REVPAR in China benefited from the favorable impact of foreign currency exchange during the year ended December 31, 2013, when compared to the corresponding period in 2012, while REVPAR at properties in the rest of Asia was negatively impacted by the unfavorable impact of foreign currency exchange during the year ended December 31, 2013 when compared to the corresponding period in 2012. As of December 31, 2013, the Asia Pacific segment had 210 managed properties and 49 franchised properties with approximately 84,700 rooms.

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

Vacation ownership and residential

Total vacation ownership and residential services segment revenue decreased $366 million to $905 million for the year ended December 31, 2013 when compared to the corresponding period in 2012, primarily due to fewer residential closings at Bal Harbour in 2013, as this project was substantially sold out as of December 31, 2013. This decrease was partially offset by an increase in vacation ownership revenues, as discussed earlier. Segment earnings decreased $36 million in the year ended December 31, 2013, compared to the corresponding period in 2012, primarily driven by the decrease in operating income on sales at Bal Harbour due to the decrease in sales volume, partially offset by the increase in revenues from our various resort operations and the decrease in the loan loss provision.

Revenues and expenses recognized at Bal Harbour for the year ended December 31, 2013, with comparable data for the same period in 2012, were as follows (in millions, except for units closed):

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

LIQUIDITY AND CAPITAL RESOURCES

In 2014, we returned approximately $2.4 billion of capital to stockholders by adding special dividends of $2.60 per share, related to the sale of our Bal Harbour residential project and the sale of the hotel, in addition to our quarterly dividends, for a total of $4.00 per share paid in 2014, and by repurchasing 20.3 million common shares in 2014 for a total cost of approximately $1.6 billion. Since 2011, we have returned approximately $3.5 billion of capital to stockholders through dividends and stock repurchases. As of December 31, 2014, $79 million remained available under the share repurchase authorization and in January and early February 2015, we spent the remaining authorization. On February 9, 2015, our Board of Directors authorized a $750 million increase to our share repurchase program. We expect to continue paying regular dividends on a quarterly basis. Additionally, in 2014, we established a commercial paper program which gives us the ability to issue up to $1.75 billion of short term unsecured notes. We also issued $350 million of 3.75% Senior Notes due 2025 and $300 million of 4.50% Senior Notes due 2034.

On February 9, 2015, our Board of Directors declared a quarterly dividend of $0.375 per share, which is payable on March 26, 2015 to stockholders of record on March 5, 2015.

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and resorts and sales of VOIs. Cash flow from operations decreased to $994 million for the year ended December 31, 2014, compared to $1,151 million in 2013, primarily due to a decrease in residential closings at Bal Harbour, which was sold out in early 2014, partially offset by an increase in management fees and franchise fees and operations at our owned, leased and consolidated joint venture hotels. Other sources of cash are distributions from joint ventures, servicing financial assets and interest income. We use cash principally to fund our operating expenses, interest payments on debt, capital expenditures, dividend payments, share repurchases and property and income taxes. We believe that our cash from operations and our existing borrowing availability together with capacity for additional borrowings will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments, share repurchases and property and income taxes.

The ratio of our current assets to current liabilities was 0.95 and 1.04 as of December 31, 2014 and 2013, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels, in the same jurisdictions, on a daily basis and fund payables as needed through cash on hand or by drawing down on our existing revolving credit facility.

Cash From Investing Activities

Gross capital spending during the full year ended December 31, 2014 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$61
Corporate and information technology	146

Subtotal	207

Vacation Ownership and Residential Capital Expenditures:
Net capital expenditures for inventory (2)	(14)
Development Capital	183

Total Capital Expenditures	$376

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.

(2)	Represents gross inventory capital expenditures of $57 million less cost of sales, excluding residential, of $71 million.

Gross capital spending during the year ended December 31, 2014 included approximately $207 million of maintenance capital and $183 million of development capital. Investment spending on gross vacation ownership interest inventory was $57 million, primarily related to construction at the Westin St. John in St. John, U.S. Virgin Islands and the Westin Desert Willow in Palm Desert, CA. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to stay competitive in the markets in which we operate. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. The offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2015 (excluding vacation ownership inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2015, we currently expect to spend approximately $200 million for investment projects, various joint ventures and other investments.

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

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes, (including dividend payments and share repurchases) from cash on hand, cash generated from operations, net proceeds from asset dispositions and the incurrence of debt.

We periodically review our business to identify assets that we believe either are non-core, no longer complement our business, or could be sold at significant premiums. As part of our asset-light strategy, we are focused on reducing our investment in owned real estate, enhancing our real estate returns and monetizing investments.

Since 2006, we have sold 87 hotels realizing cash proceeds of approximately $7.1 billion in numerous transactions, including cash proceeds net of closing costs of approximately $784 million from the sale of eight hotels during the year ended December 31, 2014 (see Note 4). To date, where we have sold hotels, we typically have not provided significant seller financing or other financial assistance to buyers. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

In the third quarter of 2014, our Board of Directors authorized a $1.1 billion increase to our share repurchase program. During the year ended December 31, 2014, we repurchased 20.3 million common shares at a weighted average price of $80.45 for a total cost of approximately $1.636 billion. Since 2011, we have repurchased 31.5 million common shares for a total cost of approximately $2.272 billion, and as of December 31, 2014, $79 million remained available under the share repurchase authorization. In January and early February 2015, we spent the remaining authorization and, in February 2015, our Board of Directors authorized a $750 million increase to our share repurchase program (see Note 19).

In 2014, we paid $735 million of dividends consisting of four regular quarterly dividends totaling $1.40 per share and four special quarterly dividends totaling $2.60 per share. In December 2013, we paid a dividend of $256 million, or $1.35 per share.

The following is a summary of our debt portfolio (excluding securitized vacation ownership debt and capital leases) as of December 31, 2014:

	Amount Outstanding at December 31, 2014 (a)	Weighted Average Interest Rate at December 31, 2014	Weighted Average Remaining Term
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit Facility	$5	11.91%	5.2
Commercial Paper	634	0.45%	5.2
Mortgages and Other	36	3.65%	2.0
Interest Rate Swaps	250	5.21%	4.0

Total/Average	$925	1.94%	4.7

Fixed Rate Debt
Senior Notes	$1,861	5.30%	7.9
Mortgages and Other	3	0.89%	10.9
Interest Rate Swaps	(250)	6.91%	4.0

Total/Average	$1,614	5.04%	8.6

Total Debt
Total Debt and Weighted Average Terms	$2,539	3.90%	7.2

(a)	Excludes approximately $200 million of our share of unconsolidated joint venture debt and $156 million of capital lease obligations and $249 million of securitized vacation ownership debt, all of which is non-recourse.

During the year ended December 31, 2014, we established a Commercial Paper Program (Commercial Paper), which gives us the ability to issue up to $1.75 billion of short-term unsecured notes. Our Commercial Paper program does not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand. We reserve unused capacity under our $1.75 billion Revolving Credit Facility (the Facility) to repay outstanding Commercial Paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We do not expect fluctuations in the demand for commercial paper to affect our liquidity, given our borrowing capacity under the Facility.

Additionally, in 2014, we completed a public offering of $350 million in aggregate principal amount of Senior Notes due 2025 (the 2025 Notes) and $300 million in aggregate principal amount of Senior Notes due 2034 (the 2034 Notes). The 2025 Notes bear interest at a fixed rate of 3.75% per annum and mature on March 15, 2025. The 2034 Notes bear interest at a fixed rate of 4.5% per annum and mature on October 1, 2034. We will pay interest on the 2025 Notes on March 15 and September 15 each year until maturity, beginning on March 15, 2015. We will pay interest on the 2034 Notes on April 1 and October 1 each year until maturity, beginning on April 1, 2015. We used the net proceeds for general corporate purposes, which included the repayment of commercial paper, repurchases of common stock and the payment of previously announced regular and special dividends to our stockholders.

Further, in 2014, we entered into the Fourth Amendment of the Facility. The amendment extended the maturity of the Facility by two years to February 2020. We paid fees of approximately $2 million in connection with this amendment and capitalized these costs as deferred financing costs. Additionally, in connection with this amendment, we recorded a net charge of approximately $1 million in the loss on early extinguishment of debt, net line item to write-off certain deferred financings costs.

Finally, in 2014, we entered into a master lease arrangement to lease the entire buildings and land where we are headquartered in Stamford, Connecticut. The term of this lease is 20 years, with two five-year extensions at our option. We have fixed annual payments of approximately $10 million, which escalate at 3% per year. As a result of this transaction, as of December 31, 2014, we have recorded a capital lease obligation of approximately $153 million with an interest rate of 5.76% (see Note 13).

In 2013, we terminated a securitization we completed in 2005 (the 2005 Securitization), including pay-down of all outstanding principal and interest due. The termination required a cash settlement of $21 million, $18 million of which was received and designated as pre-funding from the proceeds of a securitization we completed in 2012 (the 2012 Securitization). Upon termination, $19 million of receivables previously related to the 2005 Securitization were transferred to the 2012 Securitization with the remaining $2 million released to unsecuritized. We also terminated a securitization we completed in 2006 (the 2006 Securitization), which required a $12 million cash payment and resulted in the release of $12 million of vacation ownership notes receivable to unsecuritized.

The following is a summary of our unsecuritized and securitized debt less cash as of December 31, 2014:

	December 31, 2014	December 31, 2013
	(in millions)
Gross Unsecuritized Debt	$2,695	$1,267
less: cash (including restricted cash of $76 million in 2014 and $123 million in 2013	(1,011)	(739)

Net Unsecuritized Debt	$1,684	$528

Gross Securitized Debt (non-recourse)	$249	$355
less: cash restricted for securitized debt repayments (not included above)	(11)	(14)

Net Securitized Debt	$238	$341

Total Net Debt	$1,922	$869

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

Our Facility is used to fund general corporate cash needs. As of December 31, 2014, we have availability of approximately $1.12 billion under the Facility. The Facility allows for multi-currency borrowing and, when drawn upon, has an applicable margin, inclusive of the commitment fee, of 1.20%, plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage covenants.

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, issuance of Commercial Paper, and potentially additional borrowings will be adequate to meet anticipated requirements for dividend payments, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due or on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all. As of December 31, 2014, approximately $950 million, included in our cash balance above, resided in foreign countries. Subsequent to December 31, 2014, approximately $385 million of this cash was used to partially repay our Commercial Paper. The balance of offshore cash is deemed to be permanently invested in foreign countries and we could be subject to income taxes if we repatriated these amounts.

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

We had the following contractual obligations outstanding as of December 31, 2014 (in millions) (1):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Debt (2)	$2,539	$295	$34	$582	$1,628
Interest payable	816	109	177	140	390
Capital lease obligations	156	2	5	7	142
Operating lease obligation	1,007	80	142	118	667
Unconditional purchase obligations (3)	83	35	30	18	—
Other long-term obligations	19	1	4	4	10

Total contractual obligations	$4,620	$522	$392	$869	$2,837

(1)	This table excludes unrecognized tax benefits that would require cash outlays for $213 million, the timing of which is uncertain. Refer to Note 12 of the consolidated financial statements for additional discussion on this matter.

(2)	Excludes securitized debt of $249 million, all of which is non-recourse.

(3)	Includes commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2014 (in millions):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$83	$79	$—	$—	$4

Off-Balance Sheet Arrangements

As of December 31, 2014, our off-balance sheet arrangements include letters of credit of $83 million, unconditional purchase obligations of $83 million and surety bonds of $27 million. These items are discussed in greater detail in Item 8, Financial Statements and Supplementary Data.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes.

We believe that of our significant accounting policies, which are described in Note 2, Significant Accounting Policies, in our consolidated financial statements, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

Goodwill and Intangible Assets.    Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management and franchise contracts. We do not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized over their respective useful lives. In accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles — Goodwill and Other, we review all goodwill and intangible assets for impairment annually (see Note 6), or upon the occurrence of a trigger event.

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

To determine how we test the goodwill of our reporting units for impairment, we consider the results of the previous year’s tests and the percentage by which the fair value of the reporting unit exceeded its carrying value, the performance of our current year operations and our expectations for future operations. We had no goodwill impairment charges in 2014, 2013 or 2012. Based on the most recent goodwill impairment test performed in 2014, we do not expect the goodwill of our reporting units will be impaired in the near future.

We may also qualitatively assess our indefinite lived intangible assets for impairment prior to performing the quantitative impairment test, utilizing the same methodology as described previously for our goodwill impairment assessment. If the quantitative analysis is required, we determine the fair value of our indefinite lived intangible assets primarily using the income approach, which requires us to make certain assumptions including growth in fees, operating expenses, inflation, income taxes and terminal value. We had no impairment charges related to our indefinite lived intangible assets in 2014, 2013 or 2012 as the qualitative assessments concluded that it was not more likely than not that the intangible assets were impaired or the quantitative analyses reflected that the fair values of the intangible assets significantly exceeded their book values.

Our finite lived intangibles are tested for impairment at least annually or whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. During the years ended December 31, 2014, 2013 and 2012, we recorded no significant impairment charges related to finite lived intangible assets.

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

Through the services of third-party actuarial analysts, we determine the value of the future redemption obligation based on statistical formulas which project the timing of future point redemptions based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed as well as the cost of reimbursing hotels and other third parties for other point redemption opportunities.

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability, as of December 31, 2014 and 2013 was $1,115 million and $1,036 million, respectively, of which $453 million and $313 million, respectively, was included in accrued expenses. A 10% reduction in the estimate of “breakage” would have increased the liability at December 31, 2014 by approximately $38 million.

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

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2014 and 2013, the average estimated default rate for our pools of receivables was 9.2% and 9.3%, respectively.

We use the origination of the notes by brand (Sheraton, Westin, and Other) and the Fair Isaac Corporation (FICO) scores of the buyers as the primary credit quality indicator to calculate the loan loss reserve for the vacation ownership notes, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the buyers. In addition to quantitatively calculating the loan loss reserve based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables and current default trends by brand and origination year.

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $5 million.

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

Assets Held for Sale. We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of a property for which we have significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement. The operations of the properties held for sale prior to the sale date are recorded in discontinued operations only if the disposal represents a strategic shift that will have a major effect on our operations and financial results.

Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. An estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations (see Note 24).

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

We enter into a derivative financial arrangement to the extent it meets the objectives described above, and we do not engage in such transactions for trading or speculative purposes (see Note 21).

At December 31, 2014, we were party to the following derivative instruments:

•

Forward contracts to hedge forecasted transactions for management and franchise fee revenues earned in foreign currencies. The aggregate dollar equivalent of the notional amounts was approximately $45 million. These contracts expire in 2015.

•

Forward foreign exchange contracts to manage the foreign currency exposure related to certain intercompany loans not deemed to be permanently invested. The aggregate dollar equivalent of the notional amounts of the forward contracts was approximately $1,928 million. These contracts expire in 2015.

•

Interest rate swap agreements to manage interest expense to modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The aggregate notional amount of the interest rate swaps was $250 million. The swaps expire in 2018 and 2019 when the related debt matures.

The following table sets forth the scheduled maturities and the total fair value of our indebtedness excluding securitized vacation ownership debt as of December 31, 2014 (in millions):

	Expected Maturity or Transaction Date At December 31,						Total at December 31, 2014	Total Fair Value at December 31, 2014
	2015	2016	2017	2018	2019	Thereafter
Indebtedness
Fixed rate	$296	$2	$3	$225	$113	$1,131	$1,770	$1,890
Average interest rate							5.11%
Floating rate	$1	$31	$3	$151	$100	$639	$925	$925
Average interest rate							1.94%

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item appear beginning on page F-1 of this Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon the foregoing evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of the Corporation’s Independent Registered Public Accounting Firm are set forth in Item 8 of this Annual Report and are incorporated herein by reference.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and corporate governance will be included in our proxy statement for the 2015 Annual Meeting of Stockholders (the Proxy Statement). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2014 and such information is incorporated herein by reference.

Executive Officers of the Registrants

The following table includes certain information with respect to each of our executive officers.

Name (listed alphabetically, after Chief Executive Officer)	Position
Adam M. Aron	Interim Chief Executive Officer and a Director
Jeffrey M. Cava	Executive Vice President and Chief Human Resources Officer
Christie N. Hicks	Senior Vice President, Starwood Sales Organization
Thomas B. Mangas	Executive Vice President and Chief Financial Officer
Philip P. McAveety	Executive Vice President and Chief Brand Officer
Martha C. Poulter	Executive Vice President & Chief Information Officer
Sergio D. Rivera	President, The Americas
Alan M. Schnaid	Senior Vice President, Corporate Controller and Principal Accounting Officer
Kenneth S. Siegel	Chief Administrative Officer, General Counsel and Secretary
Simon M. Turner	President, Global Development

Biographies for our executive officers follow:

Adam M. Aron. Mr. Aron, 60, has been Interim Chief Executive Officer of the Company since February 14, 2015 and has served as a member of the Company’s Board of Directors since 2006. Since 2006, he has also been a Senior Operating Partner at Apollo Management L.P., a private equity, debt and capital markets investor, and Chief Executive Officer of World Leisure Partners, Inc., a leisure-related consultancy. He served as Chief Executive Officer of the Philadelphia 76ers, a professional basketball team, from 2011 to 2013. From 1996 through 2006, Mr. Aron was Chairman and Chief Executive Officer of Vail Resorts, Inc., an owner and operator of ski resorts and hotels. From 1993 through 1996, he was President and Chief Executive Officer of Norwegian Cruise Line Holdings Limited, a global cruise operator. Earlier in his career, Mr. Aron was Senior Vice President of Marketing for United Airlines and for the Hyatt Hotels Corporation. Mr. Aron is a director of Prestige Cruise Holdings and Norwegian Cruise Line Holdings Limited and a member of the Council on Foreign Relations.

Jeffrey M. Cava. Mr. Cava, 63, has been Executive Vice President and Chief Human Resources Officer since May 2008. Mr. Cava served as Executive Vice President Administration and Chief Human Resources Officer for Wendy’s International, Inc., a restaurant franchising company specializing in quick-service hamburgers, from June 2003 to May 2008. Prior to joining Wendy’s, Mr. Cava was Vice President and Chief Human Resources Officer for Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products; Vice President Human Resources for The Walt Disney Company, Consumer Products Group, a business segment of The Walt Disney Company that extends the Disney brand to a range of merchandise; and Vice President of Global Staffing, Training and Development for ITT Sheraton Corporation, a hotel company. Mr. Cava is also a member of the board of directors and has chaired the compensation committee of The Society for Human Resources Management, a non-profit global human resources professional organization.

Christie N. Hicks. Ms. Hicks, 59, has been Senior Vice President, Starwood Sales Organization since December, 2009. Ms. Hicks has been with the Company since October, 1999, when she joined as Vice President, Global Sales, North America, a position she held until mid-2001. From June 2001 to October 2009, Ms. Hicks was Senior Vice President, Global Sales of the Company. Prior to joining the Company, Ms. Hicks held a number of sales positions with Hyatt Hotels and Resorts, a global hospitality company, including Vice President, National Sales. Ms. Hicks is a member of the board of directors of WINiT, Women In Travel – a not for profit organization focused on women’s leadership in the travel industry. Ms. Hicks recently resigned from her position as Senior Vice President, Starwood Sales Organization, and will no longer serve in this role after March 31, 2015.

Thomas B. Mangas. Mr. Mangas, 47, has been Executive Vice President and Chief Financial Officer of the Company since September 2014. Prior to joining the Company, Mr. Mangas served as Executive Vice President & Chief Executive Officer of Armstrong Floor Products, a division of Armstrong World Industries, Inc., a designer and manufacturer of floors, ceilings and cabinets, from November 2013 to September 2014, and as Senior Vice President & Chief Financial Officer of Armstrong World Industries, Inc. from February 2010 to November, 2013. Mr. Mangas spent 20 years at The Procter & Gamble Company in progressively senior roles and, from August 2008 to January 2010, served as Vice President, Finance & Accounting for the Global Beauty & Grooming business of The Procter & Gamble Company, a manufacturer of branded consumer packaged goods. Mr. Mangas is also a member of the board of directors and is chair of the audit committee of ATD Corporation, the indirect parent of American Tire Distributor Holdings Inc., a leading replacement tire distributor in the United States.

Philip P. McAveety. Mr. McAveety, 48, has been Executive Vice President and Chief Brand Officer since April 2008. Prior to joining the company, Mr. McAveety was Global Brand Director of Camper, SL, a fashion footwear company, from January 2007 until March 2008. From July 1997 until December 2006, he served as Vice President, Brand Marketing, Europe, Middle East and Africa at Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products. Mr. McAveety is a member of the board of directors of Parques Reunidos Servicios Centrales S.A., a major owner and operator of leisure parks in Europe, the United States and Latin America. Mr. McAveety recently resigned from his position as Executive Vice President and Chief Brand Officer, and will no longer serve in this role after March 31, 2015.

Martha C. Poulter. Ms. Poulter, 47, has been Executive Vice President & Chief Information Officer of the Company since June 2014. Prior to joining the Company, Ms. Poulter spent eighteen years at GE Capital, a financial services provider, in progressively senior roles, most recently serving as Vice President, General Electric and Chief Information Officer, GE Capital from August 2010 to June 2014. From 2008 to 2010 Ms. Poulter served as Chief Information Officer for GE Capital, Americas and from 2007 to 2008 served as Chief Information Officer for GE Capital, Capital Solutions. From 1995 to 2007, Ms. Poulter held various positions for General Electric, Corporate Financial Services. Prior to joining GE Capital, Ms. Poulter held various positions with Southern New England Telephone, a telecommunications company.

Sergio D. Rivera. Mr. Rivera, 52, has been President, The Americas since July 1, 2014. Previously, Mr. Rivera was Co-President, The Americas since June 2012, and President and Chief Executive Officer of Starwood Vacation Ownership, a wholly owned subsidiary of the Company. Prior to 2008, Mr. Rivera held progressively senior management roles within the Company, including Controller, Vice President of Sales and Marketing, Senior Vice President of International Operations, and President of Global Real Estate. Mr. Rivera began his career with the Company through its predecessor company, Vistana Resorts, in 1989. Mr. Rivera is a member of the board of directors of Health Care REIT, Inc., an investor in healthcare real estate, the American Resort Development Association, a trade association representing the vacation ownership and resort development industries, and the Florida Chamber of Commerce.

Alan M. Schnaid. Mr. Schnaid, 48, served as Interim Chief Financial Officer of the Company from April 20l4 to September 2014, and has been Senior Vice President, Corporate Controller and Principal Accounting Officer of the Company since May 2005. Mr. Schnaid joined the Company in 1994 as Assistant Corporate Controller, became Corporate Controller in August 1994, Vice President in August 1996, and Senior Vice President in August 1998. Prior to joining the Company, Mr. Schnaid held accounting positions with Mazars and Company, Kenneth Leventhal and Company and Laventhol & Horwath. Mr. Schnaid is on the board of CommLoan.com, a privately held company providing a web based, turnkey, private labeled commercial mortgage platform to brokers, lenders and borrowers in the commercial real estate industry.

Kenneth S. Siegel. Mr. Siegel, 59, has been Chief Administrative Officer, General Counsel and Secretary since May 2006. From November 2000 to May 2006, Mr. Siegel held the position of Executive Vice President and General Counsel. In February 2001, he was also appointed as the Secretary of the Company. Mr. Siegel was formerly the Senior Vice President and General Counsel of Gartner, Inc., a provider of research and analysis on information technology industries, from January 2000 to November 2000. Prior to that time, he served as Senior Vice President, General Counsel and Corporate Secretary of IMS Health Incorporated, an information services company, and its predecessors from February 1997 to December 1999. Prior to that time, Mr. Siegel was a Partner in the law firm of Baker & Botts, LLP. Mr. Siegel is also a Trustee Emeritus of Cancer Hope Network, a non-profit entity, a Trustee of Minority Corporate Counsel Association, and a Trustee of Sacred Heart University.

Simon M. Turner. Mr. Turner, 53, has been President, Global Development since May 2008. From June 1996 to April 2008, he was a principal of Hotel Capital Advisers, Inc., a hotel investment advisory firm. During this period, Mr. Turner served on the board of directors of Four Season Hotels, Inc., serving as a member of the Human Resources Committee and the Audit Committee. He was also a member of the board of directors of Fairmont Raffles Hotels International and was chairman of the Audit Committee. From July 1987 to May 1996, Mr. Turner was a member of the Investment Banking Department of Salomon Brothers, based in both New York and London. He currently serves as a trustee of the Urban Land Institute and is a member of the Dean’s Advisory Board of the School of Hotel Administration at Cornell University.

Item 11.	Executive Compensation.

Information regarding executive compensation will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2014 and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2014 and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information regarding certain relationships and related transactions and director independence will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2014 and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services will be included in our Proxy Statement. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2014 and such information is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

1-2.	The financial statements and financial statement schedule listed in the Index to Financial Statements and Schedule following the signature pages hereof.

3.	Exhibits:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company, as of May 30, 2007 (incorporated by reference to Appendix A to the Company’s 2007 Notice of Annual Meeting and Proxy Statement (Commission File Number 001-07959) filed with the SEC on April 26, 2007).
3.2	Amended and Restated Bylaws of the Company, as amended and restated through June 30, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on July 1, 2013).
4.1	Termination Agreement dated as of April 7, 2006 between the Company and the Trust (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on April 13, 2006 (the “April 13 Form 8-K”)).
4.2	Amended and Restated Rights Agreement, dated as of April 7, 2006, between the Company and American Stock Transfer and Trust Company, as Rights Agent (which includes the form of Amended and Restated Articles Supplementary of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.2 of the April 13 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 (Commission File Number 333-07221) filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on January 8, 1999).
4.5	Second Indenture Supplement, dated as of April 9, 2006, among the Company, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the April 13 Form 8-K).
4.6	Indenture, dated as of September 13, 2007, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on September 17, 2007 (the “September 17 Form 8-K”)).
4.7	Supplemental Indenture No. 2, dated as of May 23, 2008, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on May 28, 2008).
4.8	Supplemental Indenture No. 4, dated as of November 20, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on November 23, 2009).
4.9	Indenture, dated as of December 10, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on December 10, 2012 (the “December 10 Form 8-K”)).
4.10	Supplemental Indenture No. 1, dated as of December 10, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the December 10 Form 8-K).

Exhibit Number	Description of Exhibit
4.11	Supplemental Indenture No. 2, dated as of September 15, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on September 15, 2014).
10.1	Third Amended and Restated Limited Partnership Agreement of SLC Operating Limited Partnership, dated January 6, 1999 (the “SLC LPA”), among the Company and the limited partners of SLC Operating Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 1998).
10.2	Amendment to the SLC LPA, effective as of December 27, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”)).
10.3	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital Group, L.L.C. and Starwood Lodging Trust (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 1997).
10.4	Credit Agreement, dated as of November 30, 2012, by and among the Company, certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on December 5, 2012).
10.5	First Amendment to Credit Agreement, dated as of February 6, 2013, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2012).
10.6	Second Amendment to Credit Agreement, dated as of January 3, 2014, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the 2013 Form 10-K).
10.7	Third Amendment to Credit Agreement, dated as of July 29, 2014, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other persons party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended September 30, 2014 (the “2014 Form 10-Q3”)).
10.8	Fourth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other persons party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on October 2, 2014).
10.9	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)). *
10.10	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended September 30, 2001). *
10.11	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended March 31, 2003 (the “2003 Form 10-Q1”)). *
10.12	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”)). *

Exhibit Number	Description of Exhibit
10.13	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K). *
10.14	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Company’s 2002 Notice of Annual Meeting and Proxy Statement (Commission File Number 001-07959) filed with the SEC on April 12, 2002). *
10.15	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 Form 10-Q1). *
10.16	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”)). *
10.17	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K). *
10.18	Starwood Hotels & Resorts Worldwide, Inc. 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008 (“2004 LTIP”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on January 6, 2009 (the “January 2009 Form 8-K”)). *
10.19	First Amendment to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2013). *
10.20	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2004). *
10.21	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K). *
10.22	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC February 13, 2006 (the “February 2006 Form 8-K”)). *
10.23	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K). *
10.24	Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the period ended June 30, 2006 (the 2006 Form 10-Q2”)). *
10.25	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2). *
10.26	Form of 2013 Performance Share Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.24 to the 2013 Form 10-K). *
10.27	Form of 2013 Restricted Stock Award Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.24 to the 2013 Form 10-K). *
10.28	Annual Incentive Plan for Certain Executives, amended and restated as of December 2008 (incorporated by reference to Exhibit 10.2 to the January 2009 Form 8-K). *
10.29	Starwood Hotels & Resorts Worldwide, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 22, 2008 (incorporate by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2007). *
10.30	Starwood Hotels & Resorts Worldwide, Inc. 2013 Long-Term Incentive Compensation Plan (“2013 LTIP”) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-189674) filed June 28, 2013). *

Exhibit Number	Description of Exhibit
10.31	Form of Indemnification Agreement between the Company and each of its Directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on November 25, 2009). *
10.32	Separation Agreement and General Release, dated February 16, 2015, between the Company and Frits van Paasschen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2015). *
10.33	Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the period ended September 30, 2007 (the “2007 Form 10-Q3”)). *
10.34	Employment Agreement, dated as of November 13, 2003, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2003). *
10.35	Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on August 17, 2007 (the “August 17 Form 8-K”)). *
10.36	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”)). *
10.37	Employment Agreement, dated as of September 25, 2000, between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2000). *
10.38	Letter Agreement, dated July 22, 2004 between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K). *
10.39	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.43 to the 2008 Form 10-K). *
10.40	Employment Agreement, dated as of August 2, 2007, between the Company and Bruce W. Duncan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2007). *
10.41	Form of Restricted Stock Unit Agreement between the Company and Bruce W. Duncan pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the period ended March 31, 2007). *
10.42	Amended and Restated Employment Agreement, dated as of April 18, 2013, by and between Starwood Hotels & Resorts Worldwide, Inc. and Frits van Paasschen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on April 24, 2013). *
10.43	Form of Restricted Stock Unit Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.6 to the 2007 Form 10-Q3). *
10.44	Form of Restricted Stock Grant between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.7 to the 2007 Form 10-Q3). *
10.45	Form of Severance Agreement between the Company and each of Messrs. Siegel and Prabhu (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K). *
10.46	Letter Agreement, dated August 22, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended March 31, 2009 (the “2009 Form 10-Q1”). *
10.47	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Matthew Avril (incorporated by reference to Exhibit 10.2 to the 2009 Form 10-Q1). *
10.48	Amendment, dated as of December 15, 2011, to employment agreement between the Company and Matthew Avril (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2011). *

Exhibit Number	Description of Exhibit
10.49	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.3 to the 2009 Form 10-Q1). *
10.50	Retirement Agreement and Mutual General Release of Claims by and between Starwood International Licensing Company, S.A.R.L., Starwood Hotels & Resorts Worldwide, Inc. and Matthew E. Avril, dated as of April 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC April 16, 2012). *
10.51	Letter Agreement, dated April 15, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.7 to the 2009 Form 10-Q1). *
10.52	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Simon Turner (incorporated by reference to Exhibit 10.8 to the 2009 Form 10-Q1). *
10.53	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.9 to the 2009 Form 10-Q1). *
10.54	Employment Agreement, dated August 27, 2012, between the Company and Sergio Rivera (incorporated by reference to Exhibit 10.24 to the 2013 Form 10-K). *
10.55	Severance Agreement, dated August 27, 2012, between the Company and Sergio Rivera (incorporated by reference to Exhibit 10.24 to the 2013 Form 10-K). *
10.56	Starwood Savings Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended September 30, 2013). *
10.57	Employment Agreement, dated May 7, 2014, between the Company and Martha Poulter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2014 (the “2014 Form 10-Q2”)). *
10.58	Severance Agreement, dated May 7, 2014, between the Company and Martha Poulter (incorporated by reference to Exhibit 10.2 to the 2014 Form 10-Q2). *
10.59	Form of Restricted Stock Award Agreement pursuant to the 2013 LTIP (incorporated by reference to Exhibit 10.3 to the 2014 Form 10-Q2). *
10.60	Employment Agreement, dated August 18, 2014, between the Company and Thomas B. Mangas (including the Non-Compete, Non-Solicitation, Confidentiality and Intellectual Property Agreement between the Company and Thomas B. Mangas) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on August 27, 2014 (the “August 27 Form 8-K”)). *
10.61	Severance Agreement, dated August 18, 2014, between the Company and Thomas B. Mangas (incorporated by reference to Exhibit 10.2 to the August 27 Form 8-K). *
10.62	Form of Restricted Stock Award Retention Agreement Pursuant to the 2013 LTIP (incorporated by reference to Exhibit 10.3 to the 2014 Form 10-Q3). *
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. +
21.1	List of our Subsidiaries. +
23.1	Consent of Ernst & Young LLP. +
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer. +
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer. +
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer. +
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer. +

Exhibit Number	Description of Exhibit
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to the consolidated financial statements. +

+	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/S/ ADAM M. ARON
Adam M. Aron
Interim Chief Executive Officer and Director

Date: February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ADAM M. ARON	Interim Chief Executive Officer and Director	February 25, 2015
Adam M. Aron

/S/ BRUCE W. DUNCAN	Chairman and Director	February 25, 2015
Bruce W. Duncan

/S/ THOMAS B. MANGAS	Executive Vice President and Chief	February 25, 2015
Thomas B. Mangas	Financial Officer

/S/ ALAN M. SCHNAID	Senior Vice President, Corporate	February 25, 2015
Alan M. Schnaid	Controller and Principal Accounting Officer

/S/ CHARLENE BARSHEFSKY	Director	February 25, 2015
Charlene Barshefsky

/S/ THOMAS E. CLARKE	Director	February 25, 2015
Thomas E. Clarke

/S/ CLAYTON C. DALEY, JR.	Director	February 25, 2015
Clayton C. Daley, Jr.

/S/ LIZANNE GALBREATH	Director	February 25, 2015
Lizanne Galbreath

/S/ ERIC HIPPEAU	Director	February 25, 2015
Eric Hippeau

/S/ AYLWIN B. LEWIS	Director	February 25, 2015
Aylwin B. Lewis

/S/ STEPHEN R. QUAZZO	Director	February 25, 2015
Stephen R. Quazzo

/S/ THOMAS O. RYDER	Director	February 25, 2015
Thomas O. Ryder

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

Management’s Report on Internal Control over Financial Reporting

Management of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (“Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).

Our management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on assessment and those criteria, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited Starwood Hotels & Resorts Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Stamford, Connecticut

February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Stamford, Connecticut

February 25, 2015

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$935	$616
Restricted cash	84	134
Accounts receivable, net of allowance for doubtful accounts of $63 and $59	661	643
Inventories	236	217
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $4 and $6	47	54
Deferred income taxes	199	211
Prepaid expenses and other	159	121

Total current assets	2,321	1,996
Investments	214	251
Plant, property and equipment, net	2,634	3,034
Goodwill and intangible assets, net	1,956	2,032
Deferred income taxes	596	591
Other assets	711	543
Securitized vacation ownership notes receivable, net	227	315

	$8,659	$8,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$297	$2
Accounts payable	101	105
Current maturities of long-term securitized vacation ownership debt	73	97
Accrued expenses	1,307	1,092
Accrued salaries, wages and benefits	416	404
Accrued taxes and other	256	224

Total current liabilities	2,450	1,924
Long-term debt	2,398	1,265
Long-term securitized vacation ownership debt	176	258
Deferred income taxes	38	48
Other liabilities	2,069	1,904

	7,131	5,399

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 172,694,299 and 191,897,809 shares at December 31, 2014 and 2013, respectively	2	2
Additional paid-in capital	47	661
Accumulated other comprehensive loss	(508)	(335)
Retained earnings	1,984	3,032

Total Starwood stockholders’ equity	1,525	3,360
Noncontrolling interest	3	3

Total equity	1,528	3,363

Total liabilities and equity	$8,659	$8,762

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Owned, leased and consolidated joint venture hotels	$1,541	$1,612	$1,698
Vacation ownership and residential sales and services	674	924	1,287
Management fees, franchise fees and other income	1,057	965	888
Other revenues from managed and franchised properties	2,711	2,614	2,448

	5,983	6,115	6,321
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,211	1,292	1,391
Vacation ownership and residential	497	632	961
Selling, general, administrative and other	402	384	370
Restructuring and other special charges (credits), net	(4)	1	(12)
Depreciation	254	239	226
Amortization	29	28	25
Other expenses from managed and franchised properties	2,711	2,614	2,448

	5,100	5,190	5,409
Operating income	883	925	912
Equity earnings and gains from unconsolidated ventures, net	27	26	25
Interest expense, net of interest income of $3, $3 and $2	(94)	(100)	(170)
Loss on early extinguishment of debt, net	(1)	—	(128)
Loss on asset dispositions and impairments, net	(33)	(23)	(21)

Income from continuing operations before taxes and noncontrolling interests	782	828	618
Income tax expense	(139)	(263)	(148)

Income from continuing operations	643	565	470
Discontinued operations:
Loss from operations, net of tax (benefit) expense of $0, $0 and $0	—	(1)	—
Gain (loss) on dispositions, net of tax (benefit) expense of $(5), $(69) and $87	(10)	71	92

Net income attributable to Starwood	$633	$635	$562

Earnings (Losses) Per Share — Basic
Continuing operations	$3.49	$2.96	$2.44
Discontinued operations	(0.06)	0.37	0.48

Net income	$3.43	$3.33	$2.92

Earnings (Losses) Per Share — Diluted
Continuing operations	$3.46	$2.92	$2.39
Discontinued operations	(0.06)	0.36	0.47

Net income	$3.40	$3.28	$2.86

Weighted average number of shares	185	191	193

Weighted average number of shares assuming dilution	186	193	197

Dividends declared per share	$4.00	$1.35	$1.25

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$633	$635	$562
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(162)	(20)	25
Defined benefit pension and postretirement plans activity	(13)	22	(11)
Cash flow hedges net gains (losses)	3	1	(4)

	(172)	3	10
Comprehensive income	461	638	572
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—
Foreign currency translation adjustments attributable to noncontrolling interests	(1)	—	—

Comprehensive income attributable to Starwood	$460	$638	$572

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Equity Attributable to Starwood Stockholders					Equity Attributable to Noncontrolling Interests	Total
	Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount
	(in millions)
Balance at December 31, 2011	196	$2	$963	$(348)	$2,337	$1	$2,955
Net income	—	—	—	—	562	—	562
Stock option and restricted stock award transactions, net (1)	3	—	167	—	—	—	167
ESPP stock issuances	—	—	6	—	—	—	6
Share repurchases	(6)	—	(320)	—	—	—	(320)
Other comprehensive income	—	—	—	10	—	—	10
Dividends	—	—	—	—	(242)	—	(242)
Acquisition of non-controlling interest and other	—	—	—	—	—	4	4

Balance at December 31, 2012	193	2	816	(338)	2,657	5	3,142
Net income	—	—	—	—	635	—	635
Stock option and restricted stock award transactions, net (1)	4	—	154	—	—	—	154
ESPP stock issuances	—	—	6	—	—	—	6
Share repurchases	(5)	—	(316)	—	—	—	(316)
Other comprehensive income	—	—	—	3	—	—	3
Dividends	—	—	—	—	(260)	—	(260)
Acquisition of non-controlling interest	—	—	1	—	—	(2)	(1)

Balance at December 31, 2013	192	2	661	(335)	3,032	3	3,363
Net income	—	—	—	—	633	—	633
Stock option and restricted stock award transactions, net (1)	1	—	79	—	—	—	79
ESPP stock issuances	—	—	7	—	—	—	7
Share repurchases	(20)	—	(700)	—	(936)	—	(1,636)
Other comprehensive income (loss)	—	—	—	(173)	—	1	(172)
Dividends	—	—	—	—	(745)	—	(745)
Acquisition of non-controlling interest	—	—	—	—	—	(1)	(1)

Balance at December 31, 2014	173	$2	$47	$(508)	$1,984	$3	$1,528

(1)	Stock option and restricted stock award transactions are net of a tax benefit of $9 million, $26 million and $72 million in 2014, 2013, and 2012, respectively.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$633	$635	$562
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	10	(71)	(92)
Stock-based compensation expense	52	54	63
Excess stock-based compensation tax benefit	(9)	(26)	(72)
Depreciation and amortization	283	267	251
Amortization of deferred loan costs	4	5	6
(Gain) loss on debt extinguishment, net	1	(4)	128
Non-cash portion of restructuring and other special charges (credits), net	(1)	1	—
Non-cash foreign currency (gains) losses, net	(4)	14	(5)
Amortization of deferred gains	(86)	(91)	(87)
Provision for doubtful accounts	25	22	33
Distributions in excess of equity earnings	6	—	—
Loss on asset dispositions and impairments, net	33	23	21
Non-cash portion of income tax expense (benefit)	(17)	65	(20)
Changes in working capital:
Restricted cash	(31)	46	(2)
Accounts receivable	(8)	(42)	(3)
Inventories	22	156	448
Prepaid expenses and other	(45)	(4)	(7)
Accounts payable and accrued expenses	233	10	(115)
Accrued income taxes	—	58	76
Securitized VOI notes receivable activity, net	97	144	7
VOI notes receivable activity, net	(108)	(157)	(24)
Other, net	(96)	46	16

Cash from operating activities	994	1,151	1,184

Investing Activities
Purchases of plant, property and equipment	(327)	(364)	(362)
Proceeds from asset sales, net	800	260	528
Issuance of notes receivable	(6)	—	(4)
Collection of notes receivable, net	5	3	4
Acquisitions, net of acquired cash	(45)	(67)	(45)
Purchases of investments	(1)	(1)	(2)
Proceeds from investments	6	4	4
Other, net	(11)	7	3

Cash from (used for) investing activities	421	(158)	126

Financing Activities
Commercial paper, net	634	—	—
Long-term debt issued	656	—	358
Long-term debt repaid	(2)	(1)	(1,409)
Long-term securitized debt issued	—	—	166
Long-term securitized debt repaid	(106)	(178)	(165)
(Increase) decrease in restricted cash	94	(19)	69
Dividends paid	(735)	(256)	(242)
Proceeds from stock option exercises	27	88	74
Excess stock-based compensation tax benefit	9	26	72
Share repurchases	(1,636)	(316)	(320)
Other, net	(28)	(22)	(59)

Cash (used for) from financing activities	(1,087)	(678)	(1,456)

Exchange rate effect on cash and cash equivalents	(9)	(4)	(3)

Increase (decrease) in cash and cash equivalents	319	311	(149)
Cash and cash equivalents — beginning of period	616	305	454

Cash and cash equivalents — end of period	$935	$616	$305

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$74	$68	$170

Income taxes, net of refunds	$141	$130	$103

Non-cash capital lease obligation	$153	$—	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries (we, us, the Company, or Starwood). We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,222 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upper upscale. The principal operations of Starwood Vacation Ownership, Inc. (SVO) include the development and operation of vacation ownership resorts; and marketing, selling and financing of vacation ownership interests (VOIs) in the resorts.

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

Restricted Cash.    Restricted cash primarily consists of deposits received on sales of VOIs and residential properties that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. The majority of our restricted cash in 2013 related to cash used as collateral to reduce fees on letters of credit. Additionally, restricted cash includes cash held by our VIEs from our securitization transactions (see Note 8).

Inventories.    Inventories are comprised principally of VOIs of $213 million and $182 million as of December 31, 2014 and 2013, respectively, and hotel inventory. VOI inventory, which has an operating cycle that generally exceeds 12 months, is classified as a current asset consistent with recognized industry practice. VOI inventory is carried at the lower of cost or net realizable value and includes capitalized interest. Capitalized interest incurred in 2014, 2013 and 2012 was de minimis. Hotel inventory includes operating supplies and food and beverage inventory items which are generally valued at the lower of FIFO cost (first-in, first-out) or market.

Loan Loss Reserves.    For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2014 and 2013, the average estimated default rate of our pools of receivables was 9.2% and 9.3%, respectively.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $5 million.

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

Investments.    Investments in joint ventures are generally accounted for under the equity method of accounting when we have a 20% to 50% ownership interest or exercise significant influence over the venture. If our interest exceeds 50% or, if we have the power to direct the economic activities of the entity and the obligation to absorb losses or receive benefits from the entity that could be significant, then the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

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

Assets Held for Sale.    We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exists. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of a property for which we have significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement (see Note 10). Prior to our adoption of Accounting Standard Update (ASU) No. 2014-08, “Presentation of Financial Statements” on July 1, 2014, the operations of the properties sold or held for sale prior to the sale date were recorded in discontinued operations unless we had significant continuing involvement (such as through a management or franchise agreement) after the sale. After our adoption of ASU No. 2014-08, the operations of properties sold or held for sale prior to the sale date are recorded in discontinued operations only if the disposal represents a strategic shift that will have a major effect on our operations and financial results.

Plant, Property and Equipment.    Plant, property and equipment are recorded at cost. We recorded capitalized interest of $5 million, $7 million and $7 million incurred in 2014, 2013 and 2012, respectively. The costs of improvements that extend the life of plant, property and equipment, such as structural improvements, equipment and fixtures, are capitalized. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 20 years for information technology software and equipment; and the lesser of the lease term or the economic useful life for leasehold

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are retired or sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by us relating to the assets sold are insignificant.

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

Goodwill and Intangible Assets.    Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management and franchise contracts. We do not amortize goodwill and intangible assets with indefinite lives. Intangible assets with finite lives are amortized over their respective useful lives. In accordance with ASC Topic 350, Intangibles — Goodwill and Other, we review all goodwill and intangible assets for impairment annually, or upon the occurrence of a trigger event.

When testing goodwill for impairment, ASC Topic 350 permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. We may also qualitatively assess our indefinite lived intangible assets for impairment prior to performing the quantitative impairment test. We evaluate the recoverability of our finite lived intangible assets in the same manner in which our property, plant and equipment are evaluated, as discussed above. Impairment charges, if any, are recognized in operating results.

Frequent Guest Program.    Starwood Preferred Guest® (SPG) is our frequent guest incentive marketing program. SPG members earn points based on spending at our owned, managed and franchised hotels, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards and airline travel. Points may be redeemed at substantially all of our owned, leased, managed and franchised hotels as well as through other redemption opportunities with third parties, such as conversion to airline miles.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability, as of December 31, 2014 and 2013, was $1,115 million and $1,036 million, respectively, of which $453 million and $313 million,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

respectively, was included in accrued expenses. A 10% decrease to the breakage estimate used in determining the future redemption obligation at December 31, 2014 would have increased the liability by approximately $38 million.

Legal Contingencies.    We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. ASC Topic 450, Contingencies, requires that an estimated loss from a loss contingency be accrued with a corresponding charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Changes in these factors could materially impact our financial position or our results of operations (see Note 24).

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

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Derivative Financial Instruments.    We record derivatives at fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument in our financial statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment hedge in non-U.S. operations based on the exposure we are hedging. For the effective portion of qualifying cash flow hedges, we record changes in fair value in other comprehensive income (OCI). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings.

We review the effectiveness of our hedging instruments quarterly and recognize current period hedge ineffectiveness, if any, immediately in earnings. We recognize changes in the fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur.

We do not enter into derivative financial instruments for trading or speculative purposes, and we monitor the financial stability and credit standing of our counterparties in these transactions.

Foreign Currency Translation.    Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Translation adjustments from foreign currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net gain of $4 million in 2014, a net loss of $14 million in 2013 and a net gain of $5 million in 2012.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Stock-Based Compensation.    We calculate the fair value of share-based awards on the date of grant. Restricted stock awards are valued based on the share price, performance awards are valued based on a Monte Carlo simulation and, when granted in previous years, options were valued using a lattice valuation model. The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available. The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock may be estimated primarily by the stock’s assumed volatility. The lattice valuation option pricing model required that we estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management decision regarding market factors and trends. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeitures. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded (see Note 20). We issue new shares to satisfy stock option exercises.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Costs Incurred to Sell VOIs.    We capitalize direct costs attributable to the sale of VOIs until the sales are recognized. Selling costs capitalized under this methodology were approximately $5 million and $5 million as of December 31, 2014 and 2013, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of ASC Topic 978, Real Estate – Time Sharing Activities. If a contract is cancelled, we charge the unrecoverable direct selling costs to expense and record forfeited deposits as income.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

If it becomes apparent that the media campaign will not take place, then all costs are expensed at that time. During the years ended December 31, 2014, 2013 and 2012, we incurred approximately $157 million, $154 million and $154 million of advertising expense and other promotional activities, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

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

Impact of Recently Issued Accounting Standards.

Future Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about the ability to continue as a going concern and to provide related interim and annual footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016, and we plan to adopt this ASU for the annual period ending on December 31, 2016. We do not believe the adoption of this update will have a material impact on our financial statements.

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

In January 2014, the FASB issued ASU No. 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This topic clarifies when an in-substance repossession or foreclosure occurs and requires certain additional interim and annual disclosures related to such activity. The amendments in this ASU are effective for reporting periods beginning after December 15, 2014, and we adopted this ASU on a prospective basis on January 1, 2015. We do not believe the adoption of this update will have a material impact on our financial statements.

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

Note 3.    Earnings per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to Starwood’s common stockholders (in millions, except per share data):

	Year Ended December 31,
	2014			2013			2012
	Earnings	Shares	Per Share	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic earnings from continuing operations attributable to Starwood’s common stockholders	$643	185	$3.49	$565	191	$2.96	$470	193	$2.44
Effect of dilutive securities:
Employee options and restricted stock awards	—	1		—	2		—	4

Diluted earnings from continuing operations attributable to Starwood’s common stockholders	$643	186	$3.46	$565	193	$2.92	$470	197	$2.39

Approximately 0.5 million shares, 0.3 million shares and 1.3 million shares were excluded from the computation of diluted shares in 2014, 2013 and 2012, respectively, as their impact would have been anti-dilutive.

Note 4.    Asset Dispositions and Impairments

During the year ended December 31, 2014, we sold eight wholly-owned hotels for cash proceeds net of closing costs of approximately $784 million. Three hotels were sold subject to management agreements that resulted in pre-tax gains of approximately $361 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreements. One hotel was sold subject to a long-term management agreement and this sale resulted in a pre-tax loss of $1 million, which we recorded in the gain (loss) on asset dispositions and impairments, net, line item. Four hotels were sold subject to franchise agreements that resulted in a pre-tax loss of approximately $23 million, which we recorded in the gain (loss) on asset dispositions and impairments, net, line item.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Additionally, during the year ended December 31, 2014, we converted a leased hotel to a managed hotel subject to a long-term management agreement, and recorded a pre-tax loss of $21 million, which was recorded in the gain (loss) on asset dispositions and impairments, net line item. We provided financing to the hotel owner in the form of a note receivable to fund the transaction price. We will provide additional financing over the next few years to fund a significant renovation of the hotel.

Further, during the year ended December 31, 2014, we terminated our leasehold interest in a hotel and entered into a long-term franchise agreement with the hotel’s owner. In connection with the termination, we recognized a pre-tax loss of $7 million, which was recorded in the gain (loss) on asset dispositions and impairments, net line item.

Furthermore, during the year ended December 31, 2014, we recorded a $7 million impairment associated with one of our unconsolidated joint ventures and a $10 million pre-tax gain on the sale of our interest in another unconsolidated joint venture, both of which were recorded in the gain (loss) on asset dispositions and impairments, net line item.

Finally, during the year ended December 31, 2014, we recognized approximately $31 million of previously deferred gains in connection with hotels that converted from managed hotels to franchised hotels, subject to long-term franchise agreements.

During the year ended December 31, 2013, we sold six wholly-owned hotels for cash proceeds net of closing costs of approximately $248 million. Four hotels were sold subject to long-term franchise agreements and we recorded a net pre-tax gain of $6 million related to the sales of these hotels. One hotel was sold subject to a long-term management agreement and this sale resulted in a pre-tax gain of approximately $3 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement. One hotel was sold subject to a long-term management agreement and this sale resulted in a pre-tax loss of $7 million, which we recorded in the gain (loss) on asset dispositions and impairments, net, line item.

Additionally, during the year ended December 31, 2013, we recorded a pre-tax loss of $11 million related to asset disposals in connection with various hotel renovations, which was partially offset by insurance proceeds of $5 million and a pre-tax gain of $4 million on the sale of a non-core asset for cash proceeds net of closing costs of $12 million.

During the year ended December 31, 2012, we sold one wholly-owned hotel for cash proceeds net of closing costs of approximately $11 million and recognized a pre-tax loss of $7 million in the gain (loss) on asset dispositions and impairments, net, line item. The hotel was sold subject to a long-term franchise agreement. Also during the year ended December 31, 2012, we sold two wholly-owned hotels, subject to long-term management agreements, for cash proceeds net of closing costs of approximately $244 million. We recorded deferred gains of approximately $100 million in connection with these sales. The deferred gains will be amortized into the management fees, franchise fees and other income line over the initial terms of the management agreements.

Additionally, during the year ended December 31, 2012, we recorded a pre-tax loss of $9 million related to the other-than-temporary impairment of our investment in an unconsolidated joint venture.

Finally, during the year ended December 31, 2012, we sold five wholly-owned hotels, unencumbered by management or franchise agreements, for cash proceeds net of closing costs of approximately $265 million. In connection with the sales, we recognized a gain of approximately $78 million (net of tax), partially offset by an impairment charge of $5 million (net of tax) recorded in discontinued operations, net (see Note 16).

During the years ended December 31, 2014, 2013 and 2012, we reviewed the recoverability of the carrying values of our owned hotels and determined that certain hotels or hotel assets were impaired. The fair values of the hotels were estimated primarily from the income approach via the use of discounted cash flows models. Impairment charges totaling $13 million, $19 million and $2 million, relating to one, two and two hotels, were

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

recorded in the gain (loss) on asset dispositions and impairments, net line item in the years ended December 31, 2014, 2013 and 2012, respectively, and to the following segment asset groups (in millions):

	Year Ended December 31,
	2014	2013	2012
Americas	$13	$17	$—
EAME	—	2	2

Total	$13	$19	$2

Note 5.    Plant, Property and Equipment

Plant, property and equipment consisted of the following (in millions):

	December 31,
	2014	2013
Land and improvements	$292	$506
Buildings and improvements	2,661	2,895
Furniture, fixtures and equipment	1,849	1,865
Construction work in process	80	152

	4,882	5,418
Less accumulated depreciation and amortization	(2,248)	(2,384)

	$2,634	$3,034

During the year ended December 31, 2013, we acquired a hotel for cash consideration of $12 million.

The above balances include unamortized capitalized software costs of $206 million and $178 million at December 31, 2014 and 2013, respectively. Amortization of capitalized software costs was $40 million, $35 million and $33 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The net book value of capital lease assets as of December 31, 2014 and 2013 was $128 million and $1 million, respectively, which was net of accumulated depreciation of $6 million and $1 million, respectively.

Note 6.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows (in millions):

	Americas Segment	EAME Segment	Asia Pacific Segment	Vacation Ownership and Residential Segment	Total
Balance at January 1, 2013	$728	$265	$283	$151	$1,427
Currency translation adjustment	(1)	5	(1)	—	3
Asset dispositions	(22)	—	—	—	(22)
Other	—	(1)	—	—	(1)

Balance at December 31, 2013	$705	$269	$282	$151	$1,407

Balance at January 1, 2014	$705	$269	$282	$151	$1,407
Currency translation adjustment	(1)	(15)	—	—	(16)
Asset dispositions	(21)	(12)	(36)	—	(69)

Balance at December 31, 2014	$683	$242	$246	$151	$1,322

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

At October 31, 2014, the date of our annual impairment valuation, we quantitatively evaluated the goodwill of each of our reporting units and determined that, for each reporting unit, the fair value significantly exceeded the book value. We used a market approach to determine the fair value of the reporting units. We utilized earnings multiples from various independent, third-party investment firms and applied those earnings multiples to the respective earnings streams generated by each of our reporting units to determine the fair value for each of the segments.

In 2013, we determined qualitatively that it was not more likely than not that the goodwill of the vacation ownership and residential reporting unit was impaired. As well, we evaluated the goodwill for the hotel reporting units using the same earnings multiples approach described previously and determined that, for each of the hotel reporting units, the fair value significantly exceeded the book value. In 2013, we concluded no impairment existed for any of our reporting units.

Intangible assets consisted of the following (in millions):

	December 31,
	2014	2013
Trademarks and trade names	$310	$316
Management and franchise agreements	519	493
Other	17	16

	846	825
Accumulated amortization	(212)	(200)

	$634	$625

The intangible assets related to management and franchise agreements have finite lives, and accordingly, we recorded amortization expense of $29 million, $28 million, and $24 million, respectively, during the years ended December 31, 2014, 2013 and 2012. The other intangible assets noted above have indefinite lives.

Amortization expense relating to intangible assets with finite lives for each of the years ended December 31, is expected to be as follows (in millions):

2015	$29
2016	27
2017	26
2018	25
2019	24

During the fourth quarters of the years ended December 31, 2014, 2013 and 2012, respectively, we performed our annual quantitative and qualitative impairment valuations of our indefinite lived intangibles. Our finite lived intangibles are tested for impairment at least annually or whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. During the years ended December 31, 2014, 2013 and 2012, we recorded no significant impairment charges related to indefinite or finite lived intangible assets.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.    Other Assets

Other assets included the following (in millions):

	December 31,
	2014	2013
VOI notes receivable, net of allowance of $61 and $52	$295	$217
Prepaid expenses	223	186
Deposits and other	193	140

Total	$711	$543

The increase in VOI notes receivable was primarily due to financed VOI sales throughout the year ended December 31, 2014, as we did not complete a securitization in 2014. See Note 9 for discussion relating to VOI notes receivable.

Note 8.    Transfers of Financial Assets

We have variable interests in the entities associated with our four outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (VIEs). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $16 million and $21 million during 2014 and 2013, respectively. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interest in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 14). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $38 million, $51 million, and $49 million during 2014, 2013, and 2012, respectively, and is classified in cash and cash equivalents.

During the year ended December 31, 2013, we terminated securitizations we originally completed in 2005 (the 2005 Securitization) and 2006 (the 2006 Securitization), including paydown of all principal and interest due. The termination of the 2005 Securitization was pre-funded by a securitization we completed in 2012 (the 2012 Securitization) and resulted in the transfer of $19 million of vacation ownership notes receivable to the 2012 Securitization. The termination of the 2006 Securitization required a cash payment of $12 million and resulted in the release of $12 million of previously securitized vacation ownership notes receivable to unsecuritized notes receivable.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

See Note 9 for disclosures and amounts related to the securitized vacation ownership notes receivable consolidated on our balance sheets as of December 31, 2014 and 2013.

Note 9.    Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consist of the following (in millions):

	December 31,
	2014	2013
Vacation ownership loans – securitized	$274	$369
Vacation ownership loans – unsecuritized	331	247

	605	616
Less: current portion
Vacation ownership loans – securitized	(47)	(54)
Vacation ownership loans – unsecuritized	(36)	(30)

	$522	$532

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

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Vacation ownership loans – securitized	$45	$63	$69
Vacation ownership loans – unsecuritized	38	21	15

	$83	$84	$84

The following tables present future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2015	$51	$43	$94
2016	52	31	83
2017	49	33	82
2018	41	35	76
2019	35	38	73
Thereafter	74	219	293

Balance at December 31, 2014	$302	$399	$701

Weighted average interest rates	13.04%	12.99%	13.01%

Range of interest rates	6 to 17%	5 to 17%	5 to 17%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

large amounts of homogeneous VOI notes receivable and therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of December 31, 2014 and 2013, the average estimated default rate for our pools of receivables was 9.2% and 9.3%, respectively.

The activity and balances for our loan loss reserve were as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2011	$80	$56	$136
Provisions for loan losses	—	26	26
Write-offs	—	(41)	(41)
Other	(7)	7	—

Balance at December 31, 2012	73	48	121
Provisions for loan losses	(10)	21	11
Write-offs	—	(29)	(29)
Other	(20)	20	—

Balance at December 31, 2013	43	60	103
Provisions for loan losses	(2)	24	22
Write-offs	—	(29)	(29)
Other	(13)	13	—

Balance at December 31, 2014	$28	$68	$96

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

During the year ended December 31, 2014, we recorded a net adjustment to the loan loss reserves of $22 million, driven by a net $24 million increase in the reserves for new contract sales, partially offset by a net $2 million favorable adjustment from improved performance in the portfolio.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of December 31, 2014
	700+	600-699	<600	No Score	Total
Sheraton	$157	$134	$15	$62	$368
Westin	186	88	6	36	316
Other	9	2	—	6	17

	$352	$224	$21	$104	$701

	As of December 31, 2013
	700+	600-699	<600	No Score	Total
Sheraton	$156	$130	$19	$59	$364
Westin	199	91	7	37	334
Other	11	3	—	7	21

	$366	$224	$26	$103	$719

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $5 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $42 million and $48 million as of December 31, 2014 and 2013, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of December 31, 2014	$701	$659	$9	$4	$29	$42
As of December 31, 2013	$719	$671	$9	$5	$34	$48

Note 10.    Deferred Gains

We defer gains realized in connection with the sale of a property for which we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 4). As of December 31, 2014 and 2013, we had total deferred gains of $1,168 million and $954 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $86 million, $91 million and $87 million in 2014, 2013 and 2012, respectively.

Note 11.    Restructuring and Other Special Charges (Credits), Net

Restructuring and other special charges (credits), net were $(4) million, $1 million and $(12) million for the years ended December 31, 2014, 2013 and 2012, respectively. These net charges (credits) are not recorded in our reportable segment earnings.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2014, we reversed a $3 million reserve related to a note receivable associated with a previous disposition, as the entire balance was collected during 2014.

During the year ended December 31, 2013, we decided to absorb certain technology related costs and expenses that we previously intended to collect from our managed and franchised properties. As a result, we recorded a $19 million charge, representing the costs and expenses incurred through the end of 2013 that are no longer intended to be recovered. The year ended December 31, 2013 also included approximately $5 million in severance costs related to a leased hotel that we exited during 2014. These charges were partially offset by a favorable adjustment to a legal reserve of approximately $22 million related to a 2013 judgment and settlement, legal fees and expenses in regards to a long standing litigation.

During the year ended December 31, 2012, we recorded a favorable adjustment of $11 million to reverse a portion of our litigation reserve related to the same litigation.

We had remaining restructuring accruals of $15 million and $20 million as of December 31, 2014 and 2013, respectively, primarily recorded in other liabilities.

Note 12.    Income Taxes

Income tax data from our continuing operations is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Pretax income
U.S.	$382	$462	$356
Foreign	400	366	262

	$782	$828	$618

Provision (benefit) for income tax
Current:
U.S. federal	$53	$77	$26
State and local	10	3	22
Foreign	93	118	118

	156	198	166

Deferred:
U.S. federal	36	69	(25)
State and local	19	13	(2)
Foreign	(72)	(17)	9

	(17)	65	(18)

	$139	$263	$148

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows (in millions):

	December 31,
	2014	2013
Current deferred tax assets	$199	$211
Long-term deferred tax assets	596	591
Current deferred tax liabilities (1)	(12)	(17)
Long-term deferred tax liabilities	(38)	(48)

Deferred income taxes	$745	$737

(1)	Included in the accrued taxes and other line item in the consolidated balance sheets.

The tax effect of the temporary differences and carryforward items that give rise to deferred tax assets (liabilities) were as follows (in millions):

	December 31,
	2014	2013
Plant, property and equipment	$(1)	$45
Intangibles	(51)	(51)
Inventories	61	52
Deferred gains	396	338
Investments	141	139
Receivables (net of reserves)	(30)	(22)
Accrued expenses and other reserves	117	140
Employee benefits	67	84
Net operating loss, capital loss and tax credit carryforwards	269	270
Other	56	41

	1,025	1,036
Less valuation allowance	(280)	(299)

Deferred income taxes	$745	$737

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

At December 31, 2014, we had gross federal net operating loss carryforwards of $6 million which are subject to certain limitations and have varying expiration dates extending through 2033, the earliest of which will begin to expire in 2026. It is more likely than not that substantially all of these attributes will be realized prior to expiration.

At December 31, 2014, we had gross state net operating loss carryforwards of approximately $1.3 billion, which have varying expiration dates extending through 2034, the earliest of which will begin to expire in 2015.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

We also had state tax credit carryforwards of $19 million of which $4 million are indefinite and $15 million will fully expire by 2026. We have established a valuation allowance against a portion of these attributes as it is more likely than not that they will not be fully realized due to a lack of sustainable earnings in separate state filings.

At December 31, 2014, we had foreign net operating losses, capital losses and other attributes, which are indefinite or have varying expiration dates extending through 2033, of approximately $468 million, $14 million and $13 million, respectively. These carryforwards primarily relate to certain operations in Latin America and Europe and we have established a valuation allowance against the majority of these attributes as it is more likely than not that these attributes will not be realized prior to expiration.

On September 13, 2013, Treasury and the Internal Revenue Service (the IRS) issued final regulations regarding the deduction and capitalization of expenditures related to tangible property, which could affect deferred income taxes. The final regulations under Internal Revenue Code Sections 162, 167, and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they do not have a material impact to our consolidated results of operations.

A reconciliation of our tax provision at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Tax provision at U.S. statutory rate	$274	$290	$216
U.S. state and local income taxes	17	19	6
Net U.S. tax on foreign earnings	—	5	3
Foreign tax rate differential	(90)	(81)	(77)
Foreign withholding tax	25	26	34
Change in permanent reinvestment assertion on certain foreign earnings	(25)	—	—
Change in tax law	2	(31)	—
Change in asset basis	—	(2)	(13)
Change in uncertain tax positions	49	20	15
Tax settlements	(51)	—	(1)
Tax/(benefits) on asset dispositions	(44)	(7)	(41)
Change in valuation allowances	(9)	48	21
Other	(9)	(24)	(15)

Provision for income tax	$139	$263	$148

The foreign tax rate differential benefit primarily relates to our operations in Luxembourg and Singapore.

During the year ended December 31, 2014, we entered into a plan to undertake certain internal legal entity restructurings to better align our operations with our global footprint. As a result, we had a change in the indefinite reinvestment assertion regarding undistributed foreign earnings and profits at certain foreign subsidiaries and we recognized a $25 million tax benefit, including the impacts of foreign tax credits.

No U.S. income taxes have been provided on remaining filing basis undistributed foreign earnings and profits of $3.5 billion as of December 31, 2014 since we have the ability and intent to permanently reinvest these amounts. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

During the year ended December 31, 2013, we recorded a $31 million tax benefit for changes in tax law primarily related to Mexico. On December 11, 2013, Mexican federal income tax law changes were enacted

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

During the year ended December 31, 2014, we reduced the net valuation allowance by $9 million through continuing operations, primarily related to foreign jurisdictions. During the year ended December 31, 2013, we established a net valuation allowance of $48 million through continuing operations primarily related to foreign jurisdictions, which includes $22 million resulting from the law change in Mexico.

During the year ended December 31, 2014, the Tax Increase Prevention Act of 2014 was signed into law which extended certain business tax provisions through December 31, 2014, including IRC section 954(c)(6) dealing with the application of Subpart F to certain inter-company payments among controlled foreign corporations. The expiration of section 954(c)(6) and the other expired provisions could have a material impact on our consolidated results of operations subsequent to 2015.

During the years ended December 31, 2014 and 2013, we recorded tax benefits of $5 million and $70 million, respectively, in discontinued operations. The 2013 tax benefit of $70 million was the result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition (see Note 16). The applicable statute of limitation for this tax position lapsed during 2013. In addition, during the year ended December 31, 2012 we recorded a tax expense of $87 million in discontinued operations primarily related to asset dispositions.

As we pursue opportunities to sell hotels, we continually assess our tax positions, indefinite reinvestment assertions, and our ability to realize deferred tax assets to identify if changes in recognition are required.

In addition, we continually evaluate initiatives to better align our tax and legal entity structure with the footprint of our non-U.S. operations and recognize the tax impact of these initiatives, including changes in assessment of our uncertain tax positions, indefinite reinvestment assertions and realizability of deferred tax assets in the period when we believe all necessary internal and external approvals associated with such initiatives have been obtained, or when the initiatives are materially complete, whichever occurs earliest. It is possible that we may recognize the tax impacts of one or more of these initiatives within the foreseeable future.

As of December 31, 2014, we had approximately $240 million of total unrecognized tax benefits, of which $87 million would affect our effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Beginning of year	$261	$258	$221
Additions based on tax positions related to the current year	37	21	14
Additions for tax positions of prior years	26	40	29
Settlements with tax authorities	(81)	—	(4)
Reductions for tax positions in prior years	(3)	(19)	(1)
Reductions due to the lapse of applicable statutes of limitations	—	(39)	(1)

End of year	$240	$261	$258

During the year ended December 31, 2014, we resolved a previous dispute related to foreign operating losses, which resulted in a tax benefit of $49 million. As a result, we recognized a previously unrecognized tax benefit, reversed associated interest accruals, and recognized a deferred tax asset for the balance of net operating losses available as of December 31, 2013.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. It is reasonably possible that approximately $19 million of our unrecognized tax benefits as of December 31, 2014 will reverse within the next twelve months, the majority of which will impact the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. We had $16 million accrued for the payment of interest as of December 31, 2014 and December 31, 2013, respectively. We had $7 million and $1 million accrued for the payment of penalties as of December 31, 2014 and December 31, 2013, respectively. We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of December 31, 2014, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 and to examination by any U.S. state taxing authority prior to 2002. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2007.

We are currently under audit by the Internal Revenue Service (IRS) for years 2007 through 2009. Through December 31, 2014, we received certain Notices of Proposed Adjustment from the IRS for such years; however, we disagree with the IRS on certain of these adjustments and intend to vigorously contest them, including pursuing all available remedies such as the IRS Appeals process and litigation, if necessary. These unagreed adjustments, if upheld, would result in a significant cash tax and interest payments. More than half of this amount would not affect the effective tax rate due to the timing nature of certain issues. We believe we will prevail in the eventual resolution of these matters and have not adjusted our results of operations to the extent we believe it is more likely than not that we will ultimately prevail. Subsequent to the end of the year, the IRS issued a 30-day letter which finalizes all adjustments for the audit period. The final adjustments are consistent with the proposed adjustments received through December 31, 2014. As stated, we intend to pursue remedies through the administrative process, including litigation, as discussed above.

Note 13.    Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Senior Credit Facility:
Revolving Credit Facility, maturing 2020	$5	$—
Senior Notes, interest at 7.375%, maturing 2015	294	294
Senior Notes, interest at 6.75%, maturing 2018	372	372
Senior Notes, interest at 7.15%, maturing 2019	209	207
Senior Notes, interest at 3.125%, maturing 2023	349	349
Senior Notes, interest at 3.75%, maturing 2025	346	—
Senior Notes, interest at 4.50%, maturing 2034	291	—
Capital lease obligations	156	3
Commercial paper, weighted average interest at 0.451% at December 31, 2014	634	—
Mortgages and other, interest rates ranging from non-interest bearing to 3.65%, various maturities	39	42

	2,695	1,267
Less current maturities	(297)	(2)

Long-term debt	$2,398	$1,265

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Aggregate debt maturities for each of the years ending December 31 are as follows (in millions):

2015	$297
2016	33
2017	6
2018	376
2019	213
Thereafter	1,770

$2,695

We maintain lines of credit under which bank loans and other short-term debt can be drawn on. In addition, smaller credit lines are maintained by our foreign subsidiaries. We had approximately $1.12 billion of available borrowing capacity under our domestic and foreign lines of credit as of December 31, 2014. The short-term borrowings under these lines of credit at December 31, 2014 and 2013 were de minimis. During 2014, we entered into the Fourth Amendment to our $1.75 billion Revolving Credit facility (the Facility). The amendment extended the maturity of the Facility by two years to February 2020. The Facility, when drawn upon, has an applicable margin, inclusive of a commitment fee, of 1.20%, plus the applicable currency LIBOR rate. We paid fees of approximately $2 million in connection with this amendment and capitalized these costs as deferred financing costs. Additionally, in connection with this amendment, we recorded a net charge of approximately $1 million in the loss on early extinguishment of debt, net line item to write-off certain existing deferred financing costs.

During the year ended December 31, 2014, we entered into a master lease arrangement to lease the entire buildings and land where we are headquartered in Stamford, Connecticut. The term of the lease is 20 years, with two five-year extensions at our option. We have fixed annual payments of approximately $10 million, which escalate at 3% per year. As a result of this transaction, as of December 31, 2014, we have recorded a capital lease obligation of approximately $153 million with an interest rate of 5.76%.

During the year ended December 31, 2014, we established a Commercial Paper Program (Commercial Paper), which gives us the ability to issue up to $1.75 billion of short-term unsecured notes. We reserve unused capacity under the Facility to repay outstanding Commercial Paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. While any outstanding Commercial Paper and Facility borrowings generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis.

Also, during the year ended December 31, 2014, we completed a public offering of $350 million in aggregate principal amount of Senior Notes due 2025 (the 2025 Notes) and $300 million in aggregate principal amount of Senior Notes due 2034 (the 2034 Notes). The 2025 Notes and 2034 Notes are direct, unsecured obligations and rank equally with all of our existing and future unsecured and unsubordinated obligations. The 2025 Notes bear interest at a fixed rate of 3.75% per annum and mature on March 15, 2025. The 2034 Notes bear interest at a fixed rate of 4.50% per annum and mature on October 1, 2034. We will pay interest on the 2025 Notes on March 15 and September 15 each year until maturity, beginning on March 15, 2015. We will pay interest on the 2034 Notes on April 1 and October 1 each year until maturity, beginning on April 1, 2015. We used the net proceeds for general corporate purposes, which included the repayment of Commercial Paper, repurchases of our common stock and the payment of previously announced regular and special dividends to our stockholders.

We may redeem all or a portion of the 2025 Notes at our option at any time prior to December 15, 2024 at the make-whole redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2025 Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date; and (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2025 Notes

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

being redeemed (exclusive of any interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis at the Treasury Rate (as defined in the supplemental indenture relating to the 2025 Notes) plus 25 basis points, plus accrued and unpaid interest to, but excluding, the redemption date. At any time on or after December 15, 2024, we may redeem all or a portion of the 2025 Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

We may redeem all or a portion of the 2034 Notes at our option at any time prior to April 1, 2034 at the make-whole redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2034 Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date; and (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2034 Notes being redeemed (exclusive of any interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis at the Treasury Rate (as defined in the supplemental indenture relating to the 2034 Notes) plus 25 basis points, plus accrued and unpaid interest to, but excluding, the redemption date. At any time on or after April 1, 2034, we may redeem all or a portion of the 2034 Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

In 2011, we received an incentive in the form of a $10 million loan (the Loan) from the State of Connecticut, in connection with the relocation of our corporate headquarters to Stamford, Connecticut, which we classified in mortgages and other. The Loan had an opportunity for $7 million principal forgiveness if a certain employment threshold was met before December 31, 2014. During the year ended December 31, 2013, we received notification from the State of Connecticut that we had met the employment threshold and that $7 million of the Loan was forgiven.

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

We are subject to certain restrictive debt covenants under our short-term borrowing and long-term debt obligations including a financial maintenance covenant, limitations on incurring additional debt, restrictions on liens, limitations on ability to pay dividends, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. We were in compliance with all of the short-term and long-term debt covenants at December 31, 2014.

During the year ended December 31, 2014, we entered into one interest rate swap with a notional amount of $50 million and during the year ended December 31, 2013, we entered into four interest rate swaps with a total notional amount of $200 million. Under these swaps, we pay floating and receive fixed interest rates (see Note 21).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14.    Securitized Vacation Ownership Debt

Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	December 31,
	2014	2013
2009 securitization, interest rate at 5.81%, maturing 2015	$13	$36
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	72	101
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	81	105
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	83	113

	249	355
Less current maturities	(73)	(97)

Long-term debt	$176	$258

During the years ended December 31, 2014, 2013 and 2012, interest expense associated with securitized vacation ownership debt was $11 million, $17 million and $22 million, respectively.

Note 15.    Other Liabilities

Other liabilities consisted of the following (in millions):

	December 31,
	2014	2013
Deferred gains on asset sales	$1,079	$870
SPG point liability (a)	721	780
Deferred revenue including VOI and residential sales	52	37
Benefit plan liabilities	53	46
Deferred rent	30	53
Insurance reserves	44	44
Other	90	74

	$2,069	$1,904

(a)	Includes the actuarially determined liability and certain deferred revenues related to the SPG program.

We defer gains realized in connection with the sale of a property for which we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 10).

Note 16.    Discontinued Operations

Summary financial information for discontinued operations is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Income Statement Data
Loss from operations, net of tax	$—	$(1)	$—
Gain (loss) on dispositions, net of tax	$(10)	$71	$92

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2014, the loss was primarily due to liabilities associated with an unfavorable ruling, during 2014, in connection with a previous disposition.

During the year ended December 31, 2013, we recorded a $71 million gain on dispositions (net of tax) primarily as a result of the reversal of a reserve associated with an uncertain tax position, which was related to a previous disposition. The applicable statute of limitation for this tax position lapsed during 2013 (see Note 12). Additionally, a gain of $1 million (net of tax) resulted from the favorable insurance recovery of certain liabilities associated with a previously disposed of subsidiary of ITT Corporation, which we acquired in 1998.

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

Note 17.    Employee Benefit Plans

During the year ended December 31, 2014, we recorded net actuarial losses of $12 million (net of tax) related to various employee benefit plans primarily due to changes in the assumed discount rate. These losses were recorded in other comprehensive income. The amortization of the net actuarial loss, a component of other comprehensive income, for the year ended December 31, 2014 was a credit of $1 million (net of tax). The actuarial loss included in accumulated other comprehensive (loss) income that is expected to be recognized in net periodic pension cost during the year ended December 31, 2015 is $3 million ($2 million, net of tax).

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

The following table sets forth the benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation of our defined benefit pension and postretirement benefit plans at December 31 (in millions):

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$21	$23	$216	$232	$18	$20
Service cost	—	—	—	—	—	—
Interest cost	1	1	10	8	—	1
Actuarial loss (gain)	3	(2)	29	(19)	2	(2)
Effect of foreign exchange rates	—	—	(6)	2	—	—
Plan participant contributions	—	—	—	—	—	1
Benefits paid	(1)	(1)	(7)	(7)	(2)	(2)

Benefit obligation at end of year	$24	$21	$242	$216	$18	$18

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$235	$217	$—	$—
Actual return on plan assets, net of expenses	—	—	32	11	—	—
Employer contribution	1	1	15	12	2	1
Plan participant contributions	—	—	—	—	—	1
Effect of foreign exchange rates	—	—	(7)	2	—	—
Benefits paid	(1)	(1)	(7)	(7)	(2)	(2)

Fair value of plan assets at end of year	$—	$—	$268	$235	$—	$—

Overfunded (underfunded) funded status	$(24)	$(21)	$26	$19	$(18)	$(18)

Accumulated benefit obligation	$24	$21	$242	$216	n/a	n/a

Plans with Accumulated Benefit Obligations in excess of Plan Assets
Projected benefit obligation	$24	$21	$159	$142	n/a	n/a

Accumulated benefit obligation	$24	$21	$159	$142	n/a	n/a

Fair value of plan assets	$—	$—	$146	$134	n/a	n/a

The net underfunded status of the plans at December 31, 2014 was $16 million, of which $51 million is recorded in other liabilities, $3 million is recorded in accrued expenses and $38 million is recorded in other assets in the accompanying balance sheet.

All domestic pension plans are frozen plans, whereby employees do not accrue additional benefits. Therefore, at December 31, 2014 and 2013, the projected benefit obligation is equal to the accumulated benefit obligation.

The following table presents the components of net periodic benefit cost for the years ended December 31 (in millions):

	Domestic Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1	1	1	10	8	10	—	1	1
Expected return on plan assets	—	—	—	(13)	(12)	(12)	—	—	—
Amortization of net actuarial loss	—	—	—	1	3	2	—	—	—
Other	—	—	—	—	—	—	—	—	—

Net periodic benefit (income) cost	$1	$1	$1	$(2)	$(1)	$—	$—	$1	$1

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	3.50%	4.26%	3.80%	4.63%	3.75%	4.25%
Rate of compensation increase	n/a	n/a	3.02%	3.03%	n/a	n/a

For measurement purposes at December 31, 2014, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015, gradually decreasing to 5% in 2020. A one-percentage point change in assumed health care cost trend rates would have less than a $1 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost. The majority of participants in the Foreign Pension Plans are employees of managed hotels, for which we are reimbursed for costs related to their benefits. The impact of these reimbursements is not reflected above. The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Domestic Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.26%	3.50%	4.25%	4.63%	4.01%	4.68%	4.25%	3.50%	4.00%
Rate of compensation increase	n/a	n/a	n/a	3.03%	3.03%	3.26%	n/a	n/a	n/a
Expected return on plan assets	n/a	n/a	n/a	5.51%	5.81%	6.31%	n/a	n/a	n/a

Our investment objectives are to minimize the volatility of the value of the assets and to ensure the assets are sufficient to pay plan benefits. The target asset allocation is 66% debt securities, 30% equity securities and 4% other.

A number of factors were considered in the determination of the expected return on plan assets. These factors included current and expected allocation of plan assets, the investment strategy, historical rates of return and our expectations, as well as investment expert expectations, for investment performance over approximately a ten year period.

The following table presents our fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2014 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds	$72	$—	$—	$72
Collective Trusts	—	9	—	9
Equity Index Funds	—	79	—	79
Money Markets	2	—	—	2
Bond Index Funds	—	106	—	106

Total	$74	$194	$—	$268

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

All assets are valued using quoted market prices in active markets or other observable inputs.

The following table represents our expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Domestic Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
2015	$2	$16	$1
2016	2	9	1
2017	2	9	1
2018	2	10	1
2019	2	10	1
2020-2024	8	56	5

We expect to contribute $12 million to the plans during 2015. A significant portion of the contributions relate to the Foreign Pension Plans, for which we are reimbursed by our managed hotels.

Defined Contribution Plans.     We sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a “401(k)” plan. The plan allows participation by employees on U.S. payroll who are at least age 21. Each participant may contribute on a pretax basis between 1% and 50% of his or her eligible compensation to the plan subject to certain maximum limits. Eligible employees are automatically enrolled after 90 days (unless they opt out). A company-paid matching contribution is provided to participants who have completed at least one year of service. The amount of expense for matching contributions totaled $16 million in each of 2014, 2013, and 2012. The plan includes our publicly traded common stock as an investment choice. The balances held in Starwood’s stock were $82 million and $80 million at December 31, 2014 and 2013, respectively.

Multi-Employer Pension Plans.    Certain employees are covered by union sponsored multi-employer pension plans pursuant to agreements between us and various unions. Our participation in these plans is outlined in the table below (in millions):

Pension Fund	EIN/ Pension Plan Number	Pension Protection Act Zone Status				Contributions
		2014		2013		2014	2013	2012
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Yellow	(a)	Yellow	(b)	$4	$4	$4
Other Funds	Various					4	4	5

Total Contributions						$8	$8	$9

a)	As of January 1, 2014

b)	As of January 1, 2013

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Eligible employees at our owned hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. Our contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2019. Our contributions did not exceed 5% of the total contributions to the pension fund in 2014, 2013 or 2012. The pension fund has implemented a funding improvement plan and we have not paid a surcharge.

Multi-Employer Health Plans.     Certain employees are covered by union sponsored multi-employer health plans pursuant to agreements between us and various unions. The plan benefits can include medical, dental and life insurance for eligible participants and retirees. Our contributions to these plans, which were charged to expense during 2014, 2013 and 2012, were approximately $24 million, $24 million and $24 million, respectively.

Note 18.     Leases and Rentals

We lease certain equipment for the operations of our hotels under various lease agreements. The leases extend for varying periods through 2022 and generally are for a fixed amount each month. In addition, our corporate headquarters and several of our hotels are subject to leases of land or building facilities from third parties, which extend for varying periods through 2097 and generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on the operating profit or revenues of the related hotels.

Our minimum future rents at December 31, 2014 payable under non-cancelable leases with third parties were as follows (in millions):

Years Ending December 31,	Operating Leases	Capital Leases
2015	$80	$11
2016	78	11
2017	64	11
2018	59	12
2019	59	12
Thereafter	667	216

Total minimum lease payments	$1,007	$273

Less amount representing interest		(117)

Present value of minimum lease payments		$156

Rent expense under non-cancelable operating leases consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Minimum rent	$98	$105	$102
Contingent rent	12	11	9
Sublease rent	(4)	(4)	(3)

	$106	$112	$108

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 19.     Stockholders’ Equity

Share Repurchases.     During the years ended December 31, 2014 and 2013, our Board of Directors authorized increases of $1.1 billion and $750 million, respectively, to our share repurchase program. During the year ended December 31, 2014, we repurchased 20.3 million common shares at a weighted average price of $80.45 for a total cost of approximately $1,636 million. During the year ended December 31, 2013, we repurchased approximately 4.9 million common shares at a weighted average price of $64.98 for a total cost of approximately $316 million. As of December 31, 2014, $79 million remained available under the share repurchase authorization. In January and early February 2015, we spent the remaining authorization, and on February 9, 2015, our Board of Directors authorized a $750 million increase to our share repurchase program.

Dividends.    During the year ended December 31, 2014, we paid approximately $735 million of dividends, or $4.00 per share consisting of regular quarterly dividends totaling $1.40 per share and special quarterly dividends totaling $2.60 per share. In addition, we accrued dividends of approximately $12 million related to unvested equity awards, which will be paid when the awards lapse. In December 2013, we paid $256 million of dividends, or $1.35 per share, to stockholders of record as of December 13, 2013. On February 9, 2015, our Board of Directors declared a first quarter dividend of $0.375 per share, which is payable on March 26, 2015 to stockholders of record on March 5, 2015.

Note 20.     Stock-Based Compensation

In 2013, we adopted the 2013 Long-Term Incentive Compensation Plan (the 2013 LTIP), which superseded the 2004 Long-Term Incentive Compensation Plan (the 2004 LTIP). The 2013 LTIP authorizes the Compensation Committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards for the purpose of providing our officers and other employees, and those of our subsidiaries, and non-employees who perform employee functions incentives and rewards for performance. Although no additional awards will be granted under the 2004 LTIP, the provisions under the previous plan will continue to govern awards that have been granted and remain outstanding under that plan. No awards may be granted under the 2013 LTIP after the tenth anniversary of the date on which the stockholders approved the 2013 LTIP. However, awards outstanding under the 2013 LTIP will continue to be governed by the 2013 LTIP until all awards granted prior to that date are no longer outstanding. The aggregate number of new shares available to be granted under the 2013 LTIP at December 31, 2014 was approximately 10.7 million.

A target number of contingent performance shares were awarded to certain executives in February 2014. Vesting of the performance shares is dependent upon a market condition and three years of continuous service beginning at date of grant, subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire. The market condition is based on our total stockholder return relative to the total stockholder return of a specified group of peer companies at the end of a three-calendar-year performance period beginning January 1, 2014 and ending December 31, 2016. The number of performance shares earned is determined based on our percentile ranking among these companies. The performance shares are entitled to any dividends made during the performance period in the same proportion as the number of performance shares that vest. Dividends will be paid at the end of the service period.

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available. The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock may be estimated primarily by the stock’s assumed volatility. During the years ended December 31, 2014 and 2013, we granted approximately 177,000 and 164,000 performance shares, respectively, with grant date fair values of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

$103.65 and $77.72 per share, respectively, under the 2013 LTIP. During the year ended December 31, 2014, approximately 39,000 performance shares were forfeited with a weighted average fair value of $89.86 per share. As of December 31, 2014, 302,000 performance shares remained outstanding with a weighted average fair value of $91.38 per share and a remaining life of 1.5 years.

Compensation expense, including the impact of reimbursements during 2014, 2013 and 2012 was approximately $52 million, $54 million and $63 million, respectively, resulting in tax benefits of $20 million, $21 million and $24 million, respectively. As of December 31, 2014, there was approximately $69 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursement from third parties, which is expected to be recognized over a weighted-average period of 1.5 years on a straight-line basis.

In 2014 and 2013, we did not grant any stock options. In 2012, we utilized the Lattice model to calculate the fair value of option grants. The weighted average assumptions used to determine the fair value of option grants were as follows:

Year Ended December 31, 2012
Dividend yield	1.25%
Volatility:
Near term	37.0%
Long term	46.0%
Expected life	6 yrs.
Yield curve:
6 month	0.14%
1 year	0.18%
3 year	0.41%
5 year	0.84%
10 year	1.94%

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes our stock option activity during 2014:

	Options (In Millions)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	1.1	$48.55
Granted	—	n/a
Exercised	(0.5)	48.32
Forfeited, Canceled or Expired	(0.1)	56.90

Outstanding at December 31, 2014	0.5	$48.41

Exercisable at December 31, 2014	0.4	$44.98

As of December 31, 2014 and 2013, we had non-vested options totaling 0.1 million and 0.4 million, respectively, with a weighted average grant date fair value of $19.52 and $18.71, respectively. During the year ended December 31, 2014, 0.2 million options vested with a weighted average grant date fair value of $18.00.

The weighted-average fair value per option for options granted during 2012 was $18.62, and the service period is typically four years. The total intrinsic value of options exercised during 2014, 2013 and 2012 was approximately $18 million, $104 million and $84 million, respectively, resulting in tax benefits of approximately $7 million, $32 million and $32 million, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2014 was $17 million. The aggregate intrinsic value of exercisable options as of December 31, 2014 was $13 million. The weighted-average contractual life was 3.8 years for outstanding options and 3.3 years for exercisable options as of December 31, 2014.

We recognize compensation expense, equal to the fair market value of the stock on the date of grant for restricted stock and unit grants, over the service period. During 2014, we granted approximately 974,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $81.75 per share or unit under the 2013 LTIP. The weighted-average fair value per restricted stock or unit granted during 2013 and 2012 was $60.38 and $54.96, respectively. The service period is typically three years. The fair value of restricted stock and units for which the restrictions lapsed during 2014, 2013 and 2012 was approximately $91 million, $103 million and $237 million, respectively.

The following table summarizes our restricted stock and units activity during 2014:

	Number of Restricted Stock and Units (In Millions)	Weighted Average Grant Date Value Per Share
Outstanding at December 31, 2013	3.0	$57.11
Granted	1.0	81.75
Lapse of restrictions	(1.1)	58.41
Forfeited or canceled	(0.3)	62.72

Outstanding at December 31, 2014	2.6	$65.28

2002 Employee Stock Purchase Plan

In April 2002, the Board of Directors adopted (and in May 2002 the stockholders approved) our 2002 Employee Stock Purchase Plan (the ESPP) to provide our employees with an opportunity to purchase shares through payroll deductions and we reserved approximately 12.0 million shares for issuance under the ESPP. The ESPP commenced in October 2002.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Approximately 0.1 million shares were issued under the ESPP during the year ended December 31, 2014 at purchase prices ranging from $75.05 to $80.31. Approximately 0.1 million shares were issued under the ESPP during the year ended December 31, 2013 at purchase prices ranging from $57.31 to $70.76.

Note 21.    Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions and to hedge certain forecasted transactions. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amount of the outstanding Euro forward contracts at December 31, 2014 was $45 million, with average exchange rates of 1.25 and with terms of primarily less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. Each of these hedges was highly effective in offsetting fluctuations in foreign currencies.

We also enter into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed long-term investment nature. These forward contracts are not designated as hedges, and their change in fair value is recorded in our consolidated statements of income during each reporting period. The notional dollar amount of these outstanding forward contracts at December 31, 2014 was $1,928 million, with terms of primarily less than one year. These forward contracts provide an economic hedge, as they largely offset foreign currency exposures on intercompany loans.

We enter into interest rate swap agreements to manage interest expense. The swaps qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At December 31, 2014, we had five interest rate swap agreements with an aggregate notional amount of $250 million under which we pay floating rates and receive fixed rates of interest (Fair Value Swaps). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the fair values of our derivative instruments (in millions):

	December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swaps	Other assets	$4	Other assets	$1
Forward contracts	Prepaid expenses and other	1	Prepaid expenses and other	—

Total assets		$5		$1
Liability Derivatives
Forward contracts	Accrued expenses	$—	Accrued expenses	$1

	December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$9	Prepaid expenses and other	$2
Liability Derivatives
Forward contracts	Accrued expenses	$20	Accrued expenses	$1

The following table presents the effect of our derivatives on our Consolidated Statements of Income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2014	2013	2012
Foreign forward exchange contracts	Interest expense, net	$(2)	$14	$(1)

Total gain (loss) included in income		$(2)	$14	$(1)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 22.     Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component for the year ended December 31, 2014 (in millions):

	For the Year Ended December 31, 2014 (a)
	Cash Flow Hedges	Defined Benefit Pension and Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2013	$—	$(64)	$(271)	$(335)

Other comprehensive income (loss) before reclassifications	4	(13)	(153)	(162)
Amounts reclassified from accumulated other comprehensive income	(1)	(1)	(10)	(12)

Total before tax	3	(14)	(163)	(174)
Tax (expense) benefit	—	1	—	1

Net current year other comprehensive income (loss)	3	(13)	(163)	(173)

Balance at December 31, 2014	$3	$(77)	$(434)	$(508)

(a)	Amounts in parentheses indicate debits.

During the year ended December 31, 2014, gains included in accumulated other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature amounted to $87 million compared to losses of $71 million for the year ended December 31, 2013.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents the components of our other comprehensive income (loss) and related tax effects for the years ended December 31, 2014, 2013 and 2012 (in millions):

	For the Year Ended December 31, (a)
	2014			2013			2012
	Before- Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit	Net-of- Tax Amount
Cash flow hedges:
Gains (losses) arising during period	$4	$—	$4	$—	$—	$—	$—	$—	$—
Amounts reclassified from accumulated other comprehensive income (b)	(1)	—	(1)	1	—	1	(4)	—	(4)

Net gains (losses) on cash flow hedges	3	—	3	1	—	1	(4)	—	(4)

Defined benefit pension and postretirement benefit plans:
Gains (losses) arising during the year	(13)	1	(12)	21	(2)	19	(15)	2	(13)
Amounts reclassified from accumulated other comprehensive income (c)	(1)	—	(1)	3	—	3	2	—	2

Net gains (losses) on defined benefit pension and postretirement benefit plans	(14)	1	(13)	24	(2)	22	(13)	2	(11)

Foreign currency translation adjustments:
Foreign currency translation adjustments	(153)	—	(153)	(20)	—	(20)	25	—	25
Amounts reclassified from accumulated other comprehensive income (d)	(10)	—	(10)	—	—	—	—	—	—

Other comprehensive income (loss)	$(174)	$1	$(173)	$5	$(2)	$3	$8	$2	$10

(a)	Amounts in parentheses indicate debits.

(b)	Pretax gains and losses on forward contract cash flow hedges are reclassified to management fees, franchise fees and other income.

(c)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.

(d)	During the year ended December 31, 2014, we recognized $4 million in the gain (loss) on asset dispositions and impairments, net line item and $6 million in the other liabilities line item due to the substantial liquidation of two foreign entities.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 23.    Fair Value of Financial Instruments

The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$4	$—	$4
Forward contracts	—	10	—	10

	$—	$14	$—	$14
Liabilities:
Forward contracts	$—	$20	$—	$20

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

We believe the carrying values of our financial instruments related to current assets and liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		December 31, 2014		December 31, 2013
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$3	$3	$3	$3
VOI notes receivable	3	295	369	217	271
Securitized vacation ownership notes receivable	3	227	287	315	398
Other notes receivable	3	45	45	18	18

Total financial assets		$570	$704	$553	$690

Liabilities:
Long-term debt	1	$2,398	$2,503	$1,265	$1,367
Long-term securitized debt	3	176	182	258	270

Total financial liabilities		$2,574	$2,685	$1,523	$1,637

Off-Balance sheet:
Letters of credit	2	$—	$83	$—	$116
Surety bonds	2	—	27	—	81

Total off-balance sheet		$—	$110	$—	$197

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

Note 24.    Commitments and Contingencies

We had the following contractual obligations outstanding as of December 31, 2014 (in millions):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Unconditional purchase obligations (a)	$83	$35	$30	$18	$—
Other long-term obligations	19	1	4	4	10

Total contractual obligations	$102	$36	$34	$22	$10

(a)	Included in these balances are commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2014 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$83	$79	$—	$—	$4

Variable Interest Entities.    We have determined that we have a variable interest in 21 hotels, generally in the form of investments, loans, guarantees, or equity. We determine if we are the primary beneficiary of these hotels by primarily considering certain qualitative factors. Qualitative factors include evaluating if we have the power to control the VIE and have the obligation to absorb the losses and rights to receive the benefits of the VIE, that could potentially be significant to the VIE. We have determined that we are not the primary beneficiary of these VIEs and therefore, these entities are not consolidated in our financial statements. See Note 8 for the VIEs in which we are deemed the primary beneficiary and have consolidated the entities.

The 21 VIEs associated with our variable interests represent entities that own hotels for which we have entered into management or franchise agreements with the hotel owners. We are paid a fee primarily based on financial metrics of the hotel. The hotels are financed by the owners, generally in the form of working capital, equity, and debt.

At December 31, 2014, we have approximately $106 million of investments and a loan balance of $2 million associated with these VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

At December 31, 2013, we evaluated the 23 hotels in which we had a variable interest. As of that date, we had approximately $116 million of investments and a loan balance of $2 million associated with 22 of the 23 VIEs.

Guaranteed Loans and Commitments.    In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $23 million, net, at December 31, 2014. We evaluate these loans for impairment, and at December 31, 2014, believe these loans are collectible. Unfunded loan commitments aggregating $105 million were outstanding at December 31, 2014, of which $48 million is expected to be funded in the next twelve months. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $173 million of equity and other potential contributions associated with managed, franchised, or joint venture properties, $70 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf at December 31, 2014 totaled $27 million, as required by state or local governments relating to our vacation ownership operations, certain tax appeals and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war or terrorism. We do not anticipate any significant funding under performance guarantees, nor do we anticipate losing a significant number of management or franchise contracts in 2015.

In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity, which have significantly decreased in recent years. We have received various claims on these historical liabilities. If we have to fund any of these claims, there can be no assurance that we will be able to recover such amounts through the indemnification.

In connection with the sale of 33 hotels in 2006, we agreed to indemnify the buyer for certain liabilities, including operations and tax liabilities. At this time, we believe that we will not have to make any material payments under such indemnities.

Litigation.    We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of December 31, 2014, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $37 million. While the ultimate results of claims and litigation cannot be determined, we do not expect that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Collective Bargaining Agreements.    At December 31, 2014, approximately 23% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are satisfactory.

Environmental Matters.    We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations. Such laws often impose liability without regard to whether the current or previous owner or operator knew of, or was responsible for, the presence of such

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

hazardous or toxic substances. Although we have incurred and expect to incur remediation and other environmental costs during the ordinary course of operations, we anticipate that such costs will not have a material adverse effect on our operations or financial condition.

Captive Insurance Company.    Estimated insurance claims payable at December 31, 2014 and 2013 were $73 million and $69 million, respectively. At December 31, 2014 and 2013, standby letters of credit amounting to $60 million and $59 million, respectively, had been issued to provide collateral for the estimated claims. We guarantee the letters of credit.

ITT Industries.    In 1995, the former ITT Corporation, renamed ITT Industries, Inc. (ITT Industries), distributed to its stockholders all of the outstanding shares of common stock of ITT Corporation, then a wholly owned subsidiary of ITT Industries (the Distribution). In connection with this Distribution, ITT Corporation, which was then named ITT Destinations, Inc., changed its name to ITT Corporation. Subsequent to the acquisition of ITT Corporation in 1998, we changed the name of ITT Corporation to Sheraton Holding Corporation.

For purposes of governing certain of the ongoing relationships between us and ITT Industries after the Distribution and spin-off of ITT Corporation and to provide for an orderly transition, we have entered into various agreements with ITT Industries. These agreements include a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. We may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements. Based on available information, management does not believe that these matters would have a material impact on our consolidated results of operations, financial position or cash flows. During the year ended December 31, 2013 we recorded a gain, net of tax, in discontinued operations, net of $1 million from a favorable insurance recovery of certain liabilities. During the year ended December 31, 2012, we recorded a gain of $23 million, net of tax, in discontinued operations, net from the favorable settlement of certain liabilities associated with a previously disposed of subsidiary of ITT Corporation (see Note 16).

Note 25.    Segment Information

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

The CODM primarily evaluates the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring and other

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

special charges (credits), loss on early extinguishment of debt, net, and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

The following tables present revenues, segment earnings, earnings from unconsolidated ventures, capital expenditures, total assets, and investments in unconsolidated ventures for our reportable segments (in millions):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Americas (a)	$1,559	$1,548	$1,627
EAME	597	615	550
Asia Pacific	354	349	337
Vacation ownership and residential	663	905	1,271

Total segment revenues	3,173	3,417	3,785
Other revenues from managed and franchised hotels	2,711	2,614	2,448
Other corporate revenues — unallocated	99	84	88

	$5,983	$6,115	$6,321

(a)	Includes revenues of $1.1 billion for the years ended 2014, 2013 and 2012, respectively, from hotels located in the United States. No other country contributed more than 10% of our total revenues.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012
Segment earnings:
Americas	$697	$617	$581
EAME	220	220	179
Asia Pacific	228	221	218
Vacation ownership and residential	169	276	312

Total segment earnings	1,314	1,334	1,290
Other corporate income — unallocated	100	86	88
Corporate selling, general, administrative and other expenses — unallocated	(176)	(157)	(158)
Loss on asset dispositions and impairments, net	(33)	(23)	(21)
Restructuring and other special (charges) credits	4	(1)	12
Adjustments to equity earnings (a)	(46)	(42)	(42)
Interest expense	(97)	(103)	(172)
Loss on early extinguishment of debt, net	(1)	—	(128)
Depreciation and amortization	(283)	(267)	(251)
Discontinued operations	(10)	71	92
Income tax expense	(139)	(263)	(148)

Net income attributable to Starwood	$633	$635	$562

(a)	Includes impairment losses, interest expense, depreciation, and amortization expense related to equity earnings not allocated to segment earnings.

	Year Ended December 31,
	2014	2013	2012
Earnings from unconsolidated ventures:
Americas	$38	$32	$27
EAME	—	—	4
Asia Pacific	34	34	35
Vacation ownership and residential	1	2	1

Total earnings from unconsolidated ventures	$73	$68	$67

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012
Capital expenditures:
Americas	$151	$256	$202
EAME	53	45	99
Asia Pacific	12	17	15
Vacation ownership and residential (a)(b)	14	(13)	13

Total segment capital expenditures	230	305	329
Other corporate unallocated	146	83	77

	$376	$388	$406

(a)	Represents gross inventory capital expenditures less cost of sales of $(14) million, $(38) million and $(11) million for the years ended 2014, 2013 and 2012, respectively. Additionally, includes development capital of $28 million, $25 million and $24 million for the years ended 2014, 2013 and 2012, respectively.
(b)	Amounts presented for the years ended 2014, 2013 and 2012 exclude costs of sales of Bal Harbour of $7 million, $112 million and $440 million, respectively.

	December 31,
	2014	2013
Assets:
Americas	$1,845	$2,072
EAME	840	951
Asia Pacific	901	674
Vacation ownership and residential	1,285	1,262

Total segment assets (a)	4,871	4,959
Other corporate assets	3,788	3,803

	$8,659	$8,762

(a)	Includes long-lived assets of $1.2 billion and $1.5 billion at December 31, 2014 and 2013, respectively, located in the United States. As well, includes long-lived assets of $290 million and $378 million at December 31, 2014 and 2013, respectively, located in Italy. No other country contributed more than 10% of our total long-lived assets.

	December 31,
	2014	2013
Investments in unconsolidated ventures:
Americas	$50	$68
EAME	24	27
Asia Pacific	125	138
Vacation ownership and residential	15	18

Total investments in unconsolidated ventures	$214	$251

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 26.    Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share data)
2014
Revenues	$1,458	$1,539	$1,493	$1,493	$5,983
Costs and expenses	$1,264	$1,302	$1,283	$1,251	$5,100
Income from continuing operations	$136	$153	$109	$245	$643
Net (income) loss from continuing operations attributable to noncontrolling interests	$—	$—	$—	$—	$—
Income (loss) from continuing operations attributable to Starwood’s common stockholders	$136	$153	$109	$245	$643
Discontinued operations	$1	$—	$—	$(11)	$(10)
Net income attributable to Starwood	$137	$153	$109	$234	$633
Earnings per share (a)
Basic —
Income (loss) from continuing operations	$0.71	$0.81	$0.60	$1.41	$3.49
Discontinued operations	0.01	—	—	(0.07)	(0.06)

Net income	$0.72	$0.81	$0.60	$1.34	$3.43
Diluted —
Income (loss) from continuing operations	$0.71	$0.80	$0.59	$1.40	$3.46
Discontinued operations	0.01	—	—	(0.07)	(0.06)

Net income	$0.72	$0.80	$0.59	$1.33	$3.40
2013
Revenues	$1,539	$1,562	$1,508	$1,506	$6,115
Costs and expenses	$1,307	$1,312	$1,265	$1,306	$5,190
Income (loss) from continuing operations	$142	$138	$157	$128	$565
Net (income) loss from continuing operations attributable to noncontrolling interests	$1	$(1)	$—	$—	$—
Income (loss) from continuing operations attributable to Starwood’s common stockholders	$143	$137	$157	$128	$565
Discontinued operations	$70	$—	$—	$—	$70
Net income attributable to Starwood	$213	$137	$157	$128	$635
Earnings per share (a)
Basic —
Income (loss) from continuing operations	$0.74	$0.72	$0.82	$0.68	$2.96
Discontinued operations	0.37	—	—	—	0.37

Net income	$1.11	$0.72	$0.82	$0.68	$3.33
Diluted —
Income (loss) from continuing operations	$0.73	$0.71	$0.81	$0.67	$2.92
Discontinued operations	0.36	—	—	—	0.36

Net income	$1.09	$0.71	$0.81	$0.67	$3.28

(a)	Amounts presented are attributable to Starwood’s common stockholders.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 27.    Subsequent Event

On February 10, 2015, we announced plans to spin-off our vacation ownership business to stockholders as a separate publicly traded company. The transaction, which is expected to be tax-free to stockholders, will be effected through a pro rata distribution of the new entity’s stock to existing Starwood stockholders. Matthew Avril, who retired as President of Starwood’s Hotel Group in 2012, has been engaged to lead the new vacation ownership company as Chief Executive Officer following completion of the spin-off and Stephen Williams will continue to serve as its Chief Operating Officer.

We expect to enter into a new long-term license agreement with the new entity for current and future vacation ownership properties to retain affiliation with our globally-renowned Westin and Sheraton brands. In addition to the existing 22 vacation ownership resorts, we expect to transfer to the new entity five owned properties in Hawaii, Colorado, and Mexico for future vacation ownership development.

We will disclose more details of the transaction upon the filing of a Form 10 registration statement with the Securities and Exchange Commission, including more details about the new entity’s pro forma balance sheet and pro forma income statement. The name of the new company will be determined in the coming months. The transaction is subject to the receipt of normal and customary regulatory approvals, the execution of inter-company agreements, arrangement of adequate financing facilities, the effectiveness of the registration statement, final approval by Starwood’s Board of Directors, and other customary conditions. The spin-off transaction will not require a stockholder vote. The spin-off is expected to be completed in the fourth quarter of 2015, but there can be no assurance regarding the ultimate timing of the spin-off or that the spin-off will ultimately occur.

SCHEDULE II

STARWOOD HOTELS  & RESORTS WORLDWIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions (Deductions)
	Balance January 1,	Charged to/reversed from Expenses	Charged to/from Other Accounts (a)	Payments/ Other	Balance December 31,
2014
Trade receivables — allowance for doubtful accounts	$47	$5	$(2)	$—	$50
Notes receivable — allowance for doubtful accounts	$132	$24	$—	$(32)	$124
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$20	$(1)	$5	$(9)	$15
2013
Trade receivables — allowance for doubtful accounts	$40	$11	$2	$(6)	$47
Notes receivable — allowance for doubtful accounts	$159	$20	$—	$(47)	$132
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$78	$1	$(20)	$(39)	$20
2012
Trade receivables — allowance for doubtful accounts	$29	$7	$7	$(3)	$40
Notes receivable — allowance for doubtful accounts	$175	$26	$—	$(42)	$159
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$89	$(12)	$3	$(2)	$78

(a)	Charged to/from other accounts:

Description of Charged to/from Other Accounts
2014
Accrued expenses	$3

Total charged to/from other accounts	$3

2013
Accrued expenses	(18)

Total charged to/from other accounts	$(18)

2012
Accrued expenses	7
Other liabilities	3

Total charged to/from other accounts	$10

S-1