Form 10-Q
period 2015-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2015-04-30
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

170,885,960 shares of common stock, par value $0.01 per share, outstanding as of April 24, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (“we,” “us” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this filing. Results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2015.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$573	$935
Restricted cash	59	84
Accounts receivable, net of allowance for doubtful accounts of $66 and $63	685	661
Inventories	242	236
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $4 and $4	46	47
Deferred income taxes	163	199
Prepaid expenses and other	169	159

Total current assets	1,937	2,321
Investments	202	214
Plant, property and equipment, net	2,487	2,568
Assets held for sale, net	69	79
Goodwill and intangible assets, net	1,922	1,943
Deferred income taxes	571	596
Other assets	731	711
Securitized vacation ownership notes receivable, net	210	227

Total assets	$8,129	$8,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$297	$297
Accounts payable	107	101
Current maturities of long-term securitized vacation ownership debt	65	73
Accrued expenses	1,290	1,307
Accrued salaries, wages and benefits	325	416
Accrued taxes and other	243	256

Total current liabilities	2,327	2,450
Long-term debt	2,231	2,398
Long-term securitized vacation ownership debt	164	176
Deferred income taxes	33	38
Other liabilities	2,032	2,069

Total liabilities	6,787	7,131

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 171,808,011 and 172,694,299 shares at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	59	47
Accumulated other comprehensive loss	(618)	(508)
Retained earnings	1,896	1,984

Total Starwood stockholders’ equity	1,339	1,525
Noncontrolling interests	3	3

Total equity	1,342	1,528

Total liabilities and equity	$8,129	$8,659

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Owned, leased and consolidated joint venture hotels	$316	$364
Vacation ownership and residential sales and services	187	174
Management fees, franchise fees and other income	240	248
Other revenues from managed and franchised properties	672	672

	1,415	1,458
Costs and Expenses
Owned, leased and consolidated joint venture hotels	262	301
Vacation ownership and residential sales and services	137	128
Selling, general, administrative and other	91	95
Restructuring and other special charges, net	31	—
Depreciation	62	60
Amortization	7	8
Other expenses from managed and franchised properties	672	672

	1,262	1,264
Operating income	153	194
Equity earnings and gains from unconsolidated ventures, net	15	9
Interest expense, net of interest income of $1 and $1	(31)	(23)
Gain (loss) on asset dispositions and impairments, net	14	(36)

Income from continuing operations before taxes and noncontrolling interests	151	144
Income tax expense	(52)	(8)

Income from continuing operations	99	136
Discontinued operations:
Gain on dispositions, net of tax expense (benefit) of $0 and $(1)	—	1

Net income attributable to Starwood	$99	$137

Earnings Per Share – Basic
Continuing operations	$0.59	$0.71
Discontinued operations	—	0.01

Net income	$0.59	$0.72

Earnings Per Share – Diluted
Continuing operations	$0.58	$0.71
Discontinued operations	—	0.01

Net income	$0.58	$0.72

Weighted average number of shares	170	190

Weighted average number of shares assuming dilution	171	192

Dividends declared per share	$0.375	$1.00

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$99	$137
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(112)	—
Defined benefit pension and postretirement plans activity	1	—
Cash flow hedges net gains	1	—

Total other comprehensive income (loss), net of taxes	(110)	—

Total comprehensive income (loss)	(11)	137
Comprehensive loss attributable to noncontrolling interests	—	—
Foreign currency translation adjustments attributable to noncontrolling interests	—	—

Comprehensive income (loss) attributable to Starwood	$(11)	$137

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$99	$137
Adjustments to net income:
Discontinued operations:
Gain on dispositions, net	—	(1)
Depreciation and amortization	69	68
Amortization of deferred gains	(22)	(21)
(Gain) loss on asset dispositions and impairments, net	(14)	36
Stock-based compensation expense	14	13
Excess stock-based compensation tax benefit	(7)	(6)
Distributions in excess (deficit) of equity earnings	(8)	(2)
Deferred income tax (benefit) expense	41	(37)
Other non-cash adjustments to net income	(16)	14
Decrease (increase) in restricted cash	23	(15)
Other changes in working capital	(114)	(75)
Securitized VOI notes receivable activity, net	19	27
Unsecuritized VOI notes receivable activity, net	(18)	(26)
Accrued income taxes and other	(11)	39

Cash from operating activities	55	151

Investing Activities
Purchases of plant, property and equipment	(51)	(86)
Proceeds from asset sales, net of transaction costs	—	205
Acquisitions, net of acquired cash	(4)	(5)
Issuance of notes receivable, net	(5)	(1)
Distributions from investments, net	31	—
Other, net	4	(2)

Cash (used for) from investing activities	(25)	111

Financing Activities
Commercial paper, net	(172)	—
Revolving credit facility and short-term borrowings, net	—	2
Long-term debt issued	9	—
Long-term debt repaid	(4)	—
Long-term securitized debt repaid	(20)	(28)
Dividends paid	(64)	(190)
Proceeds from employee stock option exercises	11	10
Excess stock-based compensation tax benefit	7	6
Share repurchases	(123)	—
Other, net	(25)	(20)

Cash used for financing activities	(381)	(220)

Exchange rate effect on cash and cash equivalents	(11)	(1)

Increase in cash and cash equivalents	(362)	41
Cash and cash equivalents — beginning of period	935	616

Cash and cash equivalents — end of period	$573	$657

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$51	$3

Income taxes, net of refunds	$21	$19

The accompanying notes to financial statements are an integral part of the above statements.

Note 1. Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries. We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,236 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upper-upscale. The principal operations of Starwood Vacation Ownership, Inc. (SVO) include the development and operation of vacation ownership resorts; and marketing, selling and financing of vacation ownership interests (VOIs) in the resorts.

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

Note 2. Recently Issued Accounting Standards

Future Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption is not permitted. We are still evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis.” The amendments in this topic are intended to improve and simplify targeted areas of the consolidation guidance. This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We plan to adopt this ASU on January 1, 2016. We do not believe the adoption of this update will have a material impact on our financial statements.

Adopted Accounting Standards

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This topic eliminates from U.S. GAAP the concept of extraordinary items. This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted, and we adopted this ASU on a prospective basis on January 1, 2015. The adoption of this update did not have a material impact on our financial statements.

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

In January 2014, the FASB issued ASU No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This topic clarifies when an in-substance repossession or foreclosure occurs and requires certain additional interim and annual disclosures related to such activity. The amendments in this ASU are effective for reporting periods beginning after December 15, 2014, and we adopted this ASU on a prospective basis on January 1, 2015. The adoption of this update did not have a material impact on our financial statements.

Note 3. Earnings per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to our common stockholders (in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$99	$136

Weighted average common shares for basic earnings per share	170	190
Effect of dilutive stock options and restricted stock awards	1	2

Weighted average common shares for diluted earnings per share	171	192

Basic earnings per share	$0.59	$0.71

Diluted earnings per share	$0.58	$0.71

Approximately 0.8 million shares and 0.3 million shares for the three months ended March 31, 2015 and 2014, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

Note 4. Asset Dispositions and Impairments

During the three months ended March 31, 2015, we recorded a $17 million gain related to the sale of a minority partnership interest in a hotel.

During the three months ended March 31, 2014, we sold one wholly-owned hotel for cash proceeds net of closing costs of approximately $205 million. The hotel was sold subject to a long-term management agreement resulting in a pre-tax gain of approximately $91 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement.

Additionally, during the three months ended March 31, 2014, we entered into agreements to sell one wholly-owned hotel and to convert a leased hotel to a managed hotel. We recorded impairment charges related to these hotels totaling $29 million to the gain (loss) on asset dispositions and impairments, net line item to reflect the fair market value of the hotels based on their transaction prices less associated costs. Also during the three months ended March 31, 2014, we recorded a $7 million impairment associated with one of our foreign unconsolidated joint ventures to the gain (loss) on asset dispositions and impairments, net line item.

Note 5. Assets Held for Sale

In December 2014, we entered into a purchase and sale agreement for the sale of one wholly owned hotel and received a deposit that was refundable under certain circumstances. In March 2015, the deposit became non-refundable, and the hotel and estimated goodwill of $9 million expected to be allocated to the sale were classified as assets held for sale as of March 31, 2015 and December 31, 2014. The hotel is expected to be sold in the second quarter of 2015 subject to a long-term management agreement.

Note 6. Transfers of Financial Assets

We have variable interests in the entities associated with our four outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (VIEs). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable, that are in default, at their outstanding principal amounts. Such activity totaled $3 million and $4 million during the three months ended March 31, 2015 and 2014, respectively. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interests in the trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 9). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $8 million and $11 million during the three months ended March 31, 2015 and 2014, respectively, and is classified in cash and cash equivalents.

Note 7. Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Vacation ownership loans – securitized	$256	$274
Vacation ownership loans – unsecuritized	345	331

	601	605
Less: current portion
Vacation ownership loans – securitized	(46)	(47)
Vacation ownership loans – unsecuritized	(39)	(36)

	$516	$522

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

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Vacation ownership loans – securitized	$9	$13
Vacation ownership loans – unsecuritized	12	8

	$21	$21

The following table presents future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2015	$37	$38	$75
2016	50	32	82
2017	47	35	82
2018	40	37	77
2019	34	39	73
Thereafter	72	233	305

Balance at March 31, 2015	$280	$414	$694

Weighted average interest rates at March 31, 2015	13.05%	12.95%	12.99%

Range of interest rates	6.0% to 17.0%	5.0% to 17.0%	5.0% to 17.0%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and, therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of March 31, 2015 and December 31, 2014, the average estimated default rate for our pools of receivables was approximately 9.1% and 9.2%, respectively.

The activity and balances for our loan loss reserve were as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2014	$28	$68	$96
Provisions for loan losses	(1)	4	3
Write-offs	—	(6)	(6)
Other	(3)	3	—

Balance at March 31, 2015	$24	$69	$93

Balance at December 31, 2013	$43	$60	$103
Provisions for loan losses	(2)	5	3
Write-offs	—	(5)	(5)
Other	(3)	3	—

Balance at March 31, 2014	$38	$63	$101

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

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of March 31, 2015
	700+	600-699	<600	No Score	Total
Sheraton	$155	$132	$15	$63	$365
Westin	184	85	5	38	312
Other	9	2	—	6	17

	$348	$219	$20	$107	$694

	As of December 31, 2014
	700+	600-699	<600	No Score	Total
Sheraton	$157	$134	$15	$62	$368
Westin	186	88	6	36	316
Other	9	2	—	6	17

	$352	$224	$21	$104	$701

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $5 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $43 million and $42 million as of March 31, 2015 and December 31, 2014, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of March 31, 2015	$694	$651	$9	$6	$28	$43
As of December 31, 2014	$701	$659	$9	$4	$29	$42

Note 8. Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Senior Credit Facility:
Revolving Credit Facility, maturing 2020	$1	$5
Senior Notes, interest at 7.375%, maturing 2015	294	294
Senior Notes, interest at 6.75%, maturing 2018	373	372
Senior Notes, interest at 7.15%, maturing 2019	211	209
Senior Notes, interest at 3.125%, maturing 2023	349	349
Senior Notes, interest at 3.75%, maturing 2025	346	346
Senior Notes, interest at 4.50%, maturing 2034	291	291
Capital lease obligations	159	156
Commercial paper, weighted average interest at 0.537% at March 31, 2015	462	634
Mortgages and other, interest rates ranging from non-interest bearing to 3.65%, various maturities	42	39

	2,528	2,695
Less current maturities	(297)	(297)

Long-term debt	$2,231	$2,398

Note 9. Securitized Vacation Ownership Debt

As discussed in Note 6, our VIEs associated with the securitization of our VOI notes receivable are consolidated in our financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	March 31, 2015	December 31, 2014
2009 securitization, interest rate at 5.81%, maturing 2015	$8	$13
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	66	72
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	77	81
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	78	83

	229	249
Less current maturities	(65)	(73)

Long-term securitized debt	$164	$176

Note 10. Other Liabilities

Other liabilities consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Deferred gains on asset sales	$1,032	$1,079
Starwood Preferred Guest point liability (a)	736	721
Deferred revenue including VOI sales	52	52
Benefit plan liabilities	50	53
Deferred rent	28	30
Insurance reserves	42	44
Other	92	90

	$2,032	$2,069

(a)	Includes the actuarially determined liability and certain deferred revenues related to the Starwood Preferred Guest program.

Deferred Gains. We defer gains realized in connection with the sale of a property that we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 4). As of March 31, 2015 and December 31, 2014, we had total deferred gains of approximately $1,115 million and $1,168 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $22 million and $21 million in the three months ended March 31, 2015 and 2014, respectively.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the consolidated balance sheets. The total actuarially determined liability as of March 31, 2015 and December 31, 2014 was $1,092 million and $1,115 million, respectively, of which $443 million and $453 million, respectively, was included in accrued expenses.

Note 11. Restructuring and Other Special Charges, Net

Restructuring and other special charges, net were $31 million and zero for the three months ended March 31, 2015 and 2014, respectively. These net charges are not recorded in our reportable segment earnings.

During the three months ended March 31, 2015, we recorded $8 million in restructuring costs associated with severance as a result of certain cost savings initiatives at our divisions and $23 million of other special charges. Other special charges primarily consist of a $7 million severance charge associated with the resignation of our prior President and Chief Executive Officer, the establishment of $6 million of reserves related to potential liabilities assumed in connection with the Le Méridien acquisition (see Note 19), and $6 million of costs primarily associated with professional fees for the planned spin-off of our vacation ownership business (see Note 20).

As of March 31, 2015, we had remaining restructuring accruals of $23 million, which included $8 million of severance costs that are recorded in accrued expenses, with the remaining balance recorded primarily in other liabilities. As of December 31, 2014, we had remaining restructuring accruals of $15 million, which were primarily recorded in other liabilities.

Note 12. Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions and to hedge certain forecasted transactions. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amount of the outstanding Euro forward contracts at March 31, 2015 was $45 million, with an average exchange rate of 1.25 and with terms of primarily less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings.

We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. For the three months ended March 31, 2015, each of these hedges was highly effective in offsetting fluctuations in foreign currencies. An insignificant amount of gain due to ineffectiveness was recorded in the consolidated statements of income during 2015.

We enter into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed long-term investment nature. These forward contracts are not designated as hedges, and their change in fair value is recorded in our consolidated statements of income during each reporting period. The notional dollar amount of these outstanding forward contracts at March 31, 2015 was $1,163 million, with terms of primarily less than one year. These forward contracts provide an economic hedge, as they largely offset foreign currency exposures on intercompany loans.

We enter into net investment agreements to manage foreign exchange risk on non-U.S. operations. Our objective is to manage the net investment against variability in the foreign currency risk associated with changes in the exchange rate. These agreements have been designated and qualify as net investment hedges and their change in fair value is recorded as a component of other comprehensive income. At March 31, 2015, we had one net investment hedge with a notional amount of $56 million.

We enter into interest rate swap agreements to manage interest expense. The swaps qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At March 31, 2015, we had five interest rate swap agreements with an aggregate notional amount of $250 million under which we pay floating rates and receive fixed rates of interest (Fair Value Swaps). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair value of our derivative instruments (in millions):

	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swaps	Other assets	$6	Other assets	$4
Forward contracts	Prepaid expenses and other	6	Prepaid expenses and other	1

Total assets		$12		$5

	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$3	Prepaid expenses and other	$9
Liability Derivatives
Forward contracts	Accrued expenses	$7	Accrued expenses	$20

The following table presents the effect of our derivatives on our consolidated statements of income (in millions):

Derivatives not designated as hedging instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2015	2014
Foreign forward exchange contracts	Interest expense, net	$(28)	$5

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

Note 13. Pension and Postretirement Benefit Plans

We sponsor, or previously sponsored, numerous funded and unfunded domestic and foreign pension and postretirement benefit plans. The net periodic benefit cost for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to less than $1 million for the three months ended March 31, 2015 and 2014. Additionally, the net actuarial losses reclassified into the periodic benefit cost for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to less than $1 million for the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015, we contributed approximately $2 million to our pension and postretirement benefit plans. For the remainder of 2015, we expect to contribute approximately $10 million to our pension and postretirement benefit plans. A significant portion of the contributions relate to the foreign pension plans, for which we are reimbursed by our managed hotels.

Note 14. Income Taxes

The total amount of unrecognized tax benefits as of March 31, 2015, was $243 million, of which $84 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $9 million of our unrecognized tax benefits as of March 31, 2015 will reverse within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2015, we had $16 million accrued for the payment of interest and $5 million accrued for the payment of penalties.

During the three months ended March 31, 2014, we resolved a previous dispute related to foreign operating losses, which resulted in a tax benefit of $52 million. The tax benefit included the recognition of a previously unrecognized tax benefit of $21 million, the $2 million reversal of interest accruals, net of tax, and the recognition of a $29 million deferred tax asset relating to net operating losses.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of March 31, 2015, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 or to examination by any U.S. state taxing authority prior to 2002. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2007.

We are currently under audit by the Internal Revenue Service (IRS) for years 2007 through 2009. We have received certain Notices of Proposed Adjustment from the IRS for such years; however, we disagree with the IRS on certain of these adjustments and intend to vigorously contest them, including pursuing all available remedies such as the IRS Appeals process and litigation, if necessary. These unagreed adjustments, if upheld, would result in a significant cash tax and interest payment. More than half of this amount would not affect the effective tax rate due to the timing nature of certain issues. During the three months ended March 31, 2015, the IRS issued a 30-day letter and we responded with a protest letter disputing the unagreed proposed adjustments. We believe we will prevail in the eventual resolution of these matters and have not adjusted our results of operations to the extent we believe it is more likely than not that we will ultimately prevail. As stated, we intend to pursue remedies through the administrative process, including litigation, as discussed above.

Note 15. Stockholders’ Equity

The following table represents changes in stockholders’ equity that are attributable to our stockholders and non-controlling interests for the three months ended March 31, 2015 (in millions):

		Equity Attributable to Starwood Stockholders
	Total	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Equity Attributable to Noncontrolling Interests
Balance at December 31, 2014	$1,528	$2	$47	$(508)	$1,984	$3
Net income	99	—	—	—	99	—
Equity compensation activity and other	12	—	12	—	—	—
Dividends	(64)	—	—	—	(64)	—
Share Repurchases	(123)	—	—	—	(123)	—
Other comprehensive loss	(110)	—	—	(110)	—	—

Balance at March 31, 2015	$1,342	$2	$59	$(618)	$1,896	$3

Share Issuances and Repurchases. During the three months ended March 31, 2015, we issued approximately 0.3 million of our common shares as a result of stock option exercises.

In the first quarter of 2015, our Board of Directors authorized a $750 million increase to the share repurchase program. During the three months ended March 31, 2015, we repurchased 1.6 million common shares at a weighted average price of $78.29 for a total cost of approximately $123 million. As of March 31, 2015, $706 million remained available under the share repurchase authorization approved by our Board of Directors.

Dividends. In March 2015, we paid approximately $64 million of dividends, or $0.375 per share to stockholders of record as of March 5, 2015.

Accumulated Other Comprehensive Loss. During the three months ended March 31, 2015 and 2014, net gains included in accumulated other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature amounted to $82 million and zero, respectively.

	For the Three Months Ended March 31, 2015 (a)
	Cash Flow Hedges	Defined Benefit Pension and Postretirement Benefit Plans (b)	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2014	$3	$(77)	$(434)	$(508)

Other comprehensive income (loss) before reclassifications	4	—	(112)	(108)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1

Total before tax	4	1	(112)	(107)
Tax expense	(3)	—	—	(3)

Net current year other comprehensive income (loss)	1	1	(112)	(110)

Balance at March 31, 2015	$4	$(76)	$(546)	$(618)

(a)	Amounts in parentheses indicate debits.
(b)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.

Note 16. Stock-Based Compensation

In accordance with our 2013 Long-Term Incentive Compensation Plan (the 2013 LTIP), during the first quarter of 2015, we granted restricted stock, restricted stock units and performance shares to executive officers, members of the Board of Directors and certain employees.

In February 2015, a target number of contingent performance shares, which contain a market condition, were awarded to certain executives. Vesting of the performance shares is dependent upon a market condition and three years of continuous service beginning at date of grant, subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire. The market condition is based on our total stockholder return relative to the total stockholder return of a specified group of peer companies at the end of a three-calendar-year performance period beginning January 1, 2015 and ending December 31, 2017. The number of performance shares earned is determined based on our percentile ranking among these companies. The performance shares are entitled to any dividends made during the performance period in the same proportion as the number of performance shares that vest. Dividends will be paid at the end of the service period.

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available. The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock may be estimated primarily by the stock’s assumed volatility. During the first quarter of 2015, we granted approximately 124,000 performance shares with a grant date fair value of $90.03 per share. In addition, we granted approximately 857,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $80.00 per share or unit.

We recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $14 million and $13 million in the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was approximately $98 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.

Note 17. Fair Value

We believe the carrying values of our financial instruments related to current assets and current liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		March 31, 2015		December 31, 2014
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$3	$3	$3	$3
VOI notes receivable	3	306	384	295	369
Securitized vacation ownership notes receivable	3	210	266	227	287
Other notes receivable	3	58	58	51	51

Total financial assets		$577	$711	$576	$710

Liabilities:
Long-term debt	1	$2,231	$2,361	$2,398	$2,503
Long-term securitized debt	3	164	170	176	182

Total financial liabilities		$2,395	$2,531	$2,574	$2,685

Off-Balance sheet:
Letters of credit	2	$—	$83	$—	$83
Surety bonds	2	—	28	—	27

Total off-balance sheet		$—	$111	$—	$110

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

We estimate the fair value of our publicly traded debt based on the bid prices in the public debt markets. The carrying amount of our floating rate debt is a reasonable basis of fair value due to the variable nature of the interest rates. Our non-public, securitized debt and fixed rate debt fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt, prevailing market conditions and the length to maturity for the debt.

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

The management of our vacation ownership and residential sales business is conducted by the vacation ownership and residential segment. The vacation ownership and residential segment generates its earnings through the acquisition, development and operation of vacation ownership resorts, marketing and selling of VOIs and residential units, and providing financing to customers who purchase such interests. See Note 20, Planned Spin-off, for a discussion of our plans for a spin-off of our vacation ownership business.

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

The following tables present revenues and segment earnings for our reportable segments (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues:
Americas (a)	$369	$390
EAME	98	119
Asia Pacific	65	82
Vacation ownership and residential	186	172

Total segment revenues	718	763
Other revenues from managed and franchised hotels	672	672
Other corporate revenues – unallocated	25	23

	$1,415	$1,458

(a)	Includes revenues of $267 million and $263 million for the three months ended March 31, 2015 and 2014, respectively, from hotels located in the United States of America. No other country contributed more than 10% of our total revenues.

	Three Months Ended March 31,
	2015	2014
Segment earnings:
Americas	$165	$176
EAME	29	24
Asia Pacific	46	56
Vacation ownership and residential	49	44

Total segment earnings	289	300
Other corporate unallocated	26	23
Corporate selling, general, administrative and other – unallocated	(41)	(42)
Gain (loss) on asset dispositions and impairments, net	14	(36)
Restructuring and other special (charges) credits	(31)	—
Adjustments to equity earnings (a)	(5)	(9)
Interest expense	(32)	(24)
Depreciation and amortization	(69)	(68)
Discontinued operations	—	1
Income tax benefit (expense)	(52)	(8)

Net income attributable to Starwood	$99	$137

(a)	Includes impairment losses, certain gains on hotel sales, interest expense, depreciation, and amortization expense related to equity earnings not allocated to segment earnings.

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

At March 31, 2015, we have approximately $104 million of investments and a loan balance of $2 million associated with these VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

At December 31, 2014, we evaluated the 21 hotels in which we had a variable interest. As of that date, we had approximately $106 million of investments and a loan balance of $2 million associated with these VIEs.

Guaranteed Loans and Commitments. In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $27 million at March 31, 2015. We evaluate these loans for impairment, and at March 31, 2015, we believe these loans are collectible. Unfunded loan commitments aggregating to $93 million were outstanding at March 31, 2015, of which $39 million is expected to be funded in the next twelve months. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $174 million of equity and other potential contributions associated with managed or joint venture properties, $77 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf as of March 31, 2015 totaled $28 million. Surety bonds may be required by state or local governments relating to our vacation ownership operations, in connection with certain tax appeals and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, tied to the results of a competitive set of hotels and have exclusions for force majeure and acts of war or terrorism. We do not anticipate any significant funding under performance guarantees nor do we anticipate losing a significant number of management or franchise contracts in 2015.

In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity, which have significantly decreased in recent years. We have received various claims on these historical liabilities. If we have to fund any of these claims, there can be no assurance that we will be able to recover such amounts through the indemnification. During the three months ended March 31, 2015, certain employee pension claims were determined to be probable and reasonably estimable, based on the review of additional information provided to us by the plaintiffs, and we recorded a reserve of $6 million associated with these claims.

Litigation. We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of March 31, 2015, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $20 million. While the ultimate results of claims and litigation cannot be determined, we do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Note 20. Planned Spin-off

On February 10, 2015, we announced plans to spin-off our vacation ownership business to stockholders as a separate publicly traded company. The transaction, which is expected to be tax-free to stockholders, will be effected through a pro rata distribution of the new entity’s stock to existing Starwood stockholders. We expect to enter into a new long-term license agreement with the new entity for current and future vacation ownership properties to retain affiliation with our globally-renowned Westin and Sheraton brands. In addition to the existing 23 vacation ownership resorts, we expect to transfer to the new entity five owned properties in Hawaii, Colorado, and Mexico for future vacation ownership development. We will disclose more details of the transaction upon the filing of a Form 10 registration statement with the Securities and Exchange Commission, which we anticipate filing in the second quarter of 2015. The Form 10 will include more details about the new entity’s pro forma balance sheet and pro forma income statement. The name of the new company will be determined in the coming months. During the three months ended March 31, 2015, we recorded approximately $6 million of costs primarily associated with professional fees for the planned spin-off. The transaction is subject to the receipt of normal and customary regulatory approvals, the execution of inter-company agreements, arrangement of adequate financing facilities, the effectiveness of the registration statement, final approval by Starwood’s Board of Directors, and other customary conditions. The spin-off transaction will not require a stockholder vote. The spin-off is expected to be completed in the fourth quarter of 2015, but there can be no assurance regarding the ultimate timing of the spin-off or that the spin-off will ultimately occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in our rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and labor unions, our ability to consummate potential acquisitions or dispositions or the spin-off of our vacation ownership business or realize the anticipated benefits of the spin-off, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

This MD&A includes discussion of our consolidated operating results, as well as discussion about each of our four segments. Additionally, Note 18 to the consolidated financial statements presents further information about our segments.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three months ended March 31, 2015 and 2014.

In the first quarter of 2015, we saw strong results, particularly in the Americas, while our international results were negatively impacted by foreign exchange rates. Management fees and franchise fees increased by 1.6%, and Same-Store Worldwide Systemwide Revenue per Available Room (REVPAR) increased 1.9% as compared to the first quarter of 2014. As discussed above, the Americas segment was especially strong with a 5.7% increase in Worldwide Systemwide Same-Store REVPAR, while the EAME and Asia Pacific segments were negatively impacted by the unfavorable impact of foreign currency exchange rates for three months ended March 31, 2015 compared to the prior year. Additionally, occupancies in every segment continued to rise.

At March 31, 2015, we had approximately 490 hotels in the active pipeline representing approximately 110,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 57% are in the upper upscale and luxury segments and 78% are outside of North America. During the first quarter of 2015, we signed 33 hotel management and franchise contracts, representing approximately 6,000 rooms, of which 28 are new builds and five are conversions from other brands. We also opened 20 new hotels and resorts representing approximately 3,200 rooms. During the first quarter of 2015, six hotels left the system, representing approximately 1,300 rooms.

In addition to our active pipeline, we have a 74% equity interest in Design Hotels AG, (Design Hotels) a company that represents and markets a distinct selection of over 280 independent hotels with approximately 22,000 rooms globally. Starwood and Design Hotels entered into an agreement in 2014 that allows greater coordination and cooperation between the companies. Our REVPAR metrics do not include revenue from Design Hotels and, at this stage, Design’s operating results are inconsequential to our results.

On April 16, 2015, we introduced Tribute Portfolio™, our 10th brand and second collection of independent hotels, which will be comprised of independent, upper upscale properties.

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

Our SPG guest loyalty program continues to be an industry leader and innovator. The enhancements to the program in recent years, coupled with the introduction of programs like SPG Pro, help us to attract the next wave of global, elite travelers and continue to drive SPG occupancy rates to record levels. We continue to focus on digital innovation and personalization, which helps us better connect with guests and customers, sell through our own channels and deliver more personalized service, all while enhancing our brands.

On February 10, 2015, we announced plans to spin-off our vacation ownership business to stockholders as a separate, publicly traded company. The transaction, which is expected to be tax-free to stockholders, will be effected through a pro rata distribution of the new entity’s stock to existing Starwood stockholders. Please see Note 20, of the consolidated financial statements for additional information.

During the three months ended March 31, 2015 and 2014, we earned revenues at our owned and leased hotels by geographic area as follows (1):

	Three Months Ended March 31,
	2015	2014
United States	50%	44%
Europe	20%	23%
Americas (Latin America & Canada) *	26%	24%
Asia Pacific	4%	9%

Total	100%	100%

(1)	Includes the revenues of hotels sold for the period prior to their sale.
*	Includes U.S. territories

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Consolidated Results

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$316	$364	$(48)	(13.2)%
Management Fees, Franchise Fees and Other Income	240	248	(8)	(3.2)%
Vacation Ownership and Residential Sales and Services	187	174	13	7.5%
Other Revenues from Managed and Franchised Properties	672	672	—	—

Total Revenues	$1,415	$1,458	$(43)	(2.9)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from nine owned hotels that were sold or closed and two leased hotels converted to managed and franchised hotels in 2014. These sold, closed or converted hotels had no revenue in the three months ended March 31, 2015, compared to $50 million for the corresponding period in 2014. Revenues at our Same-Store Owned Hotels (32 hotels for the three months ended March 31, 2015 and 2014, excluding the nine hotels sold or closed, two hotels converted to managed or franchised, and four hotels undergoing significant repositionings or without comparable results in 2015 and 2014) increased 3.4%, or $10 million, to $300 million for the three months ended March 31, 2015 compared to $290 million in the corresponding period of 2014. Additionally, the four hotels undergoing significant repositionings or without comparable results had revenues of $12 million in the three months ended March 31, 2015 compared to $18 million for the corresponding period in 2014.

REVPAR at our worldwide Same-Store Owned Hotels increased 2.8% to $168.81 for the three months ended March 31, 2015 compared to the corresponding period in 2014. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 72.0% for the three months ended March 31, 2015, compared to 68.6% in the corresponding period in 2014, partially offset by a decrease of 2.0% in ADR to $234.57 for the three months ended March 31, 2015 compared to $239.43 for the corresponding period in 2014. Growth in REVPAR was particularly strong in the Western part of the United States and in Mexico.

The decrease in management fees, franchise fees and other income was primarily due to the inclusion in 2014 of a significant termination fee associated with the exit of one hotel from the system and the negative impact of foreign exchange rates. Core fees (total management and franchise fees), which were negatively impacted by foreign exchange rates, increased $3 million to $191 million for the three months ended March 31, 2015, compared to $188 million for the corresponding period in 2014. These increases included fees from the net addition of 65 managed or franchised hotels to our system since March 31, 2014 and a 1.9% increase in Same- Store Worldwide Systemwide REVPAR compared to the same period in 2014. As of March 31, 2015, we had 584 managed properties and 601 franchised properties with approximately 335,200 rooms.

Total vacation ownership and residential services revenue increased $13 million to $187 million for the three months ended March 31, 2015, compared to the corresponding period in 2014, driven by a $15 million increase in revenues recognized under the percentage of completion method and a $12 million increase in revenues from resort operations during the three months ended March 31, 2015. These amounts were partially offset by a $14 million reduction in residential sales and service revenue, primarily due to the sellout of our St. Regis Bal Harbour Resort residential project (Bal Harbour) in early 2014.

Other revenues from managed and franchised properties remained flat, compared to the corresponding period in 2014. These revenues represent reimbursements of costs incurred on behalf of managed hotels, vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$91	$95	$(4)	(4.2)%

During the first quarter of 2015, selling, general, administrative and other expenses decreased 4.2% to $91 million compared to $95 million in 2014, primarily due to cost containment efforts, the impact of foreign exchange, and the timing of expenses.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges, Net	$31	$—	$31	n/m
n/m= not meaningful

The restructuring and other special charges, net during the first quarter of 2015 include $8 million in restructuring costs associated with severance costs as a result of certain cost savings initiatives at our divisions and $23 million of other special charges. Other special charges primarily consist of a $7 million severance charge associated with the resignation of our prior President and Chief Executive Officer, the establishment of $6 million of reserves related to potential liabilities assumed in connection with the Le Méridien acquisition, and $6 million of costs primarily associated with professional fees for the planned spin-off of our vacation ownership business.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$69	$68	$1	1.5%

The increase in depreciation and amortization expense for the three months ended March 31, 2015, compared to the corresponding period of 2014, was primarily due to additional depreciation related to information technology capital expenditures in 2014 and 2015 and the new capital lease asset for our corporate headquarters, partially offset by decreased depreciation expense related to sold hotels.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$153	$194	$(41)	(21.1)%

The decrease in operating income for the three months ended March 31, 2015, compared to the corresponding period of 2014, was primarily due to restructuring and other special charges, net of $31 million, an $8 million decrease in management fees, franchise fees and other income, and a decrease in operations (revenues less expenses) of $9 million related to our owned, leased and consolidated joint venture hotels, partially offset by a decrease in selling, general administrative and other expenses of $4 million and an increase in operations (revenues less expenses) of $4 million related to vacation ownership and residential sales and services.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$15	$9	$6	66.7%

The increase in equity earnings and gains from unconsolidated joint ventures, net was primarily related to a $4 million gain on the sale of a joint venture hotel during three months ended March 31, 2015.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$31	$23	$8	34.8%

Net interest expense increased $8 million for the three months ended March 31, 2015, compared to the same period of 2014, primarily due to an increase in our debt balance associated with borrowings late in 2014, including the issuance of $650 million of senior notes.

Our weighted average interest rate was approximately 4.16% at March 31, 2015 compared to 5.55% at March 31, 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$14	$(36)	$50	n/m

During the three months ended March 31, 2015, we recorded a net gain of $14 million, primarily related to a $17 million gain on the sale of a minority partnership interest in a hotel.

During the three months ended March 31, 2014, we recorded a loss of $36 million, primarily related to the $29 million impairments of two hotels, one of which was sold in the second quarter of 2014 subject to a long-term franchise contract and the other of which represented a leased hotel that was converted to a managed hotel in the second quarter of 2014. Additionally, we recorded a $7 million impairment associated with one of our foreign unconsolidated joint ventures.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax Expense	$52	$8	$44	n/m

The increase in income tax expense for the three months ended March 31, 2015, compared to the same period in 2014, was primarily the result of the favorable resolution of a previous dispute related to foreign operating losses, during the three months ended March 31, 2014, which resulted in a tax benefit of $52 million. This was partially offset by a $13 million decrease in income tax expense related to hotels and investments that were sold or impaired during the three months ended March 31, 2014, compared to the same period in 2015.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended March 31, 2015 and 2014. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended March 31,		Variance
	2015	2014
Worldwide (1,051 hotels with approximately 307,000 rooms)
REVPAR (1)	$116.67	$114.55	1.9%
ADR	$173.11	$175.24	(1.2)%
Occupancy	67.4%	65.4%	2.0

Americas (601 hotels with approximately 174,600 rooms)
REVPAR (1)	$124.67	$117.94	5.7%
ADR	$175.79	$170.85	2.9%
Occupancy	70.9%	69.0%	1.9

EAME (209 hotels with approximately 53,600 rooms)
REVPAR (1)	$118.02	$126.90	(7.0)%
ADR	$192.18	$212.71	(9.7)%
Occupancy	61.4%	59.7%	1.7

Asia Pacific (241 hotels with approximately 78,800 rooms)
REVPAR (1)	$98.06	$98.91	(0.9)%
ADR	$154.35	$162.15	(4.8)%
Occupancy	63.5%	61.0%	2.5

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 and 2014 represent results for 32 owned, leased and consolidated joint venture hotels (excluding nine hotels sold or closed, two hotels converted to managed or franchised, and four hotels undergoing significant repositionings or without comparable results in 2015 and 2014).

	Three Months Ended March 31,		Variance
	2015	2014
Worldwide (32 hotels with approximately 12,200 rooms)
REVPAR (1)	$168.81	$164.14	2.8%
ADR	$234.57	$239.43	(2.0)%
Occupancy	72.0%	68.6%	3.4

Americas (18 hotels with approximately 9,500 rooms)
REVPAR (1)	$167.21	$158.94	5.2%
ADR	$227.25	$224.10	1.4%
Occupancy	73.6%	70.9%	2.7

EAME (11 hotels with approximately 2,000 rooms)
REVPAR (1)	$192.37	$207.47	(7.3)%
ADR	$295.34	$347.58	(15.0)%
Occupancy	65.1%	59.7%	5.4

Asia Pacific (3 hotels with approximately 700 rooms)
REVPAR (1)	$123.26	$110.02	12.0%
ADR	$176.98	$178.11	(0.6)%
Occupancy	69.6%	61.8%	7.8

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Revenues
Americas	$369	$390	$(21)	(5.4)%
EAME	98	119	(21)	(17.6)%
Asia Pacific	65	82	(17)	(20.7)%
Vacation ownership and residential	186	172	14	8.1%

Total segment revenues	$718	$763	$(45)	(5.9)%

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Segment Earnings
Americas	$165	$176	$(11)	(6.3)%
EAME	29	24	5	20.8%
Asia Pacific	46	56	(10)	(17.9)%
Vacation ownership and residential	49	44	5	11.4%

Total segment earnings	$289	$300	$(11)	(3.7)%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring costs and other special charges, gains (losses) on debt extinguishment, and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 18 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues decreased $21 million in the three months ended March 31, 2015, compared to the corresponding period in 2014. The decrease in revenues was primarily related to a $10 million decrease in management fees, franchise fees and other income and an $8 million decrease in revenues from our owned, leased and consolidated joint venture hotels.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from six owned hotels that were sold in 2014. These sold hotels had no revenue in the three months ended March 31, 2015 compared to $14 million for the corresponding period in 2014. Additionally, there was a $7 million decrease in revenues from three owned hotels without comparable results in 2015 and 2014, offset by a $13 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 5.2% to $167.21 for the three months ended March 31, 2015 compared to the corresponding period in 2014.

The decrease in management fees, franchise fees and other income for the three months ended March 31, 2015, compared to the same period in 2014, was due to the inclusion in 2014 of a significant termination fee associated with the exit of one hotel from the system. This decrease was partially offset by an increase in management fees and franchise fees of $5 million, due to the net addition of 27 managed or franchised hotels since March 31, 2014 and a 5.7% increase in Same-Store Systemwide REVPAR compared to the same period in 2014. As of March 31, 2015, the Americas segment had 161 managed properties and 496 franchised properties with approximately 183,000 rooms.

Segment earnings decreased $11 million in the three months ended March 31, 2015, compared to the corresponding period in 2014, primarily due to the decrease in management fees, franchise fees and other income discussed above.

EAME

Segment revenues decreased $21 million in the three months ended March 31, 2015, compared to the corresponding period in 2014. The decrease in revenues was primarily related to a $19 million decrease in revenues from our owned, leased and consolidated joint venture hotels. Management fees, franchise fees and other income remained flat, compared to the corresponding period in 2014.

The $19 million decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $17 million decrease in revenues from two hotels that were sold or closed and two leased hotels that were converted to managed or franchised hotels during 2014, and a $3 million decrease in Same-Store Owned Hotel revenues due to a decrease in REVPAR of 7.3% to $192.37 for the three months ended March 31, 2015 compared to the corresponding period in 2014.

Same-Store Systemwide REVPAR decreased 7.0% to $118.02 for the three months ended March 31, 2015 compared to the corresponding period in 2014. REVPAR throughout EAME was negatively impacted from the unfavorable impact of foreign currency exchange during the three months ended March 31, 2015, compared to the corresponding period in 2014. As of March 31, 2015, the EAME segment had 187 managed properties and 51 franchised properties with approximately 60,600 rooms.

Segment earnings increased $5 million in the three months ended March 31, 2015, compared to the corresponding period in 2014, primarily due to a $5 million decrease in divisional overhead expenses, mostly driven by the positive impact of foreign currency exchange in 2015.

Asia Pacific

Segment revenues decreased $17 million in the three months ended March 31, 2015, compared to the corresponding period in 2014. The decrease in revenues was primarily related to a $19 million decrease in our owned, leased and consolidated joint venture hotels due to lost revenues from one owned hotel that was sold in late 2014.

Management fees, franchise fees and other income remained flat, compared to the corresponding period in 2014. The net addition of 29 managed or franchised hotels since March 31, 2014 was offset by a decrease in Same-Store Systemwide REVPAR of 0.9% to $98.06 for the three months ended March 31, 2015 compared to the corresponding period in 2014. REVPAR throughout Asia Pacific was negatively impacted from the unfavorable impact of foreign currency exchange during the three months ended March 31, 2015, compared to the corresponding period in 2014. As of March 31, 2015, the Asia Pacific segment had 236 managed properties and 54 franchised properties with approximately 91,700 rooms.

Segment earnings decreased $10 million in the three months ended March 31, 2015, compared to the corresponding period in 2014, primarily driven by an $8 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels and a $2 million increase in divisional overhead expenses.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue increased $14 million to $186 million for the three months ended March 31, 2015 compared to the corresponding period in 2014, primarily due to an increase in revenue recognized under the percentage of completion method as projects reached completion and an increase in revenues from resort operations, partially offset by a reduction in residential sales due to the sellout of Bal Harbour in early 2014. Segment earnings increased $5 million in the three months ended March 31, 2015, compared to the corresponding period in 2014, primarily driven by the above noted increases in revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and resorts and sales of VOIs. Cash flow from operations decreased to $55 million for the three months ended March 31, 2015, compared to $151 million for the three months ended March 31, 2014, primarily due to an increase in cash paid for interest associated with our senior notes, a decrease in operations at our owned, leased and consolidated joint venture hotels, primarily due to the sale or closure of hotels in 2014, and a decrease in residential closings at Bal Harbour. Other sources of cash are distributions from joint ventures, servicing of financial assets and interest income. We use cash principally to fund our operating expenses, interest payments on debt, capital expenditures, dividend payments, share repurchases and property and income taxes. We believe that our cash from operations and our existing borrowing availability together with capacity for additional borrowings will be adequate to meet all funding requirements for our operating expenses, principal and interest payments on debt, capital expenditures, dividend payments, share repurchases and property and income taxes.

The ratio of our current assets to current liabilities was 0.83 and 0.95 as of March 31, 2015 and December 31, 2014, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels, in the same jurisdictions, on a daily basis and fund payables as needed through cash on hand or by drawing down on our existing revolving credit facility.

Cash Used for Investing Activities

Gross capital spending during the three months ended March 31, 2015 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$12
Corporate and information technology	18

Subtotal	30

Net Capital Expenditures for Vacation Ownership Inventory (2)	9

Development Capital	34

Total Capital Expenditures	$73

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $31 million less cost of sales of $22 million.

Gross capital spending during the three months ended March 31, 2015 included approximately $30 million of maintenance capital and $34 million of development capital. Investment spending on vacation ownership inventory was $31 million, primarily at the Westin Nanea Ocean Villas in Maui, Hawaii, Westin St. John in the U.S. Virgin Islands, and the Westin Desert Willow in Palm Desert. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets in which we operate. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2015 (excluding vacation ownership inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2015, we currently expect to spend approximately $200 million for investment projects, various joint ventures and other investments.

In order to secure management or franchise agreements, we have made loans to third-party owners, made non-controlling investments in joint ventures and provided certain guarantees and indemnifications. See Note 19 of the consolidated financial statements for our discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications under which we are obligated, and investments in hotels and joint ventures.

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments and share repurchases) from cash on hand, borrowings, net proceeds from asset dispositions, and cash generated from operations.

We periodically review our business to identify properties or other assets that we believe either are non-core, no longer complement our business, or could be sold at significant premiums. As part of our asset-light strategy, we are focused on reducing our investment in owned real estate, enhancing our real estate returns and monetizing investments.

Since 2006 and through March 31, 2015, we have sold 87 hotels realizing cash proceeds of approximately $7.1 billion in numerous transactions. To date, where we have sold hotels, we typically have not provided significant seller financing or other financial assistance to buyers. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

In March 2015, we paid a quarterly dividend of approximately $64 million, or $0.375 per share. During the three months ended March 31, 2015, we repurchased 1.6 million common shares at a weighted average price of $78.29 for a total cost of approximately $123 million. As of March 31, 2015, $706 million remained available under the share repurchase authorization approved by our Board of Directors (see Note 15).

The following is a summary of our debt portfolio excluding securitized vacation ownership debt and capital leases as of March 31, 2015:

	Amount Outstanding at March 31, 2015 (a)	Weighted Average Interest Rate at March 31, 2015	Weighted Average Remaining Term
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit	$1	11.91%	4.9
Commercial Paper	462	0.54%	4.9
Mortgages and Other	34	3.65%	1.7
Interest Rate Swaps	250	5.22%	3.7

Total/Average	$747	2.29%	4.4

Fixed Rate Debt
Senior Notes	$1,864	5.30%	7.7
Mortgages and Other	8	2.24%	10.1
Interest Rate Swaps	(250)	6.91%	3.7

Total/Average	$1,622	5.03%	8.3

Total Debt
Total Debt and Weighted Average Terms	$2,369	4.16%	7.1

(a)	Excludes approximately $197 million of our share of unconsolidated joint venture debt, $159 million of capital lease obligations, and securitized vacation ownership debt of $229 million, all of which is non-recourse.

Our Revolving Credit Facility (the Facility) is used to fund general corporate cash needs. As of March 31, 2015, we have availability of approximately $1.29 billion under the Facility. The Facility allows for multi-currency borrowing and, when drawn upon, has an applicable margin, inclusive of the commitment fee, of 1.2% plus the applicable currency LIBOR rate.

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

The following is a summary of our unsecuritized and securitized debt less cash as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in millions)
Gross Unsecuritized Debt	$2,528	$2,695
less: cash (including restricted cash of $50 million in 2015 and $76 million in 2014)	(623)	(1,011)

Net Unsecuritized Debt	$1,905	$1,684

Gross Securitized Debt (Non-Recourse)	$229	$249
less: cash restricted for securitized debt repayments (not included above)	(12)	(11)

Net Securitized Debt	$217	$238

Total Net Debt	$2,122	$1,922

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, issuance of Commercial Paper and potentially additional borrowings will be adequate to meet anticipated requirements for dividend payments, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due or on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all. As of March 31, 2015, approximately $570 million, included in our cash balance above, resided in foreign countries. The balance of offshore cash is deemed to be permanently invested in foreign countries and we could be subject to income taxes if we repatriated these amounts.

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

We had the following commercial commitments outstanding as of March 31, 2015 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$83	$79	$—	$—	$4

CRITICAL ACCOUNTING POLICIES

Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Those estimates and assumptions that we believe are critical and require the use of complex judgment in their application are included in our 2014 Form 10-K. Since the date of our 2014 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are, or may become, subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2015, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 to January 31, 2015	752,246	$78.08	752,246	$20
February 1 to February 28, 2015 (a)	423,738	$75.79	423,738	$738
March 1 to March 31, 2015	398,223	$81.36	398,223	$706

Total	1,574,207	$78.29	1,574,207

(a)	In February 2015, our Board of Directors authorized a $750 million increase to the share repurchase program.

Item 6.	Exhibits.

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer (1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer (1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer (1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer (1)
101	The following materials from Starwood Hotels & Resorts Worldwide, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ Adam M. Aron

Adam M. Aron Chief Executive Officer

By:	/s/ Thomas B. Mangas

Thomas B. Mangas Chief Financial Officer

Date: April 29, 2015