Form 10-Q
period 2015-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2015-07-30
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from               to

Commission File Number:  1-7959

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1193298
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

170,379,295 shares of common stock, par value $0.01 per share, outstanding as of July 24, 2015.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (“we”, “us” or the “Company”) are provided pursuant to the requirements of this Item.  In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included.  The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015.  See the notes to consolidated financial statements for the basis of presentation.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.  The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this filing.  Results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2015.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$735	$935
Restricted cash	42	84
Accounts receivable, net of allowance for doubtful accounts of $72 and $63	675	661
Inventories	246	236
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $3 and $4	44	47
Deferred income taxes	171	199
Prepaid expenses and other	182	159
Total current assets	2,095	2,321
Investments	204	214
Plant, property and equipment, net	2,320	2,634
Goodwill and intangible assets, net	1,912	1,956
Deferred income taxes	579	596
Other assets	750	711
Securitized vacation ownership notes receivable, net	193	227
Total assets	$8,053	$8,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$299	$297
Accounts payable	94	101
Current maturities of long-term securitized vacation ownership debt	57	73
Accrued expenses	1,324	1,307
Accrued salaries, wages and benefits	373	416
Accrued taxes and other	261	256
Total current liabilities	2,408	2,450
Long-term debt	1,841	2,398
Long-term securitized vacation ownership debt	151	176
Deferred income taxes	35	38
Other liabilities	2,274	2,069
Total liabilities	6,709	7,131
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 170,603,937 and 172,694,299 shares at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	74	47
Accumulated other comprehensive loss	(598)	(508)
Retained earnings	1,863	1,984
Total Starwood stockholders’ equity	1,341	1,525
Noncontrolling interests	3	3
Total equity	1,344	1,528
Total liabilities and equity	$8,053	$8,659

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Owned, leased and consolidated joint venture hotels	$356	$414	$672	$778
Vacation ownership and residential sales and services	170	171	357	345
Management fees, franchise fees and other income	256	260	496	508
Other revenues from managed and franchised properties	699	694	1,371	1,366
	1,481	1,539	2,896	2,997
Costs and Expenses
Owned, leased and consolidated joint venture hotels	265	314	527	615
Vacation ownership and residential sales and services	126	125	263	253
Selling, general, administrative and other	99	102	190	197
Restructuring and other special charges (credits), net	23	(3)	54	(3)
Depreciation	65	63	127	123
Amortization	8	7	15	15
Other expenses from managed and franchised properties	699	694	1,371	1,366
	1,285	1,302	2,547	2,566
Operating income	196	237	349	431
Equity earnings and gains from unconsolidated ventures, net	11	9	26	18
Interest expense, net of interest income of $1, $1, $2 and $2	(27)	(23)	(58)	(46)
Gain (loss) on asset dispositions and impairments, net	—	3	14	(33)
Income from continuing operations before taxes and noncontrolling interests	180	226	331	370
Income tax expense	(44)	(73)	(96)	(81)
Income from continuing operations	136	153	235	289
Discontinued operations:
Gain on dispositions, net of tax expense (benefit) of $0, $0, $0 and $(1)	—	—	—	1
Net income attributable to Starwood	$136	$153	$235	$290

Earnings Per Share – Basic
Continuing operations	$0.80	$0.81	$1.38	$1.52
Discontinued operations	—	—	—	0.01
Net income	$0.80	$0.81	$1.38	$1.53

Earnings Per Share – Diluted
Continuing operations	$0.79	$0.80	$1.37	$1.51
Discontinued operations	—	—	—	0.01
Net income	$0.79	$0.80	$1.37	$1.52
Weighted average number of shares	169	190	170	190
Weighted average number of shares assuming dilution	170	191	171	191
Dividends declared per share	$0.375	$1.00	$0.75	$2.00

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$136	$153	$235	$290
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	23	4	(89)	4
Defined benefit pension and postretirement plans activity	—	1	1	1
Hedging activities	(3)	—	(2)	—
Total other comprehensive income (loss), net of taxes	20	5	(90)	5
Total comprehensive income	156	158	145	295
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Starwood	$156	$158	$145	$295

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income	$235	$290
Adjustments to net income:
Discontinued operations:
Gain on dispositions, net	—	(1)
Depreciation and amortization	142	138
Amortization of deferred gains	(44)	(43)
Non-cash portion of restructuring and other special charges (credits), net	7	(3)
(Gain) loss on asset dispositions and impairments, net	(14)	33
Stock-based compensation expense	26	24
Excess stock-based compensation tax benefit	(7)	(8)
Distributions in excess (deficit) of equity earnings	(12)	(2)
Deferred income tax expense (benefit)	33	(20)
Other non-cash adjustments to net income	(1)	18
Decrease (increase) in restricted cash	55	(14)
Other changes in working capital	(92)	(26)
Securitized VOI notes receivable activity, net	38	50
Unsecuritized VOI notes receivable activity, net	(36)	(47)
Accrued income taxes and other	30	47
Cash from operating activities	360	436

Investing Activities
Purchases of plant, property and equipment	(103)	(165)
Proceeds from asset sales, net of transaction costs	527	225
Acquisitions, net of acquired cash	(26)	(17)
Issuance of notes receivable, net	(12)	—
Distributions from investments, net	31	3
Other, net	2	—
Cash from investing activities	419	46

Financing Activities
Commercial paper, net	(569)	—
Revolving credit facility and short-term borrowings, net	(4)	—
Decrease in restricted cash	—	94
Long-term debt issued	10	4
Long-term debt repaid	(2)	(1)
Long-term securitized debt repaid	(41)	(55)
Dividends paid	(133)	(381)
Proceeds from employee stock option exercises	13	20
Excess stock-based compensation tax benefit	7	8
Share repurchases	(228)	(170)
Other, net	(24)	(20)
Cash used for financing activities	(971)	(501)
Exchange rate effect on cash and cash equivalents	(8)	—
Increase in cash and cash equivalents	(200)	(19)
Cash and cash equivalents - beginning of period	935	616
Cash and cash equivalents - end of period	$735	$597

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$96	$36
Income taxes, net of refunds	$60	$82
Non-cash capital lease obligation	$—	$153

The accompanying notes to financial statements are an integral part of the above statements.

Note 1.	Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries.  We are one of the world’s largest hotel and leisure companies.  Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,249 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets:  luxury and upper-upscale. The principal operations of Starwood Vacation Ownership, Inc. (SVO) include the development and operation of vacation ownership resorts; and marketing, selling and financing of vacation ownership interests (VOIs) in the resorts.

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

Future Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers.  The principles in this ASU should be applied to all contracts with customers regardless of industry.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, with two transition methods of adoption allowed.  Early adoption is permitted for annual periods beginning after December 16, 2016.  We plan to adopt this ASU on January 1, 2018.  We are still evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements- Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  This update provides guidance on management’s responsibility to evaluate whether there is substantial doubt about the ability to continue as a going concern and to provide related interim and annual footnote disclosures.  The amendments in this ASU are effective for reporting periods ending after December 15, 2016, and we plan to adopt this ASU for the annual period ending on December 31, 2016.  We do not believe the adoption of this update will have a material impact on our financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis.”  The amendments in this update are intended to improve and simplify targeted areas of the consolidation guidance and are effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted.  We plan to adopt this ASU on January 1, 2016.  We do not believe the adoption of this update will have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest- Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this topic are intended to simplify the presentation of debt issuance costs and are effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted.  We plan to adopt this ASU on January 1, 2016.  We do not believe the adoption of this update will have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles- Goodwill and Other- Internal – Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this topic are intended to provide guidance about whether a cloud computing arrangement includes a software license.  This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted.  We plan to adopt this ASU prospectively on January 1, 2016.  We do not believe the adoption of this update will have a material impact on our financial statements.

Adopted Accounting Standards

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This topic eliminates from U.S. GAAP the concept of extraordinary items.  This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted, and we adopted this ASU on a prospective basis on January 1, 2015.  The adoption of this update did not have a material impact on our financial statements.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to our common stockholders (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income from continuing operations	$136	$153	$235	$289
Weighted average common shares for basic earnings per share	169	190	170	190
Effect of dilutive stock options and restricted stock awards	1	1	1	1
Weighted average common shares for diluted earnings per share	170	191	171	191
Basic earnings per share	$0.80	$0.81	$1.38	$1.52
Diluted earnings per share	$0.79	$0.80	$1.37	$1.51

Approximately 0.7 million shares for the three months ended June 30, 2014, and 0.3 million shares and 0.5 million shares for six months ended June 30, 2015 and 2014, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.  An insignificant amount of shares were excluded from the computation of diluted shares for the three months ended June 30, 2015.

Note 4.	Asset Dispositions and Impairments

During the three months ended June 30, 2015, we sold three wholly-owned hotels for cash proceeds net of closing costs of approximately $527 million.  Two of these hotels were sold subject to long-term management agreements.  The sale of these hotels resulted in pre-tax gains of approximately $240 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreements.  The other hotel was sold subject to a long-term franchise agreement and resulted in a pre-tax gain of approximately $4 million, which we recorded in the gain (loss) on asset dispositions and impairments, net line item.  These gains were partially offset by a loss of $4 million primarily related to asset dispositions and impairments associated with certain hotel renovations.

Additionally, during the six months ended June 30, 2015, we recorded a $17 million gain related to the sale of a minority partnership interest in a hotel, partially offset by a loss of $3 million, primarily related to asset dispositions and impairments associated with certain hotel renovations.

During the six months ended June 30, 2014, we sold two wholly-owned hotels for cash proceeds net of closing costs of approximately $223 million.  One of these hotels was sold subject to a long-term management agreement.  The sale of this hotel resulted in a pre-tax gain of approximately $91 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement.  The other hotel was sold subject to a long-term franchise agreement and resulted in a pre-tax loss of $6 million, which was recorded to the gain (loss) on asset dispositions and impairments, net line item in the first quarter of 2014 when we entered into the purchase and sale agreement and received a non-refundable deposit.  During the six months ended June 30, 2014, we also recorded a $7 million impairment associated with one of our foreign unconsolidated joint ventures, which we recorded to the gain (loss) on asset dispositions and impairments, net line item.

Additionally, during the six months ended June 30, 2014, we converted a leased hotel to a managed hotel, subject to a long-term management agreement, and recognized a pre-tax loss of $21 million, which was recorded to the gain (loss) on asset dispositions and impairments, net line item.  We provided financing to the hotel owner in the form of a note receivable to fund the transaction price.  We will provide additional financing over the next few years to fund a significant renovation of the hotel.

Note 5.	Transfers of Financial Assets

We have variable interests in the entities associated with our four outstanding securitization transactions.  As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes.  We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (VIEs).  In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans.  We are the servicer of the securitized mortgage receivables.  We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable that are in default at their outstanding principal amounts.  Such activity totaled $3 million and $6 million and during the three and six months ended June 30, 2015, respectively, compared to $5 million and $9 million during the three and six months ended June 30, 2014.  We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses.  We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements.  As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties.  We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors.  The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash.  Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 8).  We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs.  Such activity totaled $8 million and $16 million during the three and six months ended June 30, 2015, respectively, compared to $10 million and $21 million during the three and six months ended June 30, 2014, respectively, and is classified in cash and cash equivalents.

Note 6.	Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consisted of the following (in millions):

	June 30,	December 31,
	2015	2014
Vacation ownership loans – securitized	$237	$274
Vacation ownership loans – unsecuritized	358	331
	595	605
Less: current portion
Vacation ownership loans – securitized	(44)	(47)
Vacation ownership loans – unsecuritized	(38)	(36)
	$513	$522

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

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income.  Interest income related to our VOI notes receivable was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Vacation ownership loans – securitized	$9	$11	$18	$24
Vacation ownership loans – unsecuritized	11	9	23	17
	$20	$20	$41	$41

The following table presents future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2015	$24	$29	$53
2016	48	33	81
2017	45	36	81
2018	38	37	75
2019	33	40	73
Thereafter	70	252	322
Balance at June 30, 2015	$258	$427	$685
Weighted average interest rates at June 30, 2015	13.07%	13.07%	13.07%
Range of interest rates	6.0% to 17.0%	5.0% to 17.0%	5.0% to 17.0%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale.  We hold large amounts of homogeneous VOI notes receivable and, therefore, assess uncollectibility based on pools of receivables.  In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements.  As of June 30, 2015 and December 31, 2014, the average estimated default rate for our pools of receivables was approximately 9.1% and 9.2%, respectively.

The activity and balances for our loan loss reserve were as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at March 31, 2015	$24	$69	$93
Provisions for loan losses	—	5	5
Write-offs	—	(8)	(8)
Other	(3)	3	—
Balance at June 30, 2015	$21	$69	$90

Balance at December 31, 2014	$28	$68	$96
Provisions for loan losses	(1)	9	8
Write-offs	—	(14)	(14)
Other	(6)	6	—
Balance at June 30, 2015	$21	$69	$90

Balance at March 31, 2014	$38	$63	$101
Provisions for loan losses	—	5	5
Write-offs	—	(6)	(6)
Other	(5)	5	—
Balance at June 30, 2014	$33	$67	$100

Balance at December 31, 2013	$43	$60	$103
Provisions for loan losses	(2)	10	8
Write-offs	—	(11)	(11)
Other	(8)	8	—
Balance at June 30, 2014	$33	$67	$100

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

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of June 30, 2015
	700+	600-699	<600	No Score	Total
Sheraton	$156	$136	$15	$60	$367
Westin	179	87	5	32	303
Other	8	2	—	5	15
	$343	$225	$20	$97	$685

	As of December 31, 2014
	700+	600-699	<600	No Score	Total
Sheraton	$157	$134	$15	$62	$368
Westin	186	88	6	36	316
Other	9	2	—	6	17
	$352	$224	$21	$104	$701

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $5 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding.  Delinquent notes receivable amounted to $38 million and $42 million as of June 30, 2015 and December 31, 2014, respectively.  All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made.  We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process.  Uncollectible VOI notes receivable are charged off when title to the unit is returned to us.  We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total		Delinquent
	Receivables	Current	30-59 Days	60-89 Days	>90 Days	Total
As of June 30, 2015	$685	$647	$7	$5	$26	$38
As of December 31, 2014	$701	$659	$9	$4	$29	$42

Note 7.	Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	June 30,	December 31,
	2015	2014
Senior Credit Facility:
Revolving Credit Facility, maturing 2020	$—	$5
Senior Notes, interest at 7.375%, maturing 2015	294	294
Senior Notes, interest at 6.75%, maturing 2018	373	372
Senior Notes, interest at 7.15%, maturing 2019	210	209
Senior Notes, interest at 3.125%, maturing 2023	349	349
Senior Notes, interest at 3.75%, maturing 2025	346	346
Senior Notes, interest at 4.50%, maturing 2034	292	291
Capital lease obligations	170	156
Commercial paper, weighted average interest at 0.433% at June 30, 2015	65	634
Mortgages and other, interest rates ranging from non-interest bearing to 3.65%, various maturities	41	39
	2,140	2,695
Less current maturities	(299)	(297)
Long-term debt	$1,841	$2,398

Note 8.	Securitized Vacation Ownership Debt

As discussed in Note 5, our VIEs associated with the securitization of our VOI notes receivable are consolidated in our financial statements.  Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	June 30,	December 31,
	2015	2014
2009 securitization, interest rate at 5.81%, maturing 2015	$3	$13
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	60	72
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	72	81
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	73	83
	208	249
Less current maturities	(57)	(73)
Long-term securitized debt	$151	$176

Note 9.	Other Liabilities

Other liabilities consisted of the following (in millions):

	June 30,	December 31,
	2015	2014
Deferred gains on asset sales	$1,255	$1,079
Starwood Preferred Guest point liability (a)	762	721
Deferred revenue including VOI sales	45	52
Benefit plan liabilities	48	53
Deferred rent	30	30
Insurance reserves	46	44
Other	88	90
	$2,274	$2,069

(a)	Includes the actuarially determined liability and certain deferred revenues related to the Starwood Preferred Guest program.

Deferred Gains.  We defer gains realized in connection with the sale of a property that we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 4).  As of June 30, 2015 and December 31, 2014, we had total deferred gains of approximately $1,341 million and $1,168 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets.  Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $22 million and $44 million in the three and six months ended June 30, 2015, respectively, compared to $22 million and $43 million in the three and six months ended June 30, 2014, respectively.

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

We charge our owned, leased, managed and franchised hotels the cost of operating the SPG program, including the estimated cost of our future redemption obligation, based on a percentage of our SPG members’ qualified expenditures.  Our management and franchise agreements require that we are reimbursed for the costs of operating the SPG program, including marketing, promotions and communications and performing member services for the SPG members.  As points are earned, we increase the SPG point liability for the amount of cash we receive from our managed and franchised hotels related to the future redemption obligation.  For our owned hotels, we record an expense for the amount of our future redemption obligation with the offset to the SPG point liability.  When points are redeemed by the SPG members, the hotels recognize revenue and the SPG point liability is reduced.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the consolidated balance sheets.  The total actuarially determined liability as of June 30, 2015 and December 31, 2014 was $1,120 million and $1,115 million, respectively, of which $451 million and $453 million, respectively, was included in accrued expenses.

Note 10.	Restructuring and Other Special Charges (Credits), Net

During the three and six months ended June 30, 2015, we recorded restructuring and other special charges (credits), net of $23 million and $54 million, respectively, compared to credits of $3 million in each of the three and six months ended June 30, 2014.  These net charges (credits) are not recorded in our reportable segment earnings.

During the three months ended June 30, 2015, we recorded $13 million in restructuring costs primarily related to severance costs associated with our previously announced cost savings initiatives and $10 million of other special charges.  Other special charges primarily consist of $10 million of costs associated with the planned spin-off of our vacation ownership business and a $6 million charge for technology related costs and expenses that we no longer deem recoverable, partially offset by the reversal of $5 million of reserves as a result of the favorable resolutions of an exposure from a previous disposition and a dispute with a foreign taxing authority.

Additionally, during the six months ended June 30, 2015, we recorded $8 million in restructuring costs primarily associated with severance as a result of cost savings initiatives at our divisions and $23 million of other special charges.  Other special charges primarily consist of a $7 million severance charge associated with the resignation of our prior President and Chief Executive Officer, the establishment of $6 million of reserves related to potential liabilities assumed in connection with the Le Méridien acquisition (see Note 18), and $6 million of costs primarily associated with professional fees for the planned spin-off of our vacation ownership business (see Note 19).

During the three months ended June 30, 2014, we reversed a $3 million reserve related to a note receivable associated with a previous disposition, as the entire balance was collected during 2014.

As of June 30, 2015, we had remaining restructuring accruals of $30 million, which included $14 million of severance costs that are recorded in accrued expenses, with the remaining balance recorded primarily in other liabilities.  As of December 31, 2014, we had remaining restructuring accruals of $15 million, which were primarily recorded in other liabilities.  The following table summarizes activity in the restructuring related accruals during the six months ended June 30, 2015 (in millions):

	December 31,	Expenses/	Payments	Non-Cash	June 30,
	2014	Reversals		Other	2015
Severance costs related to cost savings initiatives	$—	$17	$(3)	$—	$14
Impairments	—	2	—	(2)	—
Vacation ownership exit cost from ceased projects	14	1	—	(1)	14
Other	1	1	(1)	1	2
Total	$15	$21	$(4)	$(2)	$30

Note 11.	Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions and to hedge certain forecasted transactions.  These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs.  To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.  The notional dollar amount of the outstanding Euro forward contracts at June 30, 2015 was $26 million, with an average exchange rate of 1.25, generally with terms of less than one year.  We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings.  We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective.  From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur.  For the three and six months ended June 30, 2015, each of these hedges was highly effective in offsetting fluctuations in foreign currencies.  An insignificant amount of gain due to ineffectiveness was recorded in the consolidated statements of income during 2015.

We also enter into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed long-term investment nature.  These forward contracts are not designated as hedges, and their change in fair value is recorded in our consolidated statements of income during each reporting period.  The notional dollar amount of these outstanding forward contracts at June 30, 2015 was $1,044 million, with terms of primarily less than one year.  These forward contracts provide an economic hedge, as they largely offset foreign currency exposures on intercompany loans.

We enter into net investment agreements to manage foreign exchange risk on non-U.S. operations.  Our objective is to manage the net investment against variability in the foreign currency risk associated with changes in the exchange rate.  These agreements have been designated and qualify as net investment hedges and their change in fair value is recorded as a component of other comprehensive income.  At June 30, 2015, we had one net investment hedge with a notional amount of $128 million.

We enter into interest rate swap agreements to manage interest expense.  The swaps qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate.  Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt.  At June 30, 2015, we had five interest rate swap agreements with an aggregate notional amount of $250 million under which we pay floating rates and receive fixed rates of interest (Fair Value Swaps).  The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019.  These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

The counterparties to our derivative financial instruments are major financial institutions.  We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair value of our derivative instruments (in millions):

	June 30,		December 31,
	2015		2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swaps	Other assets	$5	Other assets	$4
Forward contracts	Prepaid expenses and other	3	Prepaid expenses and other	1
Net investment hedges	Prepaid expenses and other	2	Prepaid expenses and other	-
Total assets		$10		$5

	June 30,		December 31,
	2015		2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$5	Prepaid expenses and other	$9
Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$20

The following table presents the effect of our derivatives on our consolidated statements of income (in millions):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended
		June 30,
		2015	2014
Foreign forward exchange contracts	Interest expense, net	$4	$(3)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Six Months Ended
		June 30,
		2015	2014
Foreign forward exchange contracts	Interest expense, net	$(24)	$2

The interest rate swaps, forward contracts and net investment hedges are financial assets and liabilities measured at fair value on a recurring basis.

The interest rate swaps are valued using an income approach.  Expected future cash flows are converted to a present value amount based on market expectations of the yield curve on floating interest rates, which are readily available on public markets, and as such, are classified as Level 2.

The forward contracts and net investment hedges are over-the-counter contracts that do not trade on a public exchange.  The fair values of these contracts are based on inputs such as foreign currency spot rates and forward points that are readily available on public markets, and as such, are classified as Level 2.  We consider both our credit risk, as well as our counterparties’ credit risk, in determining fair value, and we did not make an adjustment as it was deemed insignificant based on the short duration of the contracts and our rate of short-term debt.

Note 12.	Pension and Postretirement Benefit Plans

We sponsor, or have previously sponsored, numerous funded and unfunded domestic and foreign pension and postretirement benefit plans.  The net periodic benefit cost (income) for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to approximately $(1) million for the three and six months ended June 30, 2015 and less than $1 million for the three and six months ended June 30, 2014.  Additionally, the net actuarial losses reclassified into the periodic benefit cost for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to approximately $1 million each for the three and six months ended June 30, 2015 and for the three and  six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2015, we contributed approximately $2 million and $4 million, respectively, to our pension and postretirement benefit plans.  For the remainder of 2015, we expect to contribute approximately $8 million to our pension and postretirement benefit plans.  A significant portion of the contributions relates to the foreign pension plans, for which we are reimbursed by our managed hotels.

Note 13.	Income Taxes

The total amount of unrecognized tax benefits as of June 30, 2015, was $274 million, of which $89 million would affect our effective tax rate if recognized.  It is reasonably possible that approximately $9 million of our unrecognized tax benefits as of June 30, 2015 will reverse within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense.  As of June 30, 2015, we had $18 million accrued for the payment of interest and $3 million accrued for the payment of penalties.

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

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions.  As of June 30, 2015, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 or to examination by any U.S. state taxing authority prior to 2006.  All subsequent periods remain eligible for examination.  In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2007.

We are currently under audit by the Internal Revenue Service (IRS) for years 2007 through 2009.  We have received certain Notices of Proposed Adjustment from the IRS for such years; however, we disagree with the IRS on certain of these adjustments and intend to vigorously contest them, including pursuing all available remedies such as the IRS Appeals process and litigation, if necessary.  These unagreed adjustments, if upheld, would result in a significant cash tax and interest payment.  More than half of this amount would not affect the effective tax rate due to the timing nature of certain issues.  During the six months ended June 30, 2015, the IRS issued a 30-day letter and we responded with a protest letter disputing the unagreed proposed adjustments.  We believe we will prevail in the eventual resolution of these matters and have not adjusted our results of operations to the extent we believe it is more likely than not that we will ultimately prevail.  As stated, we intend to pursue remedies through the administrative process, including litigation.

Note 14.	Stockholders’ Equity

The following tables represent changes in stockholders’ equity that are attributable to our stockholders and non-controlling interests for the three and six months ended June 30, 2015 (in millions):

		Equity Attributable to Starwood Stockholders
			Additional	Accumulated Other		Equity Attributable to
	Total	Common Shares	Paid-in Capital	Comprehensive Loss	Retained Earnings	Noncontrolling Interests
Balance at March 31, 2015	$1,342	$2	$59	$(618)	$1,896	$3
Net income	136	—	—	—	136	—
Equity compensation activity and other	15	—	15	—	—	—
Dividends	(64)	—	—	—	(64)	—
Share repurchases	(105)	—	—	—	(105)	—
Other comprehensive income	20	—	—	20	—	—
Balance at June 30, 2015	$1,344	$2	$74	$(598)	$1,863	$3

		Equity Attributable to Starwood Stockholders
			Additional	Accumulated Other		Equity Attributable to
	Total	Common Shares	Paid-in Capital	Comprehensive Loss	Retained Earnings	Noncontrolling Interests
Balance at December 31, 2014	$1,528	$2	$47	$(508)	$1,984	$3
Net income	235	—	—	—	235	—
Equity compensation activity and other	27	—	27	—	—	—
Dividends	(128)	—	—	—	(128)	—
Share repurchases	(228)	—	—	—	(228)	—
Other comprehensive income	(90)	—	—	(90)	—	—
Balance at June 30, 2015	$1,344	$2	$74	$(598)	$1,863	$3

Share Issuances and Repurchases.  During the three and six months ended June 30, 2015, we issued less than 0.1 million and approximately 0.3 million of our common shares, respectively, as a result of stock option exercises.

In the first quarter of 2015, our Board of Directors authorized a $750 million increase to the share repurchase program.  During the three months ended June 30, 2015, we repurchased 1.2 million common shares at a weighted average price of $84.24 per share for a total cost of approximately $105 million.  During the six months ended June 30, 2015, we repurchased 2.8 million common shares at a weighted average price of $80.91 per share for a total cost of approximately $228 million.  As of June 30, 2015, $601 million remained available under the share repurchase authorization approved by our Board of Directors.

Dividends.  In June 2015, we paid approximately $64 million of dividends, or $0.375 per share to stockholders of record as of June 8, 2015.  For the six months ended June 30, 2015, we paid approximately $128 million of dividends, or $0.75 per share.

Accumulated Other Comprehensive Loss.  The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2015 (in millions):

	For the Six Months Ended June 30, 2015 (a)
	Cash Flow Hedges (b)	Net Investment Hedges	Defined Benefit Pension and Postretirement Benefit Plans (c)	Foreign Currency Translation Adjustments (d)	Total
Balance at December 31, 2014	$2	$1	$(77)	$(434)	$(508)
Other comprehensive income (loss) before reclassifications	4	(3)	—	(89)	(88)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	1	—	(1)
Total before tax	2	(3)	1	(89)	(89)
Tax expense	(2)	1	—	—	(1)
Net current year other comprehensive income (loss)	—	(2)	1	(89)	(90)
Balance at June 30, 2015	$2	$(1)	$(76)	$(523)	$(598)

(a)	Amounts in parentheses indicate debits.
(b)	Pretax gains and losses on forward contract cash flow hedges are reclassified to management fees, franchise fees and other income.
(c)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.
(d)	Gains of $59 million related to intra-entity foreign currency transactions that are of a long-term investment nature are included in other comprehensive loss in the six months ended June 30, 2015.

Note 15.	Stock-Based Compensation

In accordance with our 2013 Long-Term Incentive Compensation Plan (the 2013 LTIP), during the six months ended June 30, 2015, we granted restricted stock, restricted stock units and performance shares to executive officers, members of the Board of Directors and certain employees.

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

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period.  We determined the fair value of the performance shares using a Monte Carlo simulation valuation model.  The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available.  The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock may be estimated primarily by the stock’s assumed volatility.  During the six months ended June 30, 2015, we granted approximately 124,000 performance shares with a grant date fair value of $90.03 per share.  In addition, we granted approximately 894,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $80.17 per share or unit.

We recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $12 million and $26 million in the three and six months ended June 30, 2015, respectively, compared to $11 million and $24 million, in the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, there was approximately $85 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.

Note 16.	Fair Value

We believe the carrying values of our financial instruments related to current assets and current liabilities approximate fair value.  The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		June 30, 2015		December 31, 2014
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$3	$3	$3	$3
VOI notes receivable	3	320	398	295	369
Securitized vacation ownership notes receivable	3	193	241	227	287
Other notes receivable	3	61	61	51	51
Total financial assets		$577	$703	$576	$710
Liabilities:
Long-term debt	1	$1,841	$1,884	$2,398	$2,503
Long-term securitized debt	3	151	155	176	182
Total financial liabilities		$1,992	$2,039	$2,574	$2,685
Off-Balance sheet:
Letters of credit	2	$—	$83	$—	$83
Surety bonds	2	—	41	—	27
Total off-balance sheet		$—	$124	$—	$110

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

Each hotel segment generates its earnings through a network of owned, leased, consolidated and unconsolidated joint venture hotels and resorts operated primarily under our proprietary brand names including St. Regis®, The Luxury Collection®, W®, Westin®, Le Méridien®, Sheraton®, Four Points® by Sheraton, Aloft®, Element®, and Tribute PortfolioTM, as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees.

The management of our vacation ownership and residential sales business is conducted by the vacation ownership and residential segment.  The vacation ownership and residential segment generates its earnings through the acquisition, development and operation of vacation ownership resorts, marketing and selling of VOIs and residential units, and providing financing to customers who purchase such interests.  See Note 19, Planned Spin-off, for a discussion of our plans for a spin-off of our vacation ownership business.

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

The following tables present revenues and segment earnings for our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Americas	$384	$397	$753	$787
EAME	133	172	231	291
Asia Pacific	67	83	132	165
Vacation ownership and residential	170	168	356	340
Total segment revenues	754	820	1,472	1,583
Other revenues from managed and franchised hotels	699	694	1,371	1,366
Other corporate revenues – unallocated	28	25	53	48
	$1,481	$1,539	$2,896	$2,997

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment Earnings:
Americas	$184	$180	$349	$356
EAME	51	69	80	93
Asia Pacific	44	49	90	105
Vacation ownership and residential	44	44	93	88
Total segment earnings	323	342	612	642
Other corporate unallocated	29	25	55	48
Corporate selling, general, administrative and other – unallocated	(41)	(44)	(82)	(85)
Gain (loss) on asset dispositions and impairments, net	—	3	14	(33)
Restructuring and other special (charges) credits	(23)	3	(54)	3
Adjustments to equity earnings (a)	(7)	(9)	(12)	(19)
Interest expense	(28)	(24)	(60)	(48)
Depreciation and amortization	(73)	(70)	(142)	(138)
Discontinued operations	—	—	—	1
Income tax expense	(44)	(73)	(96)	(81)
Net income attributable to Starwood	$136	$153	$235	$290

(a)	Includes impairment losses, certain gains on hotel sales, interest expense, depreciation and amortization expense related to equity earnings not allocated to segment earnings.

Note 18.	Commitments and Contingencies

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

At June 30, 2015, we have approximately $102 million of investments and a loan balance of $2 million associated with these VIEs.  The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions.  In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

At December 31, 2014, we evaluated the 21 hotels in which we had a variable interest.  As of that date, we had approximately $106 million of investments and a loan balance of 2 million associated with these VIEs.

Guaranteed Loans and Commitments.  In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement.  Loans outstanding under this program totaled $34 million at June 30, 2015.  We evaluate these loans for impairment, and at June 30, 2015, we believe these loans are collectible.  Unfunded loan commitments aggregating to $90 million were outstanding at June 30, 2015, of which $50 million is expected to be funded in the next twelve months.  These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.  We also have $196 million of equity and other potential contributions associated with managed, franchised, or joint venture properties, $69 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf as of June 30, 2015 totaled $41 million.  Surety bonds may be required by state or local governments relating to our vacation ownership operations, in connection with certain tax appeals and by our insurers to secure large deductible insurance programs.

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

In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio.  The indemnity is limited to the financial resources of that entity, which have significantly decreased in recent years.  We have received various claims on these historical liabilities.  If we have to fund any of these claims, there can be no assurance that we will be able to recover such amounts through the indemnification.  During the six months ended June 30, 2015, certain employee pension claims were determined to be probable and reasonably estimable, based on the review of additional information provided to us by the plaintiffs, and we recorded a reserve of $6 million associated with these claims.

Litigation.  We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums.  Accruals have been recorded when the outcome is probable and can be reasonably estimated.  As of June 30, 2015, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $19 million.  While the ultimate results of claims and litigation cannot be determined, we do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow.  However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Note 19.	Planned Spin-off

On February 10, 2015, we announced plans to spin-off our vacation ownership business to stockholders as a separate publicly traded company, Vistana Signature Experiences, Inc.  The transaction, which is expected to be tax-free to stockholders, will be effected through a pro rata distribution of the new entity’s stock to existing Starwood stockholders.  We expect to enter into a new long-term license agreement with the new entity for current and future vacation ownership properties to retain affiliation with our globally-renowned Westin and Sheraton brands.  In addition to the existing 23 vacation ownership resorts, we expect to transfer to the new entity five owned properties in Hawaii, Colorado, and Mexico for future vacation ownership development.  We have disclosed additional details of the transaction in the Form 10 registration statement filed with the Securities and Exchange Commission in the second quarter of 2015.  The Form 10 will include details about the new entity’s pro forma balance sheet and pro forma income statement.  During the three and six months ended June 30, 2015, we recorded approximately $10 million and $16 million of costs, respectively, primarily associated with professional fees for the planned spin-off.  The transaction is subject to the receipt of normal and customary regulatory approvals, the execution of inter-company agreements, arrangement of adequate financing facilities, the effectiveness of the registration statement, final approval by Starwood’s Board of Directors, and other customary conditions.  The spin-off transaction will not require a stockholder vote.  The spin-off is expected to be completed in the fourth quarter of 2015, but there can be no assurance regarding the ultimate timing of the spin-off or that the spin-off will ultimately occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in our rules, regulations and releases.  Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future.  In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," "plans," "anticipates," "estimates," "predicts," "potential," "continue," or other words of similar meaning.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and labor unions, our ability to consummate potential acquisitions or dispositions or the spin-off of our vacation ownership business or realize the anticipated benefits of the spin-off, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K.  We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made.  Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2015 and 2014.

For the three and six months ended June 30, 2015, we saw strong results in the Americas, while our international results were negatively impacted by foreign exchange rates.  Worldwide Systemwide Same-Store REVPAR for the Americas segment increased 3.6% and 4.6% for the three and six months ended June 30, 2015, respectively, compared to the prior year while the EAME and Asia Pacific segments experienced declines due to the unfavorable impact of foreign currency exchange rates.  Occupancies in every segment continued to rise.

At June 30, 2015, we had approximately 500 hotels in the active pipeline representing approximately 112,000 rooms, driven by strong interest in all Starwood brands.  Of these rooms, 56% are in the upper upscale and luxury segments and 77% are outside of North America.  During the second quarter of 2015, we signed 64 hotel management and franchise contracts, representing approximately 14,400 rooms, of which 49 are new builds and 15 are conversions from other brands.  This represents a 69% increase in signed rooms compared to the same period in 2014.  We also opened 21 new hotels and resorts representing approximately 4,000 rooms.  During the second quarter of 2015, eight hotels left the system, representing approximately 1,800 rooms.

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

On February 10, 2015, we announced plans to spin-off our vacation ownership business to stockholders as a separate, publicly traded company.  The transaction, which is expected to be tax-free to stockholders, will be effected through a pro rata distribution of the new entity’s stock to existing Starwood stockholders.  Please see Note 19, of the consolidated financial statements for additional information.

During the three and six months ended June 30, 2015 and 2014, we earned revenues at our owned, leased and consolidated joint venture hotels by geographic area as follows (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	43%	35%	46%	39%
Europe	26%	25%	26%	25%
Americas (Latin America & Canada) *	26%	31%	23%	27%
Asia Pacific	5%	9%	5%	9%
Total	100%	100%	100%	100%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

*Includes U.S. territories

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Consolidated Results

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$356	$414	$(58)	(14.0)%
Management Fees, Franchise Fees and Other Income	256	260	$(4)	(1.5)%
Vacation Ownership and Residential Sales and Services	170	171	$(1)	(0.6)%
Other Revenues from Managed and Franchised Properties	699	694	$5	0.7%
Total Revenues	$1,481	$1,539	$(58)	(3.8)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 11 owned hotels that were sold or closed and two leased hotels converted to managed and franchised hotels in 2015 and 2014.  These sold, closed or converted hotels had revenues of $34 million in the three months ended June 30, 2015 compared to $83 million for the corresponding period in 2014.  Revenues at our Same-Store Owned Hotels (31 hotels for the three months ended June 30, 2015 and 2014, excluding the 11 hotels sold or closed, two converted to managed and two additional hotels undergoing significant repositionings or without comparable results in 2015 and 2014) decreased 2.0%, or $6 million, to $302 million for the three months ended June 30, 2015 compared to $308 million in the corresponding period of 2014.

REVPAR at our worldwide Same-Store Owned Hotels decreased 2.6% to $185.60 for the three months ended June 30, 2015 compared to the corresponding period in 2014.  The decrease in REVPAR at these worldwide Same-Store Owned Hotels resulted from a decrease of 5.2% in ADR to $239.13 for the three months ended June 30, 2015 compared to $252.24 for the corresponding period in 2014 partially offset by an increase in occupancy rates to 77.6% for the three months ended June 30, 2015, compared to 75.5% in the corresponding period in 2014.  The decline in REVPAR was driven by the negative impact of foreign exchange rates.  In the United States, growth in REVPAR was particularly strong in the South and West.

The decrease in management fees, franchise fees and other income was primarily due to the inclusion in 2014 of a significant termination fee associated with the exit of one hotel from the system and the negative impact of foreign exchange rates.  Core fees (total management and franchise fees), which were negatively impacted by foreign exchange rates, decreased by $2 million to $206 million for the three months ended June 30, 2015, compared to $208 million for the corresponding period in 2014.  The decreases were primarily due to a 0.7% decrease in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2014, offset by the net addition of 66 managed or franchised hotels to our system since June 30, 2014.  As of June 30, 2015, we had 589 managed properties and 612 franchised properties with approximately 338,000 rooms.

Total vacation ownership and residential services revenue decreased $1 million to $170 million for the three months ended June 30, 2015, compared to the corresponding period in 2014, driven by a $10 million reduction in residential sales and service revenue, primarily due to the sellout of our St. Regis Bal Harbour Resort residential project (Bal Harbour) in early 2014, partially offset by a $6 million increase in revenues from resort operations and a $3 million increase in revenues recognized under the percentage of completion method and other deferrals.

Other revenues from managed and franchised properties remained consistent, compared to the corresponding period in 2014.  These revenues represent reimbursements of costs incurred on behalf of managed hotels, vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer.  Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Selling, General, Administrative and Other	$99	$102	$(3)	(2.9)%

During the second quarter of 2015, selling, general, administrative and other expenses decreased 2.9% to $99 million, compared to $102 million in 2014, primarily due to our previously announced cost savings initiatives and the timing of expenses.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$23	$(3)	$26	n/m
n/m = not meaningful

The restructuring and other special charges (credits), net during the three months ended June 30, 2015 include $13 million of restructuring costs primarily associated with our previously announced cost savings initiatives and $10 million of other special charges.  Other special charges primarily consist of $10 million of costs associated with the planned spin-off of our vacation ownership business and a $6 million charge for technology related costs and expenses that we no longer deem recoverable, partially offset by the reversal of $5 million of reserves as a result of the favorable resolutions of an exposure from a previous disposition and a dispute with a foreign taxing authority.

During the three months ended June 30, 2014, we reversed a $3 million reserve related to a note receivable, associated with a previous disposition, which was collected.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Depreciation and Amortization	$73	$70	$3	4.3%

The increase in depreciation and amortization expense for the three months ended June 30, 2015, compared to the corresponding period of 2014, was primarily due to additional depreciation related to information technology capital expenditures in 2014 and 2015, partially offset by decreased depreciation expense related to sold hotels.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Operating Income	$196	$237	$(41)	(17.3)%

The decrease in operating income for the three months ended June 30, 2015, compared to the corresponding period of 2014, was primarily due to an unfavorable variance in restructuring and other special charges (credits), net of $26 million, a $9 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, a $4 million decrease in management fees, franchise fees and other income and a $3 million increase in depreciation and amortization, partially offset by a decrease in selling, general, administrative and other expenses of $3 million.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$11	$9	$2	22.2%

Equity earnings and gains from unconsolidated joint ventures, net increased $2 million for the three months ended June 30, 2015, compared to the corresponding period in 2014, primarily due to an improvement in the performance of the hotels owned by the joint ventures.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Net Interest Expense	$27	$23	$4	17.4%

Net interest expense increased $4 million for the three months ended June 30, 2015, compared to the same period of 2014, primarily due to an increase in our debt balance associated with borrowings in late 2014, including the issuance of $650 million of senior notes.

Our weighted average interest rate was approximately 4.88% at June 30, 2015 compared to 5.55% at June 30, 2014.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$—	$3	$(3)	(100.0)%

During the three months ended June 30, 2015, we recorded a gain of $4 million associated with the sale of one hotel sold subject to a long-term franchise agreement, offset by a loss of $4 million primarily related to asset dispositions and impairments associated with certain hotel renovations.

During the three months ended June 30, 2014, we recorded a gain of $3 million, primarily due to the recognition of foreign currency translation adjustments as a result of the conversion of a leased hotel to a managed hotel in the second quarter of 2014.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Income Tax Expense	$44	$73	$(29)	(39.7)%

The decrease in income tax expense for the three months ended June 30, 2015, compared to the same period in 2014, was primarily due to lower pretax income and a lower overall effective tax rate resulting in a $25 million decrease to our income tax expense and a $3 million decrease primarily due to the impact of state tax law changes on valuation allowances.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended June 30, 2015 and 2014.  Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended
	June 30,
	2015	2014	Variance
Worldwide (1,072 hotels with approximately 313,800 rooms)
REVPAR (1)	$124.87	$125.72	(0.7)%
ADR	$172.88	$177.49	(2.6)%
Occupancy	72.2%	70.8%	1.4
Americas (613 hotels with approximately 178,200 rooms)
REVPAR (1)	$136.22	$131.44	3.6%
ADR	$178.07	$174.05	2.3%
Occupancy	76.5%	75.5%	1.0
EAME (213 hotels with approximately 54,900 rooms)
REVPAR (1)	$136.20	$155.31	(12.3)%
ADR	$194.71	$224.86	(13.4)%
Occupancy	69.9%	69.1%	0.8
Asia Pacific (246 hotels with approximately 80,700 rooms)
REVPAR (1)	$92.22	$93.18	(1.0)%
ADR	$143.27	$151.07	(5.2)%
Occupancy	64.4%	61.7%	2.7

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended June 30, 2015 and 2014.  The results for the three months ended June 30, 2015 and 2014 represent results for 31 owned, leased and consolidated joint venture hotels (excluding 11 hotels sold, two converted to managed and two hotels undergoing significant repositionings or without comparable results in 2015 and 2014).

	Three Months Ended
	June 30,
	2015	2014	Variance
Worldwide (31 hotels with approximately 11,700 rooms)
REVPAR (1)	$185.60	$190.53	(2.6)%
ADR	$239.13	$252.24	(5.2)%
Occupancy	77.6%	75.5%	2.1
Americas (17 hotels with approximately 8,900 rooms)
REVPAR (1)	$160.92	$159.49	0.9%
ADR	$213.39	$215.27	(0.9)%
Occupancy	75.4%	74.1%	1.3
EAME (11 hotels with approximately 2,100 rooms)
REVPAR (1)	$296.47	$334.49	(11.4)%
ADR	$351.45	$413.08	(14.9)%
Occupancy	84.4%	81.0%	3.4
Asia Pacific (3 hotels with approximately 700 rooms)
REVPAR (1)	$160.62	$145.44	10.4%
ADR	$189.30	$188.22	0.6%
Occupancy	84.8%	77.3%	7.5

(1)

REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period.  REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended June 30, 2015 and 2014.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Segment Revenues
Americas	$384	$397	$(13)	(3.3)%
EAME	133	172	$(39)	(22.7)%
Asia Pacific	67	83	$(16)	(19.3)%
Vacation ownership and residential	170	168	$2	1.2%
Total segment revenues	$754	$820	$(66)	(8.0)%

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Segment Earnings
Americas	$184	$180	$4	2.2%
EAME	51	69	$(18)	(26.1)%
Asia Pacific	44	49	$(5)	(10.2)%
Vacation ownership and residential	44	44	$—	—
Total segment earnings	$323	$342	$(19)	(5.6)%

We primarily evaluate the operating performance of a segment based on segment earnings.  We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring costs and other special charges (credits), gains (losses) on debt extinguishment, and gains (losses) on asset dispositions and impairments.  Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment.  General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation.  In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners.  These revenues, together with the corresponding expenses, are not recorded within our segments.  Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.  Note 17 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues decreased $13 million in the three months ended June 30, 2015, compared to the corresponding period in 2014.  The decrease in revenues was primarily related to a $7 million decrease in management fees, franchise fees and other income and a $4 million decrease in revenues from our owned, leased and consolidated joint venture hotels.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from seven owned hotels that were sold in 2015 or 2014.  These sold hotels had revenues of $30 million in the three months ended June 30, 2015 compared to $37 million for the corresponding period in 2014.  Lost revenues from sold hotels were partially offset by a $3 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 0.9% to $160.92 for the three months ended June 30, 2015 compared to the corresponding period in 2014.

The decrease in management fees, franchise fees and other income for the three months ended June 30, 2015, compared to the same period in 2014, was due to the inclusion in 2014 of a significant termination fee associated with the exit of one hotel from the system, partially offset by the fees from the net addition of 27 managed and franchised hotels since June 30, 2014 and a 3.6% increase in Same-Store Systemwide REVPAR compared to the same period in 2014.  As of June 30, 2015, the Americas segment had 161 managed properties and 504 franchised properties with approximately 184,500 rooms.

Segment earnings increased $4 million in the three months ended June 30, 2015, compared to the corresponding period in 2014, primarily due to a $6 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels and a $3 million increase in equity earnings and gains from unconsolidated joint ventures primarily due to improvement in the performance of the hotels owned by the joint ventures, partially offset by the decrease in management fees, franchise fees and other income discussed above.

EAME

Segment revenues decreased $39 million in the three months ended June 30, 2015, compared to the corresponding period in 2014.  The decrease in revenues was primarily related to a $32 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a $6 million decrease in management fees, franchise fees and other income, compared to the corresponding period in 2014.

The $32 million decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $23 million decrease in revenues from three hotels that were sold or closed and two leased hotels that were converted to managed or franchised hotels during 2015 and 2014 and a $10 million decrease in Same-Store Owned Hotel revenues due to a decrease in REVPAR of 11.4% to $296.47 for the three months ended June 30, 2015 compared to the corresponding period in 2014.

Same-Store Systemwide REVPAR decreased 12.3% to $136.20 for the three months ended June 30, 2015 compared to the corresponding period in 2014.  REVPAR throughout EAME was negatively affected by the unfavorable impact of foreign exchange rates during the three months ended June 30, 2015, compared to the corresponding period in 2014.  As of June 30, 2015, the EAME segment had 188 managed properties and 54 franchised properties with approximately 61,200 rooms.

Segment earnings decreased $18 million in the three months ended June 30, 2015, compared to the corresponding period in 2014, primarily due to an $8 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels and the decrease in management fees, franchise fees and other income discussed above.

Asia Pacific

Segment revenues decreased $16 million in the three months ended June 30, 2015, compared to the corresponding period in 2014.  The decrease in revenues was primarily related to a $20 million decrease in our owned, leased and consolidated joint venture hotels due to lost revenues from one owned hotel that was sold in late 2014, partially offset by a $4 million increase in management fees, franchise fees and other income.

The increase in management fees, franchise fees and other income for the three months ended June 30, 2015, compared to the same period of 2014 was primarily due to the net addition of 28 managed or franchised hotels since June 30, 2014 partially offset by a decrease in Same-Store Systemwide REVPAR of 1.0% to $92.22 for the three months ended June 30, 2015 compared to the corresponding period in 2014.  REVPAR throughout Asia Pacific was negatively affected by the unfavorable impact of foreign exchange rates during the three months ended June 30, 2015, compared to the corresponding period in 2014.  As of June 30, 2015, the Asia Pacific segment had 240 managed properties and 54 franchised properties with approximately 92,400 rooms.

Segment earnings decreased $5 million in the three months ended June 30, 2015, compared to the corresponding period in 2014, primarily driven by a $7 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue increased $2 million to $170 million for the three months ended June 30, 2015 compared to the corresponding period in 2014, primarily due to an increase in revenues from resort operations as well as revenues recognized under the percentage of completion method, partially offset by a reduction in residential sales due to the sellout of Bal Harbour in early 2014.  Segment earnings remained flat in the three months ended June 30, 2015, compared to the corresponding period in 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Consolidated Results

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$672	$778	$(106)	(13.6)%
Management Fees, Franchise Fees and Other Income	496	508	$(12)	(2.4)%
Vacation Ownership and Residential Sales and Services	357	345	$12	3.5%
Other Revenues from Managed and Franchised Properties	1,371	1,366	$5	0.4%
Total Revenues	$2,896	$2,997	$(101)	(3.4)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 12 owned hotels that were sold or closed and two leased hotels converted to managed and franchised hotels in 2015 and 2014.  These sold, closed or converted hotels had revenues of $82 million in the six months ended June 30, 2015 compared to $179 million for the corresponding period in 2014.  Revenues at our Same-Store Owned Hotels (30 hotels for the six months ended June 30, 2015 and 2014, excluding the 12 hotels sold or closed, two hotels converted to managed or franchised, and three additional hotels undergoing significant repositionings or without comparable results in 2015 and 2014) increased 0.2%, or $1 million, to $547 million for the six months ended June 30, 2015 compared to $546 million in the corresponding period of 2014.

REVPAR at our worldwide Same-Store Owned Hotels decreased 0.5% to $170.04 for the six months ended June 30, 2015 compared to the corresponding period in 2014.  The decrease in REVPAR at these worldwide Same-Store Owned Hotels resulted from a decrease of 4.2% in ADR to $228.42 for the six months ended June 30, 2015 compared to $238.49 for the corresponding period in 2014, partially offset by an increase in occupancy rates to 74.4% for the six months ended June 30, 2015, compared to 71.7% in the corresponding period in 2014.  The decline in REVPAR was driven by the negative impact of foreign exchange rates.  In the United States, growth in REVPAR was particularly strong in the South and West.

The decrease in management fees, franchise fees and other income was due to the inclusion in 2014 of significant termination fees associated with the exit of certain management and franchise hotels from the system and the negative impact of foreign exchange rates.  For the six months ended June 30, 2014, other management and franchise revenues included approximately $24 million of fees associated with the termination of certain management and franchise contracts compared to $3 million for the same period in 2015.  Core fees (total management and franchise fees), which were negatively impacted by foreign exchange rates, increased $1 million to $397 million for the six months ended June 30, 2015 compared to $396 million for the corresponding period in 2014.  These increases included fees from the net addition of 66 managed or franchised hotels to our system since June 30, 2014 and a 0.4% increase in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2014.

Total vacation ownership and residential services revenue increased $12 million to $357 million for the six months ended June 30, 2015, compared to the corresponding period in 2014, primarily due to a $19 million increase in revenues from resort operations during the six months ended June 30, 2015, and an increase in revenues recognized under the percentage of completion method and other deferrals of $18 million.  These amounts were partially offset by a $24 million reduction in residential sales and services revenue, primarily due to the sellout of Bal Harbour in early 2014.

Other revenues from managed and franchised properties remained consistent, compared to the corresponding period in 2014.  These revenues represent reimbursements of costs incurred on behalf of managed hotels, vacation ownership properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer.  Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Selling, General, Administrative and Other	$190	$197	$(7)	(3.6)%

During the six months ended June 30, 2015, selling, general, administrative and other expenses decreased 3.6% to $190 million compared to $197 million, primarily due to our previously announced cost savings initiatives and the timing of expenses.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$54	$(3)	$57	n/m

The restructuring and other special charges (credits), net during the six months ended June 30, 2015 include $21 million in restructuring costs associated with our previously announced cost savings initiatives and $33 million of other special charges (credits).  Other special charges primarily consist of $16 million of costs associated with professional fees for the planned spin-off of our vacation ownership business, a $7 million severance charge associated with the resignation of our prior President and Chief Executive Officer, the establishment of $6 million of reserves related to potential liabilities assumed in connection with the Le Méridien acquisition, and a $6 million charge for technology related costs and expenses that we no longer deem recoverable, partially offset by the reversal of $5 million of reserves as a result of the favorable resolutions of an exposure from a previous disposition and a dispute with a foreign taxing authority.

During the six months ended June 30, 2014, we reversed a $3 million reserve related to a note receivable, associated with a previous disposition, which was collected.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Depreciation and Amortization	$142	$138	$4	2.9%

The increase in depreciation and amortization expense for the six months ended June 30, 2015, compared to the corresponding period of 2014, was primarily due to additional depreciation related to information technology capital expenditures in 2014 and 2015 and the new capital lease asset for our corporate headquarters, partially offset by decreased depreciation expense related to sold hotels.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Operating Income	$349	$431	$(82)	(19.0)%

The decrease in operating income for the six months ended June 30, 2015, compared to the corresponding period of 2014, was primarily due to an unfavorable variance in restructuring and other special charges (credits), net of $57 million, an $18 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, and a $12 million decrease in management fees, franchise fees and other income, partially offset by a decrease in selling, general, administrative and other expenses of $7 million.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$26	$18	$8	44.4%

Equity earnings and gains from unconsolidated joint ventures, net increased $8 million for the six months ended June 30, 2015, compared to the corresponding period in 2014, primarily related to a $4 million gain on the sale of a joint venture hotel and due to an improvement in the performance of the hotels owned by the joint ventures.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Net Interest Expense	$58	$46	$12	26.1%

Net interest expense increased $12 million for the six months ended June 30, 2015, compared to the same period of 2014, primarily due to an increase in our debt balance associated with borrowings in the second half of 2014, including the issuance of $650 million of senior notes.

Our weighted average interest rate was approximately 4.88% at June 30, 2015 compared to 5.55% at June 30, 2014.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$14	$(33)	$47	n/m

During the six months ended June 30, 2015, we recorded a net gain of $14 million, primarily related to a $17 million gain on the sale of a minority partnership interest in a hotel.  Additionally, during the six months ended June 30, 2015, we recorded a gain of $4 million associated with the sale of one hotel sold subject to a long-term franchise agreement, offset by a loss of $7 million primarily related to asset dispositions and impairments associated with certain hotel renovations.

During the six months ended June 30, 2014, we recorded a loss of $33 million, primarily related to a loss of $21 million on a leased hotel that was converted to a managed hotel and a loss of $6 million related to the sale of an owned hotel, which was sold subject to a long-term franchise contract.  Additionally, we recorded a $7 million impairment associated with one of our foreign unconsolidated joint ventures.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Income Tax Expense	$96	$81	$15	18.5%

The increase in income tax expense for the six months ended June 30, 2015, compared to the same period in 2014, was primarily the result of the favorable resolution of a previous dispute related to foreign operating losses, during the six months ended June 30, 2014, which resulted in a tax benefit of $52 million.  This was partially offset by a $21 million decrease in our income tax expense due to lower pretax income and a lower overall effective tax rate, a $13 million decrease in income tax expense related to incremental tax charges from hotels and investments that were sold or impaired during the six months ended June 30, 2014, compared to the same period in 2015, and a $3 million decrease primarily due to the impact of state tax law changes on valuation allowances.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the six months ended June 30, 2015 and 2014.  Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Six Months Ended
	June 30,
	2015	2014	Variance
Worldwide (1,033 hotels with approximately 302,600 rooms)
REVPAR (1)	$120.63	$120.12	0.4%
ADR	$172.84	$176.40	(2.0)%
Occupancy	69.8%	68.1%	1.7
Americas (588 hotels with approximately 171,000 rooms)
REVPAR (1)	$130.29	$124.54	4.6%
ADR	$176.63	$172.26	2.5%
Occupancy	73.8%	72.3%	1.5
EAME (207 hotels with approximately 53,300 rooms)
REVPAR (1)	$127.38	$141.86	(10.2)%
ADR	$193.63	$219.59	(11.8)%
Occupancy	65.8%	64.6%	1.2
Asia Pacific (238 hotels with approximately 78,300 rooms)
REVPAR (1)	$95.07	$96.05	(1.0)%
ADR	$149.03	$156.79	(4.9)%
Occupancy	63.8%	61.3%	2.5

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the six months ended June 30, 2015 and 2014.  The results for the six months ended June 30, 2015 and 2014 represent results for 30 owned, leased and consolidated joint venture hotels (excluding 12 hotels sold or closed, two hotels converted to managed or franchised and three hotels undergoing significant repositionings or without comparable results in 2015 and 2014).

	Six Months Ended
	June 30,
	2015	2014	Variance
Worldwide (30 hotels with approximately 11,500 rooms)
REVPAR (1)	$170.04	$170.88	(0.5)%
ADR	$228.42	$238.49	(4.2)%
Occupancy	74.4%	71.7%	2.7
Americas (17 hotels with approximately 8,900 rooms)
REVPAR (1)	$156.93	$153.04	2.5%
ADR	$211.89	$212.69	(0.4)%
Occupancy	74.1%	72.0%	2.1
EAME (10 hotels with approximately 1,900 rooms)
REVPAR (1)	$240.00	$267.79	(10.4)%
ADR	$319.44	$376.99	(15.3)%
Occupancy	75.1%	71.0%	4.1
Asia Pacific (3 hotels with approximately 700 rooms)
REVPAR (1)	$142.02	$127.86	11.1%
ADR	$183.77	$183.77	—
Occupancy	77.3%	69.6%	7.7

(1)

REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period.  REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the six months ended June 30, 2015 and 2014.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Segment Revenues
Americas	$753	$787	$(34)	(4.3)%
EAME	231	291	$(60)	(20.6)%
Asia Pacific	132	165	$(33)	(20.0)%
Vacation ownership and residential	356	340	$16	4.7%
Total segment revenues	$1,472	$1,583	$(111)	(7.0)%

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2015	2014	year	year
	(in millions)
Segment Earnings
Americas	$349	$356	$(7)	(2.0)%
EAME	80	93	$(13)	(14.0)%
Asia Pacific	90	105	$(15)	(14.3)%
Vacation ownership and residential	93	88	$5	5.7%
Total segment earnings	$612	$642	$(30)	(4.7)%

The Americas

Segment revenues decreased $34 million in the six months ended June 30, 2015, compared to the corresponding period in 2014.  The decrease in revenues was primarily related to a $16 million decrease in management fees, franchise fees and other income, an $11 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a $1 million decrease in residential revenues.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from eight owned hotels that were sold in 2015 or 2014.  These sold hotels had $75 million in revenues in the six months ended June 30, 2015 compared to $93 million for the corresponding period in 2014.  Additionally, there was a $6 million decrease in revenues from three owned hotels without comparable results in 2015 and 2014, offset by a $13 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 2.5% to $156.93 for the six months ended June 30, 2015 compared to the corresponding period in 2014.

The decrease in management fees, franchise fees and other income for the six months ended June 30, 2015, compared to the same period in 2014, was primarily due to the inclusion in 2014 of significant termination fees associated with the termination of certain management and franchise contracts.  This decrease was partially offset by the net addition of 27 managed and franchised hotels since June 30, 2014 and a 4.6% increase in Same-Store Systemwide REVPAR compared to the same period in 2014.

Segment earnings decreased $7 million in the six months ended June 30, 2015, compared to the corresponding period in 2014, primarily due to the decrease in management fees, franchise fees and other income discussed above, partially offset by an increase of $8 million in unconsolidated joint venture earnings and a $3 million increase in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels.

EAME

Segment revenues decreased $60 million in the six months ended June 30, 2015, compared to the corresponding period in 2014.  The decrease in revenues was primarily related to a $51 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a $6 million decrease in management fees, franchise fees and other income, compared to the corresponding period in 2014.

The $51 million decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to a $40 million decrease in revenues from three hotels that were sold or closed and two leased hotels that were converted to managed or franchised hotels during 2015 and 2014 and a $12 million decrease in Same-Store Owned Hotel revenues due to a decrease in REVPAR of 10.4% to $240.00 for the six months ended June 30, 2015 compared to the corresponding period in 2014.

The decrease in management fees, franchise fees and other income was due to a 10.2% decrease in Same-Store Systemwide REVPAR to $127.38 for the six months ended June 30, 2015 compared to the corresponding period in 2014.  REVPAR throughout EAME was negatively affected by the unfavorable impact of foreign exchange rates during the six months ended June 30, 2015, compared to the corresponding period in 2014.

Segment earnings decreased $13 million in the six months ended June 30, 2015, compared to the corresponding period in 2014, primarily due to the decrease in management fees, franchise fees and other income discussed above and a $6 million decrease in operations (revenues less expenses) related to our owned, leased, and consolidated joint venture properties.

Asia Pacific

Segment revenues decreased $33 million in the six months ended June 30, 2015, compared to the corresponding period in 2014.  The decrease in revenues was primarily related to a $38 million decrease in revenues from our owned, leased and consolidated joint venture hotels due to lost revenues from one owned hotel that was sold in late 2014, partially offset by a $5 million increase in management fees, franchise fees and other income, compared to the corresponding period in 2014.

The increase in management fees, franchise fees and other income for the six months ended June 30, 2015, compared to the same period in 2014, is primarily due to the net addition of 28 managed or franchised hotels since June 30, 2014 partially offset by a decrease in Same-Store Systemwide REVPAR of 1.0% to $95.07 for the six months ended June 30, 2015 compared to the corresponding period in 2014.  REVPAR throughout Asia Pacific was negatively impacted by foreign exchange rates during the six months ended June 30, 2015, compared to the corresponding period in 2014.

Segment earnings decreased $15 million in the six months ended June 30, 2015, compared to the corresponding period in 2014, primarily driven by a decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels.

Vacation ownership and residential

Total vacation ownership and residential services segment revenue increased $16 million to $356 million for the six months ended June 30, 2015 compared to the corresponding period in 2014, primarily due to an increase in revenues from resort operations and an increase in revenues recognized under the percentage of completion method, partially offset by a reduction in residential sales due to the sellout of Bal Harbour in early 2014.  Segment earnings increased $5 million in the six months ended June 30, 2015, compared to the corresponding period in 2014, primarily driven by the above noted increases in revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash flow from operating activities is generated primarily from management and franchise revenues, operating income from our owned hotels and resorts and sales of vacation ownership interests (VOIs).  Cash flow from operations decreased to $360 million for the six months ended June 30, 2015, compared to $436 million for the six months ended June 30, 2014, primarily due an increase in cash paid for interest associated with our senior notes and a decrease in operations at our owned, leased and consolidated joint venture hotels, primarily due to the sale or closure of hotels in 2014 and 2015.  Other sources of cash are distributions from joint ventures, servicing of financial assets and interest income.  We use cash principally to fund our operating expenses, dividend payments, share repurchases, interest payments on debt, capital expenditures, and property and income taxes.  We believe that our cash from operations and our existing borrowing availability together with capacity for additional borrowings will be adequate to meet all funding requirements for our operating expenses, dividend payments, share repurchases, principal and interest payments on debt, capital expenditures, and property and income taxes.

The ratio of our current assets to current liabilities was 0.87 and 0.95 as of June 30, 2015 and December 31, 2014, respectively.  Consistent with industry practice, we sweep the majority of the cash at our owned hotels, in the same jurisdictions, on a daily basis and fund payables as needed through cash on hand, by drawing down on our existing revolving credit facility or issuing commercial paper.

Cash From Investing Activities

Gross capital spending during the six months ended June 30, 2015 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$27
Corporate and information technology	40
Subtotal	67
Net Capital Expenditures for Vacation Ownership Inventory (2):	17
Development Capital	72
Total Capital Expenditures	$156

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $55 million less cost of sales of $38 million.

Gross capital spending during the six months ended June 30, 2015 included approximately $67 million of maintenance capital and $72 million of development capital.  Investment spending on vacation ownership inventory was $55 million, primarily at the Westin Nanea Ocean Villas in Maui, Hawaii, Westin St. John in the U.S. Virgin Islands, and the Westin Desert Willow in Palm Desert, California.  Our capital expenditure program includes both offensive and defensive capital.  Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets in which we operate.  Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable.  Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary.  We currently anticipate that our defensive capital expenditures for the full year 2015 (excluding vacation ownership inventory) will be approximately $200 million for maintenance, renovations, and technology capital.  In addition, for the full year 2015, we currently expect to spend approximately $200 million for investment projects, various joint ventures and other investments.

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

Since 2006 and through June 30, 2015, we have sold 90 hotels realizing cash proceeds of approximately $7.6 billion in numerous transactions, including cash proceeds net of closing costs of approximately $527 million from the sale of three hotels during the six months ended June 30, 2015 (see Note 4).  To date, where we have sold hotels, we typically have not provided significant seller financing or other financial assistance to buyers.  There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

In June 2015, we paid a quarterly dividend of approximately $64 million, or $0.375 per share.  For the six months ended June 30, 2015, we paid approximately $128 million of dividends, or $0.75 per share.  During the six months ended June 30, 2015, we repurchased 2.8 million common shares at a weighted average price of $80.91 for a total cost of approximately $228 million.  As of June 30, 2015, $601 million remained available under the share repurchase authorization approved by our Board of Directors (see Note 14).

The following is a summary of our debt portfolio excluding securitized vacation ownership debt and capital leases as of June 30, 2015:

		Weighted
	Amount	Average	Weighted
	Outstanding at	Interest Rate at	Average
	June 30,	June 30,	Remaining
	2015 (a)	2015	Term
	(Dollars in millions)		(In years)
Floating Rate Debt
Revolving Credit	$—	—	4.7
Commercial Paper	65	0.43%	4.7
Mortgages and Other	33	3.65%	1.5
Interest Rate Swaps	250	5.24%	3.5
Total/Average	$348	4.20%	3.5
Fixed Rate Debt
Senior Notes	$1,864	5.30%	7.4
Mortgages and Other	8	2.24%	9.9
Interest Rate Swaps	(250)	6.91%	3.5
Total/Average	$1,622	5.03%	8.1
Total Debt
Total Debt and Weighted Average Terms	$1,970	4.88%	7.3

(a)

Excludes approximately $194 million of our share of unconsolidated joint venture debt, $170 million of capital lease obligations, and securitized vacation ownership debt of $208 million, all of which is non-recourse.

Our Revolving Credit Facility (the Facility) is used to fund general corporate cash needs.  As of June 30, 2015, we have availability of approximately $1.69 billion under the Facility.  The Facility allows for multi-currency borrowing and, when drawn upon, has an applicable margin, inclusive of the commitment fee, of 1.2% plus the applicable currency LIBOR rate.

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

The following is a summary of our unsecuritized and securitized debt less cash as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(in millions)
Gross Unsecuritized Debt	$2,140	$2,695
less: cash (including restricted cash of $34 million in 2015 and $76 million in 2014)	(769)	(1,011)
Net Unsecuritized Debt	$1,371	$1,684
Gross Securitized Debt (non-recourse)	$208	$249
less: cash restricted for securitized debt repayments (not included above)	(11)	(11)
Net Securitized Debt	$197	$238
Total Net Debt	$1,568	$1,922

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, issuance of Commercial Paper and potentially additional borrowings will be adequate to meet anticipated requirements for dividend payments, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future.  However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due or on favorable terms.  In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all.  As of June 30, 2015, approximately $720 million, included in our cash balance above, resided in foreign countries.  The balance of offshore cash is deemed to be permanently invested in foreign countries and we could be subject to income taxes if we repatriated these amounts.

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

We had the following commercial commitments outstanding as of June 30, 2015 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$83	$79	$—	$—	$4

Contractual Obligations

During the second quarter of 2015, we entered into a long-term agreement for the provision of information technology services and support from a third party.  While the amounts due under the agreement are variable in nature, we expect to have a future purchase obligation of approximately $367 million over the term of the agreement due as follows: $36 million in 2015; $72 million in 2016; $74 million in 2017; $75 million in 2018; $77 million in 2019; and $33 million in 2020.  A portion of these costs are expected to be reimbursed by our managed and franchised properties.  In addition, we may terminate this agreement in certain circumstances during the term of the agreement in exchange for a termination fee.

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

We enter into forward contracts to manage foreign exchange risk in forecasted transactions based in foreign currencies and to manage foreign currency exchange risk on intercompany loans that are not deemed permanently invested.  We enter into interest rate swap agreements to hedge interest rate risk. We also enter into net investment agreements to manage foreign exchange risk on non-U.S. operations (see Note 11).

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are, or may become, subject.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  At June 30, 2015, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 to April 30, 2015	391,139	$83.64	391,139	$673
May 1 to May 31, 2015	628,257	$84.89	628,257	$619
June 1 to June 30, 2015	217,775	$83.42	217,775	$601
Total	1,237,171	$84.24	1,237,171

Item 6.	Exhibits.

10.1	Amended and Restated Severance Agreement, dated May 27, 2015, between the Company and Thomas B. Mangas. *(1)
10.2

Employment Agreement, dated June 17, 2015, between the Company and Adam M. Aron (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 01-7959) filed with the SEC on June 23, 2015). *

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
101

The following materials from Starwood Hotels & Resorts Worldwide, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

(1)	Filed herewith.
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ Adam M. Aron
Adam M. Aron Chief Executive Officer

By:	/s/ Thomas B. Mangas
Thomas B. Mangas Chief Financial Officer

Date:  July 30, 2015