Form 10-K
period 2015-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2016-02-25
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sales price as quoted on the New York Stock Exchange was approximately $13.8 billion.

As of February 19, 2016, the registrant had 168,759,931 shares of common stock outstanding.

Documents Incorporated by Reference: None

This Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the Corporation). Unless the context otherwise requires, all references to “we,” “us,” “our,” “Starwood,” or the “Company” refer to the Corporation and include those entities owned or controlled by the Corporation.

PART I

Forward-Looking Statements

This Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact, including statements regarding the intent, belief or current expectations of Starwood, its directors or its officers with respect to the matters discussed in this Annual Report. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Such forward-looking statements appear in several places in this Annual Report, including, without limitation, Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and labor unions, our ability to consummate the Planned Reverse Morris Trust Transaction (as defined below), our ability to consummate the Planned Marriott Merger (as defined below), or realize the anticipated benefits of such transactions and the other risks and uncertainties disclosed under Item 1A. Risk Factors. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, Starwood undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

Item 1.	Business

General

We are one of the largest hotel and leisure companies in the world, with 1,297 properties providing approximately 370,000 rooms in approximately 100 countries and approximately 188,000 employees under our management at our owned and managed properties, vacation ownership resorts and corporate offices. We conduct our hotel and leisure business both directly and through our subsidiaries. We also own Starwood Vacation Ownership, Inc., a premier provider of world-class vacation experiences through villa-style resorts and privileged access to Starwood brands.

On October 27, 2015, we entered into definitive agreements with Interval Leisure Group, Inc. (ILG) pursuant to which our vacation ownership business, to be held by Vistana Signature Experiences, Inc., our wholly-owned subsidiary (Vistana), will be spun-off to our stockholders and immediately thereafter Vistana will merge with a wholly-owned subsidiary of ILG (which is referred to in this Annual Report as the Planned Reverse Morris Trust Transaction). Please see Note 27, Planned Reverse Morris Trust Transaction, of the Notes to our Financial Statements for additional information.

On November 15, 2015, we entered into a definitive agreement to combine with Marriott International, Inc. (Marriott) (which is referred to in this Annual Report as the Planned Marriott Merger). Please see Note 28, Planned Marriott Merger, of the Notes to our Financial Statements for additional information.

The Starwood Preferred Guest (SPG) program is our award-winning proprietary frequent traveler, customer loyalty, and multi-brand marketing program that encourages our members to concentrate their stays within Starwood’s ten brands and to try new hotels in the Starwood family, allowing members to earn and redeem points for room stays, room upgrades and airline flights, with no blackout dates. Since its introduction in 1999, the SPG program has been one of the most innovative and rewarding loyalty program in the hospitality industry. In 2015, SPG members purchased approximately 50% of our room nights.

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

Our hotel business is largely focused on the global operation of hotels and resorts primarily in the luxury and upper upscale segments of the lodging industry. We seek to acquire management or franchise rights with respect to, or interests in, properties in these segments. At December 31, 2015, our hotel business included 1,282 owned, managed or franchised hotels with approximately 362,300 rooms, comprising 32 hotels that we own or lease or in which we have a majority equity interest, 608 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 642 hotels for which we receive franchise fees. Additionally, our vacation ownership and residential business included 15 stand-alone vacation ownership resorts and residential properties at December 31, 2015. All brands (other than the Four Points by Sheraton, the Aloft and Element brands) represent full-service properties that range in amenities from luxury hotels to more moderately priced hotels. Our Four Points by Sheraton, Aloft and Element brands are mostly select-service properties that cater to more value-oriented consumers.

Our operations are in geographically diverse locations around the world. The following tables reflect our hotel and vacation ownership and residential properties by type of revenue source and geographical presence by major geographic area as of December 31, 2015:

	Number of Properties	Rooms
Managed and unconsolidated joint venture hotels	608	199,900
Franchised hotels	642	150,100
Owned hotels (a)	32	12,300
Vacation ownership resorts and stand-alone properties	15	7,700
Total properties	1,297	370,000

(a)	Includes wholly-owned, majority owned and leased hotels.

	Number of Properties	Rooms
North America	622	186,200
Latin America (and Mexico and Caribbean)	97	20,900
Americas	719	207,100
Europe	174	40,200
Africa and the Middle East	87	24,400
Europe, Africa and the Middle East	261	64,600
Greater China	159	57,300
Rest of Asia	158	41,000
Asia Pacific	317	98,300
Total properties	1,297	370,000

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

Managed Hotels. We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide centralized reservation services, loyalty program services and coordinate national and international sales, advertising, marketing and other promotional services. We prepare and implement annual budgets for the hotels we manage and allocate property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2015, we managed 608 hotels with approximately 199,900 rooms worldwide.

During the year ended December 31, 2015, we generated management fees by geographic area as follows:

North America (a)	38%
Latin America (and Mexico and Caribbean)	4%
Americas	42%
Europe	12%
Africa and the Middle East	13%
Europe, Africa and the Middle East	25%
Greater China	19%
Rest of Asia	14%
Asia Pacific	33%
Total	100%

(a)	Management fees generated in the United States were 36% of total worldwide management fees.

Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, loyalty program, national and international advertising and sales and marketing. In our experience, owners seek hotel managers that can provide attractively priced base, incentive and marketing fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, some hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand, so as to align the interests of the owner and Starwood. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept or will retain a particular management contract. During the year ended December 31, 2015, we opened 48 managed hotels with approximately 10,500 rooms, and 12 managed hotels with approximately 2,400 rooms exited our system. In addition, during 2015, we signed management agreements for 114 hotels with approximately 27,100 rooms, a small portion of which opened in 2015 and the majority of which will open in the future.

Brand Franchising and Licensing. We franchise our Luxury Collection, Tribute Portfolio, Westin, Le Méridien, Sheraton, Four Points by Sheraton, Aloft and Element brands and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, loyalty program, national and international advertising and sales and marketing. We also review certain plans for the location and design of franchised hotels to conform to our brand standards. At December 31, 2015, there were 642 franchised properties with approximately 150,100 rooms.

During the year ended December 31, 2015, we generated franchise fees by geographic area as follows:

North America (a)	82%
Latin America (and Mexico and Caribbean)	5%
Americas	87%
Europe	6%
Africa and the Middle East	—
Europe, Africa and the Middle East	6%
Greater China	2%
Rest of Asia	5%
Asia Pacific	7%
Total	100%

(a)	Franchise fees generated in the United States were 75% of total worldwide franchise fees.

In addition to the franchise contracts we retained in connection with the sale of hotels during the year ended December 31, 2015, we opened 57 franchised hotels with approximately 11,000 rooms, and 18 franchised hotels with approximately 3,800 rooms exited our system. In addition, during 2015 we signed franchise agreements for 106 hotels with approximately 18,400 rooms, a portion of which opened in 2015 and a portion of which will open in the future.

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

Total revenues generated from our owned, leased and consolidated joint venture hotels worldwide for the years ended December 31, 2015, 2014 and 2013 were $1,293 million, $1,541 million and $1,612 million, respectively (total revenues from our owned, leased and consolidated joint venture hotels in North America were $722 million, $776 million and $829 million for 2015, 2014 and 2013, respectively).

During the years ended December 31, 2015 and 2014, we earned revenues at our owned and leased hotels by geographic area as follows (1):

	2015 Revenues	2014 Revenues
United States	43%	39%
Europe	24%	27%
Americas (Latin America & Canada) *	27%	25%
Asia Pacific	6%	9%
Total	100%	100%

(1)	Includes the revenues of hotels sold for the period prior to their sale.
*	Includes U.S. territories

During the years ended December 31, 2015 and 2014, we invested approximately $132 million and $166 million, respectively, for capital expenditures at owned hotels.

As discussed above, we have implemented a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. Since 2006, we have sold 91 hotels realizing cash proceeds of approximately $7.8 billion in numerous transactions, including cash proceeds net of closing costs of approximately $767 million from the sale of four hotels during the year ended December 31, 2015.

As a result, our primary business objective is to maximize earnings and cash flow by increasing the number of our hotel management contracts and franchise agreements, and until the recent plan to spin-off our vacation ownership business, selling VOIs, and investing in real estate assets where there is a strategic rationale for doing so, which may include selectively acquiring interests in additional assets and disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global system, broad customer and owner base and other resources and by taking advantage of our scale to reduce costs. The implementation of our strategy and financial planning is impacted by the uncertainty relating to geopolitical and economic environments around the world and its consequent impact on travel.

Following the sale of a significant number of our hotels in the past few years, as of December 31, 2015, we own or lease 32 hotels as follows (not including vacation ownership properties):

U.S. Hotels:	Location	Rooms
The St. Regis, San Francisco	San Francisco, CA	260
The St. Regis, New York	New York, NY	238
W New York – Times Square	New York, NY	509
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,073
The Westin Maui Resort & Spa, Ka’anapali	Maui, HI	759
Sheraton Kauai Resort	Koloa, HI	394
Sheraton Steamboat Resort	Steamboat Springs, CO	261
The Tremont Chicago Hotel at Magnificent Mile	Chicago, IL	135

International Hotels:	Location	Rooms
The St. Regis, Osaka	Osaka, Japan	160
The St. Regis, Florence	Florence, Italy	99
Park Tower, Buenos Aires	Buenos Aires, Argentina	180
Hotel Alfonso XIII, Seville	Seville, Spain	151
Hotel Imperial, Vienna	Vienna, Austria	138
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	136
Hotel Goldener Hirsch, Salzburg	Salzburg, Austria	70
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, UK	192
The Westin Resort & Spa, Cancun	Cancun, Mexico	379
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, Mexico	280
The Westin Denarau Island Resort	Nadi, Fiji	246
The Westin Resort & Spa, Los Cabos	Los Cabos, Mexico	243
The Westin Excelsior, Florence	Florence, Italy	171
Sheraton Centre Toronto Hotel	Toronto, Canada	1,372
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Maria Isabel Hotel & Towers	Mexico City, Mexico	755
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	740
Sheraton Rio Hotel & Resort	Rio de Janeiro, Brazil	538
Sheraton Gateway Hotel in Toronto International Airport	Toronto, Canada	474
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Fiji Resort	Nadi, Fiji	297
Sheraton Paris Airport Hotel & Conference Centre	Paris, France	252
Sheraton Diana Majestic Hotel, Milan	Milan, Italy	106

Vacation Ownership and Residential Business

We derive revenues and earnings from the development, ownership and operation of vacation ownership resorts, marketing and selling vacation ownership interests (VOIs) in the resorts and providing financing to customers who purchase such interests. Generally, these resorts are marketed under our brand names. Additionally, our revenues and earnings are derived from the development, marketing and selling of residential units at mixed use hotel projects owned by us as well as fees earned from the marketing and selling of residential units at mixed use hotel projects under our brands developed by third-party owners.

We develop, own and operate vacation ownership resorts, market and sell the VOIs in the resorts and, in many cases, provide financing to customers who purchase such ownership interests. Owners of VOIs can trade their ownership interest for stays at other Starwood vacation ownership resorts, or for stays at certain vacation ownership resorts not otherwise sponsored by Starwood through an exchange company, as well as for hotel stays at Starwood properties. From time to time, we securitize the receivables generated from our sale of VOIs.

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

At December 31, 2015, we had 22 owned vacation ownership resorts in the United States, Mexico and the Bahamas, consisting of 14 stand-alone, seven mixed-use and one unconsolidated joint venture. At December 31, 2015, we were actively selling VOIs at 19 sites in our portfolio, which includes Westin Nanea Ocean Villas that was not yet in operation.

During 2015 and 2014, we invested approximately $159 million and $84 million, respectively, for vacation ownership and residential capital expenditures, including construction at the Westin Nanea Ocean Villas in Maui, Hawaii, the Westin St. John in St. John, U.S. Virgin Islands and the Westin Desert Willow in Palm Desert, CA.

Our Brands

Through our brands, we are well represented in major markets around the world. The following table reflects our hotel properties, by brand, as of December 31, 2015:

(a)

Excludes three independent hotels, and 14 stand-alone and one unconsolidated joint venture vacation ownership properties totaling 8,100 rooms. Also excludes our ownership interest in Design Hotels, AG, pursuant to which in 2015 we announced an expanded partnership in which a subset of their independent hotels with design aesthetics distinct from our 10 brands participate as partner hotels in the SPG program and are available for booking through our websites and call centers.

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

W® (luxury and upper upscale full-service hotels and residences) is where iconic design and cutting-edge lifestyle set the stage for exclusive and extraordinary experiences. Each hotel is uniquely inspired by its destination, where innovative design converges with local influences to create energizing spaces for guests to play or work by day or mix and mingle by night. Guests are invited into dynamic environments that combine entertainment, vibrant lounges, modern guestrooms, and innovative cocktail culture and cuisine. The beats per minute increase as the day transitions to night, amplifying the scene in every W Living Room for guests to socialize and see and be seen. W Hotels Worldwide, a global design powerhouse brought to life through W Happenings, exclusive partnerships and the signature Whatever/Whenever® service philosophy that grants its guests and local community access to what’s new and next.

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

Le Méridien® (luxury and upper upscale full-service hotels, resorts and residences) is a Paris-born global hotel brand, currently represented by 103 properties in 37 countries worldwide. Le Méridien aims to target the creative and curious-minded traveler: an audience eager to experience something new in every destination and discover things with a new perspective. A curated approach towards culture, the arts, and cuisine unlocks the destination for Le Méridien guests in special and inspiring ways. Signature to the experience is Le Méridien Hub – the brand’s unique lobby concept where a café inspired atmosphere and high impact art, music, and food & beverage experiences set the scene for guests to socialize and exchange ideas in a curated environment, and our Unlock Art program offering free access to local cultural institutions. Le Méridien is more than a hotel, it’s your key to unlocking unique destinations around the globe.

Sheraton® (luxury and upper upscale full-service hotels, resorts and residences) makes travel easier and more intuitive, so guests can experience more. With more than 440 properties across 75 countries and a strong global pipeline, Sheraton continues to establish itself as the global hospitality brand of choice. Signature elements include Sheraton Club, offering a superior guest experience through exclusive lounges, personalized service and enhanced guestroom features; innovative food & beverage showcasing culinary talent and local cuisine; meetings & events featuring flexible design, smart technology and intuitive meeting planner tools; the Sheraton Signature Sleep Experience, designed to eliminate pressure points and alleviate the stress of travel; and Sheraton Grand, a designation recognizing hotels and resorts with distinguished design, superior service and exemplary guest experiences in iconic destinations.

Four Points® (select-service hotels) delights the smart traveler with what is needed on the road for greater comfort and productivity. All at the honest value our guests deserve, with perks they don’t expect. Our guests start their day feeling energized and finish up relaxed, by kicking back with one of our Best Brews (local craft beer, coffee). Four Points is Best For Business.

Aloft® (select-service hotels) opened its first hotel in 2008 and has rapidly expanded to 104 properties in 17 countries by the end of 2015. Designed for global travelers who love open spaces, open thinking and open expression, Aloft is where travel creates possibilities. An affordable alternative for the tech-savvy and confidently social, Aloft caters to the global traveler. With a vibrant social scene at W XYZ® bar, modern authentic design throughout and technology that keeps up with the next gen traveler, Aloft is: Different. By Design.

Element® (extended stay hotels) first opened in 2008, providing a modern, upscale and intuitively designed hotel experience that allows travelers a place to thrive. Whether stopping by for a few days or settling in for a few weeks, Element hotels proves that time away from home doesn’t mean time away from life. All Element hotels pursue third-party sustainable certifications, furthering the green from the ground up sensibility of the brand. Extended Stay Reimagined.

Tribute PortfolioTM (independent hotels in distinct locations) our newest brand, gives guests access to exceptional independent hotels around the world. From boutique resorts to compelling hotels in choice urban locations, Tribute Portfolio hotels offer inspired style and superior service.

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

Employees

At December 31, 2015, approximately 188,000 people were employed at our corporate offices, owned and managed hotels and vacation ownership resorts, of which approximately 27% were employed in the United States. At December 31, 2015, approximately 24% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are satisfactory.

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

Risks Relating to Pending Transactions

We Will Be Subject to Various Uncertainties and Contractual Restrictions, Including the Risk of Litigation, While the Planned Marriott Merger is Pending that May Cause Disruption and May Make it More Difficult to Maintain Relationships with Employees, Hotel Owners, Hotel Franchisees, Suppliers or Customers. Uncertainty about the impact of the Planned Marriott Merger on employees, hotel owners, hotel franchisees, suppliers and customers may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Planned Marriott Merger is completed, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us. For a more detailed description of the Planned Marriott Merger, see Note 28.

Employee retention and recruitment may be challenging before the completion of the Planned Marriott Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be adversely affected.

The pursuit of the Planned Marriott Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.

In addition, the merger agreement restricts us, without Marriott’s consent, from making certain acquisitions and taking other specified actions until the Planned Marriott Merger closes or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Planned Marriott Merger or termination of the merger agreement.

Between November 18, 2015 and December 18, 2015, seven lawsuits challenging the Planned Marriott Merger were filed on behalf of purported stockholders of us in the Circuit Court for Baltimore City, Maryland, captioned Smukler v. Marriott International, Inc., et al., Case No. 24-C-15-005744; Standen v. Starwood Hotels & Resorts Worldwide, Inc., et al., Case No. 24-C-15-006019; Joshua G. Kohnstamm Trust v. Starwood Hotels & Resorts Worldwide, Inc., et al., Case No. 24-C-15-006783; Himstreet v. Aron, et

al., Case No. 24-C-15-006855; Christner v. Starwood Hotels & Resorts Worldwide, Inc., et al., Case No. 24-C-15-006959; French v. Starwood Hotels & Resorts Worldwide, Inc., et al., Case No. 24-C-15-006962; and Daftary v. Aron, et al., Case No. 24-C-15-006988. Mr. Smukler and Mr. Standen (the latter joined by Joshua G. Kohnstamm Trust and Messrs. Christner, French and Daftary) filed amended complaints on January 8, 2016 and January 11, 2016, respectively. The complaints name some combination of our directors, us, Solar Merger Sub 1, Inc., a wholly owned direct subsidiary of Starwood (Holdco), Solar Merger Sub 2, Inc., a wholly owned direct subsidiary of Holdco, Marriott, Mars Merger Sub, Inc., a wholly owned direct subsidiary of Marriott (Marriott Corporate Merger Sub), and Mars Merger Sub, LLC, a wholly owned direct subsidiary of Marriott (Marriott LLC Merger Sub), and others, as defendants.  On January 29, 2016, the court consolidated the seven actions.  On February 11, 2016, pursuant to a stipulation filed by the parties, the court issued an order dismissing, without prejudice, all claims and all counts against Marriott, Marriott Corporate Merger Sub and Marriott LLC Merger Sub.  On February 16, 2016, the court issued an order dismissing the derivative claims of the plaintiffs in the Christner and French actions against all remaining defendants without prejudice and dismissing all remaining claims against all remaining defendants with prejudice.  An adverse ruling in any possible appeal of the recent dismissals or any future actions may prevent or delay the Planned Marriott Merger from being completed. Our board of directors has also received demand letters from two purported stockholders alleging that our board of directors breached its fiduciary duties in connection with its approval of the Planned Marriott Merger and demanding that our board of directors conduct an investigation and take other actions. Similar lawsuits may be filed and similar demand letters may be received by us, our board of directors, Marriott and Marriott’s boards of directors in the future.

One of the conditions to the closing of the Planned Marriott Merger is the absence of any judgment, order, law or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Planned Marriott Merger. Accordingly, if any of the plaintiffs is successful in obtaining an injunction prohibiting the consummation of the Planned Marriott Merger, then such injunction may prevent the Planned Marriott Merger from becoming effective, or delay its becoming effective within the expected time frame.

Failure to Complete the Planned Marriott Merger Could Negatively Impact Our Stock Price and Our Future Business and Financial Results. If the Planned Marriott Merger is not completed, our ongoing business may be adversely affected, and we may be subject to several risks, including the following:

•	being required to pay a termination fee under certain circumstances as provided in the merger agreement;
•	having to pay certain costs relating to the Planned Marriott Merger, such as legal, accounting, financial advisor and other fees and expenses;
•	our stock price could decline to the extent that the current market price reflects a market assumption that the Planned Marriott Merger will be completed; and
•	having had the focus of our management on the Planned Marriott Merger instead of on pursuing other opportunities that could have been beneficial to us.

If the Planned Marriott Merger is not completed, we cannot assure you that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.

The Merger Agreement Contains Provisions that Could Discourage a Potential Competing Acquirer of Us. The merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage and facilitate competing third-party proposals for the acquisition of our stock or assets. In addition, before our board of directors withdraws, qualifies or modifies its recommendation on the Planned Marriott Merger or terminates the merger agreement to enter into a third-party acquisition proposal, Marriott generally has an opportunity to offer to modify the terms of the Planned Marriott Merger. In some circumstances, upon termination of the merger agreement, we will be required to pay a termination fee.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Planned Marriott Merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the merger agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the merger agreement.

Our Ability to Complete the Planned Marriott Merger is Subject to Certain Closing Conditions and the Receipt of Consents and Approvals from Government Entities Which May Impose Conditions That Could Adversely Affect Us or Cause the Planned Marriott Merger to be Abandoned. The merger agreement contains certain closing conditions, including, among others:

•	the approval by the holders of a majority of all our outstanding shares of the transactions contemplated by the merger agreement;
•

the approval by the holders of a majority of the votes cast at a special meeting called by Marriott in favor of a proposal to issue shares of Marriott common stock to our stockholders pursuant to the merger agreement;

•	the absence of any judgment, order, law or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Planned Marriott Merger;
•	the approval for listing by NASDAQ of the shares of Marriott common stock issuable in the Planned Marriott Merger; and
•

the completion of the spin-off of our vacation ownership business or, if the Planned Reverse Morris Trust Transaction is not consummated, the completion of another spin-off, split-off or analogous distribution of our vacation ownership business or the sale of our vacation ownership business by us. For a more detailed description of the Planned Reverse Morris Trust Transaction, see Note 27.

We cannot assure you that the various closing conditions will be satisfied, or that any required conditions will not materially adversely affect the combined company following the Planned Marriott Merger or will not result in the abandonment or delay of the Planned Marriott Merger. For instance, the consummation of the disposition of our vacation ownership business may be delayed or not occur, which may cause the Planned Marriott Merger to be delayed or abandoned, or such disposition may occur on terms less favorable to us and our stockholders than the terms of the Planned Reverse Morris Trust Transaction.

In addition, before the Planned Marriott Merger may be completed, various approvals and declarations of non-objection must be obtained from certain regulatory and governmental authorities. These regulatory and governmental entities may impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Planned Marriott Merger or of imposing additional costs or limitations on the combined company following the completion of the Planned Marriott Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Planned Marriott Merger. In addition, the respective obligations of us and Marriott to complete the Planned Marriott Merger are conditioned on the receipt of certain regulatory approvals or waiver by the other party of such condition.

Any Delay in Completing the Planned Marriott Merger May Reduce or Eliminate the Benefits That We Expect to Achieve. The Planned Marriott Merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect the completion of the Planned Marriott Merger. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Planned Marriott Merger could cause the combined company not to realize some or all of the synergies that we and Marriott expect to achieve if the Planned Marriott Merger is successfully completed within the expected time frame.

The Proposed Separation of Our Vacation Ownership Business and Subsequent Merger May Not Be Consummated As or When Planned or At All, or Could Cause Unanticipated Issues. The proposed separation of our vacation ownership business, distribution of the shares of Vistana common stock to Starwood stockholders on a pro rata basis and subsequent merger of Vistana with a wholly-owned subsidiary of ILG may not be consummated as currently contemplated, including as a transaction that is tax-free to Starwood stockholders, may not be consummated at all, or may encounter delays or other roadblocks that we do not currently anticipate, including delays in obtaining necessary regulatory approvals. In addition, the transactions could create issues with our vacation ownership business prior to the consummation of the separation, distribution and subsequent merger with ILG’s wholly-owned subsidiary, or our other businesses, that we do not currently contemplate. Planning and executing the proposed separation, distribution and subsequent merger will require significant time, effort, and expense, and may divert management’s attention from other aspects of our business operations, and any delays in completion of the proposed separation, distribution and subsequent merger may increase the amount of time, effort, and expense that we devote to the transactions, which could adversely affect our operations.

Disruptions in either general market conditions or in the lodging or timeshare business, in particular, could affect our ability to complete the transactions at all, or to complete the transactions on the terms currently anticipated. The proposed separation, distribution and subsequent merger are also subject to customary closing conditions, including approval by ILG stockholders.

In addition, if we complete the proposed separation, distribution and subsequent merger, the actual impact on our business and financial results may differ materially from that which we anticipate. Specifically, the proposed transactions could adversely affect our relationships with our customers or employees (including those of the vacation ownership business) or disrupt our operations. ILG could also face unanticipated problems in integrating our vacation ownership business, and thus our stockholders may not achieve the anticipated benefits of the transactions.

Furthermore, completing the separation of our vacation ownership business, distribution of the shares of Vistana common stock to Starwood stockholders on a pro rata basis and subsequent merger of Vistana with ILG’s wholly-owned subsidiary, or an analogous separation or distribution of the vacation ownership business from Starwood or a sale of the vacation ownership business, is a closing condition to the Planned Marriott Merger. If we are unable to complete the separation, distribution and subsequent merger or a comparable transaction, we may be unable to complete the Planned Marriott Merger.

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

•	decreased corporate or governmental travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;
•	negative public perception of corporate travel-related activities;
•	statements, actions, or interventions by governmental officials related to travel, meetings or other aspects of hotel business and operations;
•	the increasing influence and reliance on technology for distribution channels and the impact of internet intermediaries and other new industry entrants on supply, pricing and the value of our brands;
•	health, safety and environmental laws, rules and regulations and other governmental and regulatory action;
•

changes in operating costs including, but not limited to, energy, water, labor costs (including the impact of labor shortages and unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	disputes with owners of properties which may lead to the termination of our management or franchise agreements or result in litigation;
•	the availability and cost of capital to allow us and hotel owners and franchisees to fund construction and renovations;
•	the financial condition of third-party owners, developers, franchisees and joint venture partners; and
•	cyclical over-building in the hotel business and residential and vacation ownership business.

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

•	war, political conditions and civil unrest, terrorist activities or threats and heightened travel security measures instituted in response thereto;
•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, drought, volcanic eruptions, oil spills and nuclear incidents;
•	conditions which negatively shape public perception of travel, including travel-related accidents and travelers’ fears of exposures to contagious diseases;
•	the financial condition of the airline, automotive and other transportation-related industries;
•	the physical risks of climate change and/or availability and quality of natural resources, such as a secure and economical supply of water or energy in some locations; and
•	fluctuations in foreign exchange rates or stock markets of global economies particularly in markets in which we operate.

If We Are Unable to Maintain Existing Management and Franchise Agreements or Obtain New Agreements on as Favorable Terms, Our Operating Results May Be Adversely Affected. We are impacted by our relationships with hotel owners and franchisees. Our hotel management and franchise contracts are typically long-term arrangements but most allow the hotel owner to terminate the agreement in certain circumstances. With respect to management agreements, such instances may include our failure to meet certain financial or performance criteria, the bankruptcy of the hotel owner and, in certain cases, the sale of the property. A significant loss of agreements due to premature terminations could adversely affect our operating results. In addition, the terms of our hotel management and franchise agreements can be impacted by contract terms offered by our direct or indirect competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.

Macroeconomic and other factors outside of our control could also have a significant negative impact on the financial condition and viability of our hotel property owners. Additionally, the nature of responsibilities under these management and franchise arrangements may give rise to disagreements with the property owners. The resolution of any disputes with property owners could be very expensive for us, even if the outcome is ultimately decided in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third party. An adverse result in any of these proceedings could materially adversely affect our results of operations. Furthermore, specific to our industry, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, which means that property owners may assert the right to terminate agreements even where the agreements do not expressly provide for termination. In the event of any such termination, we may need to enforce our right to damages for breach of contract and related claims and incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected value of the fees and other amounts we would have otherwise collected under the management agreement. Consequently, our operating results would be adversely affected if we could not maintain existing management or franchise agreements or obtain new agreements on as favorable terms as the existing agreements.

The Global Economy Generally May Continue to Impact Our Financial Results and Growth. Consumer demand for our services is closely linked to the performance of the general economy and specific performance of the lodging industry and is sensitive to business and personal discretionary spending levels. Weak economic conditions in Europe, Latin America, China and other parts of the world, potential disruptions in the U.S. economy, political instability, civil or economic strife, terrorist or other war-like activity, and changes in government policies in some areas throughout the world, and the uncertainty over how long any of these conditions will continue, could have a negative impact on the hotel business and vacation ownership and residential business by decreasing the revenues and profitability of our owned properties, limiting the amount of fee revenues we are able to generate from our managed and franchised properties, and reducing overall demand for timeshare intervals. Substantial increases in travel costs could also reduce demand for our hotel rooms and interval and fractional timeshare products. Accordingly, our financial results may be impacted by such economic conditions and both our future financial results and growth could be harmed if economic conditions worsen. In certain cases, we have entered into third-party hotel management contracts which contain performance guarantees specifying that certain operating metrics will be achieved. As a result of a global economic downturn, we may not meet the requisite performance levels, and we may be forced to loan or contribute monies to fund the shortfall of performance levels or terminate the management contract. For a more detailed description of our performance guarantees, see Note 24 of the consolidated financial statements.

Our Revenues, Profits, or Market Share Could Be Harmed If We Are Unable to Compete Effectively. The hotel, vacation ownership and residential industries are highly competitive. Our properties compete for customers with other hotel and resort properties, ranging from national and international hotel brands to independent, local and regional hotel operators, and, with respect to our vacation ownership resorts and residential projects, with owners reselling their VOIs, including fractional ownership, or apartments. We also compete with other vacation options such as cruises, as well as alternative lodging arrangements in which residential properties in locations throughout the world are marketed, reserved and rented in a manner consistent with hotels. Furthermore, new or existing competition that uses a business model that is different from our business model may challenge our ability to remain competitive. We compete based on a number of factors, including quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, the ability to earn and redeem loyalty program points, and consumer facing technology platforms and services. Some of our competitors may have substantially greater marketing and financial resources than we do, and if we are unable to successfully compete in these areas, our operating results could be adversely affected.

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

External Perception of Our Hotels Could Harm Our Brands and Reputation As Well As Reduce Our Revenues and Lower Our Profits. Our brands and our reputation are among our most important assets. Our ability to attract development partners and franchisees and to attract and retain guests depends, in part, upon the external perceptions of Starwood and our ten brands, the quality of our hotels and services and our corporate and management integrity. There is a risk to our brands and our reputation if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for local communities. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of the negative publicity that could be generated by any such adverse incident or failure. An adverse incident involving our associates or our guests, or in respect of our third-party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Starwood, our brands or the industry, and negatively impact our results or operations.

Any Failure to Protect our Intellectual Property Could Have a Negative Impact on the Value of Our Brands and Adversely Affect Our Business. We believe our intellectual property is an important component of our business. We rely on trademark laws to protect our proprietary rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brand in both domestic and international markets. From time to time, we apply to have certain trademarks registered and there is no guarantee that such trademark registrations will be granted. Further, monitoring the unauthorized use of our intellectual property is difficult. Litigation and similar proceedings have been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Actions of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be sufficient to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business. Third parties may also make claims against us for infringing their intellectual property, including patent, copyright, industrial design, trademarks or similar rights that could result in causing us to change our property designs or other branding and result in substantial costs and diversion of resources.

Our Dependence On Lodging Development Exposes Us to Timing, Budgeting and Other Risks. We participate in the development of lodging properties, as suitable opportunities arise, taking into consideration the general economic climate. In addition, the owners and developers of new-build hotel and mixed use properties that we have entered into management or franchise agreements with are subject to these same risks which may impact the amount and timing of fees we had expected to collect from those properties. New lodging project development has a number of risks, including risks associated with:

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

International Operations Are Subject to Unique Political and Monetary Risks that Could Adversely Affect Our Financial Results and Growth. We have significant international operations which as of December 31, 2015 included 174 owned, managed or franchised properties in Europe (including 10 properties with majority ownership); 87 managed or franchised properties in Africa and the Middle East; 97 owned, managed or franchised properties in Latin America (including eight properties with majority ownership); and 317 owned, managed or franchised properties in the Asia Pacific region (including three properties with majority ownership). Additionally, our current growth strategy is heavily dependent upon growth in international markets. As of December 31, 2015, 75% of our pipeline represented growth outside North America. Further, 52% of our pipeline represents new properties in Asia Pacific and 35% represents new growth in China alone.

International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the difficulties involved in managing an organization doing business in many different countries, exposure to local economic conditions, potential adverse changes in the diplomatic relations between foreign countries and the United States, including the threat of international boycott or U.S. anti-boycott legislation, hostility from local populations, including the risk of war, acts of terrorism, political instability and civil unrest in the Middle East, Eastern Europe, Southeast Asia and elsewhere, restrictions on the repatriation of non-U.S. earnings and withdrawal of foreign investments, restriction on the ability to pay dividends and remit earnings to affiliated companies and management or franchise fees to the United States, uncertainty as to the enforceability of contractual rights and intellectual property rights under local law, conflicts between local law and United States law and compliance with complex and changing laws, regulations and policies. In addition, as described below, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. If our international expansion plans are unsuccessful, our financial results could be materially adversely affected.

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

To attempt to mitigate foreign currency exchange rate exposure, we may enter into foreign exchange hedging agreements with financial institutions to reduce certain of our exposures to fluctuations in currency exchange rates. However, these hedging agreements may not eliminate foreign currency risk entirely and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.

Third-Party Internet Reservation or Booking Channels May Negatively Impact Our Revenues. Some of our hotel rooms are booked through third-party internet travel intermediaries such as Expedia.com® , Orbitz.com®, Booking.com®, and CTrip.com®, as well as lesser-known online travel service providers. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms. As the percentage of internet bookings increases, these intermediaries may be able to obtain more volume or better rates. Some internet reservation intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification, which is among our most important assets. Moreover, third-party reservation channels may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Over time, consumers may develop loyalties to third-party internet reservations systems rather than to our online booking tools or our lodging brands. Although we expect to derive most of our revenues from traditional channels and our websites, our business and profitability could be adversely affected if customer loyalties significantly shift from our lodging brands to their travel services, diverting bookings away from our websites, or through their fees increasing the overall cost of internet bookings for our hotels.

A Failure to Keep Pace With Developments in Technology Could Impair Our Operations or Competitive Position. The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, brand assurance and compliance, procurement, reservation systems, operation of our Starwood Preferred Guest customer loyalty program, distribution, revenue management and guest amenities. These technologies can be expected to require refinements, including complying with legal requirements in connection with privacy and/or security regulations, requirements, and commitments established by third parties such as the payment card industry, and there is the risk that advanced new technologies will be introduced. Further, the development and maintenance of these technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

Cyber Threats and the Risk of Data Breaches or Disruptions of Our Information Technology Systems Could Harm Our Brand and Adversely Affect Our Business. Our business involves the processing, use, storage and transmission of personal information regarding our employees, customers, hotel owners, and vendors for various business purposes, including marketing and promotional purposes. The protection of personal as well as proprietary information is critical to us. We are dependent on information technology networks and systems to process, transmit and store proprietary and personal information, and to communicate among our various locations around the world, which may include our reservation systems, vacation exchange systems, hotel/property management systems, point of sale systems, customer and employee databases, call centers, administrative systems, and third-party vendor systems. We store and process such proprietary and personal information both at onsite facilities and at third-party owned facilities, including for example, in a third-party hosted cloud environment. The complexity of this infrastructure and the shared control and management of hotel systems contributes to the potential risk of security breaches. We rely on the security of our information systems, and those of our vendors, owners and other authorized third parties, to protect our proprietary and personal information.

Despite our efforts, information networks and systems may be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; employee error, negligence, fraud, or misuse of systems; or other unauthorized attempts to access, acquire, misuse, modify or delete our proprietary and personal information, including payment card information. In November 2015, we first announced the point of sale systems of a limited number of our hotels in North America were infected with malware, enabling unauthorized parties to access payment card data of some customers. Based on extensive investigation, we determined that the malware affected certain restaurants, gift shops and other point of sale systems at the relevant Starwood properties. There is no indication that our guest reservation or Starwood Preferred Guest membership systems were impacted, nor is there any evidence that other customer information, such as contact information, social security numbers, or PINs, were affected by this issue. Although we have taken steps to address this issue, as well as related concerns, by implementing network security and internal controls, there can be no assurance that a system failure, unauthorized access, or breach will not occur again, including breaches of payment card information in point of sale systems as publicly disclosed by us.

Any compromise of our networks or systems, public disclosure, or loss or other compromise to our personal or proprietary information, non-compliance with contractual or legal obligations regarding personal information, or a violation of a privacy or security policy or requirement pertaining to personal information could result in a disruption to our operations; damage to our reputation and a loss of confidence from our customers, employees or others; legal claims or proceedings, liability under laws that protect personal information, regulatory penalties, and fines, assessments and other liabilities imposed by the payment card organizations or others, potentially resulting in significant monetary damages, regulatory enforcement actions, fines, and/or criminal or civil prosecution in one or more jurisdictions; and subjecting us to additional regulatory scrutiny, or additional costs and liabilities which could have a material adverse effect on our brand reputation, business, operations or financial condition.

Changes in Privacy Law Could Increase Our Operating Costs and/or Adversely Impact Our Ability to Market Our Products, Properties and Services Effectively. We are subject to numerous laws, regulations, and contractual obligations designed to protect personal information, including Member State implementation of the European Union Directive on Data Protection, other foreign data privacy laws, various U.S. federal and state laws, and credit card industry security standards and other applicable information security standards. We have established policies and procedures to help protect the privacy and security of our information. However, every year the number of laws, regulations, and information security requirements continue to grow, as does the complexity of such laws and requirements. Further, privacy regulations, on occasion, may be inconsistent from one jurisdiction to another. As of October 6, 2015, the European Union no longer recognizes the U.S. Safe Harbor program. In the event the European Union makes similar decisions regarding the validity of Binding Corporate Rules or Model Clauses, it may adversely impact our ability to transfer personal data from the European Economic Area. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests.

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

Our Real Estate Investments Subject Us to Numerous Risks. We are subject to the risks that generally relate to investments in real property because we own and lease hotels and resorts. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments are difficult to sell quickly and we may not be able to sell our owned hotels quickly in response to our plans or economic or other conditions. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

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

For example, the United States has issued an executive order that prohibits U.S. companies from engaging in certain business activities with the government of Syria, a country that the United States has identified as a state sponsor of terrorism. During fiscal 2015, a foreign subsidiary of Starwood generated less than $15,000 of revenue from management and other fees from long standing relationships with hotels located in Syria. This amount constitutes significantly less than 1% of our worldwide annual revenues. We believe our activities in Syria are in full compliance with U.S. and local law. At any time, the United States may impose additional sanctions against Syria or any other country where we may have ongoing activities. If so, our existing activities may be adversely affected, depending on the nature of the sanctions that might be imposed.

Further, our activities in countries or with persons that are subject to U.S. sanction laws may reduce demand for our stock among certain investors. Any restrictions on Starwood’s ability to conduct its business operations across the world could negatively impact our financial results.

Our Insurance Policies May Not Cover All Potential Losses. We maintain insurance coverage for liability, property, business interruption, and other risks with respect to our corporate operations and owned and leased properties. In addition, we may make select insurance programs available to owners of properties we manage or franchise. These policies offer coverage terms and conditions that we believe are usual and customary for our industry. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. In addition, there may be aggregate limits or sub-limits under the policies. Our property policies also provide coverage for earthquake, named windstorm and flood events. If an insurable event occurs that affects more than one of our owned hotels and/or managed or franchised hotels owned by third parties that participate in our insurance program, the claims from each affected hotel may be considered together per policy provisions to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy. In addition, under those circumstances, claims by third-party owners will reduce the coverage available for our owned and leased properties.

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

Our Acquisitions/Dispositions and Investments in New Brands or Businesses May Ultimately Not Prove Successful and We May Not Realize Anticipated Benefits. We consider corporate as well as property acquisitions, dispositions and investments for our businesses. In many cases, we compete for these opportunities with third parties who may have substantially greater financial resources or different or lower acceptable financial metrics than we do. There can be no assurance that we will be able to identify acquisition, disposition or investment candidates or complete transactions on commercially reasonable terms or at all. If transactions are consummated, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions or investments, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

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

In the future, we may develop and launch additional brands or make investments in new businesses that complement our existing businesses. For example, in 2015 we launched our newest brand, Tribute Portfolio™.  In addition, leveraging our ownership interest in Design Hotels, AG, in 2015 we announced an expanded partnership pursuant to which a subset of their independent hotels with design aesthetics distinct from our 10 brands participate as partner hotels in the SPG program and are available for booking through our websites and call centers. There can be no assurance regarding the level of acceptance of new brands or our investments in new businesses by the development and consumer marketplaces, that the cost incurred in developing and integrating new brands or investments will be recovered or will not negatively impact our existing businesses, or that the anticipated benefits from these new brands or investments will be realized.

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

Our Vacation Ownership Business is Subject to Extensive Regulation and Risk of Default. We market and sell VOIs, which typically entitle the buyer to occupancy of a fully-furnished resort unit for a specific time period on either an annual or an alternate-year basis. We also acquire, develop and operate vacation ownership resorts, and provide financing to purchasers of VOIs. These activities are all subject to extensive regulation by the U.S. federal government, states or other jurisdictions in which vacation ownership resorts are located and in which VOIs are marketed and sold including regulation of our telemarketing activities under state and federal “Do Not Call” laws. In addition, the laws of most jurisdictions in which we sell VOIs grant the purchaser the right to rescind the purchase contract for any reason within a statutory rescission period. Laws in some of the jurisdictions would impose liability on us as the developer of the resort for certain construction related defects. Although we believe that we are in material compliance with all applicable federal, state, local and foreign laws and regulations to which vacation ownership marketing, sales and operations are currently subject, changes in these requirements, or a determination by a regulatory authority that we were not in compliance, could adversely affect us. In particular, increased regulations of telemarketing activities could adversely impact the marketing of our VOIs.

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

Our Revenues are Highly Dependent on the Travel Industry and Declines in or Disruptions to the Travel Industry, Such as Those Caused by Natural or Man-Made Disasters, Contagious Disease, Terrorist Activity, Political or Civil Unrest and War, May Adversely Affect Us. Our financial and operating performance may be adversely affected by so called “Acts of God.” Hurricanes, earthquakes, tsunamis, and other man-made or natural disasters in recent years, such as Hurricane Odile in Mexico in 2014, the earthquake and tsunami in Japan in 2011, as well as the spread or fear of spread of contagious diseases like Zika or Ebola, could cause a decline in the level of business and leisure travel in certain regions or as a whole, and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Paris, Jakarta, Turkey, Ukraine, Yemen, Syria and Egypt, and other geopolitical uncertainty could have a similar effect on our revenues or on our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices that we can obtain for them, both of which could adversely affect our profits.

Changes in U.S. Federal, State and Local or Foreign Tax Law, Interpretations of Existing Tax Law, or Adverse Determinations by Tax Authorities, Could Increase Our Tax Burden or Otherwise Adversely Affect Our Financial Condition or Results of Operations. We are subject to taxation at the federal, state or provincial and local levels in the U.S. and various other countries and jurisdictions. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, including those that may result from the Base Erosion Profit Shifting, or BEPS, initiative being conducted by the Organization for Economic Co-operation and Development, or OECD, and from the anti-tax avoidance package being proposed by the European Commission. Furthermore, changes in the valuation of our deferred tax assets and liabilities or changes in determinations regarding the jurisdictions in which we are subject to tax or the amount of income allocated to such jurisdictions could negatively impact our effective tax rate. From time to time, the U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations.

Our effective tax rate includes benefits associated with tax incentives in Singapore and tax-exempt income earned from certain of our operations in Luxembourg. The Singapore tax incentive is based on a ruling subject to renewal and next expires in 2016. The tax-exempt income from our operations in Luxembourg is based on application of the current income tax laws and treaties. Provided that no significant changes in facts, laws or circumstances occur, we expect that we will be able to renew the Singapore ruling at similar terms and continue to benefit from the current tax laws and treaties that allow for tax-exempt treatment of the income earned in Luxembourg. If changes in facts, laws, circumstances or interpretations of law occur, our effective tax rate and deferred tax balances could be significantly impacted.

We record tax expense based in part on our estimates of expected future tax rates, reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. We are subject to ongoing and periodic tax audits and disputes relating to federal, state, local and foreign tax matters. For example, we are under regular audit by the Internal Revenue Service (IRS). We have received certain Notices of Proposed Adjustment from the IRS for years 2007 through 2009; however, we disagree with the IRS on certain of these adjustments and have filed a formal appeals protest to dispute them.

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

Over the last few years, we have been pursuing a strategy of reducing our investment in owned real estate and increasing our focus on the management and franchise business. As a result, we are planning on substantially increasing the number of hotels we open every year and increasing the overall number of hotels in our system. This increase will require us to recruit and train a substantial number of new associates to work at these hotels, often in emerging markets where there are rising labor costs and strong competition in labor markets. Further, this will require us to increase our capabilities to enable hotels to open on time and successfully. There can be no assurance that we will be able to source and secure these new associates, or train and manage them, to the level required to make this strategy successful.

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

The Hospitality Industry is Subject to Seasonal and Cyclical Volatility, Which May Contribute to Fluctuations in Our Results of Operations and Financial Condition. The hospitality industry is seasonal in nature.  The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location and the consumer base served.  We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters with the fourth quarter generally being the highest.  In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis.  The seasonality and cyclicality of our industry may contribute to fluctuation in our results of operations and financial condition.

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

We and Our Third-Party Licensees May Not Be Able to Sell Residential Properties Using Our Brands for a Profit or at Anticipated Prices. We license our brands to third parties in connection with the residential portions of certain properties that are using our brands. Residential properties using our brands may not ultimately be developed or receive governmental approvals for the sale of residences, and even if developed and approved for sale of residences could become less attractive due to changes in mortgage rates and the availability of mortgage financing generally, market absorption or oversupply in a particular market, changes in tax laws, or other factors affecting real estate markets. As a result, our third-party licensees may not be able to sell these residences, and we may not be able to license our brands for this purpose, for a profit or at the prices that they have anticipated.

If our Third-Party Property Owners are Unable to Repay or Refinance Loans Secured by the Mortgaged Properties, or to Obtain Financing Adequate to Fund Renovations or Growth Plans, Our Revenues, Profits and Capital Resources Could be Reduced and Our Business Could be Harmed.  Many of our third-party property owners have pledged their properties as collateral for mortgage loans entered into at the time of development, purchase or refinancing. If our third-party property owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, their lenders could declare a default, accelerate the related debt and repossess the property. A repossession could result in the termination of our management or franchise agreement or eliminate revenues and cash flows from the property. In addition, the owners of managed and franchised hotels depend on financing to buy, develop and improve hotels and in some cases, fund operations during down cycles. Our hotel owners’ inability to obtain adequate funding could materially adversely affect the maintenance and improvement plans of existing hotels, as well as result in the delay or stoppage of the development of our existing pipeline.

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

We Cannot Provide Assurance That We Will Continue to Pay Dividends. There can be no assurance that we will continue to pay dividends. Our Board of Directors may suspend the payment of dividends if the Board deems such action to be in the best interests of us or stockholders. If we do not pay dividends, the price of our common stock must appreciate for you to realize a gain on your investment in our Company. This appreciation may not occur and our stock may, in fact, depreciate in value.

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

The following table sets forth the quarterly range of the high and low sale prices of the Corporation Shares for the fiscal periods indicated as reported on the NYSE Composite Tape:

	High	Low
2015
Fourth quarter	$82.83	$65.40
Third quarter	$86.96	$63.99
Second quarter	$87.99	$80.06
First quarter	$86.76	$70.66
2014
Fourth quarter	$82.80	$68.53
Third quarter	$86.11	$76.84
Second quarter	$81.82	$72.97
First quarter	$82.81	$72.00

Approximate Number of Equity Security Holders

As of February 19, 2016, there were approximately 11,000 holders of record of Corporation Shares.

Dividends

We declared cash dividends to holders of Corporation Shares for the fiscal years ended December 31, 2015 and 2014 as follows:

	Dividends Declared
2015
Fourth quarter	$0.375	(a)
Third quarter	$0.375	(a)
Second quarter	$0.375	(a)
First quarter	$0.375	(a)
2014
Fourth quarter	$1.00	(b)
Third quarter	$1.00	(b)
Second quarter	$1.00	(b)
First quarter	$1.00	(b)

(a)

We declared regular quarterly dividends of $0.375 per share to stockholders of record on March 5, 2015, June 8, 2015, September 11, 2015, and December 9, 2015, respectively, which were paid in the corresponding periods of March, June, September and December 2015.

(b)

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

In 2016, we expect to continue paying regular dividends on a quarterly basis.  In accordance with the merger agreement with Marriott, such quarterly dividends may not exceed $0.375 per share.

Conversion of Securities; Sale of Unregistered Securities

Units of SLC Operating Limited Partnership, our consolidated subsidiary, are convertible into Corporation Shares at the unit holders’ option, provided that we have the unilateral option to settle conversion demands in cash or Corporation Shares. During the year ended December 31, 2015, we redeemed approximately 54,000 of these units for approximately $4 million in cash. At December 31, 2015 and 2014 there were approximately 73,000 and 127,000, respectively, of these units outstanding.

Issuer Purchases of Equity Securities

In the first quarter of 2015, our Board of Directors authorized a $750 million increase to our share repurchase program. During the year ended December 31, 2015, we repurchased 4.7 million common shares at an average price of $78.39 for a total cost of approximately $371 million. Since 2011, we have repurchased 36.2 million common shares for a total cost of approximately $2.643 billion. As of December 31, 2015, $458 million remained available under the share repurchase authorization.

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
October 1 to October 31, 2015	509,683	$68.85	509,683	$465
November 1 to November 30, 2015	93,430	$79.14	93,430	$458
December 1 to December 31, 2015	—	$—	—	$458
Total	603,113	$70.44	603,113

STOCK RETURN PERFORMANCE AND CUMULATIVE TOTAL RETURN

Set forth below is a line graph comparing the cumulative total stockholder return on the Corporation Shares against the cumulative total return on the S&P 500 and the S&P Hotels, Resorts & Cruise Lines Index (the S&P 500 Hotel) for the five fiscal years beginning after December 31, 2010 and ending December 31, 2015. The graph assumes that the value of the investments was $100 on December 31, 2010 and that all dividends and other distributions were reinvested. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Starwood	100.00	79.75	97.43	137.25	146.96	128.31
S&P 500	100.00	102.09	118.30	156.21	177.32	179.76
S&P 500 Hotel	100.00	80.78	100.97	130.02	160.91	167.06

Note: S&P 500 Hotel Index includes Carnival Corp, Marriott, Royal Caribbean, Starwood and Wyndham. Royal Caribbean was added in December 2014. S&P adjusts the weighting of the Index such that an addition or deletion of a company does not change the level of the Index and returns are only affected on a forward basis.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the information set forth under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto beginning on page F-1 of this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Revenues	$5,763	$5,983	$6,115	$6,321	$5,624
Operating income	$740	$883	$925	$912	$630
Income from continuing operations (a)	$489	$643	$565	$470	$502
Diluted earnings per share from continuing operations	$2.88	$3.46	$2.92	$2.39	$2.57
Cash from operating activities	$890	$994	$1,151	$1,184	$641
Cash from (used for) investing activities	$467	$421	$(158)	$126	$(176)
Cash used for financing activities	$(1,227)	$(1,087)	$(678)	$(1,456)	$(755)
Aggregate cash distributions paid	$259	$735	$256	$242	$99
Cash distributions and dividends declared per Share	$1.50	$4.00	$1.35	$1.25	$0.50

(a)	Amounts represent income from continuing operations attributable to Corporation Shares (i.e., excluding non-controlling interests).

	At December 31,
	2015	2014	2013	2012	2011
	(In millions)
Total assets	$8,268	$8,659	$8,762	$8,855	$9,560
Long-term debt, net of current maturities	$2,278	$2,574	$1,523	$1,656	$2,596

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the years ended December 31, 2015, 2014 and 2013.

For the year ended December 31, 2015, we saw strong results in the Americas, while our international results were negatively impacted by foreign exchange rates. Worldwide Systemwide Same-Store REVPAR for the Americas segment increased 3.7% for the year ended December 31, 2015 compared to the prior year while the EAME and Asia Pacific segments experienced declines primarily due to the unfavorable impact of foreign currency exchange rates. Occupancies in every segment continued to rise.

At December 31, 2015, we had approximately 530 hotels in the active pipeline representing approximately 116,000 rooms. Of these rooms, 55% are in the upper upscale and luxury segments and 75% are outside of North America. During 2015, we signed 220 hotel management and franchise contracts (representing approximately 45,800 rooms). Also, during 2015, 105 new hotels and resorts (representing approximately 21,500 rooms) entered the system and 30 properties (representing approximately 6,300 rooms) exited the system.

In addition to our active pipeline, we have a 74% equity interest in Design Hotels AG (Design Hotels), a company that represents and markets a distinct selection of over 300 independent hotels with approximately 23,000 rooms globally. Starwood and Design Hotels entered into an agreement in 2014 that allows greater coordination and cooperation between the companies. Our REVPAR metrics do not include revenue from Design Hotels and, at this stage, Design Hotel’s operating results are insignificant to our results of operations.

An indicator of the performance of our hotels is REVPAR, as it measures the period-over-period change in room revenue for comparable properties. Along with REVPAR, we also evaluate our hotels by measuring the change in Average Daily Rate (ADR) and occupancy. This is particularly the case in the United States, where there is no impact on this measure from foreign currency exchange rates.

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

On October 27, 2015, we entered into definitive agreements with ILG pursuant to which our vacation ownership business, to be held by Vistana, will be spun-off to our stockholders and immediately thereafter Vistana will merge with a wholly-owned subsidiary of ILG. In connection with the transactions, the consideration our stockholders are expected to receive is primarily based on the value of ILG’s common stock, which has declined in the last two months of 2015. If this decline is sustained, we could record a material impairment charge at the date of the Planned Reverse Morris Trust Transaction resulting from the difference between the carrying value of our investment in the vacation ownership business and the fair value of the consideration our stockholders will receive at the transaction date. Please see Note 27, Planned Reverse Morris Trust Transaction, of the Notes to our Financial Statements for additional information on the transaction.

On November 15, 2015, we entered into a definitive merger agreement with Marriott. Please see Note 28, Planned Marriott Merger, of the Notes to our Financial Statements for additional information.

In November 2015, we first announced the point of sale systems of a limited number of our hotels in North America were infected with malware, enabling unauthorized parties to access payment card data of some customers.  Following extensive investigation, there is no indication that our guest reservation or SPG membership systems were impacted, nor is there any evidence that other customer information, such as contact information, social security numbers, or PINs, were affected by this issue.  The costs of this investigation are not material to our results of operations, and we do not expect this data breach to have a material impact on our financial condition or results of operations.

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

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Consolidated Results

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$1,293	$1,541	$(248)	(16.1)%
Management Fees, Franchise Fees and Other Income	1,047	1,057	(10)	(0.9)%
Vacation Ownership and Residential	687	674	13	1.9%
Other Revenues from Managed and Franchised Properties	2,736	2,711	25	0.9%
Total Revenues	$5,763	$5,983	$(220)	(3.7)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from 13 owned hotels that were sold or closed and two leased hotels converted to managed or franchised hotels in 2015 and 2014. These sold, closed, or converted hotels had revenues of $108 million in the year ended December 31, 2015, compared to $337 million for the corresponding period in 2014. Revenues at our Same-Store Owned Hotels (28 hotels for the year ended December 31, 2015 and 2014, excluding the 13 hotels sold or closed, two hotels converted to managed or franchised, and four additional hotels undergoing significant repositionings or without comparable results in 2015 and 2014) increased 0.9%, or $9 million, to $1,007 million for the year ended December 31, 2015, when compared to $998 million in the corresponding period of 2014.

REVPAR at our worldwide Same-Store Owned Hotels was $184.26 for the year ended December 31, 2015, compared to $182.82 in the corresponding period in 2014. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase in occupancy rates to 75.9% for the year ended December 31, 2015, compared to 73.1% in the corresponding period in 2014, partially offset by a decrease in ADR to $242.90 for the year ended December 31, 2015, compared to $250.05 for the corresponding period in 2014. REVPAR and ADR were negatively affected by the unfavorable impact of foreign exchange rates. Growth in REVPAR was particularly strong in Mexico and in the United States in the South and West.

The decrease in management fees, franchise fees and other income was primarily due to the inclusion of significant termination fees associated with the exit of certain managed and franchised hotels from the system in 2014 and the negative impact of foreign exchange rates. For the year ended December 31, 2014, other management and franchise revenues included approximately $45 million of fees associated with the termination of certain management and franchise contracts compared to $11 million for the same period in 2015. Core fees (total management and franchise fees), which were negatively impacted by foreign exchange rates, increased $5 million to $832 million for the year ended December 31, 2015 compared to $827 million for the corresponding period in 2014. These increases included fees from the net addition of 75 managed or franchised hotels to our system since December 31, 2014 partially offset by a 0.4% decrease in Worldwide Systemwide REVPAR. As of December 31, 2015, we had 608 managed properties and 642 franchised properties with approximately 350,000 rooms.

Total vacation ownership and residential sales and services revenue increased $13 million to $687 million in the year ended December 31, 2015, compared to the corresponding period in 2014, primarily due to a $32 million increase in revenues from resort and other operations and an increase in originated contract sales of vacation ownership intervals of $28 million for the year ended December 31, 2015 compared to the corresponding period in 2014, as the average price per vacation ownership unit increased 3.9% to $15,400 and the number of contracts signed increased by 4.4%. These amounts were partially offset by a $24 million reduction in residential sales and services revenue, primarily due to the sellout of Bal Harbour in early 2014, and a decrease in revenues recognized under the percentage of completion method and other deferrals of $23 million.

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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Selling, General, Administrative and Other	$388	$402	$(14)	(3.5)%

Selling, general, administrative and other expenses decreased $14 million to $388 million for the year ended December 31, 2015, when compared to the corresponding period in 2014, primarily due to the implementation of various cost savings initiatives and due to the favorable impact of foreign exchange rates, partially offset by an $11 million reserve for the potential funding of a performance guarantee at two hotels in Greece as a result of the economic crisis in Greece.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$100	$(4)	$104	n/m

n/m = not meaningful

During the year ended December 31, 2015, restructuring and other special charges (credits), net include $20 million in net restructuring charges and $80 million of other special charges. The restructuring charges are primarily related to costs associated with our previously announced cost savings initiatives, partially offset by the reversal of an $8 million reserve as a result of the favorable resolution of a funding commitment associated with a vacation ownership project. Other special charges primarily consist of $36 million of costs associated with professional fees for the planned separation, distribution and subsequent merger of our vacation ownership business (see Note 27), $20 million of costs primarily associated with professional fees related to our strategic alternatives review which culminated in the proposed Marriott merger (see Note 28), $11 million of charges associated with the departures of our prior President and Chief Executive Officer and our interim Chief Executive Officer, a $6 million charge for technology related costs and expenses that we no longer deem recoverable and the establishment of $6 million of reserves related to potential liabilities associated with the 2005 acquisition of Le Méridien.

During the year ended December 31, 2014, we reversed a $3 million reserve related to a note receivable associated with a previous disposition, which was collected.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Depreciation and Amortization	$280	$283	$(3)	(1.1)%

The decrease in depreciation and amortization expense for the year ended December 31, 2015, when compared to the same period of 2014, was primarily due to decreased depreciation expense related to sold hotels, partially offset by information technology capital expenditures in 2015.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Operating Income	$740	$883	$(143)	(16.2)%

The decrease in operating income for the year ended December 31, 2015, compared to the corresponding period of 2014, was primarily due to an unfavorable variance in restructuring and other special charges (credits), net of $104 million, a $42 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, and a $10 million decrease in management fees, franchise fees and other income, partially offset by a decrease in selling, general, administrative and other expenses of $14 million.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Equity Earnings and Gains and from Unconsolidated Ventures, Net	$41	$27	$14	51.9%

Equity earnings and gains from unconsolidated joint ventures, net increased $14 million for the year ended December 31, 2015, compared to the corresponding period in 2014, primarily related to a $4 million gain on the sale of a joint venture hotel and due to an improvement in the performance of the hotels owned by the joint ventures.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Net Interest Expense	$111	$94	$17	18.1%

Net interest expense increased $17 million for the year ended December 31, 2015, compared to the same period of 2014, primarily due to an increase in our average debt balance during 2015, compared to 2014, associated with borrowings in the second half of 2014, including the issuance of $650 million of senior notes.

Our weighted average interest rate was approximately 3.79% at December 31, 2015, compared to 3.90% at December 31, 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Loss on Early Extinguishment of Debt, Net	$—	$1	$(1)	(100.0)%

During the year ended December 2014, we recorded a loss of $1 million related to the write-off of certain deferred financing costs associated with the amendment of our Revolving Credit Facility (see Note 13).

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(1)	$(33)	$32	97.0%

During the year ended December 31, 2015, we recorded a net loss of $1 million, primarily related to $35 million of impairment charges for two owned hotels, whose book values exceeded their fair values, a $15 million charge related to an obligation associated with a previous disposition and a loss of $9 million, primarily related to asset dispositions and impairments associated with certain hotel renovations, partially offset by a $36 million gain related to property insurance settlement proceeds for a hotel damaged by a hurricane, a $20 million gain on the sale of a minority partnership interest in a hotel and a $4 million gain associated with the sale of one hotel sold subject to a long-term franchise agreement.

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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Income Tax (Benefit) Expense	$180	$139	$41	29.5%

The increase in income tax expense in 2015 when compared to 2014 was primarily due to non-recurring tax benefits in 2014. Income tax expense increased approximately $51 million due to the impact of favorable tax settlements reached with foreign taxing authorities in 2014 compared to 2015, approximately $44 million due to the tax effects from asset dispositions recognized in 2014 compared to 2015 and approximately $15 million due to the tax impact of changes in indefinite reinvestment assertions in 2014 compared to 2015. This was partially offset by a $26 million decrease related to changes in uncertain tax positions in 2015 versus 2014, and lower pretax income and a lower overall effective tax rate primarily driven by a change in the mix of pretax income between tax jurisdictions.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Discontinued Operations Gain (Loss), Net	$—	$(10)	$10	100.0%

During the year ended December 31, 2014, the loss was primarily due to liabilities associated with an unfavorable ruling, during 2014, in connection with a previous disposition.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the years ended December 31, 2015 and 2014. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Year Ended December 31,
	2015	2014	Variance
Worldwide (996 hotels with approximately 291,900 rooms)
REVPAR (1)	$121.57	$122.02	(0.4)%
ADR	$172.11	$176.56	(2.5)%
Occupancy	70.6%	69.1%	1.5
Americas (565 hotels with approximately 163,000 rooms)
REVPAR (1)	$129.82	$125.17	3.7%
ADR	$176.26	$173.06	1.8%
Occupancy	73.7%	72.3%	1.4
EAME (195 hotels with approximately 51,100 rooms)
REVPAR (1)	$133.14	$146.17	(8.9)%
ADR	$196.44	$219.75	(10.6)%
Occupancy	67.8%	66.5%	1.3
Asia Pacific (236 hotels with approximately 77,800 rooms)
REVPAR (1)	$96.82	$99.86	(3.0)%
ADR	$146.38	$155.92	(6.1)%
Occupancy	66.1%	64.0%	2.1

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the years ended December 31, 2015 and 2014. The results for the years ended December 31, 2015 and 2014 represent results for 28 owned, leased and consolidated joint venture hotels (excluding 13 hotels sold or closed, two leased hotels converted to managed or franchised, and four additional hotels undergoing significant repositionings or without comparable results in 2015 and 2014).

	Year Ended December 31,
	2015	2014	Variance
Worldwide (28 hotels with approximately 9,800 rooms)
REVPAR (1)	$184.26	$182.82	0.8%
ADR	$242.90	$250.05	(2.9)%
Occupancy	75.9%	73.1%	2.8
Americas (16 hotels with approximately 7,500 rooms)
REVPAR (1)	$168.79	$164.94	2.3%
ADR	$226.83	$228.13	(0.6)%
Occupancy	74.4%	72.3%	2.1
EAME (9 hotels with approximately 1,600 rooms)
REVPAR (1)	$266.17	$282.13	(5.7)%
ADR	$333.87	$371.94	(10.2)%
Occupancy	79.7%	75.9%	3.8
Asia Pacific (3 hotels with approximately 700 rooms)
REVPAR (1)	$161.28	$145.48	10.9%
ADR	$195.88	$192.76	1.6%
Occupancy	82.3%	75.5%	6.8

(1)

REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the year ended December 31, 2015 and 2014.

Segment Revenues	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$1,472	$1,559	$(87)	(5.6)%
EAME	475	597	(122)	(20.4)%
Asia Pacific	287	354	(67)	(18.9)%
Vacation ownership and residential	681	663	18	2.7%
Total segment revenues	$2,915	$3,173	$(258)	(8.1)%

Segment Earnings	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$691	$697	$(6)	(0.9)%
EAME	175	220	(45)	(20.5)%
Asia Pacific	203	228	(25)	(11.0)%
Vacation ownership and residential	168	169	(1)	(0.6)%
Total segment earnings	$1,237	$1,314	$(77)	(5.9)%

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring costs and other special charges (credits), losses on early extinguishment of debt and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our four segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 25 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues decreased $87 million in the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease in revenues was primarily related to a $73 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a $6 million decrease in management fees, franchise fees and other income.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from eight owned hotels that were sold in 2015 or 2014. These sold hotels had $75 million in revenues in the year ended December 31, 2015 compared to $149 million for the corresponding period in 2014. Additionally, there was a $20 million decrease in revenues from three owned hotels without comparable results in 2015 and 2014 due to renovations, offset by a $21 million increase in Same-Store Owned Hotel revenues due to an increase in REVPAR of 2.3% to $168.79 for the year ended December 31, 2015 compared to the corresponding period in 2014.

The decrease in management fees, franchise fees and other income for the year ended December 31, 2015, compared to the same period in 2014, was primarily due to the inclusion in 2014 of approximately $34 million of termination fees associated with the termination of certain management and franchise contracts, compared to approximately $9 million for the same period of 2015. This decrease was partially offset by fees from the net addition of 36 managed and franchised hotels since December 31, 2014 and a 3.7% increase in Same-Store Systemwide REVPAR compared to the same period in 2014. As of December 31, 2015, the Americas segment had 160 managed properties and 525 franchised properties with approximately 189,600 rooms.

Segment earnings decreased $6 million in the year ended December 31, 2015, compared to the corresponding period in 2014, primarily due to the decrease in management fees, franchise fees and other income discussed above.

EAME

Segment revenues decreased $122 million in the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease in revenues was primarily related to a $95 million decrease in revenues from our owned, leased and consolidated joint venture hotels, a $22 million decrease in management fees, franchise fees and other income, and a $4 million decrease in residential revenues.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to an $83 million decrease in revenues from four hotels that were sold or closed and two leased hotels that were converted to managed and franchised hotels during 2015 and 2014 and a $13 million decrease in Same-Store Owned Hotel revenues due to a decrease in REVPAR of 5.7% to $266.17 for the year ended December 31, 2015 compared to the corresponding period in 2014.

The decrease in management fees, franchise fees and other income was due to an 8.9% decrease in Same-Store Systemwide REVPAR to $133.14 for the year ended December 31, 2015 compared to the corresponding period in 2014. REVPAR throughout EAME was negatively affected by the unfavorable impact of foreign exchange rates during the year ended December 31, 2015, compared to the corresponding period in 2014. This decrease was partially offset by fees from the net addition of 14 managed or franchised hotels since December 31, 2014. As of December 31, 2015, the EAME segment had 188 managed properties and 63 franchised properties with approximately 62,800 rooms.

Segment earnings decreased $45 million in the year ended December 31, 2015, compared to the corresponding period in 2014, due to the decrease in management fees, franchise fees and other income discussed above, a $14 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, a $5 million increase in divisional overhead expenses, and a $4 million decrease in residential revenue. The increase in division overhead expenses is primarily due to an $11 million reserve for the potential funding of a performance guarantee at two hotels in Greece as a result of the economic crisis in Greece.

Asia Pacific

Segment revenues decreased $67 million in the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease in revenues was primarily related to a $71 million decrease in revenues from our owned, leased and consolidated joint venture hotels due to lost revenues from one owned hotel that was sold in late 2014, partially offset by a $6 million increase in management fees, franchise fees and other income, compared to the corresponding period in 2014.

The increase in management fees, franchise fees and other income for the year ended December 31, 2015, compared to the same period in 2014, was primarily due to fees from the net addition of 29 managed and franchised hotels since December 31, 2014 partially offset by a decrease in Same-Store Systemwide REVPAR of 3.0% to $96.82 for the year ended December 31, 2015 compared to the corresponding period in 2014. REVPAR throughout Asia Pacific was negatively impacted by foreign exchange rates during the year ended December 31, 2015, compared to the corresponding period in 2014. As of December 31, 2015, the Asia Pacific segment had 260 managed properties and 54 franchised properties with approximately 97,600 rooms.

Segment earnings decreased $25 million in the year ended December 31, 2015, compared to the corresponding period in 2014, primarily driven by a decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels.

Vacation ownership and residential

Total vacation ownership and residential segment revenue increased $18 million to $681 million for the year ended December 31, 2015 compared to the corresponding period in 2014, primarily due to a $32 million increase in revenues from resort and other operations and a $28 million increase in originated contract sales of vacation ownership intervals. These increases were partially offset by a decrease of $23 million in revenues recognized under the percentage of completion method and other deferrals and by a reduction in residential sales due to the sellout of Bal Harbour in early 2014. Segment earnings decreased $1 million in the year ended December 31, 2015, compared to the corresponding period in 2014, primarily driven by an increase in sales and marketing expenses, partially offset by the above noted increases in revenues.

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

Total vacation ownership and residential revenue decreased $250 million to $674 million in the year ended December 31, 2014, when compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour, as this project sold out in early 2014. During the year ended December 31, 2014, we closed sales of four units at Bal Harbour and realized revenues of $20 million, compared to closings of 78 units and revenues of $266 million in 2013.

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

	Year Ended December 31,
	2014	2013	Variance
Worldwide (960 hotels with approximately 284,400 rooms)
REVPAR(1)	$123.08	$117.31	4.9%
ADR	$175.64	$172.58	1.8%
Occupancy	70.1%	68.0%	2.1
Americas (555 hotels with approximately 163,300 rooms)
REVPAR(1)	$126.23	$118.96	6.1%
ADR	$172.76	$166.93	3.5%
Occupancy	73.1%	71.3%	1.8
EAME (191 hotels with approximately 49,300 rooms)
REVPAR(1)	$143.17	$138.36	3.5%
ADR	$214.83	$212.43	1.1%
Occupancy	66.6%	65.1%	1.5
Asia Pacific (214 hotels with approximately 71,800 rooms)
REVPAR(1)	$102.38	$99.33	3.1%
ADR	$156.10	$159.25	(2.0)%
Occupancy	65.6%	62.4%	3.2

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

	Year Ended December 31,
	2014	2013	Variance
Worldwide (28 hotels with approximately 10,900 rooms)
REVPAR(1)	$167.99	$159.96	5.0%
ADR	$228.42	$223.56	2.2%
Occupancy	73.5%	71.5%	2.0
Americas (15 hotels with approximately 8,300 rooms)
REVPAR(1)	$143.81	$138.02	4.2%
ADR	$196.90	$193.60	1.7%
Occupancy	73.0%	71.3%	1.7
EAME (10 hotels with approximately 1,900 rooms)
REVPAR(1)	$279.86	$262.67	6.5%
ADR	$373.04	$355.76	4.9%
Occupancy	75.0%	73.8%	1.2
Asia Pacific (3 hotels with approximately 700 rooms)
REVPAR(1)	$145.48	$136.44	6.6%
ADR	$192.76	$199.66	(3.5)%
Occupancy	75.5%	68.3%	7.2

(1)

REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the year ended December 31, 2014 and 2013.

Segment Revenues	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$1,559	$1,548	$11	0.7%
EAME	597	615	(18)	(2.9)%
Asia Pacific	354	349	5	1.4%
Vacation ownership and residential	663	905	(242)	(26.7)%
Total segment revenues	$3,173	$3,417	$(244)	(7.1)%

Segment Earnings	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase / (decrease) from prior year	Percentage change from prior year
	(in millions)
Americas	$697	$617	$80	13.0%
EAME	220	220	—	—
Asia Pacific	228	221	7	3.2%
Vacation ownership and residential	169	276	(107)	(38.8)%
Total segment revenues	$1,314	$1,334	$(20)	(1.5)%

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

Vacation ownership and residential

Segment revenues decreased $242 million to $663 million for the year ended December 31, 2014 when compared to the corresponding period in 2013, primarily due to fewer residential closings at Bal Harbour in 2014, as this project sold out in early 2014. Segment earnings decreased $107 million in the year ended December 31, 2014, compared to the corresponding period in 2013, primarily driven by the decrease in operating income from sales at Bal Harbour.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2015, we returned approximately $626 million of capital to stockholders by paying our quarterly dividends, totaling $1.50 per share, and by repurchasing 4.7 million common shares for a total cost of approximately $371 million. Since 2011, we have returned approximately $4.1 billion of capital to stockholders through dividends and stock repurchases. As of December 31, 2015, $458 million remained available under the share repurchase authorization. We expect to continue paying regular dividends on a quarterly basis.

Cash From Operating Activities

We generate cash flows from operations primarily from management and franchise revenues, operating income from our owned hotels and resorts and sales of VOIs. Cash flow from operating activities decreased to $890 million for the year ended December 31, 2015 compared to $994 million for the year ended December 31, 2014, primarily due to a decrease in operations at our owned, leased and consolidated joint venture hotels, primarily due to the sale or closure of hotels in 2014 and 2015, and due to an increase in cash paid for interest associated with our borrowings in the second half of 2014. Other sources of cash are distributions from joint ventures, servicing financial assets and interest income. We use cash principally to fund our operating expenses, dividend payments, share repurchases, interest payments on debt, capital expenditures, and property and income taxes. We believe that our cash from operations and our existing borrowing availability together with capacity for additional borrowings will be adequate to meet all funding requirements for our operating expenses, dividend payments, share repurchases, principal and interest payments on debt, capital expenditures, and property and income taxes.

The ratio of our current assets to current liabilities was 1.03 and 0.95 as of December 31, 2015 and 2014, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels, in the same jurisdictions, on a daily basis and fund payables as needed through cash on hand, by drawing down on our existing revolving credit facility or issuing commercial paper.

Cash From Investing Activities

Gross capital spending during the full year ended December 31, 2015 was as follows (in millions):

Maintenance Capital Expenditures (1) :
Owned, leased and consolidated joint venture hotels	$66
Corporate and information technology	99
Subtotal	165
Net Capital Expenditures for Vacation Ownership Inventory (2):	68
Development Capital	170
Total Capital Expenditures	$403

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $134 million less cost of sales of $66 million.

Gross capital spending during the year ended December 31, 2015 included approximately $165 million of maintenance capital and $170 million of development capital. Investment spending on vacation ownership inventory was $134 million, primarily at the Westin Nanea Ocean Villas in Maui, Hawaii and the Westin Desert Willow in Palm Desert, California. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to stay competitive in the markets in which we operate. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2016 (excluding vacation ownership inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2016, we currently expect to spend approximately $100 million for investment projects, various joint ventures and other investments.

In order to secure management or franchise agreements, we have made loans to third-party owners, made non-controlling investments in joint ventures and provided certain guarantees and indemnifications. See Note 24 of the consolidated financial statements for discussion regarding the amount of loans we have outstanding with owners, unfunded loan commitments, equity and other potential contributions, surety bonds outstanding, performance guarantees and indemnifications under which we are obligated and investments in hotels and joint ventures.

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI construction, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments and share repurchases) from cash on hand, net proceeds from asset dispositions and cash generated from operations.

We periodically review our business to identify assets that we believe either are non-core, no longer complement our business, or could be sold at significant premiums. As part of our asset-light strategy, we are focused on reducing our investment in owned real estate, enhancing our real estate returns and monetizing investments.

Since 2006, we have sold 91 hotels realizing cash proceeds of approximately $7.8 billion in numerous transactions, including cash proceeds net of closing costs of approximately $767 million from the sale of four hotels during the year ended December 31, 2015 (see Note 4). To date, where we have sold hotels, we typically have not provided significant seller financing or other financial assistance to buyers. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

In the first quarter of 2015, our Board of Directors authorized a $750 million increase to our share repurchase program. During the year ended December 31, 2015, we repurchased 4.7 million common shares at a weighted average price of $78.39 for a total cost of approximately $371 million. Since 2011, we have repurchased 36.2 million common shares for a total cost of approximately $2.643 billion, and as of December 31, 2015, $458 million remained available under the share repurchase authorization.

In 2015, we paid $255 million of dividends, or $1.50 per share. In 2014, we paid $735 million of dividends consisting of four regular quarterly dividends totaling $1.40 per share and four special quarterly dividends totaling $2.60 per share.

Units of SLC Operating Limited Partnership, our consolidated subsidiary, are convertible into Corporation Shares at the unit holders’ option, provided that we have the unilateral option to settle conversion demands in cash or Corporation Shares. During the year ended December 31, 2015, we redeemed approximately 54,000 of these units for approximately $4 million in cash.

The following is a summary of our debt portfolio (excluding securitized vacation ownership debt and capital leases) as of December 31, 2015:

	Amount Outstanding at December 31, 2015 (a)	Weighted Average Interest Rate at December 31, 2015	Weighted Average Remaining Term
	(in millions)		(in years)
Floating Rate Debt
Revolving Credit Facility	$—	—	—
Commercial Paper	408	0.51%	4.2
Mortgages and Other	32	3.65%	1.0
Interest Rate Swaps	250	5.31%	3.0
Total/Average	$690	2.41%	3.6
Fixed Rate Debt
Senior Notes	$1,570	4.91%	8.3
Mortgages and Other	8	2.26%	9.5
Interest Rate Swaps	(250)	6.91%	3.0
Total/Average	$1,328	4.52%	9.3
Total Debt
Total Debt and Weighted Average Terms	$2,018	3.79%	7.3

(a)

Excludes approximately $186 million of our share of unconsolidated joint venture debt, $169 million of capital lease obligations and $172 million of securitized vacation ownership debt, all of which is non-recourse.

During the year ended December 31, 2015, we terminated the securitization originally completed in 2009 (the 2009 Securitization) including pay down of all principal and interest due. The termination required a $3 million pay down of debt and resulted in the release of $35 million of previously securitized vacation ownership notes receivable, net to unsecuritized notes receivable.

Additionally, during the year ended December 31, 2015, our 7.375% Senior Notes, which had a principal amount of approximately $294 million, matured. We paid approximately $305 million to settle all outstanding principal and interest due.

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

Additionally, in 2014, we completed a public offering of $350 million in aggregate principal amount of Senior Notes due 2025 (the 2025 Notes) and $300 million in aggregate principal amount of Senior Notes due 2034 (the 2034 Notes). The 2025 Notes bear interest at a fixed rate of 3.75% per annum and mature on March 15, 2025. The 2034 Notes bear interest at a fixed rate of 4.5% per annum and mature on October 1, 2034. We pay interest on the 2025 Notes on March 15 and September 15 each year until maturity. We pay interest on the 2034 Notes on April 1 and October 1 each year until maturity. We used the net proceeds for general corporate purposes, which included the repayment of commercial paper, repurchases of common stock and the payment of previously announced regular and special dividends to our stockholders.

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

Finally, in 2014, we entered into a master lease arrangement to lease the entire buildings and land where we are headquartered in Stamford, Connecticut. The term of this lease is 20 years, with two five-year extensions at our option. We have fixed annual payments of approximately $10 million, which escalate at 3% per year. As a result of this transaction, as of December 31, 2014, we recorded a capital lease obligation of approximately $153 million with an interest rate of 5.76% (see Note 13).

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

The following is a summary of our unsecuritized and securitized debt less cash as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in millions)
Gross Unsecuritized Debt	$2,187	$2,695
less: cash (including restricted cash of $50 million in 2015 and $76 million in 2014	(1,098)	(1,011)
Net Unsecuritized Debt	$1,089	$1,684
Gross Securitized Debt (non-recourse)	$172	$249
less: cash restricted for securitized debt repayments (not included above)	(8)	(11)
Net Securitized Debt	$164	$238
Total Net Debt	$1,253	$1,922

The Facility is used to fund general corporate cash needs. As of December 31, 2015, we have availability of approximately $1.34 billion under the Facility. The Facility allows for multi-currency borrowing and, when drawn upon, has an applicable margin, inclusive of the commitment fee, of 1.2%, plus the applicable currency LIBOR rate. Our ability to borrow under the Facility is subject to compliance with the terms and conditions under the Facility, including certain leverage covenants.

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

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, issuance of Commercial Paper, and potential additional borrowings will be adequate to meet anticipated requirements for dividend payments, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due or on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all. As of December 31, 2015, approximately $1,050 million, included in our cash balance above, resided in foreign countries. The offshore cash, if repatriated, may or may not be subject to additional income taxes in various tax jurisdictions including the U.S. The quantification of such taxes is not practicable at this time.

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

We had the following contractual obligations outstanding as of December 31, 2015 (in millions) (1):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Debt (2)	$2,018	$29	$375	$618	$996
Interest payable	834	87	174	159	414
Capital lease obligations	169	4	10	12	143
Operating lease obligations	1,066	74	137	126	729
Unconditional purchase obligations (3)	428	106	193	129	—
Other long-term obligations	9	1	2	2	4
Total contractual obligations	$4,524	$301	$891	$1,046	$2,286

(1)

This table excludes unrecognized tax benefits that would require cash outlays for $291 million, the timing of which is uncertain. Refer to Note 12 of the consolidated financial statements for additional discussion on this matter.

(2)	Excludes securitized debt of $172 million, all of which is non-recourse.
(3)	Includes commitments that may be reimbursed or satisfied by our managed and franchised properties.

We had the following commercial commitments outstanding as of December 31, 2015 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$80	$77	$—	$—	$3

Off-Balance Sheet Arrangements

As of December 31, 2015, our off-balance sheet arrangements include letters of credit of $80 million, unconditional purchase obligations of $428 million and surety bonds of $32 million. These items are discussed in greater detail in Item 8, Financial Statements and Supplementary Data.

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

We believe that the following accounting policies which are described in Note 2, Significant Accounting Policies, in our consolidated financial statements, are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

•

Management Fees and Franchise Fees — Represents fees earned on hotels and resorts managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Luxury Collection, Tribute, Westin, Le Méridien, Sheraton, Four Points by Sheraton, Aloft and Element brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with our owned, leased and consolidated joint venture hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

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

To determine how we test the goodwill of our reporting units for impairment, we consider the results of the previous year’s tests and the percentage by which the fair value of the reporting unit exceeded its carrying value, the performance of our current year operations and our expectations for future operations. We had no goodwill impairment charges in 2015, 2014 or 2013. Based on the most recent goodwill impairment test performed in 2015, we do not expect the goodwill of our hotel reporting units will be impaired in the near future.

The vacation ownership and residential reporting unit had $151 million of goodwill as of December 31, 2015. At October 31, 2015, the date of our annual impairment valuation, we quantitatively evaluated this goodwill and determined that its fair value exceeded its carrying value. However, the consideration our stockholders are expected to receive for this reporting unit in the Planned Reverse Morris Trust Transaction with ILG (see Note 27) in the second quarter of 2016 is primarily based on the value of ILG’s common stock, which has declined in the last two months of 2015. Given the short period of time during which the decline occurred, we do not believe that it represents a sustained decline as of December 31, 2015, and therefore, the vacation ownership and residential goodwill was not impaired. However, if this decline is sustained, it could result in an impairment of the goodwill in 2016.

We may also qualitatively assess our indefinite lived intangible assets for impairment prior to performing the quantitative impairment test, utilizing the same methodology as described previously for our goodwill impairment assessment. If the quantitative analysis is required, we determine the fair value of our indefinite lived intangible assets primarily using the income approach, which requires us to make certain assumptions including growth in fees, operating expenses, inflation, income taxes and terminal value. We had no impairment charges related to our indefinite lived intangible assets in 2015, 2014 or 2013 as the qualitative assessments concluded that it was not more likely than not that the intangible assets were impaired or the quantitative analyses reflected that the fair values of the intangible assets significantly exceeded their book values.

Our finite lived intangibles are tested for impairment at least annually or whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. During the years ended December 31, 2015, 2014 and 2013, we recorded no significant impairment charges related to finite lived intangible assets.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability, as of December 31, 2015 and 2014 was $1,219 million and $1,115 million, respectively, of which $491 million and $453 million, respectively, was included in accrued expenses. A 10% reduction in the estimate of “breakage” would have increased the liability at December 31, 2015 by approximately $41 million.

Long-Lived Assets. We evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our long-lived assets based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset (see Note 4).

Loan Loss Reserves. For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2015 and 2014, the average estimated default rate for our pools of receivables was 9.1% and 9.2%, respectively.

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

Assets Held for Sale. We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exist. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value, which includes allocable segment goodwill, or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of a property for which we have significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement. The operations of the properties held for sale prior to the sale date are recorded in discontinued operations only if the disposal represents a strategic shift that will have a major effect on our operations and financial results.

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

At December 31, 2015, we were party to the following derivative instruments:

•

Forward contracts to hedge forecasted transactions for management and franchise fee revenues earned in foreign currencies. The aggregate dollar equivalent of the notional amounts was approximately $24 million. These contracts expire in 2016.

•

Forward foreign exchange contracts to manage the foreign currency exposure related to certain intercompany loans not deemed to be permanently invested. The aggregate dollar equivalent of the notional amounts of the forward contracts was approximately $860 million. These contracts expire in 2016.

•

Interest rate swap agreements to manage interest expense to modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The aggregate notional amount of the interest rate swaps was $250 million. The swaps expire in 2018 and 2019 when the related debt matures.

The following table sets forth the scheduled maturities and the total fair value of our indebtedness excluding securitized vacation ownership debt as of December 31, 2015 (in millions):

	Expected Maturity or Transaction Date At December 31,						Total at December 31, 2015	Total Fair Value at December 31, 2015
	2016	2017	2018	2019	2020	Thereafter
Indebtedness
Fixed rate	$4	$5	$228	$115	$6	$1,139	$1,497	$1,521
Average interest rate							4.59%
Floating rate	$29	$3	$150	$100	$408	$—	$690	$690
Average interest rate							2.41%

Item 8.	Financial Statements and Supplementary Data.

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

During the year ended December 31, 2015, we engaged with an external service provider to simplify and standardize various accounting processes and focus on developing scalable, transactional accounting activities.  We transitioned some of our accounting and transactional processing activities to this external service provider.  Pursuant to our service agreements, certain of the controls previously established around these accounting functions will be maintained by our service provider while others will be retained by us. We added additional governance controls to monitor the outsourced work and maintain appropriate internal controls over financial reporting.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of the Corporation’s Independent Registered Public Accounting Firm are set forth in Item 8 of this Annual Report and are incorporated herein by reference.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and corporate governance will be included in an amendment to this 10-K filing. The amendment to this 10-K filing will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2015 and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information regarding directors and corporate governance will be included in an amendment to this 10-K filing. The amendment to this 10-K filing will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2015 and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding directors and corporate governance will be included in an amendment to this 10-K filing. The amendment to this 10-K filing will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2015 and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information regarding directors and corporate governance will be included in an amendment to this 10-K filing. The amendment to this 10-K filing will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2015 and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding directors and corporate governance will be included in an amendment to this 10-K filing. The amendment to this 10-K filing will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2015 and such information is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this Annual Report:
1-2.	The financial statements and financial statement schedule listed in the Index to Financial Statements and Schedule following the signature pages hereof.
3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of October 27, 2015, among the Company, Vistana Signature Experiences, Inc., Iris Merger Sub, Inc. and Interval Leisure Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (Commission File Number 001-07959) filed with the SEC on November 3, 2015 (the “November 3 Form 8-K/A”)).

2.2

Separation Agreement, dated as of October 27, 2015, among the Company, Vistana Signature Experiences, Inc. and Interval Leisure Group, Inc. (incorporated by reference to Exhibit 2.2 to the November 3 Form 8-K/A).

2.3

Agreement and Plan of Merger, dated as of November 15, 2015, among MarriottInternational, Inc., the Company, Solar Merger Sub 1, Inc., Solar Merger Sub 2, Inc., Mars Merger Sub, Inc. and Mars Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on November 16, 2015).

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

Exhibit Number	Description of Exhibit
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
10.63

Amendment, dated as of May 27, 2015, to the severance agreement between the Company and Thomas B. Mangas (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2015). *

10.64

Employment Agreement, dated June 17, 2015, between the Company and Adam M. Aron (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on June 23, 2015). *

Exhibit Number	Description of Exhibit
10.65

Letter Agreement, dated December 15, 2015, between the Company and Thomas B. Mangas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Commission File Number 001-07959) filed with the SEC on December 22, 2015 (the “December 22 Form 8-K/A”)). *

10.66	Letter Agreement, dated December 17, 2015, between the Company and Alan M. Schnaid (incorporated by reference to Exhibit 10.2 to the December 22 Form 8-K/A). *
10.67	Separation Agreement, dated December 15, 2015 between the Company and Adam M. Aron (incorporated by reference to Exhibit 10.3 to the December 22 Form 8-K/A). *
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. +
21.1	List of our Subsidiaries. +
23.1	Consent of Ernst & Young LLP. +
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer. +
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer. +
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer. +
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer. +
101

The following materials from Starwood Hotels & Resorts Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to the consolidated financial statements. +

+Filed herewith.

*Indicates management contract or compensatory plan or arrangement

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/ S / THOMAS B. MANGAS
Thomas B. Mangas
Chief Executive Officer and Director

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / THOMAS B. MANGAS	Chief Executive Officer and Director	February 25, 2016
Thomas B. Mangas

/ S / BRUCE W. DUNCAN	Chairman and Director	February 25, 2016
Bruce W. Duncan

/ S / ALAN M. SCHNAID	Senior Vice President and Chief	February 25, 2016
Alan M. Schnaid	Financial Officer (Principal Accounting Officer)
/ S / CHARLENE BARSHEFSKY	Director	February 25, 2016
Charlene Barshefsky

/ S / THOMAS E. CLARKE	Director	February 25, 2016
Thomas E. Clarke

/ S / CLAYTON C. DALEY, JR.	Director	February 25, 2016
Clayton C. Daley, Jr.

/ S / LIZANNE GALBREATH	Director	February 25, 2016
Lizanne Galbreath

/ S / ERIC HIPPEAU	Director	February 25, 2016
Eric Hippeau

/ S / AYLWIN B. LEWIS	Director	February 25, 2016
Aylwin B. Lewis

/ S / STEPHEN R. QUAZZO	Director	February 25, 2016
Stephen R. Quazzo

/ S / THOMAS O. RYDER	Director	February 25, 2016
Thomas O. Ryder

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

Management’s Report on Internal Control over Financial Reporting

Management of Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (“Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).

Our management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on assessment and those criteria, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited Starwood Hotels & Resorts Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Starwood Hotels & Resorts Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut
February 25, 2016

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,048	$935
Restricted cash	54	84
Accounts receivable, net of allowance for doubtful accounts of $78 and $63	690	661
Inventories	319	236
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $2 and $4	32	47
Deferred income taxes	—	199
Prepaid expenses and other	152	159
Total current assets	2,295	2,321
Investments	183	214
Plant, property and equipment, net	2,144	2,634
Goodwill and intangible assets, net	1,908	1,956
Deferred income taxes	747	596
Other assets	850	711
Securitized vacation ownership notes receivable, net	141	227
	$8,268	$8,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$33	$297
Accounts payable	98	101
Current maturities of long-term securitized vacation ownership debt	48	73
Accrued expenses	1,354	1,307
Accrued salaries, wages and benefits	400	416
Accrued taxes and other	303	256
Total current liabilities	2,236	2,450
Long-term debt	2,154	2,398
Long-term securitized vacation ownership debt	124	176
Deferred income taxes	34	38
Other liabilities	2,421	2,069
	6,969	7,131
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 168,754,605 and 172,694,299 shares at December 31, 2015 and 2014, respectively	2	2
Additional paid-in capital	115	47
Accumulated other comprehensive loss	(668)	(508)
Retained earnings	1,847	1,984
Total Starwood stockholders’ equity	1,296	1,525
Noncontrolling interest	3	3
Total equity	1,299	1,528
Total liabilities and equity	$8,268	$8,659

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Owned, leased and consolidated joint venture hotels	$1,293	$1,541	$1,612
Vacation ownership and residential sales and services	687	674	924
Management fees, franchise fees and other income	1,047	1,057	965
Other revenues from managed and franchised properties	2,736	2,711	2,614
	5,763	5,983	6,115
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,005	1,211	1,292
Vacation ownership and residential	514	497	632
Selling, general, administrative and other	388	402	384
Restructuring and other special charges (credits), net	100	(4)	1
Depreciation	251	254	239
Amortization	29	29	28
Other expenses from managed and franchised properties	2,736	2,711	2,614
	5,023	5,100	5,190
Operating income	740	883	925
Equity earnings and gains from unconsolidated ventures, net	41	27	26
Interest expense, net of interest income of $5, $3 and $3	(111)	(94)	(100)
Loss on early extinguishment of debt, net	—	(1)	—
Loss on asset dispositions and impairments, net	(1)	(33)	(23)
Income from continuing operations before taxes and noncontrolling interests	669	782	828
Income tax expense	(180)	(139)	(263)
Income from continuing operations	489	643	565
Discontinued operations:
Loss from operations, net of tax (benefit) expense of $0, $0 and $0	—	—	(1)
Gain (loss) on dispositions, net of tax benefit of $0, $(5) and $(69)	—	(10)	71
Net income attributable to Starwood	$489	$633	$635
Earnings (Losses) Per Share — Basic
Continuing operations	$2.90	$3.49	$2.96
Discontinued operations	—	(0.06)	0.37
Net income	$2.90	$3.43	$3.33
Earnings (Losses) Per Share — Diluted
Continuing operations	$2.88	$3.46	$2.92
Discontinued operations	—	(0.06)	0.36
Net income	$2.88	$3.40	$3.28
Weighted average number of shares	169	185	191
Weighted average number of shares assuming dilution	170	186	193
Dividends declared per share	$1.50	$4.00	$1.35

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$489	$633	$635
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(156)	(162)	(20)
Defined benefit pension and postretirement plans activity	(2)	(13)	22
Hedging activities	(2)	3	1
Total other comprehensive (loss) income, net of taxes	(160)	(172)	3
Total comprehensive income	329	461	638
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—
Foreign currency translation adjustments attributable to noncontrolling interests	—	(1)	—
Comprehensive income attributable to Starwood	$329	$460	$638

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Equity Attributable to Starwood Stockholders
				Accumulated		Equity
			Additional	Other		Attributable to
	Shares		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	(Loss) Income	Earnings	Interests	Total
	(in millions)
Balance at December 31, 2012	193	$2	$816	$(338)	$2,657	$5	$3,142
Net income	—	—	—	—	635	—	635
Stock option and restricted stock award transactions, net (1)	4	—	154	—	—	—	154
ESPP stock issuances	—	—	6	—	—	—	6
Share repurchases	(5)	—	(316)	—	—	—	(316)
Other comprehensive income	—	—	—	3	—	—	3
Dividends	—	—	—	—	(260)	—	(260)
Acquisition of non-controlling interest	—	—	1	—	—	(2)	(1)
Balance at December 31, 2013	192	2	661	(335)	3,032	3	3,363
Net income	—	—	—	—	633	—	633
Stock option and restricted stock award transactions, net (1)	1	—	79	—	—	—	79
ESPP stock issuances	—	—	7	—	—	—	7
Share repurchases	(20)	—	(700)	—	(936)	—	(1,636)
Other comprehensive (loss) income	—	—	—	(173)	—	1	(172)
Dividends	—	—	—	—	(745)	—	(745)
Acquisition of non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at December 31, 2014	173	2	47	(508)	1,984	3	1,528
Net income	—	—	—	—	489	—	489
Stock option and restricted stock award transactions, net (1)	—	—	68	—	—	—	68
ESPP stock issuances	—	—	7	—	—	—	7
Share repurchases	(4)	—	—	—	(371)	—	(371)
Other comprehensive loss	—	—	—	(160)	—	—	(160)
Dividends	—	—	—	—	(255)	—	(255)
Redemption of SLC Operating Limited Partnership Units	—	—	(4)	—	—	—	(4)
Other	—	—	(3)	—	—	—	(3)
Balance at December 31, 2015	169	$2	$115	$(668)	$1,847	$3	$1,299

(1)	Stock option and restricted stock award transactions are net of a tax benefit of $13 million, $9 million and $26 million in 2015, 2014, and 2013, respectively.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$489	$633	$635
Adjustments to net income:
Discontinued operations:
(Gain) loss on dispositions, net	—	10	(71)
Stock-based compensation expense	56	52	54
Excess stock-based compensation tax benefit	(13)	(9)	(26)
Depreciation and amortization	280	283	267
Amortization of deferred loan costs	4	4	5
(Gain) loss on debt extinguishment, net	—	1	(4)
Non-cash portion of restructuring and other special charges (credits), net	13	(1)	1
Non-cash foreign currency (gains) losses, net	(12)	(4)	14
Amortization of deferred gains	(91)	(86)	(91)
Provision for doubtful accounts	37	25	22
Distributions in (deficit) excess of equity earnings	(8)	6	—
Loss on asset dispositions and impairments, net	1	33	23
Non-cash portion of income tax expense (benefit)	19	(17)	65
Changes in working capital:
Restricted cash	30	(31)	46
Accounts receivable	(36)	(8)	(42)
Inventories	(69)	22	156
Prepaid expenses and other	2	(45)	(4)
Accounts payable and accrued expenses	102	233	10
Accrued income taxes	22	—	58
Securitized VOI notes receivable activity, net	68	97	144
VOI notes receivable activity, net	(102)	(108)	(157)
Other, net	98	(96)	46
Cash from operating activities	890	994	1,151
Investing Activities
Purchases of plant, property and equipment	(261)	(327)	(364)
Proceeds from asset sales, net	767	800	260
Issuance of notes receivable	(44)	(6)	—
Collection of notes receivable, net	9	5	3
Acquisitions, net of acquired cash	(66)	(45)	(67)
Purchases of investments	(2)	(1)	(1)
Proceeds from investments	45	6	4
Other, net	19	(11)	7
Cash from (used for) investing activities	467	421	(158)
Financing Activities
Revolving credit facility and short-term borrowings (repayments), net	(4)	—	—
Commercial paper, net	(226)	634	—
Long-term debt issued	10	656	—
Long-term debt repaid	(298)	(2)	(1)
Long-term securitized debt repaid	(77)	(106)	(178)
(Increase) decrease in restricted cash	—	94	(19)
Dividends paid	(259)	(735)	(256)
Proceeds from stock option exercises	13	27	88
Excess stock-based compensation tax benefit	13	9	26
Share repurchases	(371)	(1,636)	(316)
Other, net	(28)	(28)	(22)
Cash used for financing activities	(1,227)	(1,087)	(678)
Exchange rate effect on cash and cash equivalents	(17)	(9)	(4)
Increase (decrease) in cash and cash equivalents	113	319	311
Cash and cash equivalents — beginning of period	935	616	305
Cash and cash equivalents — end of period	$1,048	$935	$616
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$111	$74	$68
Income taxes, net of refunds	$119	$141	$130
Non-cash capital lease obligation	$—	$153	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries (we, us, the Company, or Starwood). We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,297 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upper upscale. The principal operations of Starwood Vacation Ownership, Inc. (SVO) include the development and operation of vacation ownership resorts and marketing, selling and financing of vacation ownership interests (VOIs) in the resorts.

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

Inventories.     Inventories are comprised principally of VOIs of $303 million and $213 million as of December 31, 2015 and 2014, respectively, and hotel inventory. VOI inventory, which has an operating cycle that generally exceeds 12 months, is classified as a current asset consistent with recognized industry practice. VOI inventory is carried at the lower of cost or net realizable value and includes capitalized interest. Capitalized interest incurred in 2015, 2014 and 2013 was approximately $5 million, $1 million and $1 million, respectively. Hotel inventory includes operating supplies and food and beverage inventory items which are generally valued at the lower of FIFO cost (first-in, first-out) or market.

Loan Loss Reserves.     For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore assess uncollectibility based on pools of receivables. In estimating loan loss reserves, we use a technique referred to as static pool analysis, which tracks defaults for each year’s mortgage originations over the life of the respective notes and projects an estimated default rate. As of December 31, 2015 and 2014, the average estimated default rate of our pools of receivables was 9.1% and 9.2%, respectively.

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

Assets Held for Sale.     We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exists. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value, which includes allocable segment goodwill, or its estimated fair value, less estimated costs to sell, and we stop recording depreciation expense. Any gain realized in connection with the sale of a property for which we have significant continuing involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement (see Note 10). Prior to our adoption of Accounting Standard Update (ASU) No. 2014-08, “Presentation of Financial Statements” on July 1, 2014, the operations of the properties sold or held for sale prior to the sale date were recorded in discontinued operations unless we had significant continuing involvement (such as through a management or franchise agreement) after the sale. After our adoption of ASU No. 2014-08, the operations of properties sold or held for sale prior to the sale date are recorded in discontinued operations only if the disposal represents a strategic shift that will have a major effect on our operations and financial results.

Plant, Property and Equipment.     Plant, property and equipment are recorded at cost. We recorded capitalized interest of $2 million, $4 million and $6 million incurred in 2015, 2014 and 2013, respectively. The costs of improvements that extend the life of plant, property and equipment, such as structural improvements, equipment and fixtures, are capitalized. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 20 years for information technology software and equipment; and the lesser of the lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are retired or sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by us relating to the assets sold are insignificant.

We evaluate the carrying value of our assets for impairment in accordance with ASC Topic 360, Property Plant, and Equipment. When a trigger event occurs for assets in use, we compare the expected undiscounted future cash flows of the assets to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, we charge the excess of the net book value over the estimated fair value to current earnings. Fair value is based upon the discounted cash flows of the assets at rates deemed reasonable for the type of asset and prevailing market conditions, comparative sales for similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers (see Note 4).

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Frequent Guest Program.     Starwood Preferred Guest ® (SPG) is our frequent guest incentive marketing program. SPG members earn points based on spending at our owned, managed and franchised hotels, as incentives to first-time buyers of VOIs and residences, and through participation in affiliated partners’ programs such as co-branded credit cards and airline travel. Points may be redeemed at substantially all of our owned, leased, managed and franchised hotels as well as through other redemption opportunities with third parties, such as conversion to airline miles.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability, as of December 31, 2015 and 2014, was $1,219 million and $1,115 million, respectively, of which $491 million and $453 million, respectively, was included in accrued expenses. A 10% decrease to the breakage estimate used in determining the future redemption obligation at December 31, 2015 would have increased the liability by approximately $41 million.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Foreign Currency Translation.     Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Translation adjustments from foreign currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a net gain of $12 million in 2015, a net gain of $4 million in 2014 and a net loss of $14 million in 2013.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

•

Management Fees and Franchise Fees — Represents fees earned on hotels and resorts managed worldwide, usually under long-term contracts, franchise fees received in connection with the franchise of our Luxury Collection, Tribute Portfolio, Westin, Le Méridien, Sheraton, Four Points by Sheraton, Aloft and Element brand names, termination fees and the amortization of deferred gains related to sold properties for which we have significant continuing involvement. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Costs Incurred to Sell VOIs.     We capitalize direct costs attributable to the sale of VOIs until the sales are recognized. Selling costs capitalized under this methodology were approximately $8 million and $5 million as of December 31, 2015 and 2014, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of ASC Topic 978, Real Estate – Time Sharing Activities. If a contract is cancelled, we charge the unrecoverable direct selling costs to expense and record forfeited deposits as income.

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

Advertising Costs.     We enter into multi-media advertising campaigns, including television, radio, internet, print advertisements and other promotional activities. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place. If it becomes apparent that the media campaign will not take place, then all costs are expensed at that time. During the years ended December 31, 2015, 2014 and 2013, we incurred approximately $162 million, $157 million and $154 million of advertising expense and other promotional activities, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

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

Impact of Recently Issued Accounting Standards.

Future Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-05, “Intangibles- Goodwill and Other- Internal – Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this topic are intended to provide guidance about whether a cloud computing arrangement includes a software license. This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We adopted this ASU prospectively on January 1, 2016. We do not believe the adoption of this update will have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest- Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.” The amendments in this topic are intended to simplify the presentation of debt issuance costs and are effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We adopted this ASU on January 1, 2016. We do not believe the adoption of this update will have a material impact on our financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis.” The amendments in this update are intended to improve and simplify targeted areas of the consolidation guidance and are effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We adopted this ASU on January 1, 2016. We do not believe the adoption of this update will have a material impact on our financial statements.

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

Adopted Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.” This update eliminates the existing requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and requires all deferred tax assets and liabilities be classified as noncurrent. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We adopted this ASU on a prospective basis on December 31, 2015. No prior periods were retrospectively adjusted. The adoption of this guidance had no impact on the Company’s consolidated net income or comprehensive income. The adoption of this update simplified the presentation of deferred income taxes in our financial statements.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.    Earnings per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to Starwood’s common stockholders (in millions, except per share data):

	Year Ended December 31,
	2015			2014			2013
	Earnings	Shares	Per Share	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic earnings from continuing operations attributable to Starwood’s common stockholders	$489	169	$2.90	$643	185	$3.49	$565	191	$2.96
Effect of dilutive securities:
Employee options and restricted stock awards	—	1		—	1		—	2
Diluted earnings from continuing operations attributable to Starwood’s common stockholders	$489	170	$2.88	643	186	$3.46	$565	193	$2.92

Approximately 0.8 million shares, 0.5 million shares and 0.3 million shares were excluded from the computation of diluted shares in 2015, 2014 and 2013, respectively, as their impact would have been anti-dilutive.

Note 4.    Asset Dispositions and Impairments

During the year ended December 31, 2015, we sold four wholly-owned hotels for cash proceeds net of closing costs of approximately $767 million. Three of these hotels were sold subject to long-term management agreements. The sale of these hotels resulted in pre-tax gains of approximately $368 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of each management agreement. The other hotel was sold subject to a long-term franchise agreement and resulted in a pre-tax gain of approximately $4 million, which we recorded in the gain (loss) on asset dispositions and impairments, net line item.

Additionally, during the year ended December 31, 2015, we recorded a $15 million charge to the gain (loss) on asset dispositions and impairments, net line item related to an obligation associated with a previous disposition and recorded a loss of $9 million primarily related to asset dispositions and impairments associated with certain hotel renovations. These losses were partially offset by a $36 million gain related to property insurance settlement proceeds for a hotel damaged by a hurricane and a $20 million gain related to the sale of a minority partnership interest in a hotel.

Subsequent to the year ended December 31, 2015, in February 2016, we sold one hotel for cash proceeds net of closing costs of approximately $79 million subject to a long-term management agreement.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Additionally, during the year ended December 31, 2013, we recorded a pre-tax loss of $11 million related to asset disposals in connection with various hotel renovations, which was partially offset by insurance proceeds of $5 million and a pre-tax gain of $4 million on the sale of a non-core asset for cash proceeds net of closing costs of $12 million.During the years ended December 31, 2015, 2014 and 2013, we reviewed the recoverability of the carrying values of our owned hotels and determined that certain hotels or hotel assets were impaired. The fair values of the hotels were estimated primarily from the income approach via the use of discounted cash flows models and the market approach. Impairment charges totaling $35 million, $13 million and $19 million, relating to two, one and two hotels, were recorded in the gain (loss) on asset dispositions and impairments, net line item in the years ended December 31, 2015, 2014 and 2013, respectively, and to the following segment asset groups (in millions):

	Year Ended December 31,
	2015	2014	2013
Americas	$32	$13	$17
EAME	3	—	2
Total	$35	$13	$19

Note 5.    Plant, Property and Equipment

Plant, property and equipment consisted of the following (in millions):

	December 31,
	2015	2014
Land and improvements	$178	$292
Buildings and improvements	2,198	2,661
Furniture, fixtures and equipment	1,758	1,849
Construction work in process	100	80
	4,234	4,882
Less accumulated depreciation and amortization	(2,090)	(2,248)
	$2,144	$2,634

The above balances include unamortized capitalized software costs of $251 million and $206 million at December 31, 2015 and 2014, respectively. Amortization of capitalized software costs was $66 million, $40 million and $35 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The net book value of capital lease assets as of December 31, 2015 and 2014 was $128 million and $128 million, respectively, which was net of accumulated depreciation of $13 million and $6 million, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows (in millions):

	Americas Segment	EAME Segment	Asia Pacific Segment	Vacation Ownership and Residential Segment	Total
Balance at January 1, 2014	$705	$269	$282	$151	$1,407
Currency translation adjustment	(1)	(15)	—	—	$(16)
Asset dispositions	(21)	(12)	(36)	—	$(69)
Balance at December 31, 2014	$683	$242	$246	$151	$1,322
Balance at January 1, 2015	$683	$242	$246	$151	$1,322
Currency translation adjustment	(1)	(11)	(1)	—	(13)
Asset dispositions	(31)	(32)	—	—	$(63)
Balance at December 31, 2015	$651	$199	$245	$151	$1,246

At October 31, 2015, the date of our annual impairment valuation, we quantitatively evaluated the goodwill of each of our reporting units and determined that, for each reporting unit, the fair value significantly exceeded the book value. We used a market approach to determine the fair value of the reporting units. We utilized earnings multiples from various independent, third-party investment firms and applied those earnings multiples to the respective earnings streams generated by each of our reporting units to determine the fair value for each of the segments.

In 2014, we evaluated the goodwill of each of our reporting units using the same earnings multiples approach described previously and determined that, for each reporting unit, the fair value significantly exceeded the book value.

Intangible assets consisted of the following (in millions):

	December 31,
	2015	2014
Trademarks and trade names	$306	$310
Management and franchise agreements	573	519
Other	15	17
	894	846
Accumulated amortization	(232)	(212)
	$662	$634

The intangible assets related to management and franchise agreements have finite lives, and accordingly, we recorded amortization expense of $29 million, $29 million, and $28 million, respectively, during the years ended December 31, 2015, 2014 and 2013. The other intangible assets noted above have indefinite lives.

Amortization expense relating to intangible assets with finite lives for each of the years ended December 31 is expected to be as follows (in millions):

2016	$28
2017	27
2018	25
2019	24
2020	21

During the fourth quarters of the years ended December 31, 2015, 2014 and 2013, respectively, we performed our annual quantitative and qualitative impairment valuations of our indefinite lived intangibles. Our finite lived intangibles are tested for impairment at least annually or whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. During the years ended December 31, 2015, 2014 and 2013, we recorded no significant impairment charges related to indefinite or finite lived intangible assets.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.    Other Assets

Other assets included the following (in millions):

	December 31,
	2015	2014
VOI notes receivable, net of allowance of $70 and $61	$402	$295
Prepaid expenses	277	223
Deposits and other	171	193
Total	$850	$711

The increase in VOI notes receivable was primarily due to financed VOI sales throughout the year ended December 31, 2015, as we did not complete a securitization in 2015. See Note 9 for discussion relating to VOI notes receivable.

Note 8.    Transfers of Financial Assets

We have variable interests in the entities associated with our three outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (VIEs). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable that are in default at their outstanding principal amounts. Such activity totaled $10 million and $16 million during 2015 and 2014, respectively. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interest in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 14). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $29 million, $38 million, and $51 million during 2015, 2014, and 2013, respectively, and is classified in cash and cash equivalents.

During the year ended December 31, 2015, we terminated the securitization originally completed in 2009 (the 2009 Securitization), including pay down of all principal and interest due. The termination required a $3 million pay down of debt and resulted in a release of $35 million of previously securitized vacation ownership notes receivable, net to unsecuritized notes receivable.

See Note 9 for disclosures and amounts related to the securitized vacation ownership notes receivable consolidated on our balance sheets as of December 31, 2015 and 2014.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.    Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consist of the following (in millions):

	December 31,
	2015	2014
Vacation ownership loans – securitized	$173	$274
Vacation ownership loans – unsecuritized	443	331
	616	605
Less: current portion
Vacation ownership loans – securitized	(32)	(47)
Vacation ownership loans – unsecuritized	(41)	(36)
	$543	$522

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

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Vacation ownership loans – securitized	$31	$45	$63
Vacation ownership loans – unsecuritized	51	38	21
	$82	$83	$84

The following tables present future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2016	$35	$48	$83
2017	34	47	81
2018	30	47	77
2019	27	48	75
2020	24	50	74
Thereafter	38	280	318
Balance at December 31, 2015	$188	$520	$708
Weighted average interest rates at December 31, 2015	13.20%	12.92%	12.98%
Range of interest rates	6.0 to 17.0%	5.0 to 17.0%	5.0 to 17.0%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of December 31, 2015 and 2014, the average estimated default rate for our pools of receivables was 9.1% and 9.2%, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The activity and balances for our loan loss reserve were as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2012	$73	$48	$121
Provisions for loan losses	(10)	21	11
Write-offs	—	(29)	(29)
Other	(20)	20	—
Balance at December 31, 2013	43	60	103
Provisions for loan losses	(2)	24	22
Write-offs	—	(29)	(29)
Other	(13)	13	—
Balance at December 31, 2014	28	68	96
Provisions for loan losses	(2)	25	23
Write-offs	—	(27)	(27)
Other	(11)	11	—
Balance at December 31, 2015	$15	$77	$92

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

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of December 31, 2015
	700+	600-699	<600	No Score	Total
Sheraton	$165	$145	$14	$60	$384
Westin	185	89	5	32	311
Other	7	2	—	4	13
	$357	$236	$19	$96	$708

	As of December 31, 2014
	700+	600-699	<600	No Score	Total
Sheraton	$157	$134	$15	$62	$368
Westin	186	88	6	36	316
Other	9	2	—	6	17
	$352	$224	$21	$104	$701

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $5 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $46 million and $42 million as of December 31, 2015 and 2014, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of December 31, 2015	$708	$662	$12	$7	$27	$46
As of December 31, 2014	$701	$659	$9	$4	$29	$42

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.    Deferred Gains

We defer gains realized in connection with the sale of a property for which we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 4). As of December 31, 2015 and 2014, we had total deferred gains of $1,412 million and $1,168 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $91 million, $86 million and $91 million in 2015, 2014 and 2013, respectively.

Note 11.    Restructuring and Other Special Charges (Credits), Net

Restructuring and other special charges (credits), net were $100 million, $(4) million and $1 million for the years ended December 31, 2015, 2014 and 2013, respectively. These net charges (credits) are not recorded in our reportable segment earnings.

During the year ended December 31, 2015, we recorded $20 million in net restructuring charges and $80 million of other special charges. The restructuring charges are primarily related to costs associated with our previously announced cost savings initiatives, partially offset by the reversal of an $8 million reserve as a result of the favorable resolution of a funding commitment associated with a vacation ownership project. Other special charges primarily consist of $36 million of costs associated with professional fees for the planned separation, distribution and subsequent merger of our vacation ownership business (see Note 27), $20 million of costs primarily associated with professional fees related to our strategic alternatives review which culminated in the proposed transaction with Marriott International, Inc. (Marriott) (see Note 28), $11 million of charges associated with the departures of our prior President and Chief Executive Officer and our interim Chief Executive Officer, a $6 million charge for technology related costs and expenses that we no longer deem recoverable and the establishment of $6 million of reserves related to potential liabilities assumed in connection with the Le Méridien acquisition (see Note 24).

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

As of December 31, 2015, we had remaining restructuring accruals of $10 million, of which $5 million is recorded in accrued expenses and the remainder is recorded in other liabilities. As of December 31, 2014, we had remaining restructuring accruals of $15 million, which were primarily recorded in other liabilities. The following table summarizes activity in the restructuring related accruals during the year ended December 31, 2015 (in millions):

	December 31,	Expenses/	Payments	Non-Cash	December 31,
	2014	Reversals		Other	2015
Severance costs related to cost savings initiatives	$—	$16	$(14)	$—	$2
Impairments	—	6	—	(6)	—
Vacation ownership exit cost from ceased projects	14	(8)	(1)	(1)	4
Other	1	6	(3)	—	4
Total	$15	$20	$(18)	$(7)	$10

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12.    Income Taxes

Income tax data from our continuing operations is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Pretax income
U.S.	$269	$382	$462
Foreign	400	400	366
	$669	$782	$828
Provision (benefit) for income tax
Current:
U.S. federal	$70	$53	$77
State and local	—	10	3
Foreign	91	93	118
	161	156	198
Deferred:
U.S. federal	12	36	69
State and local	2	19	13
Foreign	5	(72)	(17)
	19	(17)	65
	$180	$139	$263

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows (in millions):

	December 31,
	2015	2014
Current deferred tax assets	$—	$199
Long-term deferred tax assets (2)	747	596
Current deferred tax liabilities (1)	—	(12)
Long-term deferred tax liabilities (2)	(34)	(38)
Deferred income taxes	$713	$745

(1)	Included in the accrued taxes and other line item in the consolidated balance sheets.
(2)

As of December 31, 2015, our balance sheet includes the effects of the adoption of ASU No. 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes,” requiring all deferred tax assets and liabilities be classified as non-current. We adopted this ASU on a prospective basis on December 31, 2015.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The tax effect of the temporary differences and carryforward items that give rise to deferred tax assets (liabilities) were as follows (in millions):

	December 31,
	2015	2014
Plant, property and equipment	$(83)	$(52)
Intangibles	(41)	(51)
Inventories	51	61
Deferred gains	469	396
Investments	61	141
Receivables (net of reserves)	(32)	(30)
Accrued expenses and other reserves	139	117
Employee benefits	76	67
Net operating loss, capital loss and tax credit carryforwards	208	269
Other	103	107
	951	1,025
Less valuation allowance	(238)	(280)
Deferred income taxes	$713	$745

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

At December 31, 2015, we had gross federal net operating loss carryforwards of $6 million which are subject to certain limitations and have varying expiration dates extending through 2030, the earliest of which will begin to expire in 2026. It is more likely than not that substantially all of these attributes will be realized prior to expiration.

At December 31, 2015, we had gross state net operating loss carryforwards of approximately $1.2 billion, which have varying expiration dates extending through 2035, the earliest of which will begin to expire in 2016. We also had state tax credit carryforwards of $22 million of which $4 million are indefinite and $18 million will fully expire by 2026. We have established a valuation allowance against a portion of these attributes as it is more likely than not that they will not be fully realized due to a lack of sustainable earnings in separate state filings.

At December 31, 2015, we had foreign net operating losses, capital losses and other attributes, which are indefinite or have varying expiration dates extending through 2026, of approximately $393 million, $14 million and $8 million, respectively. These carryforwards primarily relate to certain operations in Latin America and Europe and we have established a valuation allowance against the majority of these attributes as it is more likely than not that these attributes will not be realized prior to expiration.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of our tax provision at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Tax provision at U.S. statutory rate	$234	$274	$290
U.S. state and local income taxes	8	17	19
Net U.S. tax on foreign earnings	—	—	5
Foreign tax rate differential	(84)	(90)	(81)
Foreign withholding tax (net of foreign tax credits)	8	16	17
Change in permanent reinvestment assertion on certain foreign earnings	(10)	(25)	—
Change in tax law	7	2	(31)
Change in asset basis	—	—	(2)
Change in uncertain tax positions	35	49	20
Tax settlements	—	(51)	—
Tax/(benefits) on asset dispositions	—	(44)	(7)
Change in valuation allowances	(31)	(9)	48
Other	13	—	(15)
Provision for income tax	$180	$139	$263

The foreign tax rate differential includes the impact of U.S. and foreign statutory rate differences as well as tax incentives and tax-exempt income from operations in certain foreign jurisdictions. Tax rate incentives in Singapore and tax-exempt income earned from certain of our operations in Luxembourg accounted for $70 million, $81 million and $74 million of the 2015, 2014 and 2013 foreign tax rate differential benefit, respectively, presented in the table above. Pre-tax income in Singapore and Luxembourg accounted for $239 million, $269 million and $244 million of 2015, 2014 and 2013 pre-tax income, respectively. We view the tax rate incentives and tax-exempt income to be equivalent to a reduction of the statutory tax rates in these jurisdictions, and therefore, have included the impact of these items in the foreign tax rate differential line above.

During the year ended December 31, 2014, we entered into a plan to undertake certain internal legal entity restructurings to better align our operations with our global footprint. As a result, we had a change in the indefinite reinvestment assertion regarding undistributed foreign earnings and profits at certain foreign subsidiaries and we recognized a $25 million tax benefit, including the impacts of foreign tax credits. During the year ended December 31, 2015, we recorded a true-up of a $6 million tax expense.

In addition, during the fourth quarter of the year ended December 31, 2015, we received all necessary internal and external approvals to execute a taxable deemed liquidation of one of our controlled foreign corporations for U.S. federal income tax purposes. Due to the change in judgment regarding the indefinite reinvestment assertion for the excess of tax over book basis difference in this investment, we recognized a $14 million tax benefit partially offset by a $7 million valuation allowance against the portion of the capital loss that is more likely than not unrealizable in the carryover period due to insufficient income of the appropriate character.

No U.S. income taxes have been provided on filing basis undistributed foreign earnings and profits of $3.6 billion as of December 31, 2015. We consider these earnings to be indefinitely reinvested and plan to use the earnings to fund overseas operations and working capital needs as well as facilitate overseas growth including, but not limited to, investments in new hotel contracts, capital expenditures at owned hotels, and acquisitions intended to further our global growth strategy. At each reporting period, we assess our position with regard to undistributed foreign earnings of our subsidiaries. To the extent that earnings can no longer be indefinitely reinvested, we will accrue the tax impact, if any, attributable to those earnings, including the impact of foreign tax credits, at such time. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable. The flexibility inherent in the U.S. Internal Revenue Code may also permit the ultimate distribution to be tax-free depending on the nature of the distribution.

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

During the year ended December 31, 2015, we reduced the net valuation allowance by $31 million through continuing operations. The reduction is primarily related to the write off certain tax attributes in Mexico, as a result of internal legal entity restructurings, and due to the U.S. Virgin Islands, as a result of an uncertain tax position. These tax attributes were fully reserved with a valuation allowance prior to the write off.

During the year ended December 31, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law which extended certain business tax provisions, including IRC section 954(c)(6) dealing with the application of Subpart F to certain inter-company payments among controlled foreign corporations. The expiration of section 954(c)(6), which was extended through December 31, 2020, and the other expired provisions could have a material impact on our consolidated results of operations subsequent to 2020.

During the years ended December 31, 2014 and 2013, we recorded tax benefits of $5 million and $69 million, respectively, in discontinued operations. The 2013 tax benefit of $69 million was the result of the reversal of state income tax and interest reserves associated with an uncertain tax position, which was related to a previous disposition (see Note 16). The applicable statute of limitation for this tax position lapsed during 2013.

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

As of December 31, 2015, we had approximately $326 million of total unrecognized tax benefits, of which $106 million would affect our effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Beginning of year	$240	$261	$258
Additions based on tax positions related to the current year	69	37	21
Additions for tax positions of prior years	32	26	40
Settlements with tax authorities	(1)	(81)	—
Reductions for tax positions in prior years	(14)	(3)	(19)
Reductions due to the lapse of applicable statutes of limitations	—	—	(39)
End of year	$326	$240	$261

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

Unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. It is reasonably possible that approximately $12 million of our unrecognized tax benefits as of December 31, 2015 will reverse within the next twelve months, the majority of which will impact the effective tax rate.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. We had $19 million and $16 million accrued for the payment of interest as of December 31, 2015 and December 31, 2014, respectively. We had $3 million and $7 million accrued for the payment of penalties as of December 31, 2015 and December 31, 2014, respectively. We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of December 31, 2015, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 and to examination by any U.S. state taxing authority prior to 2006. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2009.

We are under regular audit by the Internal Revenue Service (IRS). We have received certain Notices of Proposed Adjustment from the IRS for years 2007 through 2009; however, we disagree with the IRS on certain of these adjustments and have filed a formal appeals protest to dispute them. We intend to vigorously contest these adjustments, including pursuing litigation, if necessary. If upheld or settled, these unagreed adjustments could result in a significant cash tax and interest payment. More than half of this amount would not affect the effective tax rate due to the timing nature of certain issues.

Note 13.    Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Senior Credit Facility:
Revolving Credit Facility, maturing 2020	$—	$5
Senior Notes, interest at 7.375%, matured 2015	—	294
Senior Notes, interest at 6.75%, maturing 2018	372	372
Senior Notes, interest at 7.15%, maturing 2019	210	209
Senior Notes, interest at 3.125%, maturing 2023	349	349
Senior Notes, interest at 3.75%, maturing 2025	347	346
Senior Notes, interest at 4.50%, maturing 2034	292	291
Capital lease obligations	169	156
Commercial paper, weighted average interest at 0.509% at December 31, 2015	408	634
Mortgages and other, interest rates ranging from non-interest bearing to 3.65%, various maturities	40	39
	2,187	2,695
Less current maturities	(33)	(297)
Long-term debt	$2,154	$2,398

Aggregate debt maturities for each of the years ending December 31 are as follows (in millions):

2016	$33
2017	8
2018	378
2019	215
2020	414
Thereafter	1,139
$2,187

We maintain lines of credit under which bank loans and other short-term debt can be drawn on. In addition, smaller credit lines are maintained by our foreign subsidiaries. We had approximately $1.34 billion of available borrowing capacity under our domestic and foreign lines of credit as of December 31, 2015. The short-term borrowings under these lines of credit at December 31, 2015 and 2014 were de minimis. During 2014, we entered into the Fourth Amendment to our $1.75 billion Revolving Credit facility (the Facility). The amendment extended the maturity of the Facility by two years to February 2020. The Facility, when drawn upon, has an applicable margin, inclusive of a commitment fee, of 1.20%, plus the applicable currency LIBOR rate. We paid fees of approximately $2 million in connection with this amendment and capitalized these costs as deferred financing costs. Additionally, in connection with this amendment, we recorded a net charge of approximately $1 million in the loss on early extinguishment of debt, net line item to write-off certain existing deferred financing costs.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2015, our 7.375% Senior Notes, which had a principal amount of approximately $294 million, matured. We paid approximately $305 million to settle all outstanding principal and interest due.

During the year ended December 31, 2014, we entered into a master lease arrangement to lease the entire buildings and land where we are headquartered in Stamford, Connecticut. The term of the lease is 20 years, with two five-year extensions at our option. We have fixed annual payments of approximately $10 million, which escalate at 3% per year. As a result of this transaction, as of December 31, 2014, we recorded a capital lease obligation of approximately $153 million.

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

Also, during the year ended December 31, 2014, we completed a public offering of $350 million in aggregate principal amount of Senior Notes due 2025 (the 2025 Notes) and $300 million in aggregate principal amount of Senior Notes due 2034 (the 2034 Notes). The 2025 Notes and 2034 Notes are direct, unsecured obligations and rank equally with all of our existing and future unsecured and unsubordinated obligations. The 2025 Notes bear interest at a fixed rate of 3.75% per annum and mature on March 15, 2025. The 2034 Notes bear interest at a fixed rate of 4.50% per annum and mature on October 1, 2034. We pay interest on the 2025 Notes on March 15 and September 15 each year until maturity. We pay interest on the 2034 Notes on April 1 and October 1 each year until maturity. We used the net proceeds for general corporate purposes, which included the repayment of Commercial Paper, repurchases of our common stock and the payment of previously announced regular and special dividends to our stockholders.

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

We are subject to certain restrictive debt covenants under our short-term borrowing and long-term debt obligations including a financial maintenance covenant, limitations on incurring additional debt, restrictions on liens, limitations on ability to pay dividends, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. We were in compliance with all of the short-term and long-term debt covenants at December 31, 2015.

During the year ended December 31, 2014, we entered into one interest rate swaps with a total notional amount of $50 million. Under this swap, we pay floating and receive a fixed interest rate (see Note 21).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14.    Securitized Vacation Ownership Debt

As discussed in Note 8, our VIEs associated with the securitization of our VOI notes receivable are consolidated in our financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	December 31,
	2015	2014
2009 securitization, terminated 2015 (1)	$—	$13
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	48	72
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	61	81
2013 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	63	83
	172	249
Less current maturities	(48)	(73)
Long-term securitized debt	$124	$176

(1)	During the year ended December 31, 2015, we terminated the 2009 Securitization, including pay down of all principal and interest due (see Note 8).

During the years ended December 31, 2015, 2014 and 2013, interest expense associated with securitized vacation ownership debt was $7 million, $11 million and $17 million, respectively.

Note 15.    Other Liabilities

Other liabilities consisted of the following (in millions):

	December 31,
	2015	2014
Deferred gains on asset sales	$1,329	$1,079
SPG point liability (a)	830	721
Deferred revenue	46	52
Benefit plan liabilities	45	53
Deferred rent	27	30
Insurance reserves	47	44
Other	97	90
	$2,421	$2,069

(a)	Includes the actuarially determined liability and certain deferred revenues related to the SPG program.

We defer gains realized in connection with the sale of a property for which we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 10).

Note 16.    Discontinued Operations

Summary financial information for discontinued operations is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Income Statement Data
Loss from operations, net of tax	$—	$—	$(1)
Gain (loss) on dispositions, net of tax	$—	$(10)	$71

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

Note 17.    Employee Benefit Plans

During the year ended December 31, 2015, we recorded net actuarial losses of $5 million (net of tax) related to various employee benefit plans primarily due to changes in the assumed discount rates. These losses were recorded in other comprehensive income. The amortization of net actuarial losses, a component of other comprehensive income, for the year ended December 31, 2015 was a credit of $3 million (net of tax). The actuarial loss included in accumulated other comprehensive (loss) income that is expected to be recognized in net periodic pension cost during the year ended December 31, 2016 is $2 million ($2 million, net of tax).

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

The following table sets forth the benefit obligation, fair value of plan assets, the funded status and the accumulated benefit obligation of our defined benefit pension and postretirement benefit plans at December 31 (in millions):

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$24	$21	$242	$216	$18	$18
Service cost	—	—	—	—	—	—
Interest cost	—	1	9	10	1	—
Actuarial loss (gain)	(1)	3	(8)	29	(2)	2
Effect of foreign exchange rates	—	—	(6)	(6)	—	—
Plan participant contributions	—	—	—	—	—	—
Benefits paid	(1)	(1)	(8)	(7)	(2)	(2)
Other	—	—	(2)	—	—	—
Benefit obligation at end of year	$22	$24	$227	$242	$15	$18

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$268	$235	$—	$—
Actual return on plan assets, net of expenses	—	—	(1)	32	—	—
Employer contribution	1	1	8	15	2	2
Plan participant contributions	—	—	—	—	—	—
Effect of foreign exchange rates	—	—	(7)	(7)	—	—
Benefits paid	(1)	(1)	(8)	(7)	(2)	(2)
Other	—	—	(2)	—	—	—
Fair value of plan assets at end of year	$—	$—	$258	$268	$—	$—
Overfunded (underfunded) funded status	$(22)	$(24)	$31	$26	$(15)	$(18)
Accumulated benefit obligation	$22	$24	$227	$242	n/a	n/a
Plans with Accumulated Benefit Obligations in excess of Plan Assets
Projected benefit obligation	$22	$24	$153	$159	n/a	n/a
Accumulated benefit obligation	$22	$24	$153	$159	n/a	n/a
Fair value of plan assets	$—	$—	$145	$146	n/a	n/a

The net underfunded status of the plans at December 31, 2015 was $6 million, of which $43 million is recorded in other liabilities, $3 million is recorded in accrued expenses and $40 million is recorded in other assets in the accompanying balance sheet.

All domestic pension plans are frozen plans, whereby employees do not accrue additional benefits. Therefore, at December 31, 2015 and 2014, the projected benefit obligation is equal to the accumulated benefit obligation.

The following table presents the components of net periodic benefit cost for the years ended December 31 (in millions):

	Domestic Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	—	1	1	9	10	8	1	—	1
Expected return on plan assets	—	—	—	(13)	(13)	(12)	—	—	—
Amortization of net actuarial loss	—	—	—	2	1	3	—	—	—
Other	—	—	—	—	—	—	—	—	—
Net periodic benefit (income) cost	$—	$1	$1	$(2)	$(2)	$(1)	$1	$—	$1

The weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Domestic Pension Benefits		Foreign Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.00%	3.50%	4.06%	3.80%	4.00%	3.75%
Rate of compensation increase	n/a	n/a	3.01%	3.02%	n/a	n/a

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

For measurement purposes at December 31, 2015, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016, gradually decreasing to 5% in 2020. A one-percentage point change in assumed health care cost trend rates would have less than a $1 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost. The majority of participants in the Foreign Pension Plans are employees of managed hotels, for which we are reimbursed for costs related to their benefits. The impact of these reimbursements is not reflected above. The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Domestic Pension Benefits			Foreign Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.50%	4.26%	3.50%	3.80%	4.63%	4.01%	3.75%	4.25%	3.50%
Rate of compensation increase	n/a	n/a	n/a	3.02%	3.03%	3.03%	n/a	n/a	n/a
Expected return on plan assets	n/a	n/a	n/a	5.03%	5.51%	5.81%	n/a	n/a	n/a

Our investment objectives are to minimize the volatility of the value of the assets and to ensure the assets are sufficient to pay plan benefits. The target asset allocation is 28% debt securities, 28% equity securities and 44% other.

A number of factors were considered in the determination of the expected return on plan assets. These factors included current and expected allocation of plan assets, the investment strategy, historical rates of return and our expectations, as well as investment expert expectations, for investment performance over approximately a ten-year period.

The following table presents our fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2015 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds	$72	$—	$—	$72
Collective Trusts	—	1	100	101
Equity Index Funds	71	—	—	71
Money Markets	1	11	—	12
Bond Index Funds	—	2	—	2
Total	$144	$14	$100	$258

The following table presents our fair value hierarchy of the plan assets measured at fair value on a recurring basis as of December 31, 2014 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds	$72	$—	$—	$72
Collective Trusts	—	9	—	9
Equity Index Funds	79	—	—	79
Money Markets	2	—	—	2
Bond Index Funds	—	106	—	106
Total	$153	$115	$—	$268

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The collective trusts assets include our investment in insurance contracts. The value of the insurance contracts used significant unobservable inputs including plan specific data, in addition to other inputs which include bond interest rates. Therefore, we have classified the contracts as Level 3 investments. Fair value estimates are provided by external parties and are subsequently reviewed and approved by management.

All other assets are valued using quoted market prices in active markets or other observable inputs.

The following table represents our expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Domestic Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
2016	$2	$16	$1
2017	2	9	1
2018	2	10	1
2019	2	10	1
2020	2	11	1
2021-2025	7	56	5

We expect to contribute $12 million to the plans during 2016. A significant portion of the contributions relate to the Foreign Pension Plans, for which we are reimbursed by our managed hotels.

Defined Contribution Plans.     We sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a “401(k)” plan. The plan allows participation by employees on U.S. payroll who are at least age 21. Each participant may contribute on a pretax basis between 1% and 50% of his or her eligible compensation to the plan subject to certain maximum limits. Eligible employees are automatically enrolled after 90 days (unless they opt out). A company-paid matching contribution is provided to participants who have completed at least one year of service. The amount of expense for matching contributions totaled $16 million in each of 2015, 2014, and 2013. The plan includes our publicly traded common stock as an investment choice. The balances held in Starwood’s stock were $72 million and $82 million at December 31, 2015 and 2014, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Multi-Employer Pension Plans.     Certain employees are covered by union sponsored multi-employer pension plans pursuant to agreements between us and various unions. Our participation in these plans is outlined in the table below (in millions):

Pension Fund	EIN/ Pension Plan Number	Pension Protection Act Zone Status				Contributions
		2015		2014		2015	2014	2013
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Green	(a)	Yellow	(b)	$4	$4	$4
Other Funds	Various					4	4	4
Total Contributions						$8	$8	$8

a)	As of January 1, 2015
b)	As of January 1, 2014

Eligible employees at our owned hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. Our contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2026. Our contributions did not exceed 5% of the total contributions to the pension fund in 2015, 2014 or 2013. The pension fund has implemented a funding improvement plan and we have not paid a surcharge.

Multi-Employer Health Plans.     Certain employees are covered by union sponsored multi-employer health plans pursuant to agreements between us and various unions. The plan benefits can include medical, dental and life insurance for eligible participants and retirees. Our contributions to these plans, which were charged to expense during 2015, 2014 and 2013, were approximately $26 million, $24 million and $24 million, respectively.

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

Our minimum future rents at December 31, 2015 payable under non-cancelable leases with third parties were as follows (in millions):

Years Ending December 31,	Operating Leases	Capital Leases
2016	$74	$13
2017	71	13
2018	66	13
2019	64	14
2020	62	14
Thereafter	729	206
Total minimum lease payments	$1,066	$273
Less amount representing interest		(104)
Present value of minimum lease payments		$169

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Rent expense under non-cancelable operating leases consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Minimum rent	$80	$98	$105
Contingent rent	15	12	11
Sublease rent	(2)	(4)	(4)
	$93	$106	$112

Note 19.    Stockholders’ Equity

Share Repurchases.     During the years ended December 31, 2015 and 2014, our Board of Directors authorized increases of $750 million and $1.1 billion, respectively, to our share repurchase program. During the year ended December 31, 2015, we repurchased 4.7 million common shares at a weighted average price of $78.39 for a total cost of approximately $371 million. During the year ended December 31, 2014, we repurchased approximately 20.3 million common shares at a weighted average price of $80.45 for a total cost of approximately $1,636 million. As of December 31, 2015, $458 million remained available under the share repurchase authorization.

Dividends.     During the year ended December 31, 2015, we paid approximately $255 million of dividends, or $1.50 per share. During the year ended December 31, 2014, we paid approximately $735 million of dividends, or $4.00 per share consisting of regular quarterly dividends totaling $1.40 per share and special quarterly dividends totaling $2.60 per share.

SLC Operating Limited Partnership Units.     Units of SLC Operating Limited Partnership, our consolidated subsidiary, are convertible into Corporation Shares at the unit holders’ option, provided that we have the unilateral option to settle conversion demands in cash or Corporation Shares. During the year ended December 31, 2015, we redeemed approximately 54,000 of these units for approximately $4 million in cash.

Note 20.    Stock-Based Compensation

In 2013, we adopted the 2013 Long-Term Incentive Compensation Plan (the 2013 LTIP), which superseded the 2004 Long-Term Incentive Compensation Plan (the 2004 LTIP). The 2013 LTIP authorizes the Compensation Committee of the Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, unrestricted stock, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards for the purpose of providing our officers and other employees, and those of our subsidiaries, and non-employees who perform employee functions incentives and rewards for performance. Although no additional awards will be granted under the 2004 LTIP, the provisions under the previous plan will continue to govern awards that have been granted and remain outstanding under that plan. No awards may be granted under the 2013 LTIP after the tenth anniversary of the date on which the stockholders approved the 2013 LTIP. However, awards outstanding under the 2013 LTIP will continue to be governed by the 2013 LTIP until all awards granted prior to that date are no longer outstanding. The aggregate number of new shares available to be granted under the 2013 LTIP at December 31, 2015 was approximately 10.3 million.

A target number of contingent performance shares were awarded to certain executives in February 2015. Vesting of the performance shares is dependent upon a market condition and three years of continuous service beginning at date of grant, subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire. The market condition is based on our total stockholder return relative to the total stockholder return of a specified group of peer companies at the end of a three-calendar-year performance period beginning January 1, 2015 and ending December 31, 2017. The number of performance shares earned is determined based on our percentile ranking among these companies. The performance shares are entitled to any dividends made during the performance period in the same proportion as the number of performance shares that vest. Dividends will be paid at the end of the service period.

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available. The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

may be estimated primarily by the stock’s assumed volatility. During the years ended December 31, 2015 and 2014, we granted approximately 124,000 and 177,000 performance shares, respectively, with grant date fair values of $90.03 and $103.65 per share, respectively, under the 2013 LTIP. During the years ended December 31, 2015 and 2014, approximately 67,000 and 39,000 performance shares, respectively, were forfeited with a weighted average fair value of $94.86 and $89.86 per share, respectively. As of December 31, 2015, 358,000 performance shares remained outstanding with a weighted average fair value of $90.24 per share and a remaining life of 1 year. As of December 31, 2014, 302,000 performance shares remained outstanding.

Compensation expense, including the impact of reimbursements during 2015, 2014 and 2013 was approximately $56 million, $52 million and $54 million, respectively, resulting in tax benefits of $22 million, $20 million and $21 million, respectively. As of December 31, 2015, there was approximately $58 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursement from third parties, which is expected to be recognized over a weighted-average period of 1.4 years on a straight-line basis.

In 2015, 2014, and 2013, we did not grant any stock options. In 2012, we utilized the Lattice model to calculate the fair value of option grants. The weighted average assumptions used to determine the fair value of option grants were as follows:

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes our stock option activity during 2015:

	Options (In Millions)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	0.5	$48.41
Granted	—	n/a
Exercised	(0.3)	50.78
Forfeited, Canceled or Expired	—	n/a
Outstanding at December 31, 2015	0.2	$44.89
Exercisable at December 31, 2015	0.2	$42.89

As of December 31, 2014, we had non-vested options totaling 0.1 million, with a weighted average grant date fair value of $19.52. During the year ended December 31, 2015, 0.1 million options vested with a weighted average grant date fair value of $19.94.

The service period for options is typically four years. The total intrinsic value of options exercised during 2015, 2014 and 2013 was approximately $8 million, $18 million and $104 million, respectively, resulting in tax benefits of approximately $3 million, $7 million and $32 million, respectively.

The aggregate intrinsic value of outstanding options as of December 31, 2015 was $6 million. The aggregate intrinsic value of exercisable options as of December 31, 2015 was $5 million. The weighted-average contractual life was 2.6 years for outstanding options and 2.3 years for exercisable options as of December 31, 2015.

We recognize compensation expense, equal to the fair market value of the stock on the date of grant for restricted stock and unit grants, over the service period. During 2015, we granted approximately 1,000,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $79.55 per share or unit under the 2013 LTIP. The weighted-average fair value per restricted stock or unit granted during 2014 and 2013 was $81.75 and $60.38, respectively. The service period is typically three years. The fair value of restricted stock and units for which the restrictions lapsed during 2015, 2014 and 2013 was approximately $104 million, $91 million and $103 million, respectively.

The following table summarizes our restricted stock and units activity during 2015:

	Number of Restricted Stock and Units (In Millions)	Weighted Average Grant Date Value Per Share
Outstanding at December 31, 2014	2.6	$65.28
Granted	1.0	79.55
Lapse of restrictions	(1.3)	63.11
Forfeited or canceled	(0.2)	72.75
Outstanding at December 31, 2015	2.1	$72.79

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Approximately 0.1 million shares were issued under the ESPP during the year ended December 31, 2015 at purchase prices ranging from $67.90 to $78.62. Approximately 0.1 million shares were issued under the ESPP during the year ended December 31, 2014 at purchase prices ranging from $75.05 to $80.31.

Note 21.    Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions and to hedge certain forecasted transactions. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amount of the outstanding Euro forward contracts at December 31, 2015 was $24 million, with average exchange rates of 1.15 and with terms of less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. For the year ended December 31, 2015, each of these hedges was highly effective in offsetting fluctuations in foreign currencies. An insignificant amount of gain due to ineffectiveness was recorded in the consolidated statements of income during 2015.

We also enter into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed long-term investment nature. These forward contracts are not designated as hedges, and their change in fair value is recorded in our consolidated statements of income during each reporting period. The notional dollar amount of these outstanding forward contracts at December 31, 2015 was $860 million, with terms of primarily less than one year. These forward contracts provide an economic hedge, as they largely offset foreign currency exposures on intercompany loans.

We enter into interest rate swap agreements to manage interest expense. The swaps qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At December 31, 2015, we had five interest rate swap agreements with an aggregate notional amount of $250 million under which we pay floating rates and receive fixed rates of interest (Fair Value Swaps). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair values of our derivative instruments (in millions):

	December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swaps	Other assets	$4	Other assets	$4
Forward contracts	Prepaid expenses and other	1	Prepaid expenses and other	1
Total assets		$5		$5

	December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$9	Prepaid expenses and other	$9
Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$20

The following table presents the effect of our derivatives on our Consolidated Statements of Income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2015	2014	2013
Foreign forward exchange contracts	Interest expense, net	$(21)	$(2)	$14

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 22.    Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component for the year ended December 31, 2015 (in millions):

	For the Year Ended December 31, 2015 (a)
	Cash Flow Hedges	Net Investment Hedges	Defined Benefit Pension and Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2014	$2	$1	$(77)	$(434)	$(508)
Other comprehensive income (loss) before reclassifications	4	(1)	(3)	(156)	(156)
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	—	3	—	(1)
Total before tax	—	(1)	—	(156)	(157)
Tax (expense) benefit	(1)	—	(2)	—	(3)
Net current year other comprehensive income (loss)	(1)	(1)	(2)	(156)	(160)
Balance at December 31, 2015	$1	$—	$(79)	$(590)	$(668)

(a)	Amounts in parentheses indicate debits.

During the year ended December 31, 2015, gains included in accumulated other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature amounted to $64 million compared to gains of $87 million for the year ended December 31, 2014.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents the components of our other comprehensive income (loss) and related tax effects for the years ended December 31, 2015, 2014 and 2013 (in millions):

	For the Year Ended December 31, (a)
	2015			2014			2013
	Before- Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Cash flow hedges:
Gains (losses) arising during period	$4	$(1)	$3	$3	$—	$3	$—	$—	$—
Amounts reclassified from accumulated other comprehensive income (b)	(4)	—	(4)	(1)	—	(1)	1	—	1
Net gains (losses) on cash flow hedges	—	(1)	(1)	2	—	2	1	—	1
Net investment hedges:
Gains (losses) arising during period	$(1)	$—	$(1)	$1	$—	$1	$—	$—	$—
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—	—	—
Net gains (losses) on net investment hedges	(1)	—	(1)	1	—	1	—	—	—
Defined benefit pension and postretirement benefit plans:
Gains (losses) arising during the year	(3)	(2)	(5)	(13)	1	(12)	21	(2)	19
Amounts reclassified from accumulated other comprehensive income (c)	3	—	3	(1)	—	(1)	3	—	3
Net gains (losses) on defined benefit pension and postretirement benefit plans	—	(2)	(2)	(14)	1	(13)	24	(2)	22
Foreign currency translation adjustments:
Foreign currency translation adjustments	(156)	—	(156)	(153)	—	(153)	(20)	—	(20)
Amounts reclassified from accumulated other comprehensive income (d)	—	—	—	(10)	—	(10)	—	—	—
Net gains (losses) on foreign currency translation adjustments	(156)	—	(156)	(163)	—	(163)	(20)	—	(20)
Other comprehensive income (loss)	$(157)	$(3)	$(160)	$(174)	$1	$(173)	$5	$(2)	$3

(a)	Amounts in parentheses indicate debits.
(b)	Pretax gains and losses on forward contract cash flow hedges are reclassified to management fees, franchise fees and other income.
(c)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.
(d)

During the year ended December 31, 2014, we recognized $4 million in the gain (loss) on asset dispositions and impairments, net line item and $6 million in the other liabilities line item due to the substantial liquidation of two foreign entities.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 23.    Fair Value of Financial Instruments

The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$4	$—	$4
Forward contracts	—	10	—	10
	$—	$14	$—	$14
Liabilities:
Forward contracts	$—	$1	$—	$1

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

We believe the carrying values of our financial instruments related to current assets and liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		December 31, 2015		December 31, 2014
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted cash	1	$4	$4	$3	$3
VOI notes receivable	3	402	495	295	369
Securitized vacation ownership notes receivable	3	141	174	227	287
Other notes receivable	3	63	63	45	45
Total financial assets		$610	$736	$570	$704
Liabilities:
Long-term debt	1	$2,154	$2,178	$2,398	$2,503
Long-term securitized debt	3	124	126	176	182
Total financial liabilities		$2,278	$2,304	$2,574	$2,685
Off-Balance sheet:
Letters of credit	2	$—	$80	$—	$83
Surety bonds	2	—	32	—	27
Total off-balance sheet		$—	$112	$—	$110

The carrying value of our restricted cash approximates its fair value. We estimate the fair value of our vacation ownership notes receivable using assumptions related to current securitization market transactions. The fair value of other notes receivable is estimated based on terms of the instrument and current market conditions. These financial instrument assets are recorded in the other assets line item in our consolidated balance sheet.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 24.    Commitments and Contingencies

We had the following contractual obligations outstanding as of December 31, 2015 (in millions):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Unconditional purchase obligations (a)	$428	$106	$193	$129	$—
Other long-term obligations	9	1	2	2	4
Total contractual obligations	$437	$107	$195	$131	$4

(a)	Included in these balances are commitments that may be reimbursed or satisfied by our managed and franchised properties.

During the year ended December 31, 2015, we entered into a long-term agreement for the provision of information technology services and support from a third party. While the amounts due under the agreement are variable in nature, we expect to have a future purchase obligation of approximately $331 million over the term of the agreement due as follows: $72 million in 2016; $74 million in 2017; $75 million in 2018; $77 million in 2019; and $33 million in 2020. A portion of these costs are expected to be reimbursed by our managed and franchised properties. In addition, we may terminate this agreement in certain circumstances during the term of the agreement in exchange for a termination fee.

We had the following commercial commitments outstanding as of December 31, 2015 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$80	$77	$—	$—	$3

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

At December 31, 2015, we have approximately $106 million of investments and a loan balance of $1 million associated with these VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

At December 31, 2014, we evaluated the 21 hotels in which we had a variable interest. As of that date, we had approximately $106 million of investments and a loan balance of $2 million associated with those VIEs.

Guaranteed Loans and Commitments.     In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $39 million, net, at December 31, 2015. We evaluate these loans for impairment, and at December 31, 2015, believe these loans are collectible. Unfunded loan commitments aggregating $61 million were outstanding at December 31, 2015, of which $35 million is expected to be funded in the next twelve months. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $261 million of equity and other potential contributions associated with managed, franchised, or joint venture properties, $93 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf at December 31, 2015 totaled $32 million, as required by state or local governments relating to our vacation ownership operations, certain tax appeals and by our insurers to secure large deductible insurance programs.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war or terrorism. During the year ended December 31, 2015, we recorded an $11 million reserve for the potential funding of a performance guarantee associated with two hotels in Greece, as a result of the economic crisis in Greece. We do not anticipate any other significant funding under performance guarantees, nor do we anticipate losing a significant number of management or franchise contracts in 2016.

In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity, which have significantly decreased in recent years. We have received various claims on these historical liabilities. If we have to fund any of these claims, there can be no assurance that we will be able to recover such amounts through the indemnification. During the year ended December 31, 2015, certain employee pension claims were determined to be probable and reasonably estimable, based on the review of additional information provided to us by the plaintiffs, and we recorded a reserve of $6 million associated with these claims.

In connection with the sale of 33 hotels in 2006, we agreed to indemnify the buyer for certain liabilities, including operations and tax liabilities. At this time, we believe that we will not have to make any material payments under such indemnities.

Litigation.     We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of December 31, 2015, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $25 million. While the ultimate results of claims and litigation cannot be determined, we do not expect that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Collective Bargaining Agreements.     At December 31, 2015, approximately 24% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are satisfactory.

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

Captive Insurance Company.     Estimated insurance claims payable at December 31, 2015 and 2014, were $75 million and $73 million, respectively. At December 31, 2015 and 2014, standby letters of credit amounting to $65 million and $60 million, respectively, had been issued to provide collateral for the estimated claims. We guarantee the letters of credit.

ITT Industries.     In 1995, the former ITT Corporation, renamed ITT Industries, Inc. (ITT Industries), distributed to its stockholders all of the outstanding shares of common stock of ITT Corporation, then a wholly-owned subsidiary of ITT Industries (the Distribution). In connection with this Distribution, ITT Corporation, which was then named ITT Destinations, Inc., changed its name to ITT Corporation. Subsequent to the acquisition of ITT Corporation in 1998, we changed the name of ITT Corporation to Sheraton Holding Corporation.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Each hotel segment generates its earnings through a network of owned, leased, consolidated and unconsolidated joint venture hotels and resorts operated primarily under our proprietary brand names including St. Regis ® , The Luxury Collection ® , W ® , Westin ® , Le Méridien ® , Sheraton ® , Four Points ® by Sheraton, Aloft ® , Element ® , and Tribute Portfolio TM , as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees.

The management of our vacation ownership and residential sales business is conducted by the vacation ownership and residential segment. The vacation ownership and residential segment generates its earnings through the acquisition, development and operation of vacation ownership resorts, marketing and selling of VOIs and residential units, and providing financing to customers who purchase such interests. See Note 27, Planned Reverse Morris Trust Transaction, for a discussion of our plans for the separation of our vacation ownership business, distribution of the shares of Vistana Signature Experiences, Inc. (Vistana) common stock to our stockholders on a pro rata basis and Vistana’s subsequent merger with a wholly-owned subsidiary of Interval Leisure Group, Inc. (ILG).

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

The following tables present revenues, segment earnings, earnings from unconsolidated ventures, capital expenditures, total assets, and investments in unconsolidated ventures for our reportable segments (in millions):

	Year Ended December 31,
	2015	2014	2013
Revenues:
Americas (a)	$1,472	$1,559	$1,548
EAME	475	597	615
Asia Pacific	287	354	349
Vacation ownership and residential	681	663	905
Total segment revenues	2,915	3,173	3,417
Other revenues from managed and franchised hotels	2,736	2,711	2,614
Other corporate revenues — unallocated	112	99	84
	$5,763	$5,983	$6,115

(a)

Includes revenues of $1.0 billion, $1.1 billion and $1.1 billion for the years ended 2015, 2014 and 2013, respectively, from hotels located in the United States. No other country contributed more than 10% of our total revenues.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
Segment earnings:
Americas	$691	$697	$617
EAME	175	220	220
Asia Pacific	203	228	221
Vacation ownership and residential	168	169	276
Total segment earnings	1,237	1,314	1,334
Other corporate income — unallocated	116	100	86
Corporate selling, general, administrative and other expenses — unallocated	(156)	(176)	(157)
Loss on asset dispositions and impairments, net	(1)	(33)	(23)
Restructuring and other special (charges) credits	(100)	4	(1)
Adjustments to equity earnings (a)	(31)	(46)	(42)
Interest expense	(116)	(97)	(103)
Loss on early extinguishment of debt, net	—	(1)	—
Depreciation and amortization	(280)	(283)	(267)
Discontinued operations	—	(10)	71
Income tax expense	(180)	(139)	(263)
Net income attributable to Starwood	$489	$633	$635

(a)	Includes impairment losses, interest expense, depreciation, and amortization expense related to equity earnings not allocated to segment earnings.

	Year Ended December 31,
	2015	2014	2013
Earnings from unconsolidated ventures:
Americas	$41	$38	$32
EAME	1	—	—
Asia Pacific	29	34	34
Vacation ownership and residential	1	1	2
Total earnings from unconsolidated ventures	$72	$73	$68

	Year Ended December 31,
	2015	2014	2013
Capital expenditures:
Americas	$165	$151	$256
EAME	27	53	45
Asia Pacific	20	12	17
Vacation ownership and residential (a)(b)	93	14	(13)
Total segment capital expenditures	305	230	305
Other corporate unallocated	98	146	83
	$403	$376	$388

(a)

Represents gross inventory capital expenditures less cost of sales of $68 million, $(14) million and $(38) million for the years ended 2015, 2014 and 2013, respectively. Additionally, includes development capital of $25 million, $28 million and $25 million for the years ended 2015, 2014 and 2013, respectively.

(b)	Amounts presented for the years ended 2014 and 2013 exclude costs of sales of Bal Harbour of $7 million and $112 million, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

	December 31,
	2015	2014
Assets:
Americas	$1,564	$1,845
EAME	634	840
Asia Pacific	685	901
Vacation ownership and residential	1,376	1,285
Total segment assets (a)	4,259	4,871
Other corporate assets	4,009	3,788
	$8,268	$8,659

(a)

Includes long-lived assets of $1.1 billion and $1.2 billion at December 31, 2015 and 2014, respectively, located in the United States. As of December 31, 2015, no other country contributed more than 10% of our total long-lived assets.

	December 31,
	2015	2014
Investments in unconsolidated ventures:
Americas	$26	$50
EAME	22	24
Asia Pacific	122	125
Vacation ownership and residential	13	15
Total investments in unconsolidated ventures	$183	$214

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 26.    Quarterly Results (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share data)
2015
Revenues	$1,415	$1,481	$1,434	$1,433	$5,763
Costs and expenses	$1,262	$1,285	$1,234	$1,242	$5,023
Income from continuing operations	$99	$136	$88	$166	$489
Discontinued operations	$—	$—	$—	$—	$—
Net income attributable to Starwood	$99	$136	$88	$166	$489
Earnings per share (a)
Basic —
Income from continuing operations	$0.59	$0.80	$0.53	$0.99	$2.90
Discontinued operations	—	—	—	—	—
Net income	$0.59	$0.80	$0.53	$0.99	$2.90
Diluted —
Income from continuing operations	$0.58	$0.79	$0.53	$0.98	$2.88
Discontinued operations	—	—	—	—	—
Net income	$0.58	$0.79	$0.53	$0.98	$2.88
2014
Revenues	$1,458	$1,539	$1,493	$1,493	$5,983
Costs and expenses	$1,264	$1,302	$1,283	$1,251	$5,100
Income from continuing operations	$136	$153	$109	$245	$643
Discontinued operations	$1	$—	$—	$(11)	$(10)
Net income attributable to Starwood	$137	$153	$109	$234	$633
Earnings per share (a)
Basic —
Income from continuing operations	$0.71	$0.81	$0.60	$1.41	$3.49
Discontinued operations	0.01	—	—	(0.07)	(0.06)
Net income	$0.72	$0.81	$0.60	$1.34	$3.43
Diluted —
Income from continuing operations	$0.71	$0.80	$0.59	$1.40	$3.46
Discontinued operations	0.01	—	—	(0.07)	(0.06)
Net income	$0.72	$0.80	$0.59	$1.33	$3.40

(a)	Amounts presented are attributable to Starwood’s common stockholders.

Note 27.    Planned Reverse Morris Trust Transaction

On February 10, 2015, we announced plans to spin-off our vacation ownership business to stockholders as a separate publicly traded company, Vistana.

On October 27, 2015, we entered into  definitive agreements with ILG, a wholly-owned subsidiary of ILG (ILG Merger Sub) and Vistana, through a Reverse Morris Trust transaction, pursuant to which, subject to the terms and conditions thereof,  (a) we and certain of our subsidiaries will engage in a series of transactions in which certain assets and liabilities not currently owned by Vistana, including five hotels to be converted to vacation ownership properties, will be (i) sold directly to one or more subsidiaries of ILG or (ii) otherwise conveyed pursuant to an internal restructuring to Vistana and entities that will become Vistana subsidiaries, in order to separate our vacation ownership business from our other businesses, (b) immediately after such separation, we will distribute the shares of Vistana common stock to our stockholders on a pro rata basis and (c) immediately after such distribution, Vistana will merge with ILG Merger Sub. The holders of SLC Operating Limited Partnership units, which are entitled to the distribution, will also receive shares of Vistana common stock. When the foregoing transactions are completed, Vistana will be the surviving company in the merger and a wholly-owned subsidiary of ILG, our stockholders will own approximately 55% of the outstanding shares of ILG on a fully-diluted basis and the existing shareholders of ILG will own approximately 45% of ILG on a fully-diluted basis. In connection with the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

transactions, the consideration our stockholders are expected to receive is primarily based on the value of ILG’s common stock, which has declined in the last two months of 2015. If this decline is sustained, we could record a material impairment charge at the date of the Planned Reverse Morris Trust Transaction resulting from the difference between the carrying value of our investment in the vacation ownership business and the fair value of the consideration our stockholders will receive at the transaction date. Both the distribution of the shares of Vistana common stock and merger of Vistana with ILG Merger Sub are expected to qualify as transactions that are tax-free to Starwood stockholders. The transactions are subject to customary closing conditions, including regulatory and ILG shareholder approvals. The transactions will not require a vote of our stockholders. Upon the closing of the transactions, ILG’s board of directors will consist of 13 directors, comprising nine current ILG directors and four of our director appointees.

During the year ended December 31, 2015, we recorded approximately $36 million of costs, primarily associated with professional fees for the planned spin-off. The transaction is expected to close in the second quarter of 2016 but there can be no assurance regarding the ultimate timing of the transaction or that the transaction will ultimately be completed.

Note 28.    Planned Marriott Merger

On November 15, 2015, we entered into a definitive merger agreement with Marriott. At closing, Starwood stockholders will receive 0.92 shares of Marriott common stock and $2.00 in cash for each share of Starwood common stock. On a pro forma basis, Starwood stockholders will own approximately 39% of the combined company’s common stock after the completion of the merger. Starwood stockholders will separately receive consideration from the transactions involving the separation of the Starwood vacation ownership business, the distribution of the shares of Vistana common stock to Starwood stockholders on a pro rata basis and subsequent merger of Vistana with ILG Merger Sub. Marriott’s Board of Directors following the closing will increase from 11 to 14 members with the expected addition of three members of the Starwood Board of Directors.

The transaction is subject to Marriott and Starwood shareholder approvals, completion of Starwood’s planned disposition of its vacation ownership business, regulatory approvals and the satisfaction of other customary closing conditions. Assuming receipt of the necessary approvals, the parties expect the transaction to close in mid-2016.

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions (Deductions)
	Balance January 1,	Charged to/reversed from Expenses	Charged to/from Other Accounts (a)	Payments/ Other	Balance December 31,
2015
Trade receivables — allowance for doubtful accounts	$50	$11	$5	$(2)	$64
Notes receivable — allowance for doubtful accounts	$124	$23	$—	$(28)	$119
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$15	$20	$—	$(25)	$10
2014
Trade receivables — allowance for doubtful accounts	$47	$5	$(2)	$—	$50
Notes receivable — allowance for doubtful accounts	$132	$24	$—	$(32)	$124
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$20	$(1)	$5	$(9)	$15
2013
Trade receivables — allowance for doubtful accounts	$40	$11	$2	$(6)	$47
Notes receivable — allowance for doubtful accounts	$159	$20	$—	$(47)	$132
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$78	$1	$(20)	$(39)	$20

(a)	Charged to/from other accounts:

Description of Charged to/from Other Accounts
2015
Accrued expenses	5
Total charged to/from other accounts	$5
2014
Accrued expenses	3
Total charged to/from other accounts	$3
2013
Accrued expenses	(18)
Total charged to/from other accounts	$(18)

S-1