Form 10-K/A
period 2015-12-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2016-04-29
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

            (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-7959

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	52-1193298
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One StarPoint Stamford, CT	06902
(Address of Principal Executive Offices)	(Zip Code)

(203) 964-6000

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sales price as quoted on the New York Stock Exchange was approximately $13.8 billion. As of April 5, 2016, the registrant had 168,551,178 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Starwood Hotels & Resorts Worldwide, Inc.

Index to Amendment No. 1 to Annual Report on Form 10-K/A

For the Fiscal Year Ended December 31, 2015

EXPLANATORY NOTE

Starwood Hotels & Resorts Worldwide, Inc. (or the Company) is filing this Amendment No. 1 on Form 10-K/A (or this Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (or the Original Form 10-K), which was filed with the Securities and Exchange Commission (or the SEC) on February 25, 2016, solely to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end. The Company is filing this Amendment to include the Part III information in its Form 10-K because the Company does not expect to file a definitive proxy statement containing this information before that date.

This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K, and it deletes the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the definitive proxy statement into Part III of the Original Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Board of Directors of the Company is currently comprised of 10 members, each of whom is elected for a one-year term. The following sets forth, for each of the members of the Board of Directors as of the date of this Amendment, certain information regarding such Director.

Thomas B. Mangas. Mr. Mangas, 48, has been Chief Executive Officer of the Company since December 31, 2015. Previously, Mr. Mangas was Executive Vice President and Chief Financial Officer of the Company from September 2014 to December 2015. Prior to joining the Company, Mr. Mangas served as Executive Vice President & Chief Executive Officer of Armstrong Floor Products, a division of Armstrong World Industries, Inc., a designer and manufacturer of floors and ceilings, from November 2013 to September 2014, and as Senior Vice President & Chief Financial Officer of Armstrong World Industries, Inc. from February 2010 to November 2013. Mr. Mangas spent 20 years at The Procter & Gamble Company, a global consumer packaged goods company, in progressively senior roles and, from August 2008 to January 2010, served as Vice President, Finance & Accounting for the Global Beauty & Grooming business of The Procter & Gamble Company. Mr. Mangas is a director and the Chair of the Audit Committee of ATD Corporation, the indirect parent of American Tire Distributor Holdings Inc., a leading replacement tire distributor in the United States. We believe Mr. Mangas’ industry and leadership experience, particularly as CEO (and prior to that as Executive Vice President and CFO) of our Company, as Executive Vice President and CFO of Armstrong Floor Products and in various senior executive roles at Procter & Gamble, his significant corporate finance and accounting experience, his global business experience and his public company director and committee experience qualify him to serve on the Board of Directors.

Bruce W. Duncan. Mr. Duncan, 64, has been President, Chief Executive Officer of First Industrial Realty Trust, Inc., a real estate investment trust that engages in the ownership, management, acquisition, sale, development and redevelopment of industrial real estate properties, since January 2009. On January 20, 2016 he was named to the additional position of Chairman of the Board. From April to September 2007, Mr. Duncan served as Chief

Executive Officer of the Company on an interim basis. He also has been a senior advisor to Kohlberg Kravis & Roberts & Co., a global investment firm, from July 2008 to January 2009. He was also a private investor from January 2006 to January 2009. From May 2005 to December 2005, Mr. Duncan was Chief Executive Officer and Trustee of Equity Residential (or EQR), a publicly traded real estate investment trust, and held various positions at EQR from March 2002 to December 2005, including President, Chief Executive Officer and Trustee from January 2003 to May 2005, and President and Trustee from March 2002 to December 2002. Mr. Duncan is also currently Chairman of the Board and a director of First Industrial Realty Trust, Inc. and a director of T. Rowe Price Mutual Funds. Mr. Duncan has been a director of the Company since 1999 and is the current Chairman of the Board. He currently serves on the Corporate Governance and Nominating Committee. We believe Mr. Duncan’s senior leadership experience, including as President and CEO of First Industrial Realty Trust, his significant industry experience, particularly in real estate and as former interim CEO of our Company, his real estate investment, management, acquisition and development experience and his public company director and committee experience qualify him to serve on the Board of Directors.

Charlene Barshefsky. Ambassador Barshefsky, 65, has been Senior International Partner at the law firm of WilmerHale, LLP, in Washington, D.C. since September 2001. From March 1997 to January 2001, Ambassador Barshefsky was the United States Trade Representative, the chief trade negotiator and principal trade policymaker for the United States and a member of the President’s Cabinet. Ambassador Barshefsky is a member of the Council on Foreign Relations and a Trustee of the Howard Hughes Medical Institute. In the past five years, Ambassador Barshefsky also served as a director of the Council on Foreign Relations and was a member of the Global Advisory Board of Moelis & Company. Ambassador Barshefsky is also currently a director of The Estee Lauder Companies, Inc., American Express Company and Intel Corporation. Ambassador Barshefsky has been a director of the Company since 2001 and is currently the Chair of the Corporate Governance and Nominating Committee and also serves on the Audit Committee. We believe Ambassador Barshefsky’s senior leadership experience, including as Senior International Partner of WilmerHale, LLP, her government, legal and public policy experience, particularly as the United States Trade Representative, her global business experience and her public company director and committee experience qualify her to serve on the Board of Directors.

Thomas E. Clarke. Dr. Clarke, 64, has been President, Innovation of Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products, since 2013. Dr. Clarke joined Nike in 1980 and was appointed Divisional Vice President in charge of marketing in 1987, Corporate Vice President in 1990, served as President and Chief Operating Officer from 1994 to 2000, and served as President, New Business Development from 2001 to 2013. Dr. Clarke previously held various positions with Nike, primarily in research, design, development and marketing. Dr. Clarke is also currently a director of Newell Rubbermaid Inc. Dr. Clarke has been a director of the Company since 2008 and is currently the Chair of the Compensation Committee and also serves on the Corporate Governance and Nominating Committee. We believe Dr. Clarke’s senior leadership experience, including in various senior executive roles at Nike, Inc., his branding, product development and strategy experience, his global business experience and his public company director and committee experience qualify him to serve on the Board of Directors.

Clayton C. Daley, Jr. Mr. Daley, 64, spent his entire professional career with The Procter & Gamble Company, a global consumer packaged goods company, joining the company in 1974, and he has held a number of key accounting and finance positions including Vice Chairman and Chief Financial Officer of Procter & Gamble; Comptroller, U.S. Operations of Procter & Gamble USA; Vice President and Comptroller of Procter & Gamble International; and Vice President and Treasurer of Procter & Gamble. Mr. Daley retired from Procter & Gamble in October 2009. In the past five years, Mr. Daley served as a director of Boy Scouts of America. In addition, Mr. Daley was Senior Advisor to TPG Capital until October 2012. Mr. Daley is also currently a director of SunEdison, Inc. Mr. Daley has been a director of the Company since 2008 and is currently the Chair of the Audit Committee and also serves on the Compensation Committee. We believe Mr. Daley’s senior leadership experience, including as CFO and Vice Chairman of Procter & Gamble, his significant corporate finance and accounting experience, his global business experience and his public company director and committee experience qualify him to serve on the Board of Directors.

Lizanne Galbreath. Ms. Galbreath, 58, has been the Managing Partner of Galbreath & Company, a real estate investment firm, since 1999. From April 1997 to 1999, Ms. Galbreath was Managing Director of LaSalle Partners/Jones Lang LaSalle, a real estate services and investment management firm, where she also served as a director. From 1984 to 1997, Ms. Galbreath served as a Managing Director, Chairman and Chief Executive Officer of The Galbreath Company, the predecessor entity of Galbreath & Company. Ms. Galbreath is also currently a director of Paramount Group, Inc. Ms. Galbreath has been a director of the Company since 2005 and currently serves on the Capital Committee, Compensation Committee and Corporate Governance and Nominating Committee. We believe Ms. Galbreath’s senior leadership experience, including as Managing Partner of Galbreath & Company, her significant industry experience, particularly in real estate, her real estate investment, development and strategy experience and her extensive management and corporate governance experience qualify her to serve on the Board of Directors.

Eric Hippeau. Mr. Hippeau, 64, has been a Managing Director of Lerer Hippeau Ventures, formerly known as Lerer Ventures, a venture capital fund, since June 2011. From 2009 to 2011 he was the Chief Executive Officer of The Huffington Post, a news website. From 2000 to 2009, he was a Managing Partner of Softbank Capital, a technology venture capital firm. Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis Inc., an integrated media and marketing company, from 1993 to March 2000 and held various other positions with Ziff-Davis from 1989 to 1993. Mr. Hippeau has been a director of the Company since 1999 and currently serves on the Audit Committee and Compensation Committee. We believe Mr. Hippeau’s senior leadership experience, including as Partner of Lerer Hippeau Ventures, his extensive investment and venture capital experience, his significant experience in information technology, marketing and new media and his public company director and committee experience qualify him to serve on the Board of Directors.

Aylwin B. Lewis. Mr. Lewis, 61, has served as Chairman, President and Chief Executive Officer of Potbelly Corporation, formerly known as Potbelly Sandwich Works, LLC, since June 2008. From September 2005 to February 2008, Mr. Lewis was President and Chief Executive Officer of Sears Holdings Corporation, a nationwide retailer. Prior to being named Chief Executive Officer of Sears, Mr. Lewis was President of Sears Holdings and Chief Executive Officer of KMart and Sears Retail following Sears’ acquisition of KMart Holding Corporation in March 2005. Prior to that, Mr. Lewis was President and Chief Executive Officer of KMart since October 2004. Mr. Lewis was Chief Multi-Branding and Operating Officer of YUM! Brands, Inc., a franchisor and licensor of quick service restaurants including KFC, Long John Silver’s, Pizza Hut, Taco Bell and A&W, from 2003 until October 2004, Chief Operating Officer of YUM! Brands from 2000 until 2003 and Chief Operating Officer of Pizza Hut from 1996. Mr. Lewis is also currently a director of The Walt Disney Company. Mr. Lewis has been a director of the Company since 2013 and currently serves on the Audit Committee and Capital Committee. We believe Mr. Lewis’ senior leadership experience, including as CEO of Potbelly Corporation, his branding, product development and strategy experience, his global franchise experience and his public company director and committee experience qualify him to serve on the Board of Directors.

Stephen R. Quazzo. Mr. Quazzo, 56, is the Chief Executive Officer and co-founder of Pearlmark Real Estate, L.L.C., formerly known as Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a private investment firm and a subsidiary of Equity Group Investments, Inc. Mr. Quazzo is also currently a director of Phillips Edison Grocery Center REIT I, Inc., a public, non-traded real estate investment trust that invests in retail real estate properties. Mr. Quazzo has been a director of the Company since 1999 and is currently the Chair of the Capital Committee and also serves on the Audit Committee. We believe Mr. Quazzo’s senior leadership experience, including as CEO of Pearlmark Real Estate Partners, his significant industry experience, particularly in real estate, his investment, development and strategy experience and his public company director and committee experience qualify him to serve on the Board of Directors.

Thomas O. Ryder. Mr. Ryder, 71, retired as Chairman of the Board of The Reader’s Digest Association, Inc., a global media and direct marketing company, in January 2007, a position he had held since January 2006. Mr. Ryder was Chairman of the Board and Chief Executive Officer of that company from April 1998 through

December 2005. In addition, Mr. Ryder was Chairman of the Board and Chairman of the Audit Committee of Virgin Mobile USA, Inc., a wireless service provider, from October 2007 to November 2009. Mr. Ryder was President, American Express Travel Related Services International, a division of American Express Company, which provides travel, financial and network services, from October 1995 to April 1998. In the past five years, Mr. Ryder also served as a director of World Color Press, Inc., a company acquired by Quad/Graphics, Inc. in July 2010. Mr. Ryder is also currently a director of Amazon.com, Inc., Quad/Graphics, Inc. and RPX Corporation. Mr. Ryder has been a director of the Company since 2001 and currently serves on the Capital Committee and the Compensation Committee. We believe Mr. Ryder’s senior leadership experience, including as Chairman and CEO of Reader’s Digest, his branding, development and strategy experience, his global business, media and marketing experience and his public company director and committee experience qualify him to serve on the Board of Directors.

Executive Officers

The following table includes certain information with respect to each of our executive officers.

Name (listed alphabetically, after Chief Executive Officer)	Position
Thomas B. Mangas	Chief Executive Officer and Director
Jeffrey M. Cava	Executive Vice President and Chief Human Resources Officer
Martha C. Poulter	Executive Vice President & Chief Information Officer
Sergio D. Rivera	President, The Americas
Alan M. Schnaid	Chief Financial Officer
Kenneth S. Siegel	Chief Administrative Officer, General Counsel and Secretary
Simon M. Turner	President, Global Development

Biographies for our executive officers follow:

Thomas B. Mangas. See Item 10, Directors, Executive Officers and Corporate Governance, Board of Directors, above.

Jeffrey M. Cava. Mr. Cava, 64, has been Executive Vice President and Chief Human Resources Officer of the Company since May 2008. Mr. Cava served as Executive Vice President Administration and Chief Human Resources Officer for Wendy’s International, Inc., a restaurant franchising company specializing in quick-service hamburgers, from June 2003 to May 2008. Prior to joining Wendy’s, Mr. Cava was Vice President and Chief Human Resources Officer for Nike, Inc., a designer, developer and marketer of footwear, apparel and accessory products; Vice President Human Resources for The Walt Disney Company, Consumer Products Group, a business segment of The Walt Disney Company that extends the Disney brand to a range of merchandise; and Vice President of Global Staffing, Training and Development for ITT Sheraton Corporation, a hotel company. Mr. Cava is also a member of the board of directors and has chaired the compensation committee of The Society for Human Resources Management, a non-profit global human resources professional organization.

Martha C. Poulter. Ms. Poulter, 48, has been Executive Vice President & Chief Information Officer of the Company since June 2014. Prior to joining the Company, Ms. Poulter spent eighteen years at GE Capital, a financial services provider, in progressively senior roles, most recently serving as Vice President, General Electric and Chief Information Officer, GE Capital from August 2010 to June 2014. From 2008 to 2010 Ms. Poulter served as Chief Information Officer for GE Capital, Americas and from 2007 to 2008 served as Chief Information Officer for GE Capital, Capital Solutions. From 1995 to 2007, Ms. Poulter held various positions for General Electric, Corporate Financial Services. Prior to joining GE Capital, Ms. Poulter held various positions with Southern New England Telephone, a telecommunications company.

Sergio D. Rivera. Mr. Rivera, 53, has been President, The Americas, of the Company since July 1, 2014. Previously, Mr. Rivera was Co-President, The Americas, of the Company from June 2012 to June 2014. Additionally, since March 2009, Mr. Rivera has been serving as President and Chief Executive Officer of Starwood Vacation Ownership, a wholly owned subsidiary of the Company. Prior to 2009, Mr. Rivera held progressively senior management roles within the Company, including Controller, Vice President of Sales and Marketing, Senior Vice President of International Operations, and President of Global Real Estate. Mr. Rivera began his career with the Company through its predecessor company, Vistana Resorts, in 1989. Mr. Rivera is a member of the board of directors of Well Tower, Inc., an investor in healthcare real estate, the American Resort Development Association, a trade association representing the vacation ownership and resort development industries, and the Florida Chamber of Commerce.

Alan M. Schnaid. Mr. Schnaid, 49, has been Chief Financial Officer and serving as Principal Accounting Officer of the Company since December 31, 2015. Previously, Mr. Schnaid served as Interim Chief Financial Officer of the Company from April 2014 to September 2014, and Senior Vice President, Corporate Controller and Principal Accounting Officer of the Company from May 2005 to December 30, 2015. Mr. Schnaid joined the Company in 1994 as Assistant Corporate Controller, became Corporate Controller in August 1994, Vice President in August 1996, and Senior Vice President in August 1998. Prior to joining the Company, Mr. Schnaid held accounting positions with Mazars and Company, Kenneth Leventhal and Company and Laventhol & Horwath.

Kenneth S. Siegel. Mr. Siegel, 60, has been Chief Administrative Officer, General Counsel and Secretary of the Company since May 2006. From November 2000 to May 2006, Mr. Siegel held the position of Executive Vice President and General Counsel. In February 2001, he was also appointed as the Secretary of the Company. Mr. Siegel was formerly the Senior Vice President and General Counsel of Gartner, Inc., a provider of research and analysis on information technology industries, from January 2000 to November 2000. Prior to that time, he served as Senior Vice President, General Counsel and Corporate Secretary of IMS Health Incorporated, an information services company, and its predecessors from February 1997 to December 1999. Prior to that time, Mr. Siegel was a Partner in the law firm of Baker & Botts, LLP. Mr. Siegel is also a Trustee Emeritus of Cancer Hope Network, a non-profit entity, a Trustee of the Minority Corporate Counsel Association, a Trustee of Sacred Heart University and a Trustee of the International Institute of Conflict Prevention and Resolution.

Simon M. Turner. Mr. Turner, 54, has been President, Global Development of the Company since May 2008. From June 1996 to April 2008, he was a principal of Hotel Capital Advisers, Inc., a hotel investment advisory firm. During this period, Mr. Turner served on the board of directors of Four Season Hotels, Inc., serving as a member of the Human Resources Committee and the Audit Committee. He was also a member of the board of directors of Fairmont Raffles Hotels International and was chairman of the Audit Committee. From July 1987 to May 1996, Mr. Turner was a member of the Investment Banking Department of Salomon Brothers, based in both New York and London.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and certain of our officers, and persons who own more than 10 percent of the outstanding shares of the Company, file with the SEC (and provide a copy to us of) certain reports relating to their ownership of shares.

To our knowledge, based solely on a review of the copies of these reports furnished to us for the fiscal year ended December 31, 2015, and written representations from our directors and officers, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year.

Code of Ethics

We have adopted a Finance Code of Ethics (or Finance Code), applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Treasurer, Senior Vice President – Taxes and Vice President – Internal

Audit and other persons performing similar functions. The Finance Code is posted on our website at www.starwoodhotels.com/corporate/about/investor/governance.html. We intend to post amendments to, and waivers from, the Finance Code on our website, as required by applicable rules of the SEC.

We also have a Code of Business Conduct and Ethics (or Code of Conduct), applicable to all employees and directors, that addresses legal and ethical issues that may be encountered in carrying out Company duties and responsibilities. Subject to applicable law, employees are required to report any conduct they believe to be a violation of the Code of Conduct. The Code of Conduct is posted on the Company’s website at www.starwoodhotels.com/corporate/about/investor/governance.html.

The Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (or Exchange Act), is currently comprised of Messrs. Daley (chairperson), Hippeau, Lewis and Quazzo and Ambassador Barshefsky, all of whom are “independent” directors, as determined by the Board in accordance with New York Stock Exchange (or NYSE) listing requirements and applicable federal securities laws. The Board has determined that each of Messrs. Daley, Hippeau and Lewis is an “audit committee financial expert” under federal securities laws. The Board has adopted a written charter for the Audit Committee which states that the Audit Committee provides oversight regarding accounting, auditing and financial reporting practices of the Company. The Audit Committee selects and engages our independent registered public accounting firm to audit our annual consolidated financial statements and discusses with it the scope and results of the audit. The Audit Committee also discusses with the independent registered public accounting firm, and with management, financial accounting and reporting principles, policies and practices and the adequacy of the Company’s accounting, financial, operating and disclosure controls. The Audit Committee met eleven times during 2015.

Item 11. Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Introduction

This is the Compensation Discussion and Analysis (or CD&A) section of this report. In this section, we explain and analyze the executive compensation program that applied to our named executive officers for 2015, including the compensation awarded to or earned by our named executive officers for 2015 and the compensation philosophy established and decisions made by our Compensation Committee for 2015. This Compensation Discussion and Analysis should be read in conjunction with the tabular disclosures beginning with the 2015 Summary Compensation Table below. For 2015, our named executive officers were:

•

Thomas B. Mangas, our current Chief Executive Officer (since December 31, 2015) and a Director (since January 19, 2016). Mr. Mangas was our former Executive Vice President and Chief Financial Officer until December 30, 2015;

•	Martha C. Poulter, our Executive Vice President & Chief Information Officer;

•	Sergio D. Rivera, our President, The Americas;

•

Alan M. Schnaid, our Senior Vice President, Chief Financial Officer and Principal Accounting Officer (since December 31, 2015). Mr. Schnaid was our former Senior Vice President, Corporate Controller and Principal Accounting Officer until December 30, 2015;

•	Simon M. Turner, our President, Global Development;

•	Adam M. Aron, our former Interim Chief Executive Officer (from February 14, 2015 until December 30, 2015); and

•	Frits van Paasschen, our former President and Chief Executive Officer (until February 13, 2015).

Executive Summary

Executive Officer Transitions

On February 13, 2015, Mr. van Paasschen resigned as our President and Chief Executive Officer and as a member of our Board. One day later, on February 14, 2015, Mr. Aron was appointed as our Chief Executive Officer on an interim basis, and he served in this position until his resignation became effective December 30, 2015. Effective December 31, 2015, Mr. Mangas, who served as our Chief Financial Officer until December 30, 2015, was appointed as our new Chief Executive Officer. Mr. Schnaid was appointed to succeed Mr. Mangas as our Chief Financial Officer effective December 31, 2015. As a result of these transitions, our CD&A and the related compensation tables and narratives cover seven named executive officers for 2015 and analyze a variety of compensation decisions and actions, some of which were made specifically as a result of these transition events.

Not all of our named executive officers participated in, or received, all of the compensation elements described in this CD&A. For example, Mr. van Paasschen did not participate in many of our standard compensation programs due to his departure relatively early in 2015, and Mr. Aron did not participate in all of the same programs in which most of our other named executive officers participated in 2015 due to his interim status during his employment with us. When discussing each compensation element in this CD&A, we will explain the degree to which each named executive officer participated in, or was eligible for, each standard or non-standard executive compensation program in effect during 2015.

Our Business

Starwood is one of the largest hotel and leisure companies in the world. We are a fully integrated owner, operator and franchisor of hotels, resorts and residences under the renowned brands: St. Regis®, The Luxury Collection®, W®, Westin®, Le Méridien®, Sheraton®, Tribute Portfolio™, Four Points® by Sheraton, Aloft®, and Element®, as well as through a partnership with Design Hotels™. Our revenue and earnings are derived primarily from hotel operations, which include management and other fees earned from hotels we manage pursuant to management contracts, the receipt of franchise and other fees and the operation of our owned hotels. Our hotel business is well represented in most major markets around the world, and it emphasizes the global operation of hotels and resorts primarily in the luxury and upper upscale segment of the lodging industry. At December 31, 2015, our hotel portfolio included 1,297 properties providing approximately 370,000 rooms in approximately 100 countries and 188,000 employees under our management at our owned and managed properties, vacation ownership resorts and corporate offices.

We conduct our hotel and leisure business both directly and through our subsidiaries. As of December 31, 2015, we also owned and operated a vacation ownership business, primarily conducted through Starwood Vacation Ownership, Inc., a premier provider of world-class vacation experiences through villa-style resorts and privileged access to Starwood brands (which we refer to as SVO). However, on October 28, 2015, we announced our entry into definitive agreements with Interval Leisure Group, Inc., a Delaware corporation (which we refer to as ILG), Iris Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ILG (which we refer to as Merger Sub), and Vistana Signature Experiences, Inc., a Delaware corporation and our wholly-owned subsidiary (which we refer to as Vistana), pursuant to which, among other things, (1) we and certain of our subsidiaries will engage in a series of transactions in which certain assets and liabilities constituting the vacation ownership business (including SVO and five hotels to be converted to timeshare properties) not currently owned by Vistana will be (a) sold directly to one or more subsidiaries of ILG or (b) otherwise conveyed pursuant to an internal restructuring to Vistana and entities that will become Vistana subsidiaries, in order to separate our vacation ownership business from our other businesses, (2) immediately after such separation, we will distribute to our stockholders on a pro rata basis all of the issued and outstanding shares of common stock, par value $0.01 per share, of Vistana held by us (which distribution we refer to as the Spin-Off), and (3) immediately after the Spin-Off, Vistana will merge with Merger Sub, with Vistana continuing as the surviving company and as a wholly-owned subsidiary of ILG. As a result of the foregoing transactions, our stockholders will own approximately 55% of the outstanding shares of ILG on a fully-diluted basis (with the existing stockholders of ILG owning approximately 45% of ILG on a fully-diluted basis).

In addition, on November 15, 2015, we announced the proposed sale of the Company in a series of transactions to Marriott International, Inc. (or Marriott), which transactions we refer to collectively as the Merger. Pursuant to the merger agreement with Marriott, as amended on March 20, 2016, our stockholders will receive 0.800 shares of Marriott common stock and $21.00 in cash for each share of our common stock held, without interest. At a special meeting of our stockholders held on April 8, 2016, our stockholders voted to approve the transactions contemplated by the merger agreement with Marriott.

2015 Pay Mix Analysis

An overwhelming portion of the target compensation for most of our named executive officers continued to be tied to either our financial or stock price performance during 2015. As a result, total compensation for 2015 for the named executive officers was again designed to increase as our performance goals were achieved and as our stock price increased. Actual levels of total compensation for these named executive officers, in particular their annual incentive payouts received at 102% of target for the Company financial portion, reflected our strong financial and operating results during 2015. For 2015, Mr. Aron’s compensation mix was comprised of the following, such that a total of approximately 88% of his compensation was “at risk”: base salary – 12%; annual incentive – 23%; and equity compensation – 65%. Mr. Mangas’ compensation mix (prior to assuming his current role on December 31, 2015) was comprised of the following, such that a total of approximately 81% of his compensation was “at risk”: base salary – 19%; annual incentive – 19%; and long-term incentive – 61%. The average compensation mix of the other named executive officers (other than Mr. van Paasschen and utilizing Mr. Schnaid’s pre-December 31, 2015 compensation) was comprised of the following, such that an average of approximately 77% of their compensation was “at risk”: base salary – 23%; annual incentive – 22%; and long-term incentive – 56%.

Consideration of 2015 Say-on-Pay Voting Results

Since our 2011 annual meeting of stockholders, we have provided our stockholders with the opportunity to cast a non-binding advisory vote regarding the compensation of our named executive officers as disclosed in the proxy statement for that annual meeting of stockholders. In 2015, our stockholders overwhelmingly approved the proposal, with over 98% of the votes cast favoring the proposal. In fact, for each of the past five years, at least 96% of the votes cast have been voted in favor of the proposal. The Compensation Committee considered the strong support for our say-on-pay proposal since 2011 as evidence of our stockholders’ continuing support for the named executive officer compensation decisions and actions of the Compensation Committee. As a result, the Compensation Committee did not make any material changes in the general structure of our named executive officer compensation program for 2015 or 2016 that were prompted specifically by the results of our 2015 say-on-pay vote. However, as noted throughout this CD&A, the Compensation Committee did provide Mr. Aron with a separate executive compensation package for his service to us during 2015 due to his interim status as our principal executive officer.

Design and Operation of Starwood’s 2015 Executive Compensation Program

Program Objectives and Other Considerations

Objectives. As a consumer lifestyle company with a branded hotel portfolio at its core, we operate in a competitive, dynamic and challenging business environment. In step with this mission and environment, our compensation program for our named executive officers again had the following key objectives for 2015:

•

Attract and Retain: We seek to attract and retain talented executives from within and outside the hospitality industry who understand the importance of innovation, brand enhancement and consumer experience. We have been working to reinvent the hospitality industry, and one element of this endeavor has been to bring in key talent from other industries. This was especially evident in 2014 with our hiring of Mr. Mangas and Ms. Poulter. As a result, our overall program competitiveness must take other markets into account. To this end:

–

We broadly target total compensation opportunities at the median (50th percentile) of the market for target performance levels; however, we also review the range of values around the median, including out to the 25th and 75th percentiles. Despite our considerations of market benchmarks, we believe that benchmarking alone does not provide a complete basis for establishing compensation levels or design practices under our programs.

–

As a result, actual individual compensation may be above or below our targeted levels based on Company and individual performance, key responsibilities, unique market demands, and experience level, as analyzed each year and as further described below.

•

Motivate: We seek to motivate our executives to sustain high performance and achieve our financial and individual goals over the course of business cycles in various market conditions. However, our compensation programs are designed not to encourage excessive risk taking, and we assess compensation-related risk annually. In addition, we use multiple performance metrics, have caps on our incentive programs, require significant stock ownership by a number of executives, and have a clawback policy that allows us to recoup incentives paid in the event of a financial restatement. See the section entitled Potential Impact on Compensation for Executive Misconduct below in this report for more information.

•

Align Interests: We endeavor to align the investment interests of stockholders and the compensation interests of our executives by linking a significant portion of the executive compensation to our annual business results and stock performance. Moreover, we strive to keep the executive compensation program transparent, in line with market practices and consistent with the highest standards of corporate governance practices. The Compensation Committee’s decisions in recent years to eliminate perquisite and excise tax gross-ups for new employment agreements, to adopt our anti-hedging and anti-pledging policies, and to provide more of our named executive officers’ long-term incentive compensation in the form of performance-based awards have helped us achieve these goals and better align compensation with the creation and preservation of stockholder value.

What the Program Intends to Reward.    In general, our executive compensation program is strongly weighted towards variable compensation tied to our annual business results and stock performance. Specifically, our compensation program for our named executive officers is designed to help ensure the following:

•

Alignment with Stockholders: A significant portion of named executive officer compensation is delivered in the form of equity incentives with significant performance or vesting requirements, ensuring that long-term compensation is strongly linked to stockholder returns. Further, our executive officers, including most of our named executive officers, are (or were) required to own a specified amount of Company stock. See the section entitled Share Ownership Guidelines below in this report for more information.

•	Achievement of Company Financial Objectives: A significant portion of named executive officer compensation is tied directly to our financial performance.

•

Achievement of Individual Performance:    Generally, a portion of our named executive officer compensation depends on individual performance evaluations and the achievement of individual objectives that align with the execution of our business strategy, as well as demonstrated performance tied to our core leadership competencies that include team building and the development of future talent. These objectives may be related to, among others, operational excellence, brand enhancement, innovation, growth, cost containment/efficiency, customer experience and/or teamwork. See the section entitled Individual Performance below in this report for more information on the key individual performance evaluations for the named executive officers other than Messrs. Van Paasschen and Aron, as applicable, for 2015.

Roles and Responsibilities of Management and the Compensation Committee

For 2015, the Compensation Committee established and reviewed the compensation policies and programs for our executive officers, including our named executive officers, to ensure that they are compensated in a manner consistent with the objectives and principles outlined above. The Compensation Committee also reviewed and monitored our performance as it affected our employees and the overall compensation policies for our employees.

The Compensation Committee took the lead on annual (or new) compensation decisions for our named executive officers. Compensation Committee decisions with respect to the compensation of our former President and Chief Executive Officer, Mr. van Paasschen, including equity awards, were recommended to the Board, for the Board’s ratification. The Compensation Committee also took the lead in approving the compensation arrangements for Mr. Aron, who became our Chief Executive Officer on an interim basis early in 2015, and Messrs. Mangas and Schnaid, who assumed their current roles effective December 31, 2015. In February 2015, our management provided reviews and recommendations on named executive officers’ (other than Messrs. van Paasschen, Aron and Schnaid) compensation levels and program design for the Compensation Committee’s consideration. In addition, our management administered operational aspects of our compensation programs, policies and governance during 2015, and their direct responsibilities included:

•	providing an ongoing review of the effectiveness of our compensation programs, including competitiveness, and alignment with our objectives;

•	recommending changes to better align all program objectives during 2015; and

•	recommending pay levels, payouts and/or awards for named executive officers other than those serving as the Chief Executive Officer.

Management also prepared tally sheets that described and quantified all components of total compensation for most of our named executive officers, including salary, annual incentive compensation, long-term incentive compensation, deferred compensation, outstanding equity awards, benefits, perquisites and potential severance and change in control payments. In early 2015, the Compensation Committee reviewed and considered these tally sheets before making 2015 compensation decisions for our named executive officers other than Messrs. van Paasschen and Aron, but this review had no material impact on the Compensation Committee’s compensation decisions.

The Compensation Committee has the sole authority to retain and supervise one or more outside advisers, including outside counsel and consulting firms, to advise it on executive and director compensation matters and to terminate any retained adviser. In addition, the Compensation Committee has the sole authority to approve the fees of an outside adviser and other retention terms.

The Compensation Committee once again directly engaged Meridian Compensation Partners, LLC (or Meridian) to assist it in the review and determination of compensation awards to the named executive officers (including our former President and Chief Executive Officer) for the 2015 performance period. Meridian worked for the Compensation Committee in reviewing our compensation structure and the compensation structure of the companies in our peer group. See the section entitled Use of Peer Data below in this report. Meridian does not provide any services to management. Meridian has provided the Compensation Committee with assurances and confirmation of its independent status by means of a letter of independence that Meridian provides annually to the Compensation Committee, which is intended to reveal any potential or perceived conflicts of interest. Additionally, the Compensation Committee has assessed the independence of Meridian, as required under NYSE listing rules. The Compensation Committee has also considered and assessed all relevant factors, including but not limited to those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, that could give rise to a potential conflict of interest with respect to Meridian. Based on this review, the Compensation Committee is not aware of any conflicts of interest raised by the work performed by Meridian.

Primary Elements of 2015 Executive Compensation Program

The primary elements of our 2015 executive compensation program for our named executive officers were:

Element	Description	Purpose
Base Salary	• Fixed annual cash compensation based on competitive market levels when compared with peer companies and aligned with our compensation philosophy	• Enables us to continue to attract and retain critical senior executives from within and outside the hospitality industry by providing a minimum level of fixed compensation

Annual Incentive Compensation

•   Annual performance-based incentive awards earned under our Executive Plan or Annual Incentive Plan

•   Payouts earned based on performance versus a combination of adjusted EBITDA and adjusted EPS and individual performance

•   For Mr. Aron, discretionary equity award earned for his individual performance and the Company’s performance during 2015

• Directly links the achievement of our financial objectives and individual performance to executive pay

Long-Term Incentive Compensation	• Equity compensation awards (consisting of performance shares and/or restricted stock) made under our 2013 Long-Term Incentive Compensation Plan (or LTIP)

•   Grants of performance shares strongly tie equity compensation to returns experienced by our stockholders, providing a direct link between the investment interests of our stockholders and the compensation interests of our named executive officers, and restricted stock grants serve as a strong retention tool for our executive talent

Benefits and Perquisites

•   Retirement benefits in the form of a tax-qualified 401(k) plan, a non-qualified deferred compensation plan, a savings restoration plan, standard health and welfare benefits, and limited perquisites in the form of relocation assistance, car service and corporate aircraft use (for Messrs. van Paasschen and Aron), and (for Mr. van Paasschen) life insurance premium payments

•   Retirement benefits provide tax efficient vehicles to accumulate retirement savings, subject to limits on compensation under the Internal Revenue Code (or the Code) and in excess of those limits

•   Limited perquisites help attract and retain named executive officers

In addition, based on Mr. Van Paasschen’s departure from the Company during 2015, he received cash consulting fees, cash severance and payment for continued health care coverage after his departure from the Company.

Analysis of 2015 Named Executive Officer Compensation

Total compensation for certain of our named executive officers who were serving with us at both the start and end of 2015 (in other words, Ms. Poulter and Messrs. Mangas, Rivera, Turner and Schnaid, who we refer to as the continuing named executive officers) was (except for Mr. Schnaid) initially benchmarked against the peer group identified further below in this report at the 50th percentile, but individual elements of compensation and total compensation for them were established both above and below the 50th percentile benchmark based on the Compensation Committee’s other evaluations described below. Evaluated on this basis, the Compensation Committee believes the actual cash and equity compensation delivered for the 2015 performance year for the continuing named executive officers was appropriate in light of our overall 2015 business performance described above and its evaluation of the performance of the particular executives.

In addition, due to Mr. Aron assuming the role of Interim Chief Executive Officer for most of 2015, the Compensation Committee worked with its Chair and management during the year to provide Mr. Aron with a separate executive compensation package to fairly compensate him for his efforts following Mr. van Paasschen’s departure. We describe each of the compensation elements in more detail below and explain why we paid each element and how we determined the amount of each element for 2015, including how certain compensation elements provided to Messrs. van Paasschen, Aron and Schnaid differ from those provided to our other named executive officers.

2015 Base Salary

We believe it is essential to provide our named executive officers with competitive base salaries to attract and retain the critical senior executives needed to help drive our success. Base salaries for our continuing named executive officers (other than Mr. Schnaid) and Mr. van Paasschen in 2015 were initially benchmarked at the 50th percentile against similar positions among a group of peer companies developed by management and approved by the Compensation Committee after consultation with Meridian. The peer group consisted of similarly-sized hotel and property management companies as well as other companies representative of markets in which we compete for key executive talent. See the section entitled Use of Peer Data below in this report for a list of the peer companies used in this analysis.

We generally seek to position base salaries of our named executive officers at or near the median base salary of our peer group for similar positions, but also review the range of values around the median, including out to the 25th and 75th percentile, for reference purposes. See additional detail regarding base salaries in the table below. In the case of Messrs. Mangas and Aron and Ms. Poulter, these base salary evaluations were conducted at the time those officers joined the Company. Mr. Schnaid’s 2015 base salary was benchmarked in a manner substantially as described above, but because we did not expect his late 2015 promotion to Chief Financial Officer, Mr. Schnaid’s pre-promotion base salary was determined based on the 50th percentile for similar corporate controller and principal accounting officer positions as well as a review of the range of values around the median, including out to the 25th and 75th percentile, for reference purposes, among companies with revenue in excess of $5 billion included in a general industry survey provided by Towers Watson, the Company’s external compensation consultant. In the case of these companies, the survey utilized broad, industry-wide information and was a standard product offering of Towers Watson (rather than any sort of survey gathering project specifically requested by us). For this evaluation purpose, no specific peer group was used, as it was the compensation data produced by the survey information, rather than the identity of the individual companies participating in the survey, that was the most significant factor influencing the ultimate decision made with respect to Mr. Schnaid’s 2015 base salary. In addition, we established base salaries with each of Messrs. Aron, Mangas and Schnaid at the time they commenced serving as our Chief Executive Officer on an interim basis, Chief Executive Officer and Chief Financial Officer, respectively.

Base salaries for all continuing named executive officers (other than Messrs. Mangas and Schnaid) remained unchanged in 2015 from their 2014 annual rates. The Compensation Committee decided not to raise the 2015 salaries of these named executive officers as a way to continue to manage overall compensation at the median while taking into account the 25th and 75th percentile in accordance with its comparative analysis. Due to Mr. van Paasschen’s departure in early 2015, he was not considered for a base salary increase. In connection with Mr. Mangas and Mr. Schnaid’s assumption of increased responsibilities as Chief Executive Officer and Chief Financial Officer, respectively, each received an increase in 2016 base salary (effective as of December 31, 2015). On such date, Mr. Mangas’ base salary was increased to $1,000,000 (a 42.9% increase over his prior annual rate), and Mr. Schnaid’s base salary was increased to $500,000 (a 24.7% increase over his prior annual rate).

2015 Incentive Compensation

Incentive compensation generally consists of annual cash incentive awards under either our Executive Plan or our Annual Incentive Plan and long-term incentive compensation in the form of equity awards under our LTIP. For 2015, incentive compensation for our continuing named executive officers accounted for an average of approximately 77% of total compensation at target (81% for Mr. Mangas), with annual cash incentive compensation and long-term incentive compensation accounting for 22% and 56%, respectively (19% and 61% for Mr. Mangas, respectively). Due to Mr. van Paasschen’s departure in early 2015, he did not participate in our 2015 incentive compensation programs, but instead received as part of his severance benefits payment equal in value to one-sixth of what the Compensation Committee determined he would have earned under the Annual Incentive Plan for 2015 were he to remain employed for the entirety of 2015 based on actual performance results. We believe that the structure described above allowed us to provide each participating named executive officer with substantial incentive compensation opportunities for 2015 if performance objectives were met.

We believe that the chosen allocation between base salary and incentive compensation is appropriate and beneficial because it:

•	promotes our competitive position by allowing us generally to provide named executive officers with total compensation that reflects performance;

•	targets and attracts highly motivated and talented executives within and outside the hospitality industry;

•	aligns senior management’s interests with those of our stockholders;

•	promotes achievement of business and individual performance objectives; and

•	provides long-term incentives for named executive officers to remain in our employment.

2015 Annual Incentive Compensation Under Executive Plan. Annual cash incentive awards are a key part of our executive compensation program. For 2015, each continuing named executive officer (other than Mr. Schnaid) and Mr. Aron had an opportunity to receive a cash incentive award under the stockholder-approved Executive Plan. Mr. Schnaid received his cash incentive award opportunity under our non-stockholder-approved Annual Incentive Plan. Due to his departure from the Company in February 2015, Mr. van Paasschen received in severance a cash amount equal to one-sixth of the award the Compensation Committee determined he would have earned under the Annual Incentive Plan for 2015 were he to remain employed for the entirety of 2015, based on actual results for the year, as further described below.

Mr. Schnaid did not receive his 2015 cash incentive award opportunity under the Executive Plan because at the time his award opportunity was established it was not anticipated that he would be eligible to participate in the Executive Plan. Mr. Schnaid’s award was not structured to mirror the Executive Plan, and the description immediately following does not describe the process used to determine Mr. Schnaid’s 2015 annual incentive compensation award. For more information about Mr. Schnaid’s 2015 annual incentive compensation award, refer to the discussion below.

Viewed on a combined basis, once minimum performance is attained as applicable under the Executive Plan, the annual incentive payments attributable to both Company financial and individual performance can range from 0% to about 200% of target for continuing named executive officers (other than Mr. Schnaid). See additional detail regarding targets in the table below in this report and in the 2015 Grants of Plan-Based Awards Table below in this report.

Executive Plan Minimum Threshold.    Under the Executive Plan, for 2015, the Compensation Committee established in advance a threshold level of adjusted EBITDA that we had to achieve in order for any incentive to be paid under the Executive Plan (which we refer to as the EP Threshold). The Executive Plan also specified a maximum incentive amount, in dollars, that could be paid to any executive for 2015. When the threshold was established at the beginning of 2015, the achievement of the threshold was considered substantially uncertain. For 2015, the EP Threshold was $968,000,000, which was subsequently exceeded by $252,000,000.

Under the 2015 program, each continuing named executive officer participating in the Executive Plan could receive payment of an incentive award only if he or she remained employed by us on the award payment date in 2016 (in the case of Mr. Aron, the Compensation Committee permitted his continued participation in the Executive Plan despite his departure from the Company on December 30, 2015). However, subject to attaining the EP Threshold for 2015, pro rata awards could be paid at the discretion of the Compensation Committee in the event of death, disability, retirement or other prior termination of employment.

Once the EP Threshold was achieved, the maximum annual incentive amount specified in the Executive Plan became available for each continuing named executive officer participating in the Executive Plan (as well as Mr. Aron) and the Compensation Committee applied its discretion to reduce such amount to determine the actual incentive amount for each individual.

To determine the actual incentive to be paid for 2015 under the Executive Plan and the Annual Incentive Plan, the Compensation Committee and management established specific annual Company financial and (in most cases) individual performance goals and a related target incentive amount for each continuing named executive officer and Mr. Aron (plus a maximum payout level for each participating named executive officer despite the higher maximum annual incentive amount specified in the Executive Plan). The applicable financial and individual goals are described below. Based on its evaluation of 2015 performance, the Compensation Committee approved and authorized payout of at least 80% of the target annual incentive awards under the Annual Incentive Plan in December 2015, with the remainder of the payout subsequently approved and authorized under the Annual Incentive Plan in February 2016.

Additional Performance Criteria.    Since the EP Threshold under the Executive Plan was met for 2015, our performance in comparison to the financial goals and (in most cases) individual performance for the year as evaluated by the Compensation Committee and management was then used as guidance to determine the actual incentive payout for each continuing named executive officer (other than Mr. Schnaid) and for Mr. Aron. Performance against the financial goals determined 75% of each such continuing named executive officer’s total target annual incentive payout (100% in the case of Mr. Aron), with the remaining 25% based on individual performance (0% in the case of Mr. Aron). The total annual incentive payout for both financial and individual (if applicable) portions is capped at 200% of target (150% in the case of Mr. Aron, due to contractual agreement). The Compensation Committee’s process for determining annual incentive awards under the Executive Plan for the continuing named executive officers (other than Mr. Schnaid) and Mr. Aron for fiscal 2015 is described below.

Financial Goals.    Our financial goals for our named executive officers under the Executive Plan consisted of adjusted EBITDA and adjusted EPS goals, with each criteria accounting for half of the financial goal portion of the annual incentive awards. We deemed adjusted EBITDA and adjusted EPS to be the most appropriate metrics to measure performance and we have consistently used these metrics since 2009. As the Compensation Committee generally sets target incentive award opportunities above the median and monitors awards around the median among our peer group, our financial and individual goals to achieve such award levels are considered challenging but achievable, representing requirements for a superior level of performance. Consistent with maintaining these high standards and subject to achieving the EP Threshold, the Compensation Committee identified mandatory and objective adjustments that would be applied to the financial goals for 2015 if we experienced exceptional circumstances (as examples, a Company restructuring or unanticipated accounting changes).

Once the EP Threshold was achieved, actual incentives paid to the named executive officers participating in the Executive Plan for financial performance could have ranged from 0% to 200% (150% in the case of Mr. Aron, due to contractual agreement) of the pre-determined target incentive opportunities for this category of performance, as determined by the Compensation Committee. As noted above, since the EP Threshold was achieved for 2015, the maximum annual incentive amount specified in the Executive Plan became available for award. The maximum incentive payout for the applicable Company financial performance metric was limited to 200% of target (150% in the case of Mr. Aron, due to contractual agreement), however, and the Compensation Committee reserved the ability to apply its discretion to reduce such amount to the actual incentive amount for each continuing named executive officer. The Compensation Committee did not apply this negative discretion approach based on individual performance when determining the final annual incentive payout for Mr. Aron (instead determining to pay him based on actual Company financial performance under the Annual Incentive Plan) or Mr. van Paasschen (instead paying him cash severance equal in value to one-sixth of the award the Compensation Committee determined he would have earned under the Annual Incentive Plan based on actual Company financial performance were he to remain employed for the entirety of 2015). The table below sets forth for each metric the performance levels for 2015 that would have resulted in 100% annual incentive payout (or target), the minimum performance level (or minimum) that would have resulted in a 40% (of target) annual incentive payout and the maximum that would have resulted in a 200% (of target) (150% in the case of Mr. Aron, due to contractual agreement) annual incentive payout under the Executive Plan. In addition, the table sets forth the approximate mid-points of potential payouts between the minimum to target and target to maximum opportunities and indicates the related required performance level (straight-line interpolation between levels) under the Executive Plan:

	Minimum (40%)	Mid-point (70%)	Target (100%)	Mid-point (150%)	Maximum (200%)	Actual
Adjusted earnings per share	$1.21	$2.12	$3.03	$4.55	$6.06	$3.10
Adjusted Company EBITDA	$484,000,000	$847,000,000	$1,210,000,000	$1,815,000,000	$2,420,000,000	$1,220,000,000

The Compensation Committee determined that the adjusted EBITDA and adjusted EPS performance goals (for minimum, target and maximum performance) represented a sufficient level of difficulty of achievement and were appropriately calibrated based on a thorough goal-setting process, which included a review of budgeted 2015 performance, actual and target levels of performance in prior years and the corresponding payouts resulting from the various performance levels.

For the 2015 performance period, adjusted EBITDA (which exceeded the EP Threshold) for purposes of determining annual incentive awards under the Executive Plan was $1,220,000,000 (or 101% of target). For these purposes, EBITDA excludes the impact of asset sales, impairments, restructuring and other special charges (credits), changes in foreign exchange rates versus budgeted amounts and operational items that did not support the Company’s growth strategy. Adjusted EPS from continuing operations for 2015 for annual incentive purposes was $3.10 (or 102% of target), which also excludes tax benefits and charges related to non-core items. Using the metrics described above resulted in an initial payout eligibility under the Executive Plan of 102% of target for the Company financial portion of the annual incentives for the 2015 fiscal year for the participating named executive officers.

Individual Performance. The individual performance goals for our named executive officers under the Executive Plan (other than Messrs. Aron and Schnaid) for 2015 consisted of leadership, financial and competency objectives linking individual contributions to execution of our business strategy and major financial and operating goals. Mr. Aron did not have any individual performance goals associated with his annual incentive award opportunity for 2015, and Mr. Schnaid’s annual incentive award is discussed further below. As part of a structured process that cascades down throughout our Company, the individual performance objectives for the other named executive officers were developed at the beginning of 2015, and were then intended to align each executive with our strategic, operational and leadership plan. The portion of annual incentive awards attributable to individual management performance represented 25% of our participating named executive officers’ total target. Actual incentives paid to our participating named executive officers for individual performance could have ranged from 0% to 175% of the pre-determined target amount for this category of performance, as subjectively determined by the Compensation Committee. The individual performance goals were established at levels that the Compensation Committee believed were reasonably difficult to achieve relative to historical trends and future expectations, and generally required significant effort on the part of our participating named executive officers to achieve.

The following table sets forth, for each named executive officer, his or her salary at the time the target award was determined, target award as both a percentage of that salary and a dollar amount and actual award:

Name	Salary ($)	Award Target Relative to Salary (%)	Award Target ($)	Actual Award ($)
Mangas	700,000	100%	700,000	847,875
Poulter	700,000	100%	700,000	714,000
Rivera	749,696	100%	749,696	774,248
Schnaid(1)	400,932	65%	260,606	292,400
Turner	766,785	100%	766,785	821,227
Aron	1,000,000	200%	2,000,000	2,040,000
Van Paasschen(2)	1,250,000	200%	2,500,000	N/A
(1)	The annual incentive program that applied to Mr. Schnaid is further described below.
(2)

In connection with his separation from the Company, Mr. van Paasschen received cash severance of $425,000, which was an amount equal in value to one-sixth of the annual incentive the Compensation Committee determined he would have earned under the Annual Incentive Plan for 2015 were he to remain employed for the entirety of 2015.

Evaluation Process. In February 2016, Mr. Mangas, as Chief Executive Officer, along with Jeff Cava, the Company’s Executive Vice President and Chief Human Resources Officer, and with oversight and input from the Compensation Committee, conducted a formal performance review process to evaluate the performance of each continuing named executive officer (other than Mr. Schnaid) against such officer’s strategic/operational goals for 2015 through the Performance Management Process (or PMP), which resulted in a PMP rating for each officer. This PMP rating corresponded to a payout range under the Executive Plan that was determined by the Compensation Committee for 2015. In performing their review, in addition to the original performance goals established for such continuing named executive officers and their performance against such goals, Mr. Mangas and Mr. Cava took into consideration business developments during 2015 (primarily consisting of the spin-off and sale process of SVO, the exploration of strategic alternatives and sale process for the Company and the Chief Executive Officer transitions. These developments became additional priorities on which our named executive officers focused in 2015.

At the conclusion of the review process, Mr. Mangas submitted the recommendations to the Compensation Committee for final review and approval. In determining the actual award payable to each continuing named executive officer under the Executive Plan, the Compensation Committee both reviewed Mr. Mangas and reviewed Mr. Mangas’ and Mr. Cava’s evaluations of such continuing named executive officers and made a final subjective determination as to how each such continuing named executive officer performed against his or her key strategic/operational/leadership goals and generally toward overall Company performance for 2015. Similar to Mr. Mangas’ and Mr. Cava’s review, in addition to the original performance goals established for the continuing named executive officers (other than Mr. Schnaid) and their performance against such goals, the Compensation Committee also considered each named executive officer’s performance under the changing conditions and business events described above that affected the Company during 2015. The Compensation Committee also determined, based on management’s report, the extent to which our financial performance goals were achieved and whether we achieved the applicable minimum threshold required to pay annual incentive awards. Mr. Mangas also met in executive session with the Board to inform the Board of his and Mr. Cava’s performance assessments regarding the continuing named executive officers (other than Mr. Schnaid) and the basis for the compensation recommendations presented to the Compensation Committee. The evaluation of those continuing named executive officers and Mr. Mangas with respect to each executive’s key accomplishments for 2015 is described below.

Mr. Mangas’ key accomplishments for the 2015 performance year:

•

Delivered strong financial returns, including adjusted EBITDA of $1.197 billion, and adjusted EPS of $3.11, while reducing the Company’s selling, general, administrative and other costs by 3.5% compared to 2014;

•

Enhanced our capital deployment strategy to increase net room growth, and exceeded Company management and franchise contract signing objectives by signing 321 hotel management and franchise deals, including for 220 new hotels, with approximately 45,800 rooms, and 101 renewals and change of ownership deals, with approximately 29,600 rooms;

•

Successfully executed a capital allocation strategy and ensured an adequate capital structure for the Company, including maintaining optimal target leverage levels and returning approximately $626 million to stockholders through share repurchases and dividends; and

•

Successfully conducted a full review of strategic alternatives for the Company, including a potential sale of the Company, which culminated in the entering into a merger agreement with Marriott, and successfully drove the spin-off and sale process of SVO, which culminated in the execution of a separation and merger agreement with ILG.

Ms. Poulter’s key accomplishments for the 2015 performance year:

•

Supported business growth, including the creation of the technology platform for the launching of the Design Hotels partnership, and the completion of key hotel systems and data conversions into Tribute Portfolio hotels or other Starwood branded hotels;

•

Successfully contained technology costs in connection with key company initiatives, including technology upgrades and refreshes and key vendor negotiations including the renewal of the Company’s contract with Accenture;

•	Strengthened information security and compliance performance, including by strengthening our property security model, remediating high priority areas, and enhancing security capabilities; and

•

Strategically enhanced the Company’s long-term technology capabilities by creating a longer term planning horizon, increasing the use of agile tools and methodology, and leveraging external partnerships for innovation, development, and quality assurance.

Mr. Rivera’s key accomplishments for the 2015 performance year:

•	Delivered strong financial results, including segment earnings of $691 million for The Americas;

•	Successfully operated The Americas segment, including 719 hotels (representing approximately 207,100 rooms), exceeding the net room growth target for The Americas;

•	Opened 47 new hotels and signed approximately 103 new hotel management and franchise deals (representing approximately 19,000 rooms); and

•	Successfully drove the sale process for SVO.

Mr. Turner’s key accomplishments for the 2015 performance year:

•

Exceeded Company objectives for new hotels by signing a record number of 220 incremental management and franchise deals (representing approximately 45,800 rooms), while achieving record contract value for SG&A expenses;

•	Exceeded Company objectives for renewals and change of ownership deals, signing 101 non-incremental hotel management and franchise deals (representing approximately 29,600 rooms);

•	Opened a record number of new hotels, adding 105 hotels (representing approximately 22,500 rooms) to the Company’s footprint, the result of prior years’ deal signings; and

•

Exceeded asset disposition targets, generating over $820 million in gross proceeds from the sale of wholly owned hotels and other property ownership interests, and positioned certain of the Company’s owned hotels for 2016 strategic disposition.

As discussed above, certain business events during 2015 prompted our named executive officers to focus on priorities significantly different from those listed above. To that end, while the individual performance achievements described above were factors in determining final annual incentive award payouts for the continuing named executive officers for 2015, they were only a part of the overall consideration with respect to the individual performance portion of the annual incentives.

In light of the Compensation Committee’s assessments of the continuing named executive officers’ overall performance for 2015 (other than Mr. Schnaid), the Compensation Committee awarded them the following payouts as a percentage of target for the individual performance portion of their annual incentives: Mr. Mangas, 175% of target; Ms. Poulter, 100% of target; Mr. Rivera, 105% of target; and Mr. Turner, 120% of target. As a result, these continuing named executive officers and Mr. Aron received the following total annual incentives, expressed in dollars and as a percentage of overall annual incentive target: Mr. Mangas, $847,875, representing 121% of his overall annual incentive target; Ms. Poulter, $714,000, representing 102% of her overall annual incentive target; Mr. Rivera, $774,248, representing 103% of his overall annual incentive target; Mr. Turner, $821,227, representing 107% of his overall annual incentive target; and Mr. Aron, $2,040,000, representing 102% of his overall annual incentive target. In light of Mr. van Paasschen’s separation arrangement and our financial performance for 2015 under the Annual Incentive Plan, the Compensation Committee provided him with a cash severance payment equal in value to one-sixth of what the Compensation Committee determined he would have earned as his 2015 incentive under the Annual Incentive Plan had he remained employed for the entirety of 2015 based on actual performance results ($425,000).

2015 Annual Bonus Compensation for Mr. Schnaid. Mr. Schnaid received his annual cash incentive award opportunity for 2015 under the Annual Incentive Plan. Mr. Schnaid’s 2015 target incentive opportunity was established at 65% of his base salary (consistent with his award in prior years), and his opportunity ranged from 0% to 200% of this target amount. This incentive opportunity level was set at the target annual incentive level established for other Company employees within the same salary range (or band) as Mr. Schnaid. This level is checked by the Company for general purposes against market every one to three years by using the Towers Watson survey information for companies with revenues similar to us (as discussed above). This evaluation for annual incentive purposes was last conducted in 2014 with respect to the range as a whole, rather than specific job titles or responsibilities. For this evaluation purpose, no peer group was used, as it was the compensation data produced by the survey information among companies with revenue in excess of $5 billion included in a general industry survey provided by Towers Watson, rather than the identity of the individual companies participating in the survey, that was the most significant factor under this general review.

At the beginning of 2015, the Principal Accounting Officer goals under the Executive Plan were identified as general (rather than specific) guidelines for Mr. Schnaid’s performance during 2015. In addition, Mr. Schnaid was generally aware of both the adjusted EPS and adjusted EBITDA goals established under the Executive Plan as described above. Following the end of 2015, Mr. Mangas determined Mr. Schnaid’s annual incentive payout based on evaluation of Company performance as described above for the Executive Plan (weighted 50%) and his subjective evaluation of Mr. Schnaid’s overall performance during 2015 (weighted 50%). Mr. Mangas also gave significant consideration to the annual incentive payouts made to Mr. Mangas’ other direct reports but Mr. Schnaid’s performance with respect to the goals described above had no material impact on Mr. Mangas’ evaluation, and as a result had no material impact on the final annual incentive payout determined for, or awarded to, Mr. Schnaid. The annual incentive payout for Mr. Schnaid that was determined by Mr. Mangas (112% of target, for a payout of $292,400) was subsequently communicated to, and reviewed by, the Compensation Committee.

Annual awards made to our named executive officers with respect to 2015 performance are reflected in the 2015 Summary Compensation Table below in this report.

2014 Special Cash Retention Award for Mr. Schnaid. In July 2014, the Compensation Committee provided a time-based retention bonus opportunity for Mr. Schnaid in recognition of his assumption of Interim Chief Financial Officer duties and responsibilities while our Chief Financial Officer position remained open. The special bonus opportunity was $255,496, which was equal to his target annual incentive opportunity (65% of his base salary). Half of the award was earned for Mr. Schnaid’s service through the hiring of Mr. Mangas, and the remaining 50% of the award was earned for his service through the six-month period following the payment of the first half of the award. In consultation with Meridian, the Compensation Committee determined that the form, design and amount of this special retention bonus was fair and necessary to compensate Mr. Schnaid for agreeing to take on this additional role and responsibilities during 2014 given that Mr. Schnaid’s other compensation elements were not adjusted during 2014 for this change in role and responsibilities. In February 2015, the Compensation Committee increased the second portion of this award from $127,748 to $160,000 because of Mr. Schnaid’s excellent performance as Interim Chief Financial Officer as well as the level at which he continued to perform his duties as Corporate Controller and Principal Accounting Officer while assisting Mr. Mangas in his transition to Chief Financial Officer.

2014 One-Time Cash Retention Payment for Ms. Poulter. As an additional portion of Ms. Poulter’s new hire compensation package designed to attract and retain her in her new position, in 2014 the Compensation Committee determined to award Ms. Poulter a one-time cash retention payment opportunity equal in value to $1,500,000. This cash bonus was primarily intended to offset part of Ms. Poulter’s forfeited compensation from her prior employer. The amount of this cash retention opportunity was determined by the Compensation Committee based on advice from Meridian as necessary and sufficient to attract and retain Ms. Poulter. The cash retention payment will be paid to Ms. Poulter only if she remains employed with us for at least three years, subject to accelerated vesting for reasons including termination by us without cause, Ms. Poulter’s disability or death or Ms. Poulter’s resignation for good reason in connection with a change in control of the Company.

2015 Long-Term Incentive Compensation. Like the annual incentives described above, long-term incentives are generally a key part of our named executive officer compensation program. Long-term incentive compensation for our continuing named executive officers for 2015 consisted entirely of equity compensation awards granted in February 2015 under our LTIP following the announcement of our 2014 earnings, and these awards again consisted in substantial amount of performance share awards. On average, approximately 57% of total compensation at target award levels for 2015 was equity-based long-term incentive compensation. The Compensation Committee did not grant any long-term incentive equity awards to Messrs. Aron and van Paasschen in 2015.

In 2015, as in prior years, for all continuing named executive officers, the Compensation Committee used a grant approach in which the long-term award was articulated as a dollar value. Under this approach, an overall award value was determined for each continuing named executive officer based upon our compensation strategy and competitive market positioning. For 2015, these values were as follows: Mr. Mangas, $2,300,000; Ms. Poulter, $1,800,000; Mr. Rivera, $1,800,000; Mr. Schnaid (determined prior to his assumption of the role of Chief Financial Officer), $400,000; and Mr. Turner, $2,300,000.

Normal Course Performance-Based Equity Awards.    The Compensation Committee approved the introduction of performance shares as a relative performance-based equity vehicle for our named executive officers starting in 2013, and continued this practice in 2014 and 2015. These performance share awards are designed to enhance our already strong “pay for performance” philosophy and help ensure that key executives’ interests are closely aligned with long-term stockholder objectives and expectations. Our performance shares are designed to:

•	Keep our long-term equity incentive program in line with best practices;

•	Link executive reward opportunities to our performance, especially in relation to peer companies;

•	Support global strategic business objectives, long-term growth and key metrics of performance;

•	Reward behaviors that are in our best long-term interest;

•	Meet external expectations of our stockholders; and

•	Ensure we are delivering stockholder value creation.

Performance shares represent an element of compensation for the continuing named executive officers that will be earned based on our performance relative to peers in terms of total stockholder return, and thus by design significantly enhance our link between executive pay and Company performance for our stockholders. Performance shares will be earned and settled in shares at varying levels based on relative total stockholder return (or TSR) results over a three-year performance cycle (2015 through 2017). If our performance relative to the specifically-defined peer group is in the bottom quartile, our continuing named executive officers will not receive any payout for their performance shares. In addition, in the event that cumulative TSR is negative at the end of a performance cycle, payout will be capped at 150% of target. Performance placing us between the 25th percentile and 80th percentile of a comparator group of companies defined in the performance share grants will result in payout of between 0% and 200% of target. The table below outlines the level of payout resulting from varying levels of performance between the 25th and 80th percentile (straight-line interpolation between levels):

Percentile Ranking based on Three-Year Relative TSR vs. Peer Group	Percent of Shares Earned (% of target)
80th or above	200%
65th	150%
50th (Median)	100%
35th	50%
25th or below	0%

Dividend equivalents will accrue during the performance cycle and will be credited in the same proportion on the performance shares but will be paid in cash only after the performance cycle ends and only to the extent that performance shares are actually earned. For our 2015 performance share awards, upon advice from Meridian, the Compensation Committee selected the following entities in the hospitality, real estate investment trust and gaming industries to serve as the peer group against which we will evaluate our three-year TSR results for 2015-2017:

Peer Group Entity
• Accor SA	• Kimco Realty Corporation
• Belmond LTD (formerly known as Orient Express)	• Las Vegas Sands Corp.
• Carnival Corporation	• Marriott International, Inc.
• Choice Hotels International, Inc.	• MGM Resorts International
• Darden Restaurants, Inc.	• Royal Caribbean Cruises Ltd.
• General Growth Properties, Inc.	• Ryman Hospitality Properties, Inc.
• Hilton Worldwide Holdings Inc.	• Simon Property Group, Inc.
• Hospitality Properties, Inc.	• Vail Resorts, Inc.
• Host Hotels and Resorts, Inc.	• Wyndham Worldwide Corporation
• Hyatt Hotels Corporation	• Wynn Resorts, Limited
• InterContinental Hotels Group PLC

This peer group is the same as the peer group used for the 2014 performance share awards. We note, however, that the peer group against which relative TSR performance will be measured is different from the compensation benchmarking peer group outlined in the section entitled Use of Peer Data below in this report. The Compensation Committee again considered it appropriate to use a different peer group for this purpose in order to measure performance against those companies with whom we compete for business rather than those with whom we compete for talent. The peer group used for measuring relative TSR performance also reflects companies that are subject to similar economic cycles as us, therefore providing a fair reflection of performance over the three-year performance cycle.

Based on market data and advice provided by Meridian, the Compensation Committee determined the appropriate mix of performance shares and restricted stock to be granted to our named executive officers. For 2015, the Compensation Committee determined that a split of 50% of performance shares and 50% of restricted stock awards was the appropriate balance for the participating named executive officers (other than Messrs. Rivera, Aron and Schnaid). The Compensation Committee determined that a split of 40% performance shares and 60% restricted stock was appropriate for Mr. Rivera (due to his position as a Division President), Mr. Aron received only shares of our common stock due to his status as an interim officer, and Mr. Schnaid received 20% performance shares and 80% restricted stock, in line with other Company employees within the same compensation range at the time of grant.

Time-Based Equity Awards.    Restricted stock awards provide some measure of mitigation of business cyclicality while maintaining a direct tie to share price, and provide a strong retention incentive for our executive talent. Recognizing that a significant percentage of the annual equity grant for our continuing named executive officers is performance-based, and thus at risk on a “cliff” basis, the 2015 restricted stock awards vest evenly over three years. The number of performance shares and shares of restricted stock actually awarded for the February 2015 grant was calculated by dividing the appropriate percentage of the award value by the closing price of a share as of the day prior to the grant date. Based on the factors set forth above, including our performance, and the individual performance of each named executive officer in 2014 (as discussed in our 2015 proxy statement), the Compensation Committee believes that the quantity of, and value represented by, our equity award grants in 2015 were appropriate.

Equity Award for Mr. Aron.    As noted above, due to his early 2015 appointment as our Interim Chief Executive Officer, the Compensation Committee decided to provide Mr. Aron, under his employment agreement, with an opportunity to earn a discretionary grant of restricted stock under the LTIP with a value of $5,500,000 (based on the closing price of Company common stock on February 13, 2015) to be determined based upon the Board’s look-back assessment of Mr. Aron’s individual performance and our Company performance during 2015. Pursuant to the Separation Agreement entered into with Mr. Aron on December 15, 2015 (as discussed further below), on December 30, 2015, the Compensation Committee granted Mr. Aron 70,019 fully vested shares of Company common stock in full satisfaction of the obligation to deliver restricted stock under the employment agreement.

Payouts of 2013 Performance Share Grants.    Each of Messrs. Rivera, Turner and van Paasschen earned performance shares originally granted on February 28, 2013 (or the 2013 Performance Shares), which were paid to such named executive officers in February 2016. The number of performance shares each such named executive officer earned was based on the relative TSR performance of the Company over the three-year performance period ended on December 31, 2015. The peer group against which TSR was compared was comprised of the same companies as the peer group for 2015 performance share awards, except that Hilton Worldwide Holdings Inc. was not included because it had not yet completed its initial public offering at the time the peer group was established for the 2013 Performance Shares. The 2013 Performance Shares were subject to the same payout matrix that applies to the 2015 performance share grants, with potential payouts ranging from 0% (for performance in the bottom quartile of the peer group) to 200% (for performance in the 80th percentile of the peer group or above). After the end of the performance period, the Compensation Committee determined that the Company’s 2013-2015 TSR was 41.64%, ranking the Company at the 25.48th percentile with respect to relative TSR against the peer group. As a result, such named executive officers earned a payout of 2.39% of the target number of performance shares (238 shares for Mr. Rivera, 556 shares for Mr. Turner and 954 shares for Mr. van Paasschen). The shares received by Mr. van Paasschen reflect two-thirds of the number of shares that he would have earned had he remained employed by the Company until the date of payment, pursuant to the terms of the van Paasschen Separation Agreement (as defined below). The 2013 Performance Shares were settled in shares of the Company’s common stock. In addition, each such named executive officer received a cash dividend equivalent payment equal to the aggregate amount of dividends per share declared and paid to the Company’s stockholders on our common stock from the beginning of the performance period through the payout of the 2013 Performance Shares, multiplied by the number of performance shares actually earned by such named executive officer.

Other Cash Payments or Awards

Separation Arrangement with Mr. van Paasschen.    Pursuant to Mr. van Paasschen’s Separation Agreement and General Release (as further described below), following Mr. van Paasschen’s termination of employment on February 28, 2015, Mr. van Paasschen continued to serve the Company as a consultant through May 31, 2015. During that period, Mr. van Paasschen was paid a monthly consulting fee equal to $104,167, and received reimbursements for certain business expenses. In addition, Mr. van Paasschen was entitled to certain severance compensation and benefits, as further described below under the section titled Certain One Time Payments Upon Termination of Employment.

Separation Arrangement with Mr. Aron.    Pursuant to Mr. Aron’s Separation Agreement (as further described below), following Mr. Aron’s termination of employment on December 30, 2015, Mr. Aron received certain severance compensation and benefits, as further described below under the section titled Certain One Time Payments Upon Termination of Employment.

Retention Award for Mr. Schnaid.    During 2015, the Compensation Committee approved a retention bonus for Mr. Schnaid equal to 50% of his base salary. In December 2015, pursuant to Mr. Schnaid’s employment arrangement letter (which is further described below), the Company and Mr. Schnaid agreed that his retention bonus would be fixed at $200,000. The retention bonus will become payable after a “change in control” of the Company (as defined in Mr. Schnaid’s retention letter), subject to Mr. Schnaid’s continued employment through such date (or, if the Company determines that it will not pursue a “change in control,” on September 30, 2016), or upon Mr. Schnaid’s termination of employment without “cause” or resignation for “good reason” (each as defined in Mr. Schnaid’s retention letter). For purposes of Mr. Schnaid’s retention letter, “cause” generally means Mr. Schnaid’s: (1) material breach of, or failure to perform his duties, responsibilities or obligations or material breach of any of our policies or practices; (2) failure or refusal to follow any lawful order or direction by us; (3) act or omission that constitutes fraud, dishonesty, breach of trust, gross negligence, civil or criminal illegality or other conduct or behavior that could subject us or any of our affiliates to civil or criminal liability or otherwise adversely affect our and their business, interests or reputations; or (4) failure to accept a new position that, if accepted, would not give Mr. Schnaid the right to initiate the termination of his employment for “good reason” (as defined in Mr. Schnaid’s retention letter). “Good reason” for purposes of Mr. Schnaid’s retention letter generally means: (1) a material diminution in Mr. Schnaid’s authority, duties or responsibilities; (2) a material diminution in Mr. Schnaid’s combined annual base salary and target annual incentive award, without a comparable increase in other target annual compensation; or (3) relocation of Mr. Schnaid’s principal place of employment by more than 50 miles. If an event constituting good reason is alleged to exist, we will be provided the opportunity to cure such alleged event. In the event that the bonus becomes payable as a result of Mr. Schnaid’s termination without “cause” or resignation for “good reason,” receipt is subject to certain restrictive covenants and execution of a severance agreement with the Company, including a general release of claims.

Benefits and Perquisites

Base salary and incentive compensation were supplemented for 2015 by limited benefits and perquisites, as described below.

Perquisites.    As reflected in the 2015 Summary Compensation Table below in this report, we provide certain limited perquisites to select named executive officers when necessary to provide an appropriate compensation package, including in connection with enabling the executives and their families to smoothly transition from previous positions which may require relocation. For example, prior to May 2015 Messrs. van Paasschen and Aron, our former President and Chief Executive Officer and our former Interim Chief Executive Officer, respectively, were able to use our company airplane whenever reasonable for both personal and business travel and our other named executive officers could use the airplane whenever air travel was required for business. Depending on availability, family members of executive officers were permitted to accompany our executives on our company airplane. We also provided Messrs. van Paasschen and Aron with the use of a driver and car service in the New York metropolitan area for business purposes (including commuting to and from work). The cost of these perquisites is imputed as income to the executive and the incremental fair value for such travel is included in the “All Other Compensation” column in the 2015 Summary Compensation Table below in this report. The executive is fully and personally responsible, however, for any associated tax liability under the terms of his employment agreement or arrangement.

Retirement Benefits.    We maintain a tax-qualified retirement savings plan pursuant to Code Section 401(k) (which plan we refer to as the Savings Plan) for a broadly-defined group of eligible employees that includes the named executive officers. Eligible employees may contribute a portion of their eligible compensation to the Savings Plan on a before-tax basis, subject to certain limitations prescribed by the Code. We match 100% of the first 1% of eligible compensation and 50% of the next 6% of eligible compensation that an eligible employee contributes. These matching contributions, as adjusted for related investment returns, become fully vested upon the eligible employee’s completion of two years of service with us. Our named executive officers, in addition to certain other eligible employees, are permitted to make additional deferrals of base pay and regular annual incentive awards under our nonqualified deferred compensation plan under which deferrals are not matched. Additionally, during 2013, we adopted a Savings Restoration Plan that provides certain eligible employees, including our named executive officers, with a Company contribution of 4% of their annual plan-qualified earnings that are in excess of the Savings Plan limitations prescribed by the Code. These plans are discussed in further detail under the section entitled 2015 Nonqualified Deferred Compensation Table below in this report.

Change in Control Arrangements

Under Company policy, we are required to seek stockholder approval of severance agreements with executive officers that provide “Benefits” (as defined in the policy) in excess of 2.99 times base salary plus such officer’s most recent annual incentive award. All change in control arrangements entered into with our current named executive officers are similar to one another and do not provide for a tax gross-up if the benefits payable thereunder are subject to the excise tax under Section 280G of the Code. Instead, in such case, the benefits provided are reduced to the point that it would be more advantageous to the executive to pay the excise tax rather than reduce benefits further. These change in control arrangements are described in more detail in the section entitled Potential Payments Upon Termination or Change in Control below in this report. The change in control severance agreements are intended to promote stability and continuity of senior management. We believe that the provision of severance pay to these named executive officers upon a change in control aligns their interests with those of stockholders. By making severance pay available, we are able to mitigate executive concern over employment termination in the event of a change in control that benefits stockholders. In addition, the acceleration of future grants of equity compensation vesting only in connection with certain changes in control (or certain qualified terminations following certain changes in control) tracks market practices and provides these named executive officers with protection against equity forfeiture due to all-encompassing Company changes or subsequent qualifying terminations and ample incentive to achieve Company goals, including facilitating a sale of the Company at the highest possible price per share, which would benefit both stockholders and executives. In addition, we acknowledge that seeking a new senior position is a long and time-consuming process. The aggregate effect of our change in control provisions is intended to focus executives on maximizing value to stockholders. In addition, should a change in control occur, benefits will be paid only after a “double trigger” event as described in the section entitled Potential Payments Upon Termination or Change in Control below in this report. We believe benefit levels have been set to be competitive with peer group practices.

Employment Arrangements with Named Executive Officers

Employment Agreement with Mr. van Paasschen. During 2015, we were a party to an employment agreement with Mr. van Paasschen that ran through December 31, 2016, generally intended to renew on an annual basis unless otherwise terminated. In terms of material provisions, this agreement established certain basic terms of Mr. van Paasschen’s compensation arrangement with us, including a minimum base salary of $1,250,000, participation in our annual incentive program and long-term equity program at minimum participation levels (including annual target long-term equity award opportunities of $7,500,000), and entitlement to the perquisites and personal benefits described above plus our customary retirement and health and welfare benefits. The severance and related arrangements that were provided for under Mr. van Paasschen’s employment agreement were superseded by the terms of Mr. van Paasschen’s Separation Agreement and General Release, as described in more detail below and in the section entitled Potential Payments Upon Termination or Change in Control in this report.

Separation Agreement with Mr. van Paasschen. On February 17, 2015, we announced that Mr. van Paasschen had resigned as the President and Chief Executive Officer and as a member of the Board effective February 13, 2015. On February 16, 2015, Mr. van Paasschen entered into a Separation Agreement and General Release with us pursuant to which his employment continued until February 28, 2015 and he agreed to serve as a consultant to us from February 28, 2015 through May 31, 2015, and under which he has been entitled to receive certain payments and benefits. Our separation and consulting arrangements with Mr. van Paasschen are described in more detail above and in the section entitled Potential Payments Upon Termination or Change in Control below in this report.

Employment Agreement with Mr. Aron. Effective as of February 14, 2015, we were a party to an employment agreement with Mr. Aron that ran through February 14, 2016, unless otherwise terminated pursuant to the agreement’s terms. In terms of material provisions, this agreement established certain basic terms of Mr. Aron’s compensation arrangement with us as Interim Chief Executive Officer, including a minimum base salary of $1,000,000 per year, participation in our annual incentive program for 2015 at a target opportunity of $2,000,000 and maximum opportunity of $3,000,000, the 2016 stock grant opportunity described above, and entitlement to the perquisites and personal benefits described above plus our customary retirement and health and welfare benefits. The severance and related arrangements that were provided for under Mr. Aron’s employment agreement were superseded by the terms of Mr. Aron’s Separation Agreement, as described in more detail below and in the section entitled Potential Payments Upon Termination or Change in Control in this report.

Amendment to Mr. Mangas’ Severance Agreement. Effective as of May 27, 2015, we entered into an amendment to Mr. Mangas’ severance agreement, which severance agreement is described in more detail in the section entitled Potential Payments Upon Termination or Change in Control below in this report. Prior to the amendment, the severance agreement provided for severance compensation upon a qualifying termination of employment that included, among other things, a lump sum equal to two times Mr. Mangas’ base salary and the average of the annual bonuses earned by Mr. Mangas in the three fiscal years ending prior to the fiscal year of termination. The amendment clarified that, for purposes of determining such three-year average of annual bonus payments, the 2014 bonus would be considered to have been earned at the target level (without pro-ration), and any years during which Mr. Mangas was not employed by the Company would be disregarded.

Separation Agreement with Mr. Aron. On December 15, 2015, we announced that Mr. Aron would resign his position as Interim Chief Executive Officer and as a member of the Board effective December 30, 2015. On December 15, 2015, Mr. Aron entered into a Separation Agreement and General Release with us pursuant to which his employment continued until December 30, 2015 and under which he was entitled to receive certain payments and benefits. Our separation arrangement with Mr. Aron is described in more detail below in the section entitled Potential Payments Upon Termination or Change in Control below in this report.

Employment Arrangements with Mr. Mangas and Ms. Poulter. During 2014, we entered into employment arrangement letters with Mr. Mangas and Ms. Poulter in connection with their commencement of employment with us. These letters generally reflect their initial offers of employment and do not have a fixed term or expiration date, as both Mr. Mangas and Ms. Poulter are employees “at will.” In terms of material provisions, these letters established certain initial and basic terms of the officers’ current compensation arrangement with us, including minimum base salaries (reflected in the discussion and analysis above), participation in our annual incentive program and long-term equity program at minimum participation levels with respect to the annual incentive program (annual incentive target of 100% of base salary in 2015 and after), special one-time bonus, retention and equity arrangements, and entitlement to the perquisites and personal benefits described above, plus our customary retirement and health and welfare benefits. Mr. Mangas’ letter also provided for customary relocation assistance. Severance and related arrangements provided for Mr. Mangas and Ms. Poulter under the terms of separate severance agreements entered into between them and us are described in more detail in the section entitled Potential Payments Upon Termination or Change in Control below in this report. Mr. Mangas and Ms. Poulter have also executed our customary non-competition, non-solicitation and confidentiality agreement, which generally provides for customary unlimited confidentiality and one year of post-employment non-competition and non-solicitation protections for us. This employment arrangement letter with Mr. Mangas was superseded with the arrangement noted above on December 31, 2015.

Employment Arrangements with Messrs. Mangas and Schnaid. During 2015, we entered into employment arrangement letters with Mr. Mangas and Mr. Schnaid in connection with their promotions to Chief Executive Officer and Chief Financial Officer, respectively. These letters do not have a fixed term or expiration date, as both Mr. Mangas and Mr. Schnaid remain employees “at will.” In terms of material provisions, these letters established certain initial and basic terms of the officers’ current compensation arrangement with us, including minimum base salaries ($1 million per year for Mr. Mangas and $500,000 per year for Mr. Schnaid), participation in our annual incentive program and long-term equity program (with annual incentive targets of 150% and 75% of base salary for Mr. Mangas and Mr. Schnaid, respectively), special one-time 2016 equity arrangements ($3.5 million for Mr. Mangas and $1.125 million for Mr. Schnaid), plus our customary health and welfare benefits. Severance and related arrangements provided for these officers under the terms of separate severance agreements entered into between them and us are described in more detail in the section entitled Potential Payments Upon Termination or Change in Control below in this report.

Employment Arrangements with Messrs. Rivera and Turner. In prior years, we entered into employment arrangement letters with Messrs. Rivera and Turner that were similar in nature to those described above for Mr. Mangas (for the majority of 2015) and Ms. Poulter. Again, these letters generally reflected initial offers of employment and do not have a fixed term or expiration date. To a large degree, the material provisions of these letters have been superseded by changes in our compensation arrangements with these two officers, as described in our compensation disclosure above.

In terms of material provisions, these letters again established certain initial and basic terms of the officers’ compensation arrangement with us, including minimum base salaries, participation in our annual incentive program and long-term equity program at minimum participation levels, special one-time equity or cash arrangements and entitlement to perquisites and personal benefits, plus our customary health and welfare benefits. Severance and related arrangements provided for these officers under the terms of separate severance agreements entered into between them and us are described in more detail in the section entitled Potential Payments Upon Termination or Change in Control below in this report. These officers have also executed our customary non-competition, non-solicitation and confidentiality agreement, which generally provides for customary unlimited confidentiality and one year of post-employment non-competition and non-solicitation protections for us.

Potential Impact on Compensation for Executive Misconduct

If the Board determines that an executive officer has engaged in misconduct, the Board may take a range of actions to remedy the misconduct. In 2011, the Compensation Committee adopted an incentive recoupment policy that allows us to recover any annual incentive payment or long-term incentive award to any individual executive at the senior vice president level or above, including our named executive officers, if the Board determines that:

•

we are required to prepare an accounting financial restatement due to material non-compliance with any financial reporting requirement under applicable securities laws and the compensation payment previously made was based on erroneous data; or

•

the executive engaged in intentional misconduct that caused or substantially caused the need for a financial restatement and a lower payment would have been made to the executive based upon the restated financial results.

In such circumstances we will, to the extent practicable, seek to recover from the individual executive the amount by which the individual executive’s payments for the relevant period exceeded the lower payment that would have been made based on the restated financial results. In addition, our LTIP provides that the Compensation Committee may cancel, suspend, withhold or otherwise restrict or limit any long-term incentive award to any participant under the LTIP, including executive officers, if the Compensation Committee determines that such participant engaged in misconduct.

Background Information on the 2015 Executive Compensation Program

Use of Peer Data

In determining competitive compensation levels for 2015 compensation decisions, the Compensation Committee reviewed data prepared by Meridian that reflected compensation practices for executives in hotel and property management companies. Due to the limited number of direct competitors with a similar scale and global brand portfolio, a robust peer community required looking beyond direct competitors to companies in related industries with a strong brand focus, and/or with similar talent needs (for example, hospitality/entertainment industries, brand-dependent companies, and companies of similar size, scale and complexity). The companies selected from related industries were also reflective of the entities with whom we have historically competed to attract executive talent. In addition, to assess the appropriateness of including a potential peer company in our peer group, the following four screening criteria were primarily used:

•

revenue size with stronger consideration given to companies within a range of one-third to three times our revenue (the median 2014 revenue for the peer group was $10.502 billion, and our 2014 revenue was $5.983 billion);

•

market capitalization with stronger consideration given to companies within a range of one-third to three times our market capitalization (the median market capitalization for the peer group as of December 31, 2014 was $22.387 billion, and our market capitalization as of December 31, 2014 was $14.625 billion);

•

EBITDA with stronger consideration given to companies within a range of one-third to three times our EBITDA (the median 2014 EBITDA for the peer group was $1.874 billion, and our 2014 EBITDA was $1.162 billion); and

•	international sales as a percentage of total sales (the median 2014 international sales percentage for the peer group was 37%, and our 2014 international sales as a percentage of total sales was 65%).

We also considered these criteria in light of our business of owning and managing properties, which we believe reflects the scope of responsibilities of our management team. In particular, given our global scope and unique role in managing property revenues beyond those captured in our financial statements, four companies that are outside of the revenue or EBITDA criteria outlined above were included in the peer group. The Compensation Committee along with our management frequently reviews the peer group to ensure it represents a relevant market perspective. A review of the peer group was carried out by Meridian in 2015, and the constituents of the peer group were changed for 2015.

The Compensation Committee used the peer group for a broad set of comparative purposes for 2015, including levels of total compensation for executives and directors, pay mix, incentive plan design and equity usage and other terms of employment. We believe that by conducting the competitive analysis using a broad peer group, which includes companies outside the hospitality industry, we are able to attract and retain talented executives from other industries. Our experience has proven that key executives with diversified experience prove to be major contributors to our continued growth and success.

The peer group approved by the Compensation Committee during 2015 is set out below:

• Avon Products, Inc.	• Marriott International, Inc.
• Carnival Corporation	• MGM Resorts International
• Darden Restaurants	• NIKE, Inc.
• The Estée Lauder Companies, Inc.	• Ralph Lauren Corporation
• Hilton Worldwide Holdings Inc.	• Royal Caribbean Cruises Ltd.
• Host Hotels & Resorts, Inc.	• Starbucks Corporation
• Hyatt Hotels Corporation	• V.F. Corporation
• InterContinental Hotels Group PLC	• Wyndham Worldwide Corporation
• Kellogg Company	• Yum! Brands, Inc.
• L Brands, Inc.

In performing its competitive analysis during 2015, the Compensation Committee reviewed:

•	base pay;

•	target and actual total cash compensation, consisting of salary, target and actual annual incentive awards in prior years;

•	direct total compensation consisting of salary, target and actual annual incentive awards, and the expected value of total long-term incentives; and

•	retirement benefits.

When establishing target compensation levels for 2015, the Compensation Committee reviewed peer group data on payments to named executive officers as reported in proxy statements available as of February 2015 as provided by Meridian. As outlined in the section entitled Design and Operation of Starwood’s 2015 Executive Compensation Program below in this report, we broadly target total compensation opportunities at the median (50th percentile) of the market for target performance levels; however, we also review the range of values around the median, including out to the 25th and 75th percentiles. Despite these initial actions, we believe that benchmarking alone does not provide a complete basis for establishing compensation levels or design practices under our programs. As a result, actual individual compensation may be above or below our targeted levels based on Company and individual performance, key responsibilities, unique market demands, and experience level, as analyzed each year and as further described above.

Tax Considerations

Section 162(m) of the Code (or Section 162(m)) generally disallows a federal income tax deduction to public companies for compensation in excess of $1,000,000 paid to the Chief Executive Officer and to each of the three other most highly compensated executive officers (other than, generally, the Chief Financial Officer) in any taxable year. Qualified performance-based compensation (as defined under Section 162(m) and applicable regulations) is not subject to the deduction limit if certain requirements are met. Although the Compensation Committee may take actions intended to limit the impact of Section 162(m), the Compensation Committee also believes that the tax deduction is only one of several relevant considerations in setting named executive officer compensation. The Compensation Committee believes that the tax deduction limitation should not be permitted to compromise our ability to design and maintain named executive officer compensation arrangements that will attract and retain the executive talent to allow us to compete successfully in our industry. Accordingly, achieving the desired flexibility in the design and delivery of compensation may result in compensation that in certain cases is not deductible for federal income tax purposes.

Share Ownership Guidelines

We have adopted share ownership guidelines for our executive officers, including the named executive officers. Pursuant to the guidelines, the covered named executive officers, including our former President and Chief Executive Officer and our former Interim Chief Executive Officer, are (or were) required to hold a number of shares having a market value equal to or greater than a multiple of each executive’s base salary. For Messrs. van Paasschen and Aron, the multiple was six times base salary, for Mr. Mangas (effective as of his assumption of the role of Chief Executive Officer), the multiple is six times base salary, for Mr. Rivera, Division President, the multiple is three times base salary, and for the other covered named executive officers (including Mr. Mangas prior to December 31, 2015), the multiple is four times base salary. Mr. Schnaid is not subject to the share ownership guidelines. This multiple is reduced by one times base salary, however, for executives that are retirement eligible. A retention requirement of 35% is applied to restricted shares upon vesting (net shares after tax withholding) and shares obtained from option exercises until the executive meets the target, or if an executive falls out of compliance. Shares owned, stock equivalents (vested/unvested restricted stock units) and unvested restricted stock (pre-tax) count towards meeting ownership targets. However, unexercised stock options and unearned performance-based equity do not count towards meeting the target. Covered named executive officers have five years from the date of hire or, if later, the date they first become subject to the policy, to meet the ownership requirements. All named executive officers subject to ownership requirements, with the exception of Mr. Mangas (due to his recent employment with us and the increase to his base salary multiple in connection with his promotion to Chief Executive Officer), were in compliance with share ownership guidelines as of December 31, 2015.

Equity Grant Practices

Timing of Equity Grants. For 2015, the Compensation Committee made annual equity compensation grants on February 27, 2015 to named executive officers who were serving at the beginning of 2015. The grant date followed the Compensation Committee’s first regularly scheduled meeting that occurred after the release of our earnings for 2014. The timing of this meeting was determined based on factors unrelated to the pricing of equity grants. The Compensation Committee (or its delegates), however, had discretion under unusual circumstances to award grants at other times in the year, including as described above with respect to our newly hired named executive officers.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Starwood Hotels & Resorts Worldwide, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Compensation Committee of the Board of Directors

Thomas E. Clarke, Chairman

Clayton C. Daley, Jr.

Lizanne Galbreath

Eric Hippeau

Thomas O. Ryder

Risk Assessment

In setting compensation, our Compensation Committee also considers the risks to our stockholders, and to us as a whole, arising out of our compensation programs. In February 2016, management, including our Chief Financial Officer, our Chief Administrative Officer, General Counsel and Secretary and our Chief Human Resources Officer, reviewed and assessed the risk profile of our compensation programs. Meridian also participated in the process. The review considered risk-determining characteristics of the overall structure and individual components of our Company-wide compensation program, including our base salaries, incentive plans and equity plans. A report of the findings was provided to the Compensation Committee for its review and consideration. Following this assessment, we believe that we have instituted policies that do not create incentives for our executive officers or other employees to take risks that are reasonably likely to have a material adverse effect on the Company. For example:

•

Balance of Compensation:  Across the Company, individual elements of our compensation program include base salaries, incentive compensation, and for certain of our employees, equity-based awards. By providing a mix of different elements of compensation that reward both short-term and long-term performance, our compensation programs as a whole provide a balanced approach to incentivizing and retaining employees, without placing an inappropriate emphasis on any particular form of compensation.

•

Objective Formula and Pre-established Performance Measures Dictate Annual Incentives:  Under the Executive Plan, payment of annual incentives to our covered named executive officers is subject to the satisfaction of specific Company-wide annual performance targets determined under an incentive formula established by our Compensation Committee within the first 90 days of each fiscal year. Similarly, our employees other than the named executive officers covered by the Executive Plan that are eligible to receive an annual incentive receive such incentive subject to the satisfaction of specific Company-wide annual performance targets determined under an incentive formula established by our Compensation Committee. These performance targets are directly and specifically tied to one or more of the following Company-wide business criteria: EBITDA, consolidated pre-tax earnings, net revenues, net earnings, operating income, earnings before interest and taxes, cash flow measures, return on equity, return on net assets employed or EPS for the applicable fiscal year.

•

Minimum Performance and Maximum Payout Levels for Annual Incentives:  Each year our Compensation Committee establishes within the first 90 days a threshold level of adjusted EBITDA that we must achieve in order for any annual incentive to be paid to our named executive officers or other Company employees eligible to receive an annual incentive for any given year. The Executive Plan also specifies a maximum incentive amount, in dollars, that may be paid to any executive officer for any 12-month performance period. In addition, under our design and operation of the Executive Plan, we have established maximum incentive award amounts for the achievement of financial goals (200% of target awards for the portion of the awards relating to those goals (or 150% in the case of Mr. Aron)) and individual goals (175% of target awards for the portion of the awards relating to those goals), which amounts are below the maximum incentive amount specified under the Executive Plan. As a result of this threshold performance requirement and the design and operation of our Executive Plan, incentive compensation is payable under our incentive plans only upon the attainment of performance targets related to business criteria that are in the interests of our stockholders.

•

Use of Long-Term Incentive Compensation:  Equity-based long-term incentive compensation that vests over a period of years is a key component of total compensation of our executive employees. This vesting period encourages our executives to focus on sustaining our long-term performance. These grants are also made annually, so executives always have unvested awards that could decrease significantly in value if our business is not managed for the long-term.

•

Share Ownership Guidelines:  Our share ownership guidelines require our executive officers to hold that number of shares having a market value equal to or greater than a multiple of each executive’s base salary. For Messrs. van Paasschen and Aron, the multiple was six times base salary, for Mr. Mangas (effective upon his assumption of the role of Chief Executive Officer), the multiple is six times base salary, for Mr. Rivera, Division President, the multiple is three times base salary, and for the other named executive officers other than Mr. Schnaid (including Mr. Mangas prior to December 31, 2015), the multiple is four times base salary. This multiple is reduced by one times base salary, however, for executives that are retirement eligible. A retention requirement of 35% is applied to restricted shares upon vesting (net shares after tax withholding) and shares obtained from option exercises until the executive meets the target, or if an executive falls out of compliance. See the section entitled Share Ownership Guidelines above in this report for a description of the securities that count towards meeting the target and other considerations.

•

Restrictions on Related Person Transactions:  We have a corporate opportunity and related person transaction approval process regarding the review, approval and ratification by our Corporate Governance and Nominating Committee of all transactions with related persons, executive officers, and their respective family members and/or corporate affiliates. See the section entitled Certain Relationships and Related Transactions below in this report for a complete description of this policy.

•

Incentive Recoupment Policy:  We have an incentive recoupment policy that allows us to recover any annual incentive payment or long-term incentive payment to any individual executive at the senior vice president level and above, including our named executive officers, in the event of a financial restatement. See the section entitled Potential Impact on Compensation for Executive Misconduct above in this report for more information.

•

Anti-Hedging Policy:  We have an anti-hedging policy that restricts all officers and directors from engaging in short sales, entering into any derivative transactions, such as swaps, straddles, puts, or calls, or engaging in any hedging or monetization transactions, such as collars or forward sale contracts, that are directly linked to our stock.

•

Anti-Pledging Policy:  We have an anti-pledging policy that restricts our directors and executive officers, including our named executive officers, from pledging, hypothecating or otherwise encumbering our stock or equity securities as collateral for indebtedness.

•

Internal Processes Further Restrict Risk:  We have in place additional processes to limit risk to us from our compensation programs. Specifically, we have financial policies that restrict the amount of capital that any individual may deploy absent obtaining internal approvals, which reduce the risk of inappropriate expenditures by an individual. Further, the processes and controls associated with respect to our compensation programs are audited each year to ensure that expenditures have been approved within our guidelines and by required approval authorities. In addition, we engage an external compensation consulting firm for design and review of our compensation programs, as well as external legal counsel to assist us with the periodic review of our compensation plans to ensure compliance with applicable laws and regulations.

2015 Summary Compensation Table

The table below sets forth a summary of the compensation earned by the named executive officers for up to the past three years, as applicable:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)(4)	All Other Compensa- tion ($)(5)	Total ($)
Thomas B. Mangas Chief Executive Officer (Former Chief Financial Officer)	2015 2014	701,042 180,303	— 675,000	2,444,181 2,000,036	— —	847,875 43,750	79,173 —	4,072,271 2,899,089
Martha C. Poulter Chief Information Officer	2015 2014	700,000 365,909	— 500,000	1,912,838 3,000,038	— —	714,000 700,000	— —	3,326,838 4,565,947
Sergio D. Rivera President, The Americas	2015	749,696	—	1,890,270	—	774,248	59,784	3,473,998
	2014	747,246	—	3,659,416	—	737,810	56,083	5,200,555
	2013	732,830	—	1,676,062	—	742,346	116,495	3,267,733
Alan M. Schnaid Chief Financial Officer	2015	399,969	160,000	410,030	__	292,400	31,101	1,293,500
	2014	391,787	127,748	358,068	—	268,271	10,400	1,156,274
Simon M. Turner President, Global Development	2015	766,785	—	2,444,181	—	821,227	62,624	4,094,817
	2014	766,785	—	3,171,992	—	766,785	59,089	4,764,651
	2013	766,785	—	3,210,698	—	793,815	10,200	4,781,498
Adam M. Aron Former Interim Chief Executive Officer	2015	925,051	—	4,973,354	—	2,040,000	89,861	8,028,266
Frits van Paasschen Former President and Chief Executive Officer	2015	304,483	—	—	—	—	7,972,720	8,277,203
	2014	1,250,000	—	8,695,815	—	1,875,000	181,128	12,001,943
	2013	1,250,000	—	7,056,200	—	2,528,750	78,744	10,913,694
(1)	Represents salary actually earned during the fiscal year listed.
(2)

Represents for 2015 payment of 50% of Mr. Schnaid’s July 2014 cash retention award that was earned for remaining employed with the Company through the six month period following the payment of the first 50% of the award following the hiring of Mr. Mangas in 2014. See section entitled Other Cash Payments or Awards above in this report for further information of Mr. Schnaid’s cash retention award.

(3)

Represents for 2015 the aggregate grant date fair value for restricted stock and performance share awards granted during the year (or, for Mr. Aron, the director stock award for his service during the first quarter of 2015 and his award of unrestricted common stock he received pursuant to his separation agreement) computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. For additional information, refer to Note 20 of our financial statements filed with the SEC as part of the Form 10-K for the year ended December 31, 2015. These amounts reflect the grant date fair value for these awards and do not correspond to the actual value that will be realized by the named executive officers. Amounts reported for the performance share awards are based on the probable outcome of the applicable market condition (relative total stockholder return). There is no grant date fair value below or in excess of the reported amounts for the performance shares. See the 2015 Grants of Plan-Based Awards Table below in this report for more information on awards granted in 2015.

(4)	Represents for 2015 cash incentive awards paid in March 2016 with respect to performance in 2015, as discussed under the section entitled 2015 Incentive Compensation above in this report.
(5)

The amounts reported in “All Other Compensation” for 2015 include our contributions to the Savings Plan of $10,600 for each named executive officer with the exception of Mr. Mangas, Mr. Aron, Ms. Poulter and Mr. van Paasschen, our contributions to the Starwood Savings Restoration Plan of $49,184 for Mr. Rivera, $20,501 for Mr. Schnaid, and $52,024 for Mr. Turner, relocation assistance for Mr. Mangas and Mr. Aron of $79,173 and $60,587, respectively, chauffeured car service for Mr. van Paasschen of $14,439 and personal aircraft usage and spousal travel value for Mr. van Paasschen

(Mr. Aron did not incur any personal aircraft usage value). For Mr. Aron, the amount also includes $18,750 related to SPG

Program points issued for his service as a director. Otherwise, each officer’s perquisites and personal benefits for 2015 are less than $10,000, and no other item reported in this column for 2015 has a value that exceeds $10,000. For Mr. van Paasschen, also includes severance compensation under the van Paasschen Separation Agreement as follows: (a) a lump sum severance payment to Mr. van Paasschen equal to $7,187,500, (b) an amount of $425,000, which is equal to one-sixth of what the Compensation Committee determined he would have earned under the Annual Incentive Plan for 2015 were he to remain employed for the entirety of 2015 based on actual performance results, (c) consulting fees of $312,501 and (d) a lump sum payment of $25,256 in full satisfaction of our obligations under his employment agreement for certain COBRA-related payments. See the section entitled Certain One Time Payments Upon Termination Separation Agreement of Employment below in this report for further information of Mr. van Paasschen’s severance payment.

2015 Grants of Plan-Based Awards Table

The table below sets forth a summary of the grants of plan-based awards to the named executive officers made during 2015:

Name	Grant Date(1)	Compensation Committee Approval Date(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mangas	2/27/15	2/25/15	—	—	—	—	14,375	28,750	—	1,294,181
	2/27/15	2/25/15	—	—	—	—	—	—	14,375	1,150,000
	—	—	280,000	700,000	1,400,000	—	—	—	—	—
Poulter	2/27/15	2/25/15	—	—	—	—	11,250	22,500	—	1,012,838
	2/27/15	2/25/15	—	—	—	—	—	—	11,250	900,000
	—	—	280,000	700,000	1,400,000	—	—	—	—	—
Rivera	2/27/15	2/25/15	—	—	—	—	9,000	18,000	—	810,270
	2/27/15	2/25/15	—	—	—	—	—	—	13,500	1,080,000
	—	—	299,878	749,696	1,499,392	—	—	—	—	—
Schnaid	2/27/15	2/25/15	—	—	—	—	1,000	2,000	—	90,030
	2/27/15	2/25/15	—	—	—	—	—	—	4,000	320,000
	—	—	104,242	260,606	521,212	—	—	—	—	—
Turner	2/27/15	2/25/15	—	—	—	—	14,375	28,750	—	1,294,181
	2/27/15	2/25/15	—	—	—	—	—	—	14,375	1,150,000
	—	—	306,714	766,785	1,533,570	—	—	—	—	—
Aron	3/31/15	—	—	—	—	—	—	—	137	11,107
	12/30/15	—	—	—	—	—	—	—	70,019	4,962,247
	—	—	800,000	2,000,000	3,000,000	—	—	—	—	—
van Paasschen	—	—	1,000,000(6)	2,500,000(6)	5,000,000(6)	—	—	—	—	—
(1)	The grant date for stock awards may differ from the Compensation Committee approval date in accordance with the procedure outlined in the section entitled Equity Grant Practices above in this report.
(2)

Represents the potential values of the awards granted to the named executive officers for annual incentive awards for 2015. See the section entitled 2015 Incentive Compensation above in this report for more information about these awards.

(3)

Represents the potential number of performance shares granted to the named executive officers in 2015. See the section entitled 2015 Long-Term Incentive Compensation above in this report for more information about these awards.

(4)

Represents the restricted stock awards granted to the named executive officers other than Mr. Aron in 2015, for which dividends are accrued and paid upon vesting. See the section entitled 2015 Long-Term Incentive Compensation above in this report for more information about these awards. Also represents for Mr. Aron a director stock award for his service during the first quarter of 2015 and his award of unrestricted common stock he received pursuant to his separation agreement.

(5)

Represents the grant date fair value of the stock awards disclosed in this table as of their respective grant dates in accordance with ASC 718 and, with respect to performance shares, represents the probable outcome of performance criteria. For additional information, refer to Note 20 of our financial statements filed with the SEC as part of the Form 10-K for the year ended December 31, 2015. There can be no assurance that these amounts will correspond to the actual value that will be recognized by the named executive officers.

(6)	Forfeited by Mr. van Paasschen in connection with his resignation from the Company in February 2015.

See the section entitled Potential Payments Upon Termination or Change in Control below in this report for additional information regarding employment agreements and other arrangements, as applicable, for the named executive officers. See the section entitled 2015 Pay Mix Analysis above in this report for additional information regarding the amount of salary and bonus in proportion to total compensation for the named executive officers.

Outstanding Equity Awards at 2015 Fiscal Year-End Table

The following table provides information on the current holdings of stock options and stock awards by the named executive officers as of December 31, 2015. This table includes unexercised and unvested stock options, unvested restricted stock, unvested restricted stock units and unearned performance shares. Each equity grant is shown separately for each named executive officer. The market value of the stock awards is based on the closing price of a share on December 31, 2015, the last business day of the fiscal year, which was $69.28.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mangas	10/01/2014	—	—	—	—	16,024	(3)	1,110,143	—	—
	2/27/2015	—	—	—	—	—		—	14,375	995,900
	2/27/2015	—	—	—	—	14,375	(3)	995,900	—	—
Poulter	7/01/2014	—	—	—	—	37,120	(4)	2,571,674	—	—
	2/27/2015	—	—	—	—	—		—	11,250	779,400
	2/27/2015	—	—	—	—	11,250	(3)	779,400	—	—
Rivera	2/28/2011	3,059	—	61.28	2/28/2019	—		—	—	—
	2/28/2012	3,405	3,405	55.06	2/28/2020	—		—	—	—
	2/28/2013	—	—	—	—	—		—	9,985	691,761
	2/28/2013	—	—	—	—	4,992	(3)	345,846	—	—
	2/28/2014	—	—	—	—	—		—	7,327	507,615
	2/28/2014	—	—	—	—	7,326	(3)	507,545	—	—
	9/15/2014	—	—	—	—	24,079	(4)	1,668,193	—	—
	2/27/2015	—	—	—	—	—		—	9,000	623,520
	2/27/2015	—	—	—	—	13,500	(3)	935,280	—	—
Schnaid	2/28/2013	—	—	—	—	5,658	(5)	391,986	—	—
	2/28/2014	—	—	—	—	—		—	830	57,502
	2/28/2014	—	—	—	—	2,214	(3)	153,386	—	—
	2/27/2015	—	—	—	—	—		—	1,000	69,280
	2/27/2015	—	—	—	—	4,000	(3)	277,120	—	—
Turner	2/28/2012	—	14,189	55.06	2/28/2020	—		—	—	—
	2/28/2013	—	—	—	—	—		—	23,298	1,614,085
	2/28/2013	—	—	—	—	7,766	(3)	538,028	—	—
	2/28/2014	—	—	—	—	—		—	17,096	1,184,411
	2/28/2014	—	—	—	—	11,397	(3)	789,584	—	—
	2/27/2015	—	—	—	—	—			14,375	995,900
	2/27/2015	—	—	—	—	14,375	(3)	995,900	—	—
Aron	2/28/2011	2,550	—	61.28	2/28/2019	—		—	—	—
	2/28/2012	2,838	—	55.06	2/28/2020	—		—	—	—
van Paaschen	2/28/2013	—	—	—	—	—		—	39,940	2,767,043
	2/28/2014	—	—	—	—	—		—	18,317	1,269,002

(1)

These options generally vest in equal installments on the first, second, third and fourth anniversaries of their grant date, except that the options listed for Mr. Aron were immediately vested upon grant.

(2)	These performance share awards generally vest in full, to the extent earned, on the third anniversary of the date of grant.
(3)	These restricted stock awards or restricted stock units generally vest in equal installments on the first, second, and third anniversaries of their grant date.
(4)	This restricted stock award will vest 50% on the third anniversary of the grant and the remaining 50% on the fourth anniversary of the grant.
(5)	This restricted stock award generally vests in full on the third anniversary of the date of grant.

2015 Option Exercises and Stock Vested Table

The following table discloses, for each named executive officer (1) option awards representing shares acquired pursuant to the exercise of stock options during 2015, and (2) stock awards representing (a) shares of restricted stock that vested in 2015 and (b) shares acquired in 2015 on account of the vesting of restricted stock units. The table also discloses the value realized by each named executive officer for each such event, calculated prior to the deduction of any applicable withholding taxes and brokerage commissions.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mangas	—	—	8,012	532,638
Poulter	—	—	—	—
Rivera	—	—	30,553	2,445,057
Schnaid	—	—	7,556	606,329
Turner	26,937	699,255	36,168	2,903,105
Aron	—	—	70,019	4,962,247
van Paasschen	179,550	5,591,255	100,443	8,061,094

2015 Nonqualified Deferred Compensation Table

The Company’s Deferred Compensation Plan (or Deferred Plan) permits eligible executives, including our named executive officers, to defer up to 100% of their Executive Plan cash incentive award, as applicable, and up to 75% of their base salary for a calendar year. We do not contribute to the Deferred Plan.

On October 22, 2013, we established the Starwood Savings Restoration Plan (or Restoration Plan) for the benefit of certain eligible employees, including our named executive officers. Under the Restoration Plan, we will make contributions to participants who, for each calendar year beginning on or after January 1, 2013 (1) are credited with certain performance share or unit awards under our LTIP and (2) make the maximum elective deferrals permitted under the Savings Plan for the year for which the contribution is being made. The vested balance in a participant’s account generally will be distributed in the form of a single cash payment (subject to any applicable tax and other withholding) during a two-month period beginning on a designated payment date.

Name	Plan Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(2)
Mangas	Deferred Plan	98,000	—	(2,110)	—	95,890
	Restoration Plan	—	—	—	—	—
Poulter	Deferred Plan	—	—	—	—	—
	Restoration Plan	—	—	—	—	—
Rivera	Deferred Plan	—	—	—	—	—
	Restoration Plan	—	49,184	2,730	—	99,162
Schnaid	Deferred Plan	—	—	—	—	—
	Restoration Plan	—	20,501	580	—	21,081
Turner	Deferred Plan	—	—	—	—	—
	Restoration Plan	—	52,024	2,898	—	105,280
Aron	Deferred Plan	—	—	—	—	—
	Restoration Plan	—	—	—	—	—
van Paasschen	Deferred Plan	—	—	(25,945)	—	1,302,219
	Restoration Plan	—	—	3,190	—	115,898
(1)	This amount is included in the 2015 Summary Compensation Table above in this report.
(2)

The following amounts reported in this column were previously reported in Summary Compensation Tables for prior fiscal years: Mr. Mangas, $0 (Deferred Plan); Mr. Rivera, $45,683 (Restoration Plan); Mr. Schnaid, $0 (Restoration Plan); Mr. Turner, $48,689 (Restoration Plan); and Mr. van Paasschen, $1,075,000 (Deferred Plan) and $108,973 (Restoration Plan).

Under the Deferred Plan, deferral elections are made in December for base salary paid in pay periods beginning in the following calendar year. Deferral elections are made in June under the Deferred Plan, for annual incentive awards that are earned for performance in that calendar year but paid in the beginning of the following year. Deferral elections are irrevocable.

Elections as to the time and form of payment are made at the same time as the corresponding deferral election. A participant may elect to receive payment on February 1 of a calendar year while still employed or either six or twelve months following employment termination. Payment is made immediately in the event a participant terminates employment on account of death. A participant may elect to receive payment of his or her account balance in either a lump sum or in annual installments, so long as the account balance exceeds $50,000; otherwise payment is made in a lump sum.

If a participant elects an in-service distribution, the participant may change the scheduled distribution date or form of payment so long as the change is made at least 12 months in advance of the scheduled distribution date.

Any such change must provide that distribution will commence at least five years later than the scheduled distribution date. If a participant elects to receive a distribution upon employment termination, that election and the corresponding form of payment election are irrevocable. Withdrawals for hardship that result from an unforeseeable emergency are available, but no other unscheduled withdrawals are permitted.

The Deferred Plan uses the investment funds listed below as potential indices for calculating investment returns on a participant’s Deferred Plan account balance. The deferrals the participant directs for investment into these funds are adjusted based on a deemed investment in the applicable funds. The participant does not actually own the investments that he or she selects. We may, but are not required to, make identical investments pursuant to a variable universal life insurance product (when we do, participants have no direct interest in this life insurance).

Name of Investment Fund	Year Annualized Rate of Return (as of 12/31/2015)
NVIT Money Market — Class V	-0.25%
PIMCO VIT Total Return — Admin Shares	0.18%
Fidelity VIP High Income — Service Class	-4.00%
NVIT Inv Dest Moderate — Class 2	-0.58%
T. Rowe Price Equity Income — Class II	-7.34%
Dreyfus Stock Index — Initial Shares	0.85%
Fidelity VIP II Contrafund — Service Class	0.31%
NVIT Mid Cap Index — Class I	-2.78%
Dreyfus IP Small Cap Stock Index — Service Shares	-2.57%
NVIT International Index — Class I	-1.21%
Invesco V.I. International Growth — Series I Shares	-2.59%

On October 22, 2013, we established the Restoration Plan for the benefit of certain eligible employees, including our named executive officers. Under the Restoration Plan, we will make contributions to participants who, for each calendar year beginning on or after January 1, 2013 (1) are credited with certain performance share or unit awards under our LTIP for two consecutive years and (2) make the maximum elective deferrals permitted under the Savings Plan for the applicable covered years. Our contribution will be equal to 4.0% of a participant’s plan-qualified compensation for the year that is in excess of the Savings Plan limitations prescribed by the Code. The Restoration Plan is an unfunded plan. Our contributions under the Restoration Plan will be credited to individual participant accounts. Participants will be fully vested in such accounts upon completion of two years of service, as determined in accordance with the Savings Plan, or, if earlier, as of any other date the participant’s matching contributions under the Savings Plan become 100% non-forfeitable. Participant accounts will be credited at the end of each calendar quarter with deemed investment income for the quarter on the amounts in such accounts based on the annual 30-year Treasury Securities rate of interest (or such other deemed investment as the Restoration Plan administrator may designate). The vested balance in a participant’s account generally will be distributed in the form of a single cash payment (subject to any applicable tax and other withholding) during a two-month period beginning on a designated payment date. The timing for distribution of participant accounts is intended to satisfy the requirements under Section 409A of the Code. Beneficiaries for participant accounts may be designated by participants as described in the Restoration Plan, and the Restoration Plan also contains procedures by which a participant may make a claim for due and payable benefits.

Potential Payments Upon Termination or Change in Control

Generally, we provide certain benefits to our named executive officers in the event of employment termination, both in connection with a change in control and otherwise, under arrangements that were in effect during 2015. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our Savings Plan, disability insurance benefits and life insurance benefits. These benefit arrangements, which were in effect for 2015, are described below.

On February 17, 2015, we announced that Mr. van Paasschen had resigned as President and Chief Executive Officer and as a member of the Board effective February 13, 2015. On February 16, 2015, Mr. van Paasschen entered into a Separation Agreement and General Release with us (or the van Paasschen Separation Agreement).

The Separation Agreement provided the terms and conditions pursuant to which Mr. van Paasschen continued as our employee until February 28, 2015, and pursuant to which Mr. van Paasschen served as a consultant to us from then until May 31, 2015 (or the Consulting Period). The Separation Agreement also provided for Mr. van Paasschen to receive certain payments and benefits from us in connection with his departure.

On December 15, 2015 Mr. Aron entered into a Separation Agreement with us (or the Aron Separation Agreement), pursuant to which he ceased to be an officer and director of the Company effective as of December 30, 2015. The Aron Separation Agreement provided for Mr. Aron to receive certain payments and benefits from us in connection with his separation from the Company. The material terms and provisions of the van Paasschen Separation Agreement and the Aron Separation Agreement are described in more detail below.

Termination Before Change in Control: Involuntary Other than for Cause, Voluntary for Good Reason, Death or Disability. We generally enter into offer letters with our executives. Such offer letters typically provide that if employment is terminated by us for any reason other than for cause (or, for Mr. Turner, if employment is terminated by Mr. Turner for good reason), the executive will receive lump sum severance benefits of 12 months of base salary (subject to a release of claims) and we will pay the named executive officer a lump sum amount equal to twelve months of the Consolidated Omnibus Budget Reconciliation Act (or COBRA) premiums. The receipt of such severance benefits is subject to and conditioned upon compliance with the executive’s agreement not to engage in certain competitive activities or solicit employees for a period of 12 months after the date of termination and a customary release of claims. If employment is terminated because of the executive’s death or permanent disability, pursuant to the terms of the underlying award agreements, all of the executive’s equity awards would accelerate and vest.

In addition, Mr. Schnaid’s December 2015 retention bonus ($200,000) would become payable in full upon a termination without “cause” or for “good reason,” and Ms. Poulter’s 2014 cash retention payment ($1,500,000) will become payable in full upon a termination without “cause,” or Ms. Poulter’s disability or death after at least six months of employment.

Termination in the Event of Change in Control. We have entered into severance agreements with each of Messrs. Mangas, Rivera, Schnaid and Turner and Ms. Poulter. Each severance agreement provides for a term of three years, with automatic one-year extensions until either party timely notifies the other that such party does not wish to extend the agreement. If a Change in Control or a Potential Change in Control (each as described below) occurs, within the term of the agreements (including any extensions thereof), the agreement will continue for at least 24 months following the date of such Change in Control or Potential Change in Control.

Each agreement provides that if, following a Change in Control (or prior to a Change in Control in certain circumstances as described in the severance agreements), the executive’s employment is terminated without Cause (as defined in the agreement) or with Good Reason (as defined in the agreement), the executive would receive, in addition to any accrued salary or normal post-termination compensation and benefits in accordance with our retirement, insurance and other compensation or benefit plans, programs and arrangements as in effect immediately prior to the date of termination (or, if more favorable to the executive, as in effect immediately prior to the occurrence of the first event or circumstance constituting Good Reason), the following:

•

two times (or for Mr. Schnaid, one and one half times) the sum of his or her base salary plus the average of the annual incentives earned by the executive (or, with respect to the 2014 fiscal year for Mr. Mangas, the non-pro-rated target annual incentive) in the three fiscal years ending immediately prior to the fiscal year in which the termination occurs (in the case of Mr. Mangas, disregarding any years during which he was not employed by the Company) or, if higher, immediately prior to the fiscal year in which occurs the first event or circumstance constituting Good Reason, paid in a lump sum;

•

continued life, disability and accident benefits for two years (or, for Mr. Schnaid, 18 months), reduced to the extent benefits of the same type are received by or made available to the executive from another employer;

•	continued medical benefits for two years (or, for Mr. Schnaid, 18 months);

•

a lump sum amount, in cash, equal to the sum of (1) any unpaid incentive compensation which had been allocated or awarded to the executive for any measuring period preceding termination under any annual or long-term incentive plan and which, as of the date of termination, is contingent only upon the continued employment of the executive until a subsequent date, and (2) the aggregate value of all contingent incentive compensation awards allocated or awarded to the executive for all then uncompleted periods under any such plan that the executive would have earned on the last day of the performance award period, assuming the achievement, at the target level, of the individual and corporate performance goals established with respect to such award, prorated based upon the number of days employed during such year;

•

for Messrs. Rivera and Turner, subject to the terms of their equity awards, immediate vesting of stock options and restricted stock held by the executive, and for Ms. Poulter and Messrs. Mangas and Schnaid, treatment of outstanding equity awards as specified by the applicable equity plan and corresponding award agreements;

•

outplacement services suitable to the executive’s position for a period of two years or, if earlier, until the first acceptance by the executive of an offer of employment, the cost of which will not exceed 20% of the executive’s base salary;

•	a lump sum payment of the executive’s deferred compensation paid in accordance with Section 409A of the Code distribution rules; and

•	lump sum payment by us of an amount equal to any unvested amounts in the executive’s 401(k) account that are forfeited by reason of the executive’s termination of employment.

No tax gross-up is provided if such payments become subject to excise tax under Section 4999 of the Code. If such payments are subject to the excise tax, the benefits under the applicable agreement will be reduced until the point where it would be more advantageous for the executive to pay the excise tax rather than reducing the benefits.

Under the severance agreements for Messrs. Turner and Rivera, a “Change in Control” is generally deemed to occur upon any of the following events:

•

any person becomes the beneficial owner of our securities (not including in the securities beneficially owned by such person any securities acquired directly from us or our affiliates) representing 25% or more of our combined voting power (subject to limited exceptions described in the agreements);

•	a majority of the incumbent directors cease to serve on our Board (subject to limited exceptions related to a hostile proxy contest);

•

consummation of a merger or consolidation of us or any of our direct or indirect subsidiaries with any other corporation, other than (1) a merger or consolidation in which our securities would represent at least 70% of the voting power of the surviving entity; or (2) a merger or consolidation effected to implement a recapitalization of the Company in which no person becomes the beneficial owner of 25% or more of our voting power; or

•

approval of a plan of liquidation or dissolution by the stockholders or the consummation of a sale of all or substantially all of our assets, other than a sale to an entity in which our stockholders would hold at least 70% of the voting power in substantially the same proportions as their ownership of us immediately prior to such sale (however, a “Change in Control” does not include a transaction in which our stockholders continue to hold substantially the same proportionate ownership in the entity which would own all or substantially all of our assets following such transaction).

Under Ms. Poulter’s and Messrs. Mangas and Schnaid’s severance agreements, “Change in Control” is defined in accordance with the LTIP. Under the severance agreements, a “Potential Change in Control” is generally deemed to occur on any of the following events:

•	we enter into any agreement, the consummation of which would result in the occurrence of a Change in Control;

•	we or any person publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Change in Control;

•

any person becomes the Beneficial Owner (as such term is defined in the severance agreements), directly or indirectly, of our securities representing 15% or more of either the then outstanding shares of our common stock or the combined voting power of our then outstanding securities (subject to certain limitations described in the severance agreements); or

•	the Board adopts a resolution to the effect that, for purposes of the severance agreements, a Potential Change in Control has occurred.

Mr. Mangas and Mr. Schnaid’s December 31, 2015 offer letters with the Company provide that, if Marriott requests that either officer remain with the Company after the Merger to assist in certain post-closing transition matters (for a period no longer than six months) and he voluntarily resigns from employment during the transition period (except upon certain changes in employment described in the offer letter), the officer will forfeit any incremental benefit he would have received under the severance agreement or the LTIP based on the compensation package set forth in his offer letter.

Ms. Poulter’s 2014 cash retention payment ($1,500,000) will become payable in full upon a termination without “cause,” Ms. Poulter’s disability or death after at least six months of employment or Ms. Poulter’s resignation for good reason in connection with a change in control of the Company.

Estimated Payments Upon Termination

The tables below reflect the estimated amounts payable to the named executive officer in the event their employment with us had terminated as of December 31, 2015 under various circumstances, and includes amounts earned through that date. The actual amounts that would become payable in the event of an actual employment termination can only be determined at the time of such termination. The value of the vesting of restricted stock, restricted stock units, performance shares and stock options in each of the tables is based on the closing price of a share on December 31, 2015, the last business day of the fiscal year, which was $69.28. The tables do not include amounts shown on the 2015 Nonqualified Deferred Compensation Plan Table or benefits available generally to salaried employees, such as distributions under our Savings Plan, disability insurance and life insurance benefits.

Involuntary Termination without Cause or Voluntary Termination for Good Reason. The following table discloses the amounts that would have become payable on account of an involuntary termination without cause or a voluntary termination for good reason outside of the change in control context had each termination occurred on December 31, 2015.

Name	Severance Pay ($)	Medical Benefits ($)	Vesting of Restricted Stock ($)	Vesting of Performance Shares ($)	Vesting of Stock Options ($)	Total ($)
Mangas	1,000,000	12,462	—	—	—	1,012,462
Poulter	2,200,000	12,462	—	—	—	2,212,462
Rivera	749,696	10,947	—	—	—	760,643
Schnaid	700,000	12,168	—	—	—	712,168
Turner	766,785	12,462	—	—	—	779,247

Termination on Account of Death or Disability. The following table discloses the amounts that would have become payable on account of a termination due to death or disability on December 31, 2015.

Name	Severance Pay ($)	Medical Benefits ($)	Vesting of Restricted Stock ($)(1)	Vesting of Performance Shares ($)(2)	Vesting of Stock Options ($)(3)	Total ($)
Mangas	—	—	2,106,043	—	—	2,106,043
Poulter	1,500,000	—	3,351,074	—	—	4,851,074
Rivera	—	—	3,456,864	326,701	48,419	3,831,984
Schnaid	—	—	822,492	35,237	—	857,729
Turner	766,785	12,462	2,323,513	762,288	201,768	4,066,816
(1)	Includes values for holdings of unvested restricted stock and restricted stock units.
(2)	Represents the value of the performance shares based on actual performance as of December 31, 2015 (although the actual prorated payment would be based on performance for the full performance period).
(3)	Excludes the value of vested stock options.

Change in Control. The following table discloses the amounts that would have become payable on account of an involuntary termination without cause following a change in control or a voluntary termination with good reason following a change in control had each occurred on December 31, 2015.

Name	Severance Pay ($)	Medical Benefits ($)	Vesting of Restricted Stock ($)(1)	Vesting of Performance Shares ($)(2)	Vesting of Stock Options ($)(3)	Outplacement ($)(4)	Tax Gross-Up ($)	Total ($)
Mangas	4,903,010	37,290	2,106,043	995,900	—	200,000	—	8,242,242
Poulter	5,000,000	37,290	3,351,074	779,400	—	140,000	—	9,307,763
Rivera(5)	3,678,685	33,412	3,456,864	1,822,895	48,419	149,939	—	9,190,214
Schnaid	1,698,817	22,680	822,492	126,782	—	100,000	—	2,770,771
Turner(5)	3,811,050	37,614	2,323,513	3,794,396	201,768	153,357	—	10,321,698
(1)	Includes values for holdings of unvested restricted stock and restricted stock units.
(2)	Represents the value of the performance shares based on actual performance as of December 31, 2015 (although the actual payment would be based on performance for the full performance period).
(3)	Excludes the value of vested stock options.
(4)	Represents the maximum amount payable for outplacement services.
(5)

Excludes distributions related to nonqualified deferred compensation that is payable upon death, disability or certain changes in control as discussed in the section entitled 2015 Nonqualified Deferred Compensation Table above in this report.

Certain One Time Payments Upon Termination of Employment

Separation Agreement with Mr. van Paasschen. As described above, we entered into the van Paasschen Separation Agreement with Mr. van Paasschen pursuant to which his employment continued until February 28, 2015 and he served as a consultant to the Company from March 1, 2015 through May 31, 2015. Under the terms of the van Paasschen Separation Agreement, Mr. van Paasschen received certain payments and benefits in 2015, including payments and benefits that may differ from those to which we were obligated to pay him under the terms of his employment agreement as described above.

During the Consulting Period, Mr. van Paasschen received a monthly consulting fee in the amount of $104,167, less all taxes and withholdings. Pursuant to the van Paasschen Separation Agreement, we also paid Mr. van Paasschen on June 30, 2015 a lump sum severance payment equal to $7,187,500, which was a value equal to two times base salary and two times target bonus less fees paid to him for his consulting fee. In addition, we paid

Mr. van Paasschen one-sixth of the annual incentive award the Compensation Committee determined he would have earned for 2015 under the Annual Incentive Plan had he remained employed for the entirety of 2015, payable in accordance with and subject to the terms of our Annual Incentive Plan based on actual results for fiscal year 2015. We also paid Mr. van Paasschen all accrued benefits, including his unpaid base salary earned, and any accrued and unpaid vacation pay, in each instance, through February 28, 2015, his unpaid annual incentive award that he earned for 2014 (an amount equal to $1,875,000), and unreimbursed expenses. In connection with Mr. van Paasschen’s right to continue participation in any group health care benefit plan sponsored by us at Mr. van Paasschen’s own expense under COBRA, we have agreed to waive Mr. van Paasschen’s obligation to pay the 2% administrative charge for the first 24 months of such coverage. We paid Mr. van Paasschen a lump sum payment of $25,256 in full satisfaction of our obligations under his employment agreement for certain COBRA-related payments.

Except with respect to the performance share awards granted to Mr. van Paasschen on February 28, 2013 (or the 2013 Award) and February 28, 2014 (or the 2014 Award, and together with the 2013 Award, the Performance Share Awards), following the ordinary course vesting of his outstanding compensatory equity awards through February 28, 2015, Mr. van Paasschen has ceased vesting in and has forfeited all right, title and interest in or to all outstanding but unvested or unearned equity awards, including but not limited to his stock options, restricted stock awards, and deferred units. With respect to each of the Performance Share Awards, at the conclusion of the applicable three-year performance periods, when the Compensation Committee determines actual performance for each such award for current employees, Mr. van Paasschen will then earn two-thirds of the number of shares that would otherwise have been earned under the 2013 Award based on actual performance, and one-third of the number of shares that would otherwise have been earned under the 2014 Award, as determined based on actual performance. To the extent Mr. van Paasschen has account balances under the Deferred Compensation Plan or the Savings Plan (as discussed in the section entitled 2015 Nonqualified Deferred Compensation Table above in this report), such balances will be distributed in accordance with such plans and any elections that Mr. van Paasschen previously made with respect thereto.

Mr. van Paasschen has agreed to release us, our affiliates and our and their directors, officers and employees from any claims that he may have against any of these parties. Mr. van Paasschen also agreed that during the two-year period commencing from the effective date of the van Paasschen Separation Agreement, he will not (1) acquire any of our equity securities, offer to enter into any merger or other business combination involving us or acquire voting control of us, or propose or disclose any request for consent of any of the foregoing, (2) engage in any business that competes with us in any geographic area where we then conduct business, or (3) solicit any of our employees or customers.

Separation Agreement with Mr. Aron. As described above, we entered into the Aron Separation Agreement with Mr. Aron pursuant to which his employment continued until December 31, 2015. Under the terms of the Aron Separation Agreement, Mr. Aron received certain payments and benefits in 2015, including payments and benefits that may differ from those to which we were obligated to pay him under the terms of his employment agreement as described above.

Pursuant to the Aron Separation Agreement, we paid Mr. Aron an annual incentive bonus for 2015 based on Mr. Aron’s target bonus for 2015 and calculated based on the achievement of the applicable performance metrics for 2015 under the terms of the Executive Plan (the ultimate payout of which was $2,040,000). Under the Aron Separation Agreement, Mr. Aron also became entitled to a grant of 70,019 shares of fully vested common stock in satisfaction of our obligation to make a certain restricted stock award under the terms of Mr. Aron’s employment agreement. We also paid Mr. Aron all accrued benefits, including his unpaid base salary earned, and any accrued and unpaid vacation pay, in each instance, through December 30, 2015, and unreimbursed expenses.

Mr. Aron has agreed to a general release of claims as a condition to the payment of the benefits and compensation described above (other than certain accrued benefits and compensation). In addition, Mr. Aron remains bound by the customary non-competition, non-solicitation, confidentiality and intellectual property provisions set forth in his employment agreement.

Director Compensation

We use a combination of cash and stock-based awards to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, we consider the significant amount of time that members of the Board spend in fulfilling their duties to us, as well as the skill level required by us of our directors. The compensation structure in effect for 2015 is described below.

For 2015, under our director share ownership guidelines, each non-employee director (or Non-Employee Director) was required to own shares (or deferred compensation stock equivalents) having a market price equal to four times the annual Non-Employee Director fees paid to such Non-Employee Director. If any Non-Employee Director fails to satisfy this requirement, sales of shares by such Non-Employee Director will be subject to a 35% retention requirement. Any new Non-Employee Director is given a period of three years to satisfy this requirement. All Non-Employee Directors met the share ownership guidelines in 2015. In 2015, Non-Employee Directors received compensation for their services as described below.

Annual Fees

In 2015, each Non-Employee Director received an annual fee in the amount of $90,000, payable in four equal installments of shares issued under our LTIP. The number of shares issued was based on the fair market value of a share using the closing price of a share as of the last business day of the quarter preceding the payment date.

A Non-Employee Director may elect to receive 100% of the annual fee in cash and to defer (at an annual interest rate of LIBOR plus 1.5% for deferred cash amounts) any or all of such annual fee payable in cash. A Non-Employee Director is also permitted to elect to defer to a deferred unit account any or all of the annual fee payable in shares. Deferred cash or stock amounts are payable in accordance with the Non-Employee Director’s advance election.

Non-Employee Directors serving as members of the Audit Committee received an additional annual fee payable in cash of $10,000 ($25,000 for the Chairman of the Audit Committee). The Chairman of the Compensation Committee received an additional annual fee payable in cash of $20,000. The chairperson of each other committee of the Board received an additional annual fee payable in cash of $15,000.

The Chairman of the Board received an additional fee of $150,000, payable quarterly in restricted stock units which generally vest in full upon the earlier of (1) the third anniversary of the grant date and (2) the date such person ceases to be a director of the Company.

Attendance Fees

Non-Employee Directors do not receive fees for attendance at meetings.

Equity Grant

In 2015, each Non-Employee Director received an annual equity grant (made for prospective service, at the same time as the annual grant was made to Company employees) under our LTIP with a value of about $135,000. The equity grant was delivered 100% in restricted stock units. The number of restricted stock units is determined by dividing the award value by the fair market value of our stock on the date of grant (fair market value is calculated as the closing price of a share as of the last business day prior to such date). The restricted stock units awarded pursuant to the annual grant generally vest in full upon the earlier of (1) the first anniversary of the grant date and (2) the date such person ceases to be a director.

Starwood Preferred Guest Program

Points and Rooms; Legacy Discounted Hotel Rates

In 2015, each Non-Employee Director received a grant of 750,000 SPG Program points to encourage them to visit and personally evaluate our properties. In addition, beginning in 2015, any Non-Employee Director who has achieved at least 10 years of service on the Board will receive, upon and after ceasing to serve as a member of the Board in good standing, the ability to participate in our discounted hotel rooms program for their lifetime. This perquisite was determined to have no aggregate incremental cost to us.

Other Compensation

We reimburse Non-Employee Directors for travel expenses, other out-of-pocket costs they incur when attending meetings and, for one meeting per year, expenses related to attendance by spouses.

We have summarized the compensation paid by us to our Non-Employee Directors in 2015 in the table below:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2)(3) ($)	Option Awards(4) ($)	All Other Compensation(5) ($)	Total ($)
Charlene Barshefsky	115,000	135,040	—	27,852	277,892
Thomas E. Clarke	110,000	135,040	—	18,750	263,790
Clayton C. Daley, Jr.	115,000	135,040	—	18,990	269,030
Bruce W. Duncan	90,000	285,025	—	21,318	396,343
Lizanne Galbreath	—	224,971	—	21,666	246,637
Eric Hippeau	10,000	224,971	—	25,530	260,501
Aylwin B. Lewis	100,000	135,040	—	18,750	253,790
Stephen R. Quazzo	25,000	224,971	—	18,750	268,721
Thomas O. Ryder	90,000	135,040	—	23,691	248,731
(1)

Mr. van Paasschen and Mr. Aron are not included in this table because each was an employee for part of 2015. Mr. van Paasschen’s 2015 compensation from the Company and Mr. Aron’s 2015 compensation as both an officer and a director of the Company are disclosed in the 2015 Summary Compensation Table above in this report.

(2)

As of December 31, 2015, every director, with the exception of Mr. Duncan held 1,688 restricted stock units that had not vested. As of December 31, 2015, Mr. Duncan held 7,883 restricted stock units that had not vested.

(3)

Represents the grant date fair value for stock (deferred and otherwise) and restricted stock unit awards granted during the year computed in accordance with ASC 718. For additional information, refer to Note 20 of our financial statements filed with the SEC as part of the Form 10-K for the year ended December 31, 2015. These amounts reflect the grant date fair value for these awards and do not correspond to the actual value that will be recognized by the Non-Employee Directors. The grant date fair value of each stock award is set forth below:

Director	Grant Date	Number of Shares of Stock/Units	Grant Date Fair Value ($)
Charlene Barshefsky	2/27/2015	1,688	135,040
Thomas E. Clarke	2/27/2015	1,688	135,040
Clayton C. Daley, Jr.	2/27/2015	1,688	135,040
Bruce W. Duncan	2/27/2015	1,688	135,040
	3/31/2015	463	37,535
	6/30/2015	449	37,492
	9/30/2015	462	37,464
	12/31/2015	564	37,495
Lizanne Galbreath	2/27/2015	1,688	135,040
	3/31/2015	278	22,537
	6/30/2015	269	22,462
	9/30/2015	277	22,462
	12/31/2015	338	22,470
Eric Hippeau	2/27/2015	1,688	135,040
	3/31/2015	278	22,537
	6/30/2015	269	22,462
	9/30/2015	277	22,462
	12/31/2015	338	22,470
Aylwin B. Lewis	2/27/2015	1,688	135,040
Stephen R. Quazzo	2/27/2015	1,688	135,040
	3/31/2015	278	22,537
	6/30/2015	269	22,462
	9/30/2015	277	22,462
	12/31/2015	338	22,470
Thomas O. Ryder	2/27/2015	1,688	135,040
(4)

As of December 31, 2015, each director had the following aggregate number of stock options outstanding: Ambassador Barshefsky, 12,562; Dr. Clarke, 12,327; Mr. Daley, 9,475; Mr. Duncan, 9,475; Ms. Galbreath, 23,541; Mr. Hippeau, 23,541; Mr. Lewis, 0; Mr. Quazzo, 23,541; and Mr. Ryder, 5,388.

(5)

We reimburse Non-Employee Directors for travel expenses and other out-of-pocket costs they incur when attending meetings and, for one meeting per year, attendance by spouses. In addition, in 2015 Non-Employee Directors received 750,000 SPG Program points valued at $0.025 per point. Non-Employee Directors receive interest on deferred dividends. Pursuant to SEC rules, perquisites and personal benefits are not reported for any director for whom such amounts were less than $10,000 in the aggregate for 2015 but must be identified by type for each director for whom such amounts were equal to or greater than $10,000 in the aggregate. SEC rules do not require specification of the value of any type of perquisite or personal benefit provided to the Non-Employee Directors because no such value exceeded $25,000.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal year 2015 were all independent directors, and no member was an employee or former employee of the Company. None of the Compensation Committee members had any relationship requiring disclosure under the Related Person Transaction Policy described below.

During fiscal year 2015, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose officer served on our Compensation Committee or Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The table below shows the number of Company shares beneficially owned by principal stockholders who beneficially own more than five percent of the Company’s outstanding shares as of April 5, 2016. The information in this table is based upon the latest filings of either a Schedule 13D, Schedule 13G or Form 13F (or amendments thereto) as filed by the respective stockholder with the SEC as of the date stated in the footnotes below.

We calculate the stockholder’s percentage of ownership assuming the stockholder beneficially owned that number of shares on April 5, 2016. Unless otherwise indicated, the stockholder had sole voting and dispositive power over the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Paulson & Co., Inc.(1) 1251 Avenue of the Americas New York, NY 10020	11,603,379	6.88%
The Vanguard Group Inc.(2) 100 Vanguard Blvd. Malvern, PA 19355	9,761,976	5.79%
BlackRock, Inc.(3) 55 East 52nd Street New York, NY 10005	9,678,976	5.74%
(1)

Based on information contained in a Schedule 13G dated February 16, 2016 (the “Paulson 13G”) filed by Paulson & Co. Inc. (“Paulson”) with the SEC, with respect to the Company, reporting beneficial ownership as of December 31, 2015. The Paulson 13G reports that Paulson has sole voting power over 11,603,379 shares, shared voting power over 0 shares, sole dispositive power over 11,603,379 shares, and shared dispositive power over 0 shares.

(2)

Based on information contained in a Schedule 13G/A dated February 10, 2016 (the “Vanguard 13G/A”) filed by The Vanguard Group Inc. (“Vanguard”) with the SEC, with respect to the Company, reporting beneficial ownership as of December 31, 2015. The Vanguard 13G/A reports that Vanguard has sole voting power over 317,949 shares, shared voting power over 16,900 shares, sole dispotive power over 9,423,229 shares, and shared dispotive power over 338,747 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, holds 264,650 shares. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, holds 127,396 shares.

(3)

Based on information contained in a Schedule 13G/A dated February 10, 2016 (the “BlackRock 13G/A”) filed by BlackRock, Inc. (“BlackRock”) with the SEC, with respect to the Company, reporting beneficial ownership as of December 31, 2015. The BlackRock 13G/A reports that BlackRock has sole voting power over 8,088,578 shares, shared voting power over 0 shares, sole dispositive power of 9,678,976 shares, and shared dispositive power over 0 shares.

Directors and Executive Officers

The table below shows the beneficial ownership of Company shares of (i) each director, (ii) each named executive officer and, (iii) all directors and executive officers as a group, as of January 31, 2016. Beneficial ownership includes any shares that a director or executive officer may acquire pursuant to stock options and other derivative securities that are exercisable on that date or that will become exercisable within 60 days thereafter. Unless otherwise indicated, the stockholder had sole voting and dispositive power over the shares. None of the shares outlined below have been pledged, hypothecated or encumbered.

Name (Listed alphabetically)	Amount and Nature of Beneficial Ownership	Percent of Class
Adam M. Aron(1)(2)(3)	128,631	(4)
Charlene Barshefsky(1)(5)(6)	43,897	(4)
Thomas E. Clarke(1)	33,148	(4)
Clayton C. Daley, Jr.(1)(5)(7)	39,636	(4)
Bruce W. Duncan(1)(5)(8)	136,525	(4)
Lizanne Galbreath(1)(5)	56,754	(4)
Eric Hippeau(1)(5)	70,578	(4)
Aylwin B. Lewis(1)	7,812	(4)
Thomas B. Mangas(1)	40,451	(4)
Martha C. Poulter(1)	52,120	(4)
Stephen R. Quazzo(1)(9)	93,091	(4)
Sergio D. Rivera(1)	92,239	(4)
Thomas O. Ryder(1)(5)	35,191	(4)
Alan Schnaid(1)	25,230	(4)
Simon M. Turner(1)(10)	147,027	(4)
Frits van Paasschen(1)(3)	629	(4)
All Directors and executive officers as a group (18 persons)(1)	1,143,456	.68%
(1)

Includes shares subject to options, restricted stock, restricted stock units and performance shares that are exercisable as of, or will become exercisable or vest within 60 days of, January 31, 2016, as follows: 5,388 for Mr. Aron; 14,250 for Ambassador Barshefsky; 13,331 for Mr. Jeffrey M. Cava; 14,015 for Dr. Clarke; 11,163 for Mr. Daley; 11,817 for Mr. Duncan; 25,229 for Ms. Galbreath; 25,229 for Mr. Hippeau; 1,688 for Mr. Lewis; 4,792 for Mr. Mangas; 3,750 for Ms. Poulter; 25,229 for Mr. Quazzo; 23,180 for Mr. Rivera; 7,076 for Mr. Ryder; 8,099 for Mr. Schnaid; 16,602 for Mr. Kenneth S. Siegel; 32,715 for Mr. Turner; and 629 for Mr. van Paasschen.

(2)	Includes 10,000 shares held jointly with Mr. Aron’s wife.
(3)

On February 13, 2015, Mr. van Paasschen resigned as our President and Chief Executive Officer and as a member of our Board. On February 14, 2015, Mr. Aron was appointed as our Chief Executive Officer on an interim basis, and resigned as our Chief Executive Officer and as a member of our Board on December 30, 2015.

(4)	Less than 1%.
(5)

Includes the following number of “phantom” stock units received as a result of the following directors’ election to defer directors’ annual fees: 4,884 for Ambassador Barshefsky; 828 for Mr. Daley; 7,300 for Mr. Duncan; 16,551 for Ms. Galbreath; 29,553 for Mr. Hippeau; and 22,231 for Mr. Ryder.

(6)	Includes 16,491 shares held jointly with Ambassador Barshefsky’s spouse.
(7)	Includes 26,989 shares held by the Clayton C. Daley, Jr. Revocable Trust of which Mr. Daley is a trustee and beneficiary.
(8)	Includes 71,366 shares held by The Bruce W. Duncan Revocable Trust of which Mr. Duncan is a trustee and beneficiary.
(9)

Includes 45,748 shares held by the Stephen Quazzo Trust, of which Mr. Quazzo is settlor and over which he exercises some investment control, 13,500 shares held by trusts for Mr. Quazzo’s children and over which he exercises some investment control, and 397 shares owned by Mr. Quazzo’s wife in a retirement account.

(10)	Includes 80,494 shares held jointly with Mr. Turner’s wife, and 280 shares held in a custodial account for Mr. Turner’s daughter.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 regarding shares that may be issued under equity compensation plans maintained by the Company:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	942,240(1)	$44.89(2)	10,338,142(3)
Equity compensation plans not approved by security holders	—	—	—
TOTAL	942,240	$44.89	10,338,142
(1)	Amount includes maximum estimated future payouts for the performance awards of 716,444 shares, and thus may overstate expected dilution.
(2)	Weighted-average exercise price is representative of outstanding stock option awards only.
(3)

All of these shares may be used for awards other than upon the exercise of an option, warrant or right. In addition, 9,631,558 shares remain available for issuance under our Employee Stock Purchase Plan, a stock purchase plan meeting the requirements of Section 423 of the Code.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

In accordance with NYSE rules, the Board makes an annual determination as to the independence of the directors and director nominees. A director or director nominee is not deemed independent unless the Board affirmatively determines that such director or director nominee has no material relationship with us, directly or as an officer, stockholder or partner of an organization that has a relationship with us. The Board observes all criteria for independence established by the NYSE listing standards and other governing laws and regulations. When assessing materiality of a director’s relationship with us, the Board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation, and the frequency or regularity of the services, whether the services are being carried out at arm’s length in the ordinary course of business and whether the services are being provided substantially on the same terms to us as those prevailing at the time from unrelated parties for comparable transactions. Material relationships can include any commercial, banking, consulting, legal, accounting, charitable or other business relationships each director or director nominee may have with us. In addition, the Board consults with our external legal counsel to ensure that the Board’s determinations are consistent with all relevant securities laws and other applicable laws and regulations regarding the definition of “independent director,” including but not limited to those set forth in pertinent listing standards of the NYSE.

Our Board has determined that each of the directors except for Mr. Mangas is “independent” under the NYSE rules and that these directors have no material relationship with us that would prevent the directors from being considered independent. In addition, it was taken into account that five of the non-employee directors, Messrs. Daley, Duncan, Hippeau and Quazzo and Ms. Galbreath, have no relationship with us except as a director and stockholder of the Company and that the remaining four non-employee directors, Messrs. Clarke, Lewis and

Ryder and Ambassador Barshefsky, have relationships with our stockholders or companies that do business with us that are consistent with the NYSE independence standards as well as independence standards adopted by the Board.

Review of Related Person Transactions

The Board has adopted a Corporate Opportunity and Related Person Transaction Policy (or Related Person Transaction Policy), the purpose of which is to address the reporting, review and approval or ratification of transactions with directors, director nominees, executive officers, stockholders known to own of record or beneficially more than five percent of our shares (or 5% Holders) and each of the foregoing’s respective family members and/or corporate affiliates (collectively, Covered Persons). As a general matter, we seek to avoid Related Person Transactions because they can involve potential or actual conflicts of interest and pose the risk that they may be, or be perceived to be, based on considerations other than the Company’s best interests. For purposes of the policy, a “Related Person Transaction” means any transaction involving the Company in which a Covered Person has a direct or indirect material interest. A transaction involving entities controlled by the Company shall be deemed a transaction in which the Company participates. However, we recognize that in some circumstances transactions between us and related persons may be incidental to the normal course of business or provide an opportunity that is in the best interests of the Company, or that is not inconsistent with the best interests of the Company, or is more efficient to pursue than an alternative transaction. The Board has charged the Corporate Governance and Nominating Committee with establishing and periodically reviewing our Related Person Transaction Policy. A copy of the policy is posted on our website at www.starwoodhotels.com/corporate/about/investor/governance.html.

The Related Person Transaction Policy also governs certain corporate opportunities to ensure that Corporate Opportunities are not pursued by Covered Persons unless and until the Company has determined that it is not interested in pursuing said opportunity. For purposes of the policy, a “Corporate Opportunity” means any opportunity (i) that is within the Company’s existing line of business or is one in which the Company either has an existing interest or a reasonable expectancy of an interest; and (ii) the Company is reasonably capable of pursuing.

Under the Related Person Transaction Policy, except as otherwise provided, each director, executive officer, and 5% Holder is required to submit any such Related Person Transaction or Corporate Opportunity to the Corporate Governance and Nominating Committee for review. In its review, the Corporate Governance and Nominating Committee is to consider all relevant facts and circumstances to determine whether it should (i) reject the proposed transaction; (ii) conclude that the proposed transaction is appropriate and suggest that the Company pursue it on the terms presented or on different terms, and in the case of a Corporate Opportunity, suggest that the Company pursue the Corporate Opportunity on its own, with the party who brought the proposed transaction to the Company’s attention or with another third party; or, (iii) ask the Board to consider the proposed transaction so that the Board may then take either of the actions described in (i) or (ii) above, and, at the Corporate Governance and Nominating Committee’s option, in connection with, (iii) make a recommendation to the Board.

Any person bringing a proposed transaction to the Corporate Governance and Nominating Committee is obligated to provide any and all information requested by the Corporate Governance and Nominating Committee and, in the case of a director, such director must recuse himself or herself from any vote or other deliberation on the matter.

The policy may be changed at any time by the Board.

Corporate Governance Policies

In addition to our Charter and Bylaws, we have adopted the Corporate Governance Guidelines (or Guidelines), which are posted on our website at www.starwoodhotels.com/corporate/about/investor/governance.html. The Guidelines address significant corporate governance matters and provide the framework for our corporate governance policies and practices including: board and committee composition, director and executive stock ownership guidelines, incentive recouping, anti-hedging and anti-pledging policies, and board and committee assessment. The Corporate Governance and Nominating Committee is responsible for overseeing and reviewing the Guidelines and for reporting and recommending to the Board any changes to the Guidelines.

To further promote transparency and ensure accurate and adequate disclosure, we have established a Disclosure Committee comprised of certain senior executives to design, establish and maintain our internal controls and other procedures with respect to the preparation of periodic reports required to be filed with the SEC, earnings releases and other written information that we decide to disclose to the investment community. The Disclosure Committee evaluates the effectiveness of our disclosure controls and procedures and maintains written records of its meetings.

The Board also has certain policies relating to retirement and a change in a director’s principal occupation. The Guidelines provide that directors who are not employees of the Company or any of its subsidiaries may not stand for re-election after reaching the age of 72 and that directors who are employees of the Company must retire from the Board upon retirement from the Company. The Guidelines provide that in the event a director changes his or her principal occupation (including through retirement), such director should voluntarily tender his or her resignation to the Board. The Corporate Governance and Nominating Committee will then make a recommendation to the Board as to whether the Board should accept or reject such resignation.

We indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company. Indemnification is required pursuant to our Charter and we have entered into agreements with our directors and executive officers undertaking a contractual obligation to provide the same.

Communications with the Board

We have adopted a policy which permits stockholders and other interested parties to contact the Board. If you are a stockholder or interested party and would like to contact the Board, you may send a letter to the Board of Directors, c/o the Corporate Secretary of the Company, One StarPoint, Stamford, Connecticut 06902 or contact us online at www.hotethics.com. It is important that you identify yourself as a stockholder or an interested party in the correspondence. If the correspondence contains complaints about our Company’s accounting, internal or auditing matters, the Corporate Secretary will advise a member of the Audit Committee. If the correspondence concerns other matters or is directed to the non-employee directors, the Corporate Secretary will forward the correspondence to the director to whom it is addressed or otherwise as would be appropriate under the circumstances, attempt to handle the inquiry directly (for example where it is a request for information or a stock-related matter), or not forward the communication altogether if it is primarily commercial in nature or relates to an improper or irrelevant topic. At each regularly scheduled Board meeting, the Corporate Secretary or his designee will present a summary of all such communications received since the last meeting that were not forwarded and shall make those communications available to the directors upon request. This policy is also posted on our website at www.starwoodhotels.com/corporate/about/investor/ governance.html.

Item 14. Principal Accounting Fees and Services.

The aggregate amounts billed to the Company for the fiscal years ended December 31, 2015 and 2014 by the Company’s principal accounting firm, Ernst & Young LLP, are as follows (in millions):

	2015	2014
Audit Fees(1)	$7.9	$7.7
Audit-Related Fees(2)	$8.1	$0.9
Tax Fees(3)	$1.9	$1.0
All Other Fees	$—	$—
TOTAL	$17.9	$9.6

(1)

Audit fees include the fees paid for the annual audit, the review of quarterly financial statements, assistance with and review of documents filed with the SEC and the audit of the Company’s internal controls over financial reporting, as well as audits related to financial reports required as part of regulatory and statutory filings.

(2)

Audit-related fees include fees for due diligence services related to the Company’s strategic alternatives review, audit of Vistana’s stand-alone financial statements and other attest services not required by statute or regulation.

(3)	Tax fees include domestic and foreign tax compliance and consultations regarding tax matters, including matters related to the Company’s strategic alternatives review.

The Company has adopted a policy which requires the Audit Committee of the Board of Directors to approve the hiring of any current or former employee (within the last five years) of the Company’s independent registered public accounting firm into any position (i) as a manager or higher, (ii) in its accounting or tax departments, (iii) where the hire would have direct involvement in providing information for use in its financial reporting systems, or, (iv) where the hire would be in a policy-setting position. When undertaking its review, the Audit Committee considers applicable laws, regulations and related commentary regarding the definition of “independence” for independent registered public accounting firms.

Pre-Approval of Services

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by the Company’s independent registered public accounting firm. The independent registered public accounting firm submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences. The Audit Committee may delegate authority to one of its members to pre-approve all audit/non-audit services by the independent registered public accounting firm, as long as these approvals are presented to the full Audit Committee at its next regularly scheduled meeting.

Management submits to the Audit Committee all non-audit services that it recommends the independent registered public accounting firm be engaged to provide and an estimate of the fees to be paid for each. Management and the independent registered public accounting firm must each confirm to the Audit Committee that the performance of the non-audit services on the list would not compromise the independence of the registered public accounting firm and would be permissible under all applicable legal requirements. The Audit Committee must approve both the list of non-audit services and the budget for each such service before commencement of the work. Management and the independent registered public accounting firm report to the Audit Committee at each of its regular meetings as to the non-audit services actually provided by the independent registered public accounting firm and the approximate fees incurred by the Company for those services.

All audit and permissible non-audit services provided by Ernst & Young LLP to the Company for the fiscal years ended December 31, 2015 and 2014 were pre-approved by the Audit Committee or our Board.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

3. Exhibits.

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of October 27, 2015, among the Company, Vistana Signature Experiences, Inc., Iris Merger Sub, Inc. and Interval Leisure Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (Commission File Number 001-07959) filed with the SEC on November 3, 2015 (or the November 3 Form 8-K/A)).

2.2

Separation Agreement, dated as of October 27, 2015, among the Company, Vistana Signature Experiences, Inc. and Interval Leisure Group, Inc. (incorporated by reference to Exhibit 2.2 to the November 3 Form 8-K/A).

2.3

Agreement and Plan of Merger, dated as of November 15, 2015, among Marriott International, Inc., the Company, Solar Merger Sub 1, Inc., Solar Merger Sub 2, Inc., Mars Merger Sub, Inc. and Mars Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on November 16, 2015).

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

4.1

Termination Agreement dated as of April 7, 2006 between the Company and the Trust (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on April 13, 2006 (or the April 13 Form 8-K)).

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

Exhibit Number	Description of Exhibit

4.5

Second Indenture Supplement, dated as of April 9, 2006, among the Company, Sheraton Holding Corporation and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the April 13 Form 8-K).

4.6

Indenture, dated as of September 13, 2007, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on September 17, 2007 (or the September 17 Form 8-K)).

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

4.9

Indenture, dated as of December 10, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on December 10, 2012 (or the December 10 Form 8-K)).

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

10.1

Third Amended and Restated Limited Partnership Agreement of SLC Operating Limited Partnership, dated January 6, 1999 (or the SLC LPA), among the Company and the limited partners of SLC Operating Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 1998).

10.2

Amendment to the SLC LPA, effective as of December 27, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2013 (or the 2013 Form 10-K)).

10.3

Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital Group, L.L.C. and Starwood Lodging Trust (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 1997).

Exhibit Number	Description of Exhibit

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

10.7

Third Amendment to Credit Agreement, dated as of July 29, 2014, by and among the Company, certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other persons party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended September 30, 2014 (or the 2014 Form 10-Q3)).

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

10.9

Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (or the 1999 LTIP) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 1999 (or the 1999 Form 10-Q2)). *

10.10

First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended September 30, 2001). *

10.11

Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended March 31, 2003 (or the 2003 Form 10-Q1)). *

10.12

Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2004 (or the 2004 Form 10-K)). *

10.13	Form of Restricted Stock Agreement pursuant to the 1999 LTIP (incorporated by reference to Exhibit 10.31 to the 2004 Form 10-K). *

Exhibit Number	Description of Exhibit

10.14

Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (or the 2002 LTIP) (incorporated by reference to Annex B of the Company’s 2002 Notice of Annual Meeting and Proxy Statement (Commission File Number 001-07959) filed with the SEC on April 12, 2002). *

10.15	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 Form 10-Q1). *

10.16

Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2002 (or the 2002 Form 10-K)). *

10.17	Form of Restricted Stock Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.35 to the 2004 Form 10-K). *

10.18

Starwood Hotels & Resorts Worldwide, Inc. 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008 (or 2004 LTIP) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on January 6, 2009 (or the January 2009 Form 8-K)). *

10.19

First Amendment to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2013). *

10.20

Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2004). *

10.21	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K). *

10.22

Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC February 13, 2006 (or the February 2006 Form 8-K)). *

10.23	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the February 2006 Form 8-K). *

10.24

Form of Amended and Restated Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the period ended June 30, 2006 (or the 2006 Form 10-Q2)). *

10.25	Form of Amended and Restated Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.2 to the 2006 Form 10-Q2). *

10.26	Form of 2013 Performance Share Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.24 to the 2013 Form 10-K). *

Exhibit Number	Description of Exhibit

10.27	Form of 2013 Restricted Stock Award Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.24 to the 2013 Form 10-K). *

10.28	Annual Incentive Plan for Certain Executives, amended and restated as of December 2008 (incorporated by reference to Exhibit 10.2 to the January 2009 Form 8-K). *

10.29

Starwood Hotels & Resorts Worldwide, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 22, 2008 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2007). *

10.30

Starwood Hotels & Resorts Worldwide, Inc. 2013 Long-Term Incentive Compensation Plan (or 2013 LTIP) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-189674) filed June 28, 2013). *

10.31

Form of Indemnification Agreement between the Company and each of its Directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on November 25, 2009). *

10.32

Separation Agreement and General Release, dated February 16, 2015, between the Company and Frits van Paasschen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2015). *

10.33

Form of Non-Qualified Stock Option Agreement between the Company and Frits van Paasschen pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the period ended September 30, 2007 (or the 2007 Form 10-Q3)). *

10.34

Employment Agreement, dated as of November 13, 2003, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2003). *

10.35

Letter Agreement, dated August 14, 2007, between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on August 17, 2007 (or the August 17 Form 8-K)). *

10.36

Amendment, dated as of December 30, 2008, to employment agreement between the Company and Vasant Prabhu (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2008 (or the 2008 Form 10-K)). *

10.37

Employment Agreement, dated as of September 25, 2000, between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (Commission File Number 001-07959) for the fiscal year ended December 31, 2000). *

10.38	Letter Agreement, dated July 22, 2004 between the Company and Kenneth Siegel (incorporated by reference to Exhibit 10.73 to the 2004 Form 10-K). *

10.39	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Kenneth S. Siegel (incorporated by reference to Exhibit 10.43 to the 2008 Form 10-K). *

Exhibit Number	Description of Exhibit

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

10.46

Letter Agreement, dated August 22, 2008, between the Company and Matthew Avril (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended March 31, 2009 (or the 2009 Form 10-Q1). *

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

10.51	Letter Agreement, dated April 15, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.7 to the 2009 Form 10-Q1). *

10.52	Amendment, dated as of December 30, 2008, to employment agreement between the Company and Simon Turner (incorporated by reference to Exhibit 10.8 to the 2009 Form 10-Q1). *

10.53	Amended and Restated Severance Agreement, dated as of December 30, 2008, between the Company and Simon Turner (incorporated by reference to Exhibit 10.9 to the 2009 Form 10-Q1). *

Exhibit Number	Description of Exhibit

10.54	Employment Agreement, dated August 27, 2012, between the Company and Sergio Rivera (incorporated by reference to Exhibit 10.24 to the 2013 Form 10-K). *

10.55	Severance Agreement, dated August 27, 2012, between the Company and Sergio Rivera (incorporated by reference to Exhibit 10.24 to the 2013 Form 10-K). *

10.56

Starwood Savings Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended September 30, 2013). *

10.57

Employment Agreement, dated May 7, 2014, between the Company and Martha Poulter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2014 (or the 2014 Form 10-Q2)). *

10.58	Severance Agreement, dated May 7, 2014, between the Company and Martha Poulter (incorporated by reference to Exhibit 10.2 to the 2014 Form 10-Q2). *

10.59	Form of Restricted Stock Award Agreement pursuant to the 2013 LTIP (incorporated by reference to Exhibit 10.3 to the 2014 Form 10-Q2). *

10.60

Employment Agreement, dated August 18, 2014, between the Company and Thomas B. Mangas (including the Non-Compete, Non-Solicitation, Confidentiality and Intellectual Property Agreement between the Company and Thomas B. Mangas) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on August 27, 2014 (or the August 27 Form 8-K)). *

10.61	Severance Agreement, dated August 18, 2014, between the Company and Thomas B. Mangas (incorporated by reference to Exhibit 10.2 to the August 27 Form 8-K). *

10.62	Form of Restricted Stock Award Retention Agreement Pursuant to the 2013 LTIP (incorporated by reference to Exhibit 10.3 to the 2014 Form 10-Q3). *

10.63

Amendment, dated as of May 27, 2015, to the severance agreement between the Company and Thomas B. Mangas (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File Number 001-07959) for the quarterly period ended June 30, 2015). *

10.64

Employment Agreement, dated June 17, 2015, between the Company and Adam M. Aron (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on June 23, 2015). *

10.65

Letter Agreement, dated December 15, 2015, between the Company and Thomas B. Mangas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Commission File Number 001-07959) filed with the SEC on December 22, 2015 (or the December 22 Form 8-K/A)). *

10.66	Letter Agreement, dated December 17, 2015, between the Company and Alan M. Schnaid (incorporated by reference to Exhibit 10.2 to the December 22 Form 8-K/A). *

Exhibit Number	Description of Exhibit

10.67	Separation Agreement, dated December 15, 2015 between the Company and Adam M. Aron (incorporated by reference to Exhibit 10.3 to the December 22 Form 8-K/A). *

12.1

Calculation of Ratio of Earnings to Total Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company’s Annual Report on Form 10-K (Commission File Number 01-07959) for the fiscal year ended December 31, 2015 (or the 2015 Form 10-K)).

21.1	List of our Subsidiaries (incorporated by reference to Exhibit 21.1 to the 2015 Form 10-K).

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the 2015 Form 10-K).

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer. +

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer. +

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer (incorporated by reference to Exhibit 32.1 to the 2015 Form 10-K).

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer (incorporated by reference to Exhibit 32.2 to the 2015 Form 10-K).

101

The following materials from Starwood Hotels & Resorts Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to the consolidated financial statements (incorporated by reference to Exhibit 101 to the 2015 Form 10-K).

+	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/S/ THOMAS B. MANGAS Thomas B. Mangas Chief Executive Officer

Date: April 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS B. MANGAS Thomas B. Mangas	Chief Executive Officer	April 29, 2016

/S/ BRUCE W. DUNCAN Bruce W. Duncan	Chairman and Director	April 29, 2016

/S/ ALAN M. SCHNAID Alan M. Schnaid	Chief Financial Officer and Principal Accounting Officer	April 29, 2016

/S/ CHARLENE BARSHEFSKY Charlene Barshefsky	Director	April 29, 2016

/S/ THOMAS E. CLARKE Thomas E. Clarke	Director	April 29, 2016

/S/ CLAYTON C. DALEY, JR. Clayton C. Daley, Jr.	Director	April 29, 2016

/S/ LIZANNE GALBREATH Lizanne Galbreath	Director	April 29, 2016

/S/ ERIC HIPPEAU Eric Hippeau	Director	April 29, 2016

/S/ AYLWIN B. LEWIS Aylwin B. Lewis	Director	April 29, 2016

/S/ STEPHEN R. QUAZZO Stephen R. Quazzo	Director	April 29, 2016

/S/ THOMAS O. RYDER Thomas O. Ryder	Director	April 29, 2016