Form 10-Q
period 2016-03-31
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2016-05-04
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

169,537,647 shares of common stock, par value $0.01 per share, outstanding as of April 29, 2016.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (“we,” “us” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016. See the notes to consolidated financial statements for the basis of presentation.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this filing. Results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2016.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,180	$1,048
Restricted cash	68	54
Accounts receivable, net of allowance for doubtful accounts of $83 and $78	671	690
Inventories	355	319
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $2 and $2	31	32
Prepaid expenses and other	175	152
Total current assets	2,480	2,295
Investments	197	183
Plant, property and equipment, net	2,068	2,144
Goodwill and intangible assets, net	1,948	1,908
Deferred income taxes	757	747
Other assets	867	839
Securitized vacation ownership notes receivable, net	127	141
Total assets	$8,444	$8,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$34	$33
Accounts payable	115	98
Current maturities of long-term securitized vacation ownership debt	45	48
Accrued expenses	1,399	1,354
Accrued salaries, wages and benefits	325	400
Accrued taxes and other	312	303
Total current liabilities	2,230	2,236
Long-term debt	2,318	2,144
Long-term securitized vacation ownership debt	111	123
Deferred income taxes	31	34
Other liabilities	2,407	2,421
Total liabilities	7,097	6,958
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 169,537,501 and 168,754,605 shares at March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	115	115
Accumulated other comprehensive loss	(645)	(668)
Retained earnings	1,872	1,847
Total Starwood stockholders’ equity	1,344	1,296
Noncontrolling interest	3	3
Total equity	1,347	1,299
Total liabilities and equity	$8,444	$8,257

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Owned, leased and consolidated joint venture hotels	$265	$316
Vacation ownership and residential sales and services	185	187
Management fees, franchise fees and other income	256	240
Other revenues from managed and franchised properties	698	672
	1,404	1,415
Costs and Expenses
Owned, leased and consolidated joint venture hotels	217	262
Vacation ownership and residential sales and services	142	137
Selling, general, administrative and other	86	91
Restructuring and other special charges (credits), net	39	31
Depreciation	62	62
Amortization	8	7
Other expenses from managed and franchised properties	698	672
	1,252	1,262
Operating income	152	153
Equity earnings and gains from unconsolidated ventures, net	12	15
Interest expense, net of interest income of $1 and $1	(23)	(31)
Gain (loss) on asset dispositions and impairments, net	2	14
Income from continuing operations before taxes and noncontrolling interests	143	151
Income tax expense	(53)	(52)
Income from continuing operations	90	99
Discontinued operations:
Gain on dispositions, net of tax expense (benefit) of $0 and $0	—	—
Net income attributable to Starwood	$90	$99
Earnings Per Share — Basic
Continuing operations	$0.54	$0.59
Discontinued operations	—	—
Net income	$0.54	$0.59
Earnings Per Share — Diluted
Continuing operations	$0.53	$0.58
Discontinued operations	—	—
Net income	$0.53	$0.58
Weighted average number of shares	167	170
Weighted average number of shares assuming dilution	168	171
Dividends declared per share	$0.375	$0.375

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$90	$99
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	25	(112)
Defined benefit pension and postretirement plans activity	1	1
Hedging activities	(3)	1
Total other comprehensive income (loss), net of taxes	23	(110)
Total comprehensive income (loss)	113	(11)
Comprehensive (income) loss attributable to noncontrolling interests	—	—
Foreign currency translation adjustments attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Starwood	$113	$(11)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net income	$90	$99
Adjustments to net income:
Depreciation and amortization	70	69
Amortization of deferred gains	(21)	(22)
(Gain) loss on asset dispositions and impairments, net	(2)	(14)
Stock-based compensation expense	13	14
Excess stock-based compensation tax benefit	—	(7)
Distributions in (deficit) excess of equity earnings	(4)	(8)
Deferred income tax expense	9	41
Other non-cash adjustments to net income	21	(16)
Decrease (increase) in restricted cash	(14)	23
Other changes in working capital	(77)	(114)
Securitized VOI notes receivable activity, net	15	19
Unsecuritized VOI notes receivable activity, net	(28)	(18)
Accrued income taxes and other	(24)	(11)
Cash from operating activities	48	55
Investing Activities
Purchases of plant, property and equipment	(35)	(51)
Proceeds from asset sales, net of transaction costs	83	—
Acquisitions, net of acquired cash	(50)	(4)
Issuance of notes receivable, net	(11)	(5)
Distributions from investments, net	—	31
Other, net	31	4
Cash from (used for) investing activities	18	(25)
Financing Activities
Commercial paper, net	183	(172)
Long-term debt issued	—	9
Long-term debt repaid	(20)	(4)
Long-term securitized debt repaid	(15)	(20)
Dividends paid	(68)	(64)
Proceeds from employee stock option exercises	3	11
Excess stock-based compensation tax benefit	—	7
Share repurchases	—	(123)
Other, net	(22)	(25)
Cash from (used for) financing activities	61	(381)
Exchange rate effect on cash and cash equivalents	5	(11)
Increase (decrease) in cash and cash equivalents	132	(362)
Cash and cash equivalents — beginning of period	1,048	935
Cash and cash equivalents — end of period	$1,180	$573
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$15	$51
Income taxes, net of refunds	$36	$21

The accompanying notes to financial statements are an integral part of the above statements.

Note 1.	Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries. We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,308 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets:  luxury and upper-upscale. The principal operations of Starwood Vacation Ownership, Inc. (SVO) include the development and operation of vacation ownership resorts and marketing, selling and financing of vacation ownership interests (VOIs) in the resorts.

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

Future Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.” The amendments in this topic are intended to simplify several aspects of the accounting for share-based payment award transactions and are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are still assessing the timing of adoption and the potential impact that ASU No. 2016-09 will have on our financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes existing guidance on accounting for leases and generally requires all leases to be recognized on the balance sheet and is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The amendments in this ASU are to be applied using a modified retrospective approach. We are still assessing the timing of adoption and the potential impact that ASU No. 2016-02 will have on our financial statements and disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest- Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.” The amendments in this topic are intended to simplify the presentation of debt issuance costs and are effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this ASU on January 1, 2016 and retrospectively applied the standard to the December 31, 2015 balance sheet by reclassifying approximately $11 million from other assets to long-term debt and long-term securitized vacation ownership debt.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis.” The amendments in this update are intended to improve and simplify targeted areas of the consolidation guidance and are effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this ASU on January 1, 2016. The adoption of this update did not have a material impact on our financial statements.

Note 3.	Earnings per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for income from continuing operations attributable to our common stockholders (in millions, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Income from continuing operations	$90	$99
Weighted average common shares for basic earnings per share	167	170
Effect of dilutive stock options and restricted stock awards	1	1
Weighted average common shares for diluted earnings per share	168	171
Basic earnings per share	$0.54	$0.59
Diluted earnings per share	$0.53	$0.58

Approximately 1.1 million shares and 0.8 million shares for the three months ended March 31, 2016 and 2015, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

Note 4.	Asset Dispositions and Impairments

During the three months ended March 31, 2016, we sold one hotel for cash proceeds net of closing costs of approximately $79 million subject to a long-term management agreement. The sale resulted in a pre-tax gain of approximately $5 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement.

Additionally, during the three months ended March 31, 2016, we recorded a net gain of $2 million, primarily related to the reduction of an obligation associated with a previous disposition.

Subsequent to March 31, 2016, management received approval to commit to a plan to sell two foreign wholly-owned hotels, entered into a definitive purchase and sale agreement and received a non-refundable deposit. These hotels are expected to be sold in the second quarter of 2016 subject to long-term management agreements. We believe that this will result in the recognition of a gain on the sale which will be more than offset by the realization of a significant cumulative translation adjustment loss due to substantial liquidation.

During the three months ended March 31, 2015, we recorded a $17 million gain related to the sale of a minority partnership interest in a hotel.

Note 5.	Transfers of Financial Assets

We have variable interests in the entities associated with our three outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these variable interest entities (VIEs). In making this determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized notes receivable and any related non-performing loans. We are the servicer of the securitized mortgage receivables. We also have the option, subject to certain limitations, to repurchase or replace VOI notes receivable that are in default at their outstanding principal amounts. Such activity totaled $2 million and $3 million and during the three months ended March 31, 2016 and 2015, respectively. We have been able to resell the VOIs underlying the VOI notes repurchased or replaced under these provisions without incurring significant losses. We hold the risk of potential loss (or gain), as the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties. We have the right to fund defaults at our option, subject to certain limitations, and we intend to do so until the debt is extinguished to maintain the credit rating of the underlying notes.

Upon transfer of VOI notes receivable to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt (see Note 8). We are contractually obligated to receive the excess cash flows (spread between the collections on the notes and third party obligations defined in the securitization agreements) from the VIEs. Such activity totaled $6 million and $8 million during the three months ended March 31, 2016 and 2015, respectively, and is classified in cash and cash equivalents.

Note 6.	Vacation Ownership Notes Receivable

Notes receivable (net of reserves) related to our vacation ownership loans consisted of the following (in millions):

	March 31,	December 31,
	2016	2015
Vacation ownership loans – securitized	$158	$173
Vacation ownership loans – unsecuritized	463	443
	621	616
Less: current portion
Vacation ownership loans – securitized	(31)	(32)
Vacation ownership loans – unsecuritized	(44)	(41)
	$546	$543

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

We record interest income associated with VOI notes in our vacation ownership and residential sales and services line item in our consolidated statements of income. Interest income related to our VOI notes receivable was as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Vacation ownership loans – securitized	$6	$9
Vacation ownership loans – unsecuritized	15	12
	$21	$21

The following table presents future maturities of gross VOI notes receivable (in millions) and interest rates:

	Securitized	Unsecuritized	Total
2016	$25	$40	$65
2017	32	49	81
2018	29	48	77
2019	26	50	76
2020	23	52	75
Thereafter	36	305	341
Balance at March 31, 2016	$171	$544	$715
Weighted average interest rates at March 31, 2016	13.22%	12.94%	13.00%
Range of interest rates	6.0 to 17.0%	5.0 to 17.0%	5.0 to 17.0%

For the vacation ownership and residential segment, we record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize profit on a timeshare sale. We hold large amounts of homogeneous VOI notes receivable and, therefore, assess uncollectibility based on pools of receivables. In estimating loss reserves, we use a technique referred to as static pool analysis, which tracks uncollectible notes for each year’s sales over the life of the respective notes and projects an estimated default rate that is used in the determination of our loan loss reserve requirements. As of March 31, 2016 and December 31, 2015, the average estimated default rate for our pools of receivables was approximately 9.1% and 9.1%, respectively.

The activity and balances for our loan loss reserve were as follows (in millions):

	Securitized	Unsecuritized	Total
Balance at December 31, 2015	$15	$77	$92
Provisions for loan losses	—	8	8
Write-offs	—	(6)	(6)
Other	(2)	2	—
Balance at March 31, 2016	$13	$81	$94

Balance at December 31, 2014	$28	$68	$96
Provisions for loan losses	(1)	4	3
Write-offs	—	(6)	(6)
Other	(3)	3	—
Balance at March 31, 2015	$24	$69	$93

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

Balances of our VOI notes receivable by brand and by FICO score were as follows (in millions):

	As of March 31, 2016
	700+	600-699	<600	No Score	Total
Sheraton	$165	$145	$13	$62	$385
Westin	191	88	5	33	317
Other	7	2	—	4	13
	$363	$235	$18	$99	$715

	As of December 31, 2015
	700+	600-699	<600	No Score	Total
Sheraton	$165	$145	$14	$60	$384
Westin	185	89	5	32	311
Other	7	2	—	4	13
	$357	$236	$19	$96	$708

Given the significance of our pools of VOI notes receivable, a change in the projected default rate can have a significant impact to our loan loss reserve requirements, with a 0.1% change estimated to have an impact of approximately $5 million.

We consider a VOI note receivable delinquent when it is more than 30 days outstanding. Delinquent notes receivable amounted to $45 million and $46 million as of March 31, 2016 and December 31, 2015, respectively. All delinquent loans are placed on nonaccrual status, and we do not resume interest accrual until payment is made. We consider loans to be in default upon reaching 120 days outstanding, at which point, we generally commence the repossession process. Uncollectible VOI notes receivable are charged off when title to the unit is returned to us. We generally do not modify vacation ownership notes that become delinquent or upon default.

Past due balances of VOI notes receivable were as follows (in millions):

	Total Receivables	Current	Delinquent
			30-59 Days	60-89 Days	>90 Days	Total
As of March 31, 2016	$715	$670	$9	$7	$29	$45
As of December 31, 2015	$708	$662	$12	$7	$27	$46

Note 7.	Debt

Long-term debt and short-term borrowings consisted of the following, excluding securitized vacation ownership debt (in millions):

	March 31,	December 31,
	2016	2015
Senior Credit Facility:
Revolving Credit Facility, maturing 2020	$—	$—
Senior Notes, interest at 6.75%, maturing 2018	373	372
Senior Notes, interest at 7.15%, maturing 2019	211	209
Senior Notes, interest at 3.125%, maturing 2023	346	346
Senior Notes, interest at 3.75%, maturing 2025	344	344
Senior Notes, interest at 4.50%, maturing 2034	289	289
Capital lease obligations	159	169
Commercial paper, weighted average interest at 0.781% at March 31, 2016	591	408
Mortgages and other, interest rates ranging from non-interest bearing to 3.65%, various maturities	39	40
	2,352	2,177
Less current maturities	(34)	(33)
Long-term debt	$2,318	$2,144

Note 8.	Securitized Vacation Ownership Debt

As discussed in Note 5, our VIEs associated with the securitization of our VOI notes receivable are consolidated in our financial statements. Long-term and short-term securitized vacation ownership debt consisted of the following (in millions):

	March 31,	December 31,
	2016	2015
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	43	48
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	56	61
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	57	62
	156	171
Less current maturities	(45)	(48)
Long-term securitized debt	$111	$123

Note 9.	Other Liabilities

Other liabilities consisted of the following (in millions):

	March 31,	December 31,
	2016	2015
Deferred gains on asset sales	$1,328	$1,329
SPG point liability (a)	818	830
Deferred revenue	43	46
Benefit plan liabilities	44	45
Deferred rent	26	27
Insurance reserves	48	47
Other	100	97
	$2,407	$2,421

(a)	Includes the actuarially determined liability and certain deferred revenues related to the Starwood Preferred Guest program.

Deferred Gains. We defer gains realized in connection with the sale of a property that we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 4). As of March 31, 2016 and December 31, 2015, we had total deferred gains of approximately $1,412 million and $1,412 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of income and totaled approximately $21 million and $22 million in the three months ended March 31, 2016 and 2015, respectively.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the consolidated balance sheets. The total actuarially determined liability as of March 31, 2016 and December 31, 2015, was $1,195 million and $1,219 million, respectively, of which $481 million and $491 million, respectively, was included in accrued expenses.

Note 10.	Restructuring and Other Special Charges (Credits), Net

Restructuring and other special charges (credits), net were $39 million and $31 million for the three months ended March 31, 2016 and 2015, respectively. These net charges (credits) are not recorded in our reportable segment earnings.

During the three months ended March 31, 2016, we recorded $8 million in net restructuring charges and $31 million of other special charges. The restructuring charges are primarily related to costs associated with our cost savings initiatives announced in 2015. Other special charges primarily consist of $19 million of costs primarily associated with professional fees related to the planned merger with Marriott International, Inc. (Marriott) (see Note 20), $7 million of costs related to the planned separation, distribution, and subsequent merger of our vacation ownership business (see Note 19) and a $2 million charge for technology related costs and expenses that we no longer deem recoverable.

During the three months ended March 31, 2015, we recorded $8 million in restructuring costs associated with severance as a result of certain cost savings initiatives at our divisions and $23 million of other special charges. Other special charges primarily consist of a $7 million severance charge associated with the resignation of our prior President and Chief Executive Officer, the establishment of $6 million of reserves related to potential liabilities assumed in connection with the Le Méridien acquisition (see Note 18), and $6 million of costs primarily associated with professional fees for the planned separation, distribution and subsequent merger of our vacation ownership business (see Note 19).

As of March 31, 2016, we had remaining restructuring accruals of $9 million, of which $3 million is recorded in accrued expenses and the remainder is recorded in other liabilities. As of December 31, 2015, we had remaining restructuring accruals of $10 million, of which $5 million is recorded in accrued expenses and the remainder is recorded in other liabilities. The following table summarizes activity in the restructuring related accruals during the three months ended March 31, 2016 (in millions):

	December 31,	Expenses/	Payments	Non-Cash	March 31,
	2015	Reversals		Other	2016
Severance costs related to cost savings initiatives	$2	$(1)	$—	$—	$1
Vacation ownership exit cost from ceased projects	4	—	—	—	4
Other	4	9	(9)	—	4
Total	$10	$8	$(9)	$—	$9

Note 11.	Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions and to hedge certain forecasted transactions. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amount of the outstanding Euro forward contracts at March 31, 2016 was $45 million, with an average exchange rate of 1.13, and with terms of less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. For the three months ended March 31, 2016, each of these hedges was highly effective in offsetting fluctuations in foreign currencies

We also enter into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed long-term investment nature. These forward contracts are not designated as hedges, and their change in fair value is recorded in our consolidated statements of income during each reporting period. The notional dollar amount of these outstanding forward contracts at March 31, 2016 was $1,087 million, with terms of less than one year. These forward contracts provide an economic hedge, as they largely offset foreign currency exposures on intercompany loans.

We enter into interest rate swap agreements to manage interest expense. The swaps qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At March 31, 2016, we had five interest rate swap agreements with an aggregate notional amount of $250 million under which we pay floating rates and receive fixed rates of interest (Fair Value Swaps). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair value of our derivative instruments (in millions):

	March 31,		December 31,
	2016		2015
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swaps	Other assets	$7	Other assets	$4
Forward contracts	Prepaid expenses and other	—	Prepaid expenses and other	1
Total assets		$7		$5
Liability Derivatives
Forward contracts	Accrued expenses	$1	Accrued expenses	$—

	March 31,		December 31,
	2016		2015
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$14	Prepaid expenses and other	$9
Liability Derivatives
Forward contracts	Accrued expenses	$6	Accrued expenses	$1

The following table presents the effect of our derivatives on our consolidated statements of income (in millions):

	Location of	Amount of
	Gain (Loss)	Gain (Loss)
	Recognized in	Recognized in
Derivatives Not Designated as Hedging Instruments	Income on Derivative	Income on Derivative
		Three Months Ended
		March 31,
		2016	2015
Foreign forward exchange contracts	Interest expense, net	$(3)	$(28)

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

We sponsor, or have previously sponsored, numerous funded and unfunded domestic and foreign pension and postretirement benefit plans. The net periodic benefit cost for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to less than $1 million for the three months ended March 31, 2016 and 2015. Additionally, the net actuarial losses reclassified from accumulated other comprehensive income for our domestic, pension benefits, foreign pension benefits and postretirement benefits amounted to less than $1 million for the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2016, we contributed approximately $2 million to our pension and postretirement benefit plans. For the remainder of 2016, we expect to contribute approximately $9  million to our pension and postretirement benefit plans. A significant portion of the contributions relates to the foreign pension plans, for which we are reimbursed by our managed hotels.

Note 13.	Income Taxes

The total amount of unrecognized tax benefits as of March 31, 2016 was $312 million, of which $105 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $9 million of our unrecognized tax benefits as of March 31, 2016, will reverse within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2016, we had $21 million accrued for the payment of interest and $2 million accrued for the payment of penalties.

During the three months ended March 31, 2016, we resolved a previous dispute related to a foreign tax audit, which resulted in a tax benefit of $2 million due to the reversal of reserves in excess of the settlement amount.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of March 31, 2016, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 or to examination by any U.S. state taxing authority prior to 2006. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2009.

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

The following tables represent changes in stockholders’ equity that are attributable to our stockholders and non-controlling interests for the three months ended March 31, 2016 (in millions):

		Equity Attributable to Starwood Stockholders
				Accumulated		Equity
			Additional	Other		Attributable to
		Common	Paid-in	Comprehensive	Retained	Noncontrolling
	Total	Shares	Capital	Loss	Earnings	Interests
Balance at December 31, 2015	$1,299	$2	$115	$(668)	$1,847	$3
Net income	90	—	—	—	90	—
Equity compensation activity and other	(2)	—	—	—	(2)	—
Dividends	(63)	—	—	—	(63)	—
Share repurchases	—	—	—	—	—	—
Other comprehensive income	23	—	—	23		—
Balance at March 31, 2016	$1,347	$2	$115	$(645)	$1,872	$3

Share Issuances and Repurchases. During the three months ended March 31, 2016, we issued less than 0.1 million of our common shares as a result of stock option exercises.

During the three months ended March 31, 2016, we did not repurchase any common shares. As of March 31, 2016, $458 million remained available under the share repurchase authorization approved by our Board of Directors. Under the terms of our merger agreement with Marriott, we are precluded from repurchasing our stock without their consent.

Dividends. In the first quarter of 2016, we declared and paid approximately $63 million of dividends, or $0.375 per share, to stockholders of record as of March 14, 2016.

Accumulated Other Comprehensive Loss. The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2016 (in millions):

	For the Three Months Ended March 31, 2016 (a)
			Defined Benefit	Foreign
		Net	Pension and	Currency
	Cash Flow	Investment	Postretirement	Translation
	Hedges (b)	Hedges	Benefit Plans (c)	Adjustments (d)	Total
Balance at December 31, 2015	$1	$—	$(79)	$(590)	$(668)
Other comprehensive income (loss) before reclassifications	(2)	—	—	25	23
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	1	—	(1)
Total before tax	(2)	(2)	1	25	22
Tax benefit (expense)	—	1	—	—	1
Net current year other comprehensive income (loss)	(2)	(1)	1	25	23
Balance at March 31, 2016	$(1)	$(1)	$(78)	$(565)	$(645)

(a)	Amounts in parentheses indicate debits.
(b)	Pretax gains and losses on forward contract cash flow hedges are reclassified to management fees, franchise fees and other income.
(c)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.
(d)	Losses of $21 million related to intra-entity foreign currency transactions that are of a long-term investment nature are included in other comprehensive loss in the three months ended March 31, 2016.

Note 15.	Stock-Based Compensation

In accordance with our 2013 Long-Term Incentive Compensation Plan (the 2013 LTIP), during the three months ended March 31, 2016, we granted restricted stock, restricted stock units and performance shares to executive officers, members of the Board of Directors and certain employees.

In February 2016, a target number of contingent performance shares, which contain a market condition, were awarded to certain executives. Vesting of the performance shares is dependent upon a market condition and three years of continuous service beginning at date of grant, subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire. The market condition is based on our total stockholder return relative to the total stockholder return of a specified group of peer companies at the end of a three-calendar-year performance period beginning January 1, 2016 and ending December 31, 2018. The number of performance shares earned is determined based on our percentile ranking among these companies. The performance shares are entitled to any dividends made during the performance period in the same proportion as the number of performance shares that vest. Dividends will be paid at the end of the service period.

We classified the performance shares as a share-based equity award, and as such, compensation expense related to these shares is based on the grant-date fair value, which will be recognized ratably over the requisite service period. We determined the fair value of the performance shares using a Monte Carlo simulation valuation model. The Monte Carlo simulation estimates the fair value of our performance awards primarily based on the terms associated with the grant and public information that is readily available. The underlying principles in the Monte Carlo simulation are that publicly traded stocks are fairly priced and the future returns of a stock may be estimated primarily by the stock’s assumed volatility. During the three months ended March 31, 2016, we granted approximately 164,000 performance shares with a grant date fair value of $84.64 per share. In addition, we granted approximately 1,007,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $68.96 per share or unit.

We recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $13 million and $14 million in the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was approximately $98 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.

Note 16.	Fair Value

We believe the carrying values of our financial instruments related to current assets and current liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		March 31, 2016		December 31, 2015
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Assets:
Restricted cash	1	$4	$4	$4	$4
VOI notes receivable	3	419	518	402	495
Securitized vacation ownership notes receivable	3	127	158	141	174
Other notes receivable	3	73	73	63	63
Total financial assets		$623	$753	$610	$736
Liabilities:
Long-term debt	1	$2,318	$2,410	$2,144	$2,178
Long-term securitized debt	3	111	113	123	126
Total financial liabilities		$2,429	$2,523	$2,267	$2,304
Off-Balance sheet:
Letters of credit	2	$—	$78	$—	$80
Surety bonds	2	—	30	—	32
Total off-balance sheet		$—	$108	$—	$112

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

The management of our vacation ownership and residential sales business is conducted by the vacation ownership and residential segment. The vacation ownership and residential segment generates its earnings through the acquisition, development and operation of vacation ownership resorts, marketing and selling of VOIs and residential units, and providing financing to customers who purchase such interests. See Note 19, Planned Reverse Morris Trust Transaction, for a discussion of our plans for the separation of our vacation ownership business, distribution of the shares of Vistana Signature Experiences, Inc. (Vistana) common stock to our stockholders and unitholders of SLC Operating Limited Partnership on a pro-rata basis and Vistana’s subsequent merger with a wholly-owned subsidiary of Interval Leisure Group, Inc. (ILG).

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

The following tables present revenues and segment earnings for our reportable segments (in millions):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Americas	$342	$369
EAME	86	98
Asia Pacific	68	65
Vacation ownership and residential	184	186
Total segment revenues	680	718
Other revenues from managed and franchised hotels	698	672
Other corporate revenues — unallocated	26	25
	$1,404	$1,415

	Three Months Ended
	March 31,
	2016	2015
Segment earnings:
Americas	$167	$165
EAME	29	29
Asia Pacific	48	46
Vacation ownership and residential	42	49
Total segment earnings	286	289
Other corporate income — unallocated	28	26
Corporate selling, general, administrative and other expenses — unallocated	(33)	(41)
Gain (loss) on asset dispositions and impairments, net	2	14
Restructuring and other special (charges) credits	(39)	(31)
Adjustments to equity earnings (a)	(7)	(5)
Interest expense	(24)	(32)
Depreciation and amortization	(70)	(69)
Income tax expense	(53)	(52)
Net income attributable to Starwood	$90	$99

(a)	Includes impairment losses, certain gains on hotel sales, interest expense, depreciation and amortization expense related to equity earnings not allocated to segment earnings.

Note 18.	Commitments and Contingencies

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

At March 31, 2016, we have approximately $108 million of investments and a loan balance of $1 million associated with these VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

At December 31, 2015, we evaluated the 22 hotels in which we had a variable interest. As of that date, we had approximately $106 million of investments and a loan balance of $1 million associated with these VIEs.

Guaranteed Loans and Commitments. In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $48 million at March 31, 2016. We evaluate these loans for impairment, and at March 31, 2016, we believe these loans are collectible. Unfunded loan commitments aggregating to $49 million were outstanding at March 31, 2016, of which $34 million is expected to be funded in the next twelve months. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $226 million of equity and other potential contributions associated with managed, franchised, or joint venture properties, $74 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf as of March 31, 2016 totaled $30 million. Surety bonds may be required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, tied to the results of a competitive set of hotels and have exclusions for force majeure and acts of war or terrorism. During the three months ended March 31, 2016, we amended an agreement associated with two hotels in Greece and as a result of that amendment, we no longer expect to fund a previously reserved performance guarantee of $4 million. We do not anticipate any significant funding under performance guarantees, nor do we anticipate losing a significant number of management or franchise contracts in 2016.

In connection with the purchase of the Le Méridien brand in November 2005, we were indemnified for certain of Le Méridien’s historical liabilities by the entity that bought Le Méridien’s owned and leased hotel portfolio. The indemnity is limited to the financial resources of that entity, which have significantly decreased in recent years. We have received various claims on these historical liabilities. If we have to fund any of these claims, we do not expect to be able to recover such amounts through the indemnification.

Litigation. We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of March 31, 2016, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $28 million. While the ultimate results of claims and litigation cannot be determined, we do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Note 19.	Planned Reverse Morris Trust Transaction

On February 10, 2015, we announced plans to spin-off our vacation ownership business to stockholders as a separate publically traded company, Vistana.

On October 27, 2015, we entered into definitive agreements with ILG, a wholly-owned subsidiary of ILG (ILG Merger Sub) and Vistana through a Reverse Morris Trust transaction, pursuant to which, subject to the terms and conditions thereof, (a) we and certain of our subsidiaries will engage in a series of transactions in which certain assets and liabilities, including five hotels to be converted to vacation ownership properties, will be (i) sold directly to one or more subsidiaries of ILG or (ii) otherwise conveyed pursuant to an internal restructuring to Vistana and entities that will become Vistana subsidiaries, in order to separate our vacation ownership business from our other businesses, (b) immediately after such separation, via spin-off we will distribute the shares of Vistana common stock to our stockholders on a pro rata basis and (c) immediately after such distribution, Vistana will merge with ILG Merger Sub. The holders of SLC Operating Limited Partnership units, which are entitled to the distribution, will also receive shares of Vistana common stock. On April 20, 2016, the stockholders of ILG approved the proposal necessary for the acquisition of Vistana. When the foregoing transactions are completed, Vistana will be a wholly-owned subsidiary of ILG, our stockholders will own approximately 55% of the outstanding shares of ILG on a fully-diluted basis and the existing shareholders of ILG will own approximately 45% of ILG on a fully-diluted basis. Upon the closing of the transactions, ILG’s board of directors will consist of 13 directors, comprising nine current ILG directors and four of our director appointees.

On April 29, 2016, we and ILG announced a brief delay in the planned closing of ILG’s acquisition of Vistana, while both companies work to avoid unnecessary tax withholding under the Foreign Investment in Real Property Tax Act of 1980 (FIRPTA), as discussed in ILG’s and our Current Reports on Form 8-K, which were filed with the U.S. Securities and Exchange Commission on April 19, 2016. The companies are working to finalize the procedures to identify which shareholders are properly subject to this withholding. The acquisition was previously expected to close on April 30, 2016, and is now expected to close in May, subject to satisfaction or waiver of customary closing conditions.

In connection with the transactions, we expect to record a significant non-cash pre-tax impairment charge in the second quarter of 2016 resulting from the difference between the carrying value of our investment in the vacation ownership business and the fair value of the consideration received at the transaction date, which is primarily based on the value of ILG common stock that will be received by our stockholders and unitholders. As this transaction represented a material strategic shift in our business, the revenues and expenses of Vistana, including the impairment charge, and the costs associated with the transactions will be reclassified to discontinued operations.

Both the distribution of the shares of Vistana common stock and merger of Vistana with ILG Merger Sub are expected to generally qualify as transactions that are tax-free for U.S. federal income tax purposes to our U.S. stockholders. The sale of certain assets and liabilities related to the Vistana vacation ownership business and the distribution of Vistana common shares could be taxable to us, including as a result of events subsequent to the Reverse Morris Trust transaction. These events could include, but are not limited to, consummation of the proposed Marriott merger. An estimate of the range of the potential tax liability, if any, that may result if the Reverse Morris Trust transaction is taxable to us is not practicable at this time. This potential tax liability, if any, could also be mitigated by payments from ILG under the Tax Matters Agreement, entered into by and among Starwood, Vistana and ILG in connection with the transactions, in certain circumstances.

Note 20.	Planned Marriott Merger

On November 15, 2015, we entered into a definitive merger agreement with Marriott and we amended that agreement on March 20, 2016. The transaction was approved by Marriott and Starwood stockholders on April 8, 2016. At closing, Starwood stockholders will receive 0.80 shares of Marriott common stock and $21.00 in cash for each share of Starwood common stock. On a pro forma basis, Starwood stockholders will own approximately 34% of the combined company’s common stock after the completion of the merger. In the second quarter of 2016, Starwood stockholders will separately receive consideration from the transactions involving the separation of the Starwood vacation ownership business, the distribution of the shares of Vistana common stock to Starwood stockholders and unitholders of SLC Operating Limited Partnership on a pro rata basis and subsequent merger of Vistana with ILG Merger Sub (see Note 19). Following the closing of the merger, Marriott’s Board of Directors will increase from 11 to 14 members with the expected addition of three members of the Starwood Board of Directors.

The transaction is subject to certain regulatory approvals and the satisfaction of other customary closing conditions. Assuming the consumption of those conditions, the parties expect the transaction to close in mid-2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in our rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," "plans," "anticipates," "estimates," "predicts," "potential," "continue," or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and labor unions, our ability to consummate the Planned Reverse Morris Trust Transaction (as defined below), our ability to consummate the Planned Marriott Merger (as defined below), or realize the anticipated benefits of such transactions, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three months ended March 31, 2016 and 2015.

At March 31, 2016, we had approximately 540 hotels in the active pipeline representing approximately 118,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 55% are in the upper upscale and luxury segments and 76% are outside of North America. During the first quarter of 2016, we signed 44 hotel management and franchise contracts, representing approximately 7,000 rooms, of which 32 are new builds and 12 are conversions from other brands. Also during the first quarter of 2016, 18 new hotels and resorts (representing approximately 3,700 rooms) entered the system and seven hotels (representing approximately 1,300 rooms) left the system.

In addition to our active pipeline, we have a 74% equity interest in Design Hotels AG (Design Hotels), a company that represents and markets a distinct selection of over 300 independent hotels with approximately 22,000 rooms globally. Starwood and Design Hotels entered into an agreement in 2014 that allows greater coordination and cooperation between the companies. Our REVPAR metrics do not include revenue from Design Hotels and, at this stage, Design Hotels’ operating results are inconsequential to our results.

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

On October 27, 2015, we entered into definitive agreements with Interval Leisure Group (ILG) pursuant to which our vacation ownership business, to be held by Vistana Signature Experiences, Inc. (Vistana), will be spun-off to our stockholders and unitholders of SLC Operating Limited Partnership and immediately thereafter Vistana will merge with a wholly-owned subsidiary of ILG (which is referred to in this Quarterly Report as the Planned Reverse Morris Trust Transaction). Please see Note 19, Planned Reverse Morris Trust Transaction, of the Notes to our Financial Statements for additional information.

On November 15, 2015, we entered into a definitive agreement, as amended on March 20, 2016, to merge with Marriott International, Inc. (Marriott) (which is referred to in this Quarterly Report as the Planned Marriott Merger). Please see Note 20, Planned Marriott Merger, of the Notes to our Financial Statements for additional information.

During the three months ended March 31, 2016 and 2015, we earned revenues at our owned, leased and consolidated joint venture hotels by geographic area as follows (1):

	Three Months Ended
	March 31,
	2016	2015
United States	45%	50%
Europe	19%	20%
Americas (Latin America & Canada) *	30%	26%
Asia Pacific	6%	4%
Total	100%	100%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

*Includes U.S. territories

Three Months Ended March 31, 2016, Compared with Three Months Ended March 31, 2015

Consolidated Results

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$265	$316	$(51)	(16.1)%
Management Fees, Franchise Fees and Other Income	256	240	$16	6.7%
Vacation Ownership and Residential	185	187	$(2)	(1.1)%
Other Revenues from Managed and Franchised Properties	698	672	26	3.9%
Total Revenues	$1,404	$1,415	$(11)	(0.8)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from five owned hotels that were sold in 2016 and 2015. These sold hotels had revenues of $2 million in the three months ended March 31, 2016 compared to $59 million for the corresponding period in 2015. Revenues at our Same-Store Owned Hotels (29 hotels for the three months ended March 31, 2016 and 2015, excluding the five hotels sold and two additional hotels undergoing significant repositionings or without comparable results in 2016 and 2015) increased 1.9%, or $5 million, to $250 million for the three months ended March 31, 2016, compared to $245 million in the corresponding period of 2015.

REVPAR at our worldwide Same-Store Owned Hotels increased 2.3% to $160.09 for the three months ended March 31, 2016, compared to the corresponding period in 2015. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 0.8% in ADR to $219.89 for the three months ended March 31, 2016, compared to $218.20 for the corresponding period in 2015, and an increase in occupancy rates to 72.8% for the three months ended March 31, 2016, compared to 71.7% in the corresponding period in 2015. REVPAR and ADR were negatively affected by the unfavorable impact of foreign exchange rates.

For the three months ended March 31, 2016, Systemwide REVPAR increased 1.0% in constant dollars, but due to the impact of foreign exchange, declined 1.3% in U.S. Dollars. We saw positive results in North America, where constant dollar Systemwide REVPAR increased 2.0% (increased 1.3% in U.S. Dollars), driven by strong performance at hotels in the Western United States, offset by REVPAR declines in markets closely connected with the oil and gas industry in Western Canada and Southwestern United States. Systemwide REVPAR performance in North America was also negatively impacted by lower group performance at hotels in certain northern cities, including New York, Boston and Chicago. Our international Systemwide REVPAR declined 0.2% in constant dollars but due to the impact of foreign exchange, declined 4.4% in U.S. Dollars. We saw strong performance in Asia excluding Greater China where Systemwide REVPAR was up 5.0% in constant dollars (declined 1.8% in U.S. Dollars). In Europe, Systemwide REVPAR increased 1.0% in constant dollars (decreased 5.3% in U.S. Dollars), driven by strong performance at our hotels in Spain and Italy, offset by weakness in Northern Europe due in part to the aftermath of the terror attacks in France in December 2015. Systemwide REVPAR in Greater China increased 0.5% in constant dollars (declined 3.3% in U.S. Dollars) due to a Systemwide REVPAR increase at our hotels in Mainland China of 4.8% in constant dollars (increased 0.1% in U.S. Dollars), offset by weakness in Macao and Hong Kong. Mainland China REVPAR performance was driven by strong performance in the North and South regions. Systemwide REVPAR in Latin America decreased 3.2% in constant and U.S. Dollars, driven by weak performance in Argentina and Brazil, partially offset by strong REVPAR increases at our hotels in Mexico. Systemwide REVPAR in Africa and the Middle East declined 7.0% in constant dollars (declined 9.1% in U.S. Dollars), driven by weakness in markets closely connected with the oil and gas industries, partially offset by strong performance in Egypt, South Africa and Mauritius.

The increase in management fees, franchise fees and other income was primarily a result of an $8 million increase in core fees (total management and franchise fees) to $199 million for the three months ended March 31, 2016, compared to $191 million for the corresponding period in 2015. The increase was primarily due to fees from the net addition of 77 managed or franchised hotels to our system since March 31, 2015, partially offset by a 1.3% decrease in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2015, primarily due to the negative impact of foreign exchange rates. Additionally, for the three months ended March 31, 2016, other management and franchise revenues included approximately $10 million of fees associated with the termination of certain management and franchise contracts compared to $2 million for the same period in 2015. As of March 31, 2016, we had 607 managed properties and 655 franchised properties with approximately 353,100 rooms.

Total vacation ownership and residential sales and services revenue decreased $2 million to $185 million for the three months ended March 31, 2016, compared to the corresponding period in 2015, primarily driven by a $26 million decrease in revenues recognized under the percentage of completion method and other deferrals. This amount was partially offset by an increase in originated contract sales of vacation ownership intervals of $22 million for the three months ended March 31, 2016, compared to the corresponding period in 2015, as the number of contracts signed increased by 14.8% and the average price per vacation ownership unit increased 10.5% to approximately $18,100.

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

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Selling, General, Administrative and Other	$86	$91	$(5)	(5.5)%

During the first quarter of 2016, selling, general, administrative and other expenses decreased 5.5% to $86 million, compared to $91 million in 2015, due, in part, to various cost savings initiatives announced in 2015. In addition, the decrease is due to the amendment of an agreement associated with two hotels in Greece and as a result of that amendment, we no longer expect to fund a previously reserved performance guarantee.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$39	$31	$8	25.8%

Restructuring and other special charges (credits), net during the three months ended March 31, 2016, include $8 million in net restructuring charges and $31 million of other special charges. The restructuring charges are primarily related to costs associated with our cost savings initiatives announced in 2015. Other special charges primarily consist of $19 million of costs primarily associated with professional fees related to the Planned Marriott Merger (see Note 20), $7 million of costs related to the separation, distribution, and subsequent merger of our vacation ownership business (see Note 19) and a $2 million charge for technology related costs and expenses that we no longer deem recoverable.

The restructuring and other special charges, net during the three months ended March 31, 2015, include $8 million in restructuring costs associated with severance costs as a result of certain cost savings initiatives at our divisions and $23 million of other special charges. Other special charges primarily consist of a $7 million severance charge associated with the resignation of our prior President and Chief Executive Officer, the establishment of $6 million of reserves related to potential liabilities associated with the 2005 Le Méridien acquisition, and $6 million of costs primarily associated with professional fees for the separation, distribution and subsequent merger of our vacation ownership business.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Depreciation and Amortization	$70	$69	$1	1.4%

The increase in depreciation and amortization expense for the three months ended March 31, 2016, compared to the corresponding period of 2015, was primarily due to additional depreciation related to information technology capital expenditures in 2015 and 2016, offset by decreased depreciation expense related to sold hotels.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Operating Income	$152	$153	$(1)	(0.7)%

The decrease in operating income for the three months ended March 31, 2016, compared to the corresponding period of 2015, was primarily due to an unfavorable variance in restructuring and other special charges (credits), net of $8 million, a decrease in operations (revenues less expenses) from our vacation ownership and residential sales of $7 million, and a $6 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, partially offset by a $16 million increase in management fees, franchise fees and other income and a decrease in selling, general, administrative and other expenses of $5 million.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Equity Earnings and Gains and from Unconsolidated Ventures, Net	$12	$15	$(3)	(20.0)%

Equity earnings and gains from unconsolidated joint ventures, net decreased $3 million for the three months ended March 31, 2016, compared to the corresponding period in 2015, primarily due to a $4 million gain on the sale of a joint venture hotel during the three months ended March 31, 2015.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Net Interest Expense	$23	$31	$(8)	(25.8)%

Net interest expense decreased $8 million for the three months ended March 31, 2016, compared to the same period of 2015, primarily due to a decrease in our senior notes debt balance as $294 million matured and were repaid in late 2015.

Our weighted average interest rate was approximately 3.61% at March 31, 2016 compared to 4.16% at March 31, 2015.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$2	$14	$(12)	(85.7)%

During the three months ended March 31, 2016, we recorded a net gain of $2 million, primarily related to the reduction of an obligation associated with a previous disposition.

During the three months ended March 31, 2015, we recorded a net gain of $14 million, primarily related to a $17 million gain on the sale of a minority partnership interest in a hotel.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Income Tax Expense	$53	$52	$1	1.9%

The increase in income tax expense for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to an increase of $9 million related to hurricane Odile insurance proceeds and a $3 million increase related to changes in uncertain tax positions, offset by a $5 million decrease in tax expense related to the tax impact of changes in indefinite reinvestment assertions recorded in 2015 and a $6 million decrease due to lower pretax income and a lower overall effective tax rate in the three months ended March 31, 2016.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended March 31, 2016 and 2015. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended
	March 31,
	2016	2015	Variance
Worldwide (1,082 hotels with approximately 312,800 rooms)
REVPAR (1)	$113.77	$115.28	(1.3)%
ADR	$169.34	$173.50	(2.4)%
Occupancy	67.2%	66.4%	0.8
Americas (607 hotels with approximately 173,700 rooms)
REVPAR (1)	$124.88	$123.80	0.9%
ADR	$177.19	$175.80	0.8%
Occupancy	70.5%	70.4%	0.1
EAME (207 hotels with approximately 53,600 rooms)
REVPAR (1)	$112.59	$121.19	(7.1)%
ADR	$185.24	$196.62	(5.8)%
Occupancy	60.8%	61.6%	(0.8)
Asia Pacific (268 hotels with approximately 85,500 rooms)
REVPAR (1)	$91.91	$94.37	(2.6)%
ADR	$142.77	$153.96	(7.3)%
Occupancy	64.4%	61.3%	3.1

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 and 2015, represent results for 29 owned, leased and consolidated joint venture hotels (excluding five hotels sold or closed and two hotels undergoing significant repositionings or without comparable results in 2016 and 2015).

	Three Months Ended
	March 31,
	2016	2015	Variance
Worldwide (29 hotels with approximately 11,200 rooms)
REVPAR (1)	$160.09	$156.43	2.3%
ADR	$219.89	$218.20	0.8%
Occupancy	72.8%	71.7%	1.1
Americas (17 hotels with approximately 8,800 rooms)
REVPAR (1)	$155.85	$152.95	1.9%
ADR	$211.72	$210.33	0.7%
Occupancy	73.6%	72.7%	0.9
EAME (9 hotels with approximately 1,700 rooms)
REVPAR (1)	$193.85	$189.39	2.4%
ADR	$279.82	$282.60	(1.0)%
Occupancy	69.3%	67.0%	2.3
Asia Pacific (3 hotels with approximately 700 rooms)
REVPAR (1)	$134.58	$123.26	9.2%
ADR	$189.89	$176.98	7.3%
Occupancy	70.9%	69.6%	1.3

(1)

REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended March 31, 2016 and 2015.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Segment Revenues
Americas	$342	$369	$(27)	(7.3)%
EAME	86	98	(12)	(12.2)%
Asia Pacific	68	65	3	4.6%
Vacation ownership and residential	184	186	(2)	(1.1)%
Total segment revenues	$680	$718	$(38)	(5.3)%

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	March 31,	March 31,	from prior	from prior
	2016	2015	year	year
	(in millions)
Segment Earnings
Americas	$167	$165	$2	1.2%
EAME	29	29	—	—
Asia Pacific	48	46	2	4.3%
Vacation ownership and residential	42	49	(7)	(14.3)%
Total segment earnings	$286	$289	$(3)	(1.0)%

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

The Americas

Segment revenues decreased $27 million in the three months ended March 31, 2016, compared to the corresponding period in 2015. The decrease in revenues was primarily related to a $40 million decrease in revenues from our owned, leased and consolidated joint venture hotels, partially offset by a $13 million increase in management fees, franchise fees and other income.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from two owned hotels that were sold in 2015. These sold hotels had no revenues for the three months ended March 31, 2016 compared to $45 million for the corresponding period in 2015. This decrease was partially offset by an increase in Same-Store Owned Hotel revenues of $3 million due to an increase in REVPAR of 1.9% to $155.85 for the three months ended March 31, 2016, compared to the corresponding period in 2015.

The increase in management fees, franchise fees and other income for the three months ended March 31, 2016, compared to the same period in 2015, was due to fees from the net addition of 37 managed and franchised hotels since March 31, 2015 and a 0.9% increase in Same-Store Systemwide REVPAR compared to the same period in 2015. As of March 31, 2016, the Americas segment had 162 managed properties and 532 franchised properties with approximately 191,600 rooms.

Segment earnings increased $2 million in the three months ended March 31, 2016, compared to the corresponding period in 2015, primarily due to the increase in management fees, franchise fees and other income discussed above, partially offset by a

$7 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels and a $4 million increase in divisional overhead expenses.

EAME

Segment revenues decreased $12 million in the three months ended March 31, 2016, compared to the corresponding period in 2015. The decrease in revenues was primarily related to an $11 million decrease in revenues from our owned, leased and consolidated joint venture hotels, driven by a $12 million decrease in revenues from three owned hotels that were sold during 2016 and 2015.

Management fees, franchise fees and other income decreased $2 million in the three months ended March 31, 2016, compared to the corresponding period in 2015. Fees from the net addition of 15 managed or franchised hotels since March 31, 2015 were offset by a decrease in Same-Store Systemwide REVPAR of 7.1% to $112.59 for the three months ended March 31, 2016, compared to the corresponding period in 2015. REVPAR throughout EAME was negatively affected by the unfavorable impact of foreign exchange rates during the three months ended March 31, 2016, compared to the corresponding period in 2015. As of March 31, 2016, the EAME segment had 184 managed properties and 69 franchised properties with approximately 63,500 rooms.

Segment earnings remained flat for the three months ended March 31, 2016, compared to the corresponding period in 2015, primarily due to the decrease in management fees, franchise fees and other income discussed above offset by the favorable resolution from amending an agreement associated with two hotels in Greece and as a result of that amendment, we no longer expect to fund a previously reserved performance guarantee.

Asia Pacific

Segment revenues increased $3 million in the three months ended March 31, 2016, compared to the corresponding period in 2015, primarily due to a $3 million increase in management fees, franchise fees and other income.

The increase in management fees, franchise fees and other income for the three months ended March 31, 2016, compared to the same period of 2015 was primarily due to fees from the net addition of 25 managed or franchised hotels since March 31, 2015, partially offset by a decrease in Same-Store Systemwide REVPAR of 2.6% to $91.91 for the three months ended March 31, 2016, compared to the corresponding period in 2015. REVPAR throughout Asia Pacific was negatively affected by the unfavorable impact of foreign exchange rates during the three months ended March 31, 2016, compared to the corresponding period in 2015. As of March 31, 2016, the Asia Pacific segment had 261 managed properties and 54 franchised properties with approximately 98,000 rooms.

Segment earnings increased $2 million in the three months ended March 31, 2016, compared to the corresponding period in 2015, primarily due to the increase in management fees, franchise fees and other income discussed above.

Vacation ownership and residential

Total vacation ownership and residential segment revenue decreased $2 million to $184 million for the three months ended March 31, 2016, compared to the corresponding period in 2015, primarily due to a $26 million decrease in revenues recognized under the percentage of completion method and other deferrals, partially offset by an increase in originated contract sales of vacation ownership intervals of $22 million. Segment earnings decreased $7 million in the three months ended March 31, 2016, compared to the corresponding period in 2015, primarily driven by the above noted decreases in revenues and an increase in sales and marketing expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash from operating activities was $48 million for the three months ended March 31, 2016, compared to $55 million for the three months ended March 31, 2015. We generate cash flows from operations primarily from management and franchise revenues, operating income from our owned hotels and resorts and sales of vacation ownership interests (VOIs). Other sources of cash are distributions from joint ventures, servicing of financial assets and interest income. We use cash principally to fund our operating expenses, dividend payments, share repurchases, interest payments on debt, capital expenditures, and property and income taxes. We believe that our cash from operations and our existing borrowing availability together with capacity for additional borrowings will be adequate to meet all funding requirements for our operating expenses, dividend payments, share repurchases, principal and interest payments on debt, capital expenditures, and property and income taxes.

The ratio of our current assets to current liabilities was 1.11 and 1.03 as of March 31, 2016 and December 31, 2015, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels, in the same jurisdictions, on a daily basis and fund payables as needed through cash on hand, by drawing down on our existing revolving credit facility or issuing commercial paper.

Cash From Investing Activities

Gross capital spending during the three months ended March 31, 2016 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$15
Corporate and information technology	9
Subtotal	24
Net Capital Expenditures for Vacation Ownership Inventory (2):	36
Development Capital	59
Total Capital Expenditures	$119

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures of $55 million less cost of sales of $19 million.

Gross capital spending during the three months ended March 31, 2016 included approximately $24 million of maintenance capital and $59 million of development capital. Investment spending on vacation ownership inventory was $55 million, primarily at the Westin Nanea Ocean Villas in Maui, Hawaii, Westin St. John in the U.S. Virgin Islands, and the Westin Desert Willow in Palm Desert, California. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets in which we operate. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary. We currently anticipate that our defensive capital expenditures for the full year 2016 (excluding vacation ownership inventory) will be approximately $200 million for maintenance, renovations, and technology capital. In addition, for the full year 2016, we currently expect to spend approximately $120 million for investment projects, various joint ventures and other investments.

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

Since 2006 and through March 31, 2016, we have sold 92 hotels realizing cash proceeds of approximately $7.9 billion in numerous transactions. To date, where we have sold hotels, we typically have not provided significant seller financing or other financial assistance to buyers. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

In the first quarter of 2016, we declared and paid a quarterly dividend of approximately $63 million, or $0.375 per share. During the three months ended March 31, 2016, we did not repurchase any common shares. As of March 31, 2016, $458 million remained available under the share repurchase authorization approved by our Board of Directors.

The following is a summary of our debt portfolio (excluding securitized vacation ownership debt and capital leases) as of March 31, 2016:

		Weighted
	Amount	Average	Weighted
	Outstanding at	Interest Rate at	Average
	March 31,	March 31,	Remaining
	2016 (a)	2016	Term
	(in millions)		(In years)
Floating Rate Debt
Revolving Credit	$—	—	—
Commercial Paper	591	0.78%	3.9
Mortgages and Other	32	3.65%	0.7
Interest Rate Swaps	250	5.48%	2.7
Total/Average	$873	2.26%	3.4
Fixed Rate Debt
Senior Notes	$1,563	4.91%	8.0
Mortgages and Other	7	2.26%	9.2
Interest Rate Swaps	(250)	6.91%	2.7
Total/Average	$1,320	4.51%	9.0
Total Debt
Total Debt and Weighted Average Terms	$2,193	3.61%	6.8

(a)

Excludes approximately $185 million of our share of unconsolidated joint venture debt, $159 million of capital lease obligations, and securitized vacation ownership debt of $156 million, all of which is non-recourse.

Our Revolving Credit Facility (the Facility) is used to fund general corporate cash needs. As of March 31, 2016, we have availability of approximately $1.16 billion under the Facility. The Facility allows for multi-currency borrowing and, when drawn upon, has an applicable margin, inclusive of the commitment fee, of 1.2% plus the applicable currency LIBOR rate.

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

The following is a summary of our unsecuritized and securitized debt less cash as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in millions)
Gross Unsecuritized Debt	$2,352	$2,177
less: cash (including restricted cash of $64 million in 2016 and $50 million in 2015)	(1,244)	(1,098)
Net Unsecuritized Debt	$1,108	$1,079
Gross Securitized Debt (non-recourse)	$156	$171
less: cash restricted for securitized debt repayments (not included above)	(8)	(8)
Net Securitized Debt	$148	163
Total Net Debt	$1,256	$1,242

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, issuance of Commercial Paper and potential additional borrowings will be adequate to meet anticipated requirements for dividend payments, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due or on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all. As of March 31, 2016, approximately $1,170 million, included in our cash balance above, resided in foreign countries. The offshore cash, if repatriated, may or may not be subject to additional income taxes in various tax jurisdictions including the U.S. The quantification of such taxes is not practicable at this time.

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

We had the following commercial commitments outstanding as of March 31, 2016 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$78	$75	$—	$—	$3

CRITICAL ACCOUNTING POLICIES

Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Those estimates and assumptions that we believe are critical and require the use of complex judgment in their application are included in our 2015 Form 10-K. Since the date of our 2015 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are, or may become, subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At March 31, 2016, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.	Exhibits.

2.1

Amendment Number 1 to Agreement and Plan of Merger, dated March 20, 2016, by and among Starwood Hotels & Resorts Worldwide, Inc., Solar Merger Sub 1, Inc., Solar Merger Sub 2, Inc., Marriott International, Inc., Mars Merger Sub, Inc. and Mars Merger Sub, LLC ((incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File Number 001-07959) filed with the SEC on March 21, 2016).

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
101

The following materials from Starwood Hotels & Resorts Worldwide, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ Thomas B. Mangas
Thomas B. Mangas Chief Executive Officer

By:	/s/ Alan M. Schnaid
Alan M. Schnaid Chief Financial Officer

Date: May 3, 2016