Form 10-Q
period 2016-06-30
STARWOOD HOTEL & RESORTS WORLDWIDE, INC
filed 2016-07-29
CIK 316206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

169,549,884 shares of common stock, par value $0.01 per share, outstanding as of July 22, 2016.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (“we,” “us” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016. See the notes to consolidated financial statements for the basis of presentation. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this filing. Results for the six months ended June 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2016.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,575	$1,023
Restricted cash	19	18
Accounts receivable, net of allowance for doubtful accounts of $76 and $69	630	575
Inventories	15	15
Prepaid expenses and other	114	130
Current assets held for sale	—	534
Total current assets	2,353	2,295
Investments	178	170
Plant, property and equipment, net	1,478	1,673
Goodwill and intangible assets, net	1,769	1,744
Deferred income taxes	694	714
Other assets	447	428
Long-term assets held for sale	3	1,233
Total assets	$6,922	$8,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$34	$32
Accounts payable	74	86
Accrued expenses	1,238	1,217
Accrued salaries, wages and benefits	340	361
Accrued taxes and other	292	285
Current liabilities held for sale	—	255
Total current liabilities	1,978	2,236
Long-term debt	2,380	2,144
Deferred income taxes	21	32
Other liabilities	2,366	2,389
Long-term liabilities held for sale	—	157
Total liabilities	6,745	6,958
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; authorized 1,000,000,000 shares; outstanding 169,535,729 and 168,754,605 shares at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	135	115
Accumulated other comprehensive loss	(468)	(668)
Retained earnings	505	1,847
Total Starwood stockholders’ equity	174	1,296
Noncontrolling interest	3	3
Total equity	177	1,299
Total liabilities and equity	$6,922	$8,257

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Owned, leased and consolidated joint venture hotels	$291	$332	$526	$623
Residential sales and services	2	1	3	2
Management fees, franchise fees and other income	273	255	528	494
Other revenues from managed and franchised properties	680	653	1,333	1,281
	1,246	1,241	2,390	2,400
Costs and Expenses
Owned, leased and consolidated joint venture hotels	216	248	416	490
Residential and other	—	1	1	3
Selling, general, administrative and other	93	99	179	190
Restructuring and other special charges (credits), net	16	12	48	37
Depreciation	52	56	104	109
Amortization	8	7	16	14
Other expenses from managed and franchised properties	680	653	1,333	1,281
	1,065	1,076	2,097	2,124
Operating income	181	165	293	276
Equity earnings and gains from unconsolidated ventures, net	9	12	20	26
Interest expense, net of interest income of $2, $1, $3 and $2	(24)	(26)	(45)	(54)
Gain (loss) on asset dispositions and impairments, net	(114)	—	(112)	14
Income from continuing operations before taxes and noncontrolling interests	52	151	156	262
Income tax expense	(87)	(33)	(118)	(69)
Income (loss) from continuing operations	(35)	118	38	193
Discontinued operations:
Income from operations, net of tax (benefit) expense of $3, $15, $27 and $33	13	25	35	53
Loss on dispositions, net of tax expense (benefit) of $(3), $(4), $(5) and $(6)	(241)	(7)	(246)	(11)
Net income (loss) attributable to Starwood	$(263)	$136	$(173)	$235
Earnings (Losses) Per Share — Basic
Continuing operations	$(0.20)	$0.69	$0.23	$1.13
Discontinued operations	(1.36)	0.11	(1.26)	0.25
Net income (loss)	$(1.56)	$0.80	$(1.03)	$1.38
Earnings (Losses) Per Share — Diluted
Continuing operations	$(0.20)	$0.69	$0.23	$1.13
Discontinued operations	(1.36)	0.10	(1.25)	0.24
Net income (loss)	$(1.56)	$0.79	$(1.02)	$1.37
Weighted average number of shares	168	169	168	170
Weighted average number of shares assuming dilution	168	170	169	171
Dividends declared per share	$0.375	$0.375	$0.75	$0.75

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(263)	$136	$(173)	$235
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	175	23	200	(89)
Defined benefit pension and postretirement plans activity	—	—	1	1
Hedging activities	2	(3)	(1)	(2)
Total other comprehensive income (loss), net of taxes	177	20	200	(90)
Total comprehensive income (loss)	(86)	156	27	145
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Foreign currency translation adjustments attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Starwood	$(86)	$156	$27	$145

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net income (loss)	$(173)	$235
Adjustments to net income:
Depreciation and amortization	135	142
Amortization of deferred gains	(42)	(44)
Non-cash portion of restructuring and other special charges (credits), net	—	7
(Gain) loss on asset dispositions and impairments, net	326	(14)
Stock-based compensation expense	26	26
Excess stock-based compensation tax benefit	—	(7)
Distributions in excess (deficit) of equity earnings	(4)	(12)
Deferred income tax expense (benefit)	16	33
Other non-cash adjustments to net income	21	(1)
Decrease (increase) in restricted cash	(24)	55
Other changes in working capital	(99)	(92)
Securitized VOI notes receivable activity, net	23	38
Unsecuritized VOI notes receivable activity, net	(38)	(36)
Accrued income taxes and other	43	30
Cash from operating activities	210	360
Investing Activities
Purchases of plant, property and equipment	(64)	(103)
Proceeds from asset sales, net	390	527
Acquisitions, net of acquired cash	(65)	(26)
Issuance of notes receivable, net	(31)	(12)
Distributions from investments, net	2	31
Other, net	33	2
Cash from investing activities	265	419
Financing Activities
Commercial paper, net	244	(569)
Revolving credit facility and short-term borrowings, net	—	(4)
Long-term debt issued	—	10
Long-term debt repaid	(22)	(2)
Long-term securitized debt repaid	(19)	(41)
Dividends paid	(131)	(133)
Proceeds from employee stock option exercises	3	13
Excess stock-based compensation tax benefit	—	7
Share repurchases	—	(228)
Other, net	(23)	(24)
Cash from (used for) financing activities	52	(971)
Exchange rate effect on cash and cash equivalents	—	(8)
Increase in cash and cash equivalents	527	(200)
Cash and cash equivalents — beginning of period	1,048	935
Cash and cash equivalents — end of period	$1,575	$735
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$45	$57
Income taxes, net of refunds	$91	$60

The accompanying notes to financial statements are an integral part of the above statements.

Note 1.	Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of Starwood Hotels & Resorts Worldwide, Inc. and our subsidiaries. We are one of the world’s largest hotel and leisure companies. Our principal business is hotels and leisure, which is comprised of a worldwide hospitality network of 1,324 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets:  luxury and upper-upscale. On May 11, 2016, we completed the spin-off of our vacation ownership business and five hotels that will be converted to vacation ownership properties through a Reverse Morris Trust transaction with Interval Leisure Group, Inc. (ILG). As a result, the operations of our former vacation ownership business and the five hotels sold or otherwise conveyed to ILG through the date of the transaction were reclassified to discontinued operations for all periods presented. Prior to this transaction, the principal operations of Starwood Vacation Ownership, Inc. (SVO) included the development and operation of vacation ownership resorts and marketing, selling and financing of vacation ownership interests (VOIs) in the resorts.

The consolidated financial statements include our assets, liabilities, revenues and expenses and those of our controlled subsidiaries and partnerships. In consolidating, all material intercompany transactions are eliminated. We have evaluated all subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

Following the guidance for noncontrolling interests in Accounting Standards Codification (ASC) Topic 810, Consolidation, references in this report to our earnings (loss) per share, net income (loss) and stockholders’ equity attributable to Starwood’s common stockholders do not include amounts attributable to noncontrolling interests.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest- Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.” The amendments in this topic are intended to simplify the presentation of debt issuance costs and are effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this ASU on January 1, 2016 and retrospectively applied the standard to the December 31, 2015 balance sheet by reclassifying approximately $11 million from other assets to long-term debt and long-term liabilities held for sale.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for income (loss) from continuing operations attributable to our common stockholders and net income (loss) attributable to our common stockholders (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$(35)	$118	$38	$193
Income (loss) from discontinued operations	(228)	18	(211)	42
Net income (loss) attributable to Starwood	$(263)	$136	$(173)	$235
Weighted average common shares for basic earnings per share	168	169	168	170
Effect of dilutive stock options and restricted stock awards	—	1	1	1
Weighted average common shares for diluted earnings per share	168	170	169	171
Basic earnings (losses) per share:
Continuing operations	$(0.20)	$0.69	$0.23	$1.13
Discontinued operations	(1.36)	0.11	(1.26)	0.25
Net income (loss) per share - basic	$(1.56)	$0.80	$(1.03)	$1.38
Diluted earnings (losses) per share:
Continuing operations	$(0.20)	$0.69	$0.23	$1.13
Discontinued operations	(1.36)	0.10	(1.25)	0.24
Net income (loss) per share - diluted	$(1.56)	$0.79	$(1.02)	$1.37

Approximately 0.4 million shares and 0.3 million shares for the six months ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. An insignificant amount of shares were excluded from the computation of diluted shares for the three months ended June 30, 2016 and June 30, 2015.

Note 4.Discontinued Operations

On May 11, 2016, we completed a series of transactions with ILG and certain of its subsidiaries involving our vacation ownership business (the Vistana Vacation Ownership Business). Specifically, (a) we and certain of our subsidiaries engaged in a series of transactions in which certain assets and liabilities, including five hotels to be converted to vacation ownership properties, were (i) sold directly to subsidiaries of ILG or (ii) otherwise conveyed pursuant to an internal restructuring to Vistana Signature Experiences, Inc. (Vistana) or its subsidiaries, which resulted in the separation of the Vistana Vacation Ownership Business from our other businesses, (b) immediately after such separation, via spin-off we distributed the shares of Vistana common stock to our stockholders of record as of March 28, 2016, on a pro rata basis (the Distribution), and (c) immediately after the Distribution, Vistana merged with a subsidiary of ILG (the Merger). The holders of SLC Operating Limited Partnership units also received shares of Vistana common stock. We refer to this series of transactions as the “Transactions.”

Upon the completion of the Transactions, Vistana became a wholly-owned subsidiary of ILG. In addition, upon completion of the Transactions, Starwood stockholders owned approximately 55% of the outstanding shares of ILG on a fully-diluted basis, and the existing shareholders of ILG owned approximately 45% of ILG on a fully-diluted basis. As a result of the Transactions, ILG’s board of directors now consists of 13 directors, comprising nine previous ILG directors and four of our director appointees.

As a result of the Transactions, Starwood stockholders and holders of SLC Operating Limited Partnership units entitled to receive shares of Vistana common stock in the Distribution received approximately 0.4309 shares of ILG common stock, which were valued at $14.385 per share based on the average of the high and low of the ILG share price on May 11, 2016, for each share of Vistana common stock they received in the Distribution. In addition, certain subsidiaries of ILG paid certain of our subsidiaries approximately $123 million in consideration for the sale of certain assets and liabilities related to the Vistana Vacation Ownership Business. The total fair value of the stock and cash consideration received by us and our stockholders was approximately $1.2 billion.

As this transaction represented a material strategic shift in our business, in accordance with ASC Topic 205, Presentation of Financial Statements, we have reclassified the financial results of the Vistana Vacation Ownership Business, the impairment charge, and costs associated with the Transactions to discontinued operations in our consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations in the consolidated balance sheet as of December 31, 2015 have been reclassified as held for sale.

In connection with the Transactions, in the three months ended June 30, 2016 we recorded a non-cash pre-tax impairment charge of $214 million to discontinued operations loss on dispositions resulting from the difference between the carrying value of our investment in the vacation ownership business and the fair value of the consideration received at the transaction date.

Additionally, in connection with the Transactions, we have entered into an exclusive, 80-year global license agreement with Vistana for the use of the Westin and Sheraton brands in vacation ownership. In addition, ILG has the non-exclusive license for the existing St. Regis and The Luxury Collection vacation ownership properties. The agreement provides for a fixed annual license fee of $30 million (adjusted every five years by an inflation factor) and certain variable fees based on sales volumes which are recorded to the management fees, franchise fees and other income line item, within continuing operations. As of June 30, 2016, we had a receivable balance of approximately $13 million due from ILG.

The following table presents financial results of the Vistana Vacation Ownership Business and the five hotels transferred to ILG (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016 (1)	2015	2016 (2)	2015
Revenues:
Owned, leased and consolidated joint venture hotels	$9	$24	$39	$49
Vacation ownership and residential sales and services	85	169	269	355
Management fees, franchise fees and other income	—	1	1	2
Other revenues from managed and franchised properties	21	46	66	90
	115	240	375	496
Costs and Expenses:
Owned, leased and consolidated joint venture hotels	7	17	24	37
Vacation ownership and residential sales and services	66	125	206	260
Restructuring and other special charges, net (3)	30	11	37	17
Depreciation	5	9	15	18
Amortization	—	1	—	1
Other expenses from managed and franchised properties	21	46	66	90
Total operating expenses	129	209	348	423
Income (loss) from operations of discontinued operations	(14)	31	27	73
Equity earnings and gains (losses) from unconsolidated ventures, net	—	(1)	—	—
Interest expense, net of interest income	—	(1)	(2)	(4)
Gain (loss) on asset dispositions and impairments, net	(214)	—	(214)	—
Income (loss) from discontinued operations before taxes	(228)	29	(189)	69
Income tax expense	—	(11)	(22)	(27)
Income (loss) from discontinued operations, net of taxes	$(228)	$18	$(211)	$42

(1)	Includes the financial results from April 1, 2016 to May 11, 2016.
(2)	Includes the financial results from January 1, 2016 to May 11, 2016.
(3)	Transaction costs related to the spin-off of the Vistana Vacation Ownership Business have been reclassified to discontinued operations loss on dispositions.

Prior to the Transactions, the Vistana Vacation Ownership Business, excluding the five hotels to be converted to vacation ownership properties, was reported in our vacation ownership and residential segment. The five hotels were reported in the Americas segment.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the Vacation Ownership Business and the five hotels transferred to ILG (in millions). For additional information and disclosures of balances as of December 31, 2015, please see our Annual Report on Form 10-K for the year ended December 31, 2015.

December 31,
2015

Carrying amounts of assets associated with the discontinued operations:
Cash and cash equivalents	$25
Restricted cash	36
Accounts receivable, net of allowance for doubtful accounts of $9	115
Inventories	304
Securitized vacation ownership notes receivable, net of allowance for doubtful accounts of $2	32
Prepaid expenses and other	22
Investments	13
Property and equipment, net	445
Goodwill and intangible assets, net	162
Deferred income taxes	33
Other assets	411
Securitized vacation ownership notes receivable, net	141
Total assets of the discontinued operations classified as held for sale	$1,739

Carrying amounts of liabilities associated with the discontinued operations:
Short-term borrowings and current maturities of long-term debt	$1
Accounts payable	12
Current maturities of long-term securitized vacation ownership debt	48
Accrued expenses	137
Accrued taxes and other	18
Accrued salaries, wages and benefits	39
Long-term debt	—
Long-term securitized vacation ownership debt	123
Deferred income taxes	2
Other liabilities	32
Total liabilities of the discontinued operations classified as held for sale	$412

The following table presents the cash flows the Vacation Ownership Business and the five hotels transferred to ILG (in millions):

	Six Months Ended
	June 30,
	2016 (1)	2015
Discontinued Operating activities
Depreciation and amortization	$15	$19
(Gain) loss on asset dispositions and impairments, net	214	—
Stock-based compensation expense	2	2
Decrease (increase) in restricted cash	(23)	30
Securitized VOI notes receivable activity, net	23	38
Unsecuritized VOI notes receivable activity, net	(38)	(36)
Discontinued Investing activities
Purchases of plant, property and equipment	$11	$15
Proceeds from asset sales, net	98	—

(1)	Includes the financial results from January 1, 2016 to May 11, 2016.

Note 5.	Asset Dispositions and Impairments

During the three months ended June 30, 2016, we sold two foreign wholly-owned hotels for cash proceeds net of closing costs of approximately $206 million subject to long-term management agreements. The sales of these last remaining wholly-owned hotels in Italy resulted in a pre-tax gain of $112 million on the underlying net assets, which was more than offset by the recognition of a $202 million cumulative translation adjustment loss due to substantial liquidation of our investments in these foreign entities. These charges were recorded to the gain (loss) on asset dispositions and impairments, net line item, resulting in an overall net loss on the sale.

Additionally, during the six months ended June 30, 2016, we sold one hotel for cash proceeds net of closing costs of approximately $79 million subject to a long-term management agreement. The sale resulted in a pre-tax gain of approximately $5 million, which we deferred and are recognizing into management fees, franchise fees and other income over the initial term of the management agreement. Also, during the six months ended June 30, 2016, we recorded a net gain of $2 million, primarily related to the reduction of an obligation associated with a previous disposition.

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

Note 6.	Assets and Liabilities Held for Sale

In June 2016, we entered into a purchase and sale agreement to sell our leasehold interest in a hotel in France. Since we had a definitive agreement and believed it was unlikely that the agreement would be withdrawn, we classified this hotel as held for sale. During the three months ended June 30, 2016, we recognized an impairment charge of $23 million, which was recorded to the gain (loss) on asset dispositions and impairments, net line item, to reflect the fair market value of the hotel based on its purchase price less costs to sell, including $8 million related to a cumulative translation adjustment loss due to anticipated substantial liquidation of our owned and leased hotel holdings in France. The net book value of the hotel and the estimated goodwill of approximately $1 million expected to be allocated to the sale were classified as assets held for sale as of June 30, 2016 and December 31, 2015. This sale was completed in July 2016 subject to a long-term management agreement.

Additionally, in May 2016 we completed a spin-off through a Reverse Morris Trust transaction involving our vacation ownership business (see Note 4) which represented a material strategic shift in our business, and in accordance with ASC 205, Presentation of Financial Statements, the related assets and liabilities associated with the discontinued operations have been reclassified as held for sale in the December 31, 2015 consolidated balance sheet.

Note 7.	Debt

Long-term debt and short-term borrowings consisted of the following (in millions):

	June 30,	December 31,
	2016	2015
Senior Credit Facility:
Revolving Credit Facility, maturing 2020	$—	$—
Senior Notes, interest at 6.75%, maturing 2018	373	372
Senior Notes, interest at 7.15%, maturing 2019	212	209
Senior Notes, interest at 3.125%, maturing 2023	347	346
Senior Notes, interest at 3.75%, maturing 2025	345	344
Senior Notes, interest at 4.50%, maturing 2034	289	289
Capital lease obligations	158	168
Commercial paper, weighted average interest at 0.750% at June 30, 2016	652	408
Mortgages and other, interest rates ranging from non-interest bearing to 3.65%, various maturities	38	40
	2,414	2,176
Less current maturities	(34)	(32)
Long-term debt	$2,380	$2,144

Note 8.	Other Liabilities

Other liabilities consisted of the following (in millions):

	June 30,	December 31,
	2016	2015
Deferred gains on asset sales	$1,298	$1,329
SPG point liability (a)	852	830
Deferred revenue	37	42
Benefit plan liabilities	44	45
Deferred rent	26	27
Insurance reserves	47	47
Other	62	69
	$2,366	$2,389

(a)	Includes the actuarially determined liability and certain deferred revenues related to the Starwood Preferred Guest program.

Deferred Gains. We defer gains realized in connection with the sale of a property that we continue to manage through a long-term management agreement and recognize the gains over the initial term of the related agreement (see Note 5). As of June 30, 2016 and December 31, 2015, we had total deferred gains of approximately $1,381 million and $1,412 million, respectively, included in accrued expenses and other liabilities in our consolidated balance sheets. Amortization of deferred gains is included in management fees, franchise fees and other income in our consolidated statements of operations and totaled approximately $21 million and $42 million in the three and six months ended June 30, 2016, respectively compared to $22 million and $44 million in the three and six months ended June 30, 2015, respectively.

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

We charge our owned, leased, managed and franchised hotels and affiliated vacation ownership resorts the cost of operating the SPG program, including the estimated cost of our future redemption obligation, based on a percentage of our SPG members’ qualified expenditures. Our management and franchise agreements require that we are reimbursed for the costs of operating the SPG program, including marketing, promotions and communications and performing member services for the SPG members. As points are earned, we increase the SPG point liability for the amount of cash we receive from our managed and franchised hotels and affiliated vacation ownership resorts related to the future redemption obligation. For our owned hotels, we record an expense for the amount of our future redemption obligation with the offset to the SPG point liability. When points are redeemed by the SPG members, the hotels recognize revenue and the SPG point liability is reduced.

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

We consolidate the assets and liabilities of the SPG program including the liability associated with the future redemption obligation which is included in other long-term liabilities and accrued expenses in the consolidated balance sheets. The total actuarially determined liability as of June 30, 2016 and December 31, 2015, was $1,239 million and $1,219 million, respectively, of which $506 million and $491 million, respectively, was included in accrued expenses.

Note 9.	Restructuring and Other Special Charges (Credits), Net

Restructuring and other special charges (credits), net were $16 million and $48 million for the three and six months ended June 30, 2016, respectively, as compared to $12 million and $37 million in the three and six months ended June 30, 2015, respectively. These net charges (credits) are not recorded in our reportable segment earnings.

During the three months ended June 30, 2016, we recorded $16 million of other special charges primarily associated with the planned merger with Marriott International, Inc. (Marriott) (see Note 18).

Additionally, during the six months ended June 30, 2016, we recorded $8 million in net restructuring charges and $24 million of other special charges. The restructuring charges are primarily related to costs associated with our cost savings initiatives announced in 2015. Other special charges primarily consist of $19 million of costs associated with the planned merger with Marriott and a $2 million charge for technology related costs and expenses that we no longer deem recoverable.

During the three months ended June 30, 2015, we recorded $13 million in restructuring costs primarily related to severance costs associated with our previously announced cost savings initiatives and a $1 million credit to other special charges. Other special charges primarily consist of a $6 million charge for technology related costs and expenses that we no longer deem recoverable, offset by the reversal of $5 million of reserves as a result of the favorable resolutions of an exposure from a previous disposition and a dispute with a foreign taxing authority.

Additionally, during the six months ended June 30, 2015, we recorded $8 million in restructuring costs primarily associated with severance as a result of certain cost savings initiatives at our divisions and $17 million of other special charges. Other special charges primarily consist of a $7 million severance charge associated with the resignation of our prior President and Chief Executive Officer and the establishment of $6 million of reserves related to potential liabilities assumed in connection with the Le Méridien acquisition (see Note 17).

As of June 30, 2016, we had remaining restructuring accruals of $3 million, of which $2 million is recorded in accrued expenses and the remainder is recorded in other liabilities. As of December 31, 2015, we had remaining restructuring accruals of $6 million, of which $4 million is recorded in accrued expenses and the remainder is recorded in other liabilities. The following table summarizes activity in the restructuring related accruals during the six months ended June 30, 2016 (in millions):

	December 31,	Expenses/	Payments	Non-Cash	June 30,
	2015	Reversals		Other	2016
Severance costs related to cost savings initiatives	$2	$(1)	$(1)	$—	$—
Other	4	10	(11)	—	3
Total	$6	$9	$(12)	$—	$3

Note 10.	Derivative Financial Instruments

We enter into forward contracts to manage foreign exchange risk based on market conditions and to hedge certain forecasted transactions. These forward contracts have been designated and qualify as cash flow hedges, and their change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. The notional dollar amount of the outstanding Euro forward contracts at June 30, 2016 was $25 million, with an average exchange rate of 1.13, and with terms of less than one year. We review the effectiveness of our hedging instruments on a quarterly basis and record any ineffectiveness into earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective. From time to time, we may choose to de-designate portions of hedges when changes in estimates of forecasted transactions occur. For the three and six months ended June 30, 2016, each of these hedges was highly effective in offsetting fluctuations in foreign currencies.

We also enter into forward contracts to manage foreign exchange risk on intercompany loans that are not deemed long-term investment nature. These forward contracts are not designated as hedges, and their change in fair value is recorded in our consolidated statements of operations during each reporting period. The notional dollar amount of these outstanding forward contracts at June 30, 2016 was $1,031 million, with terms of less than one year. These forward contracts provide an economic hedge, as they largely offset foreign currency exposures on intercompany loans.

We enter into interest rate swap agreements to manage interest expense. The swaps qualify as fair value swaps and modify our interest rate exposure by effectively converting debt with a fixed rate to a floating rate. Our objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of our debt. At June 30, 2016, we had five interest rate swap agreements with an aggregate notional amount of $250 million under which we pay floating rates and receive fixed rates of interest (Fair Value Swaps). The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2018 and 2019. These interest rate swaps have been designated and qualify as fair value hedges and have met the requirements to assume zero ineffectiveness.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following tables summarize the fair value of our derivative instruments (in millions):

	June 30,		December 31,
	2016		2015
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Asset Derivatives
Interest rate swaps	Other assets	$8	Other assets	$4
Forward contracts	Prepaid expenses and other	—	Prepaid expenses and other	1
Total assets		$8		$5
Liability Derivatives
Forward contracts	Accrued expenses	$—	Accrued expenses	$—

	June 30,		December 31,
	2016		2015
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Asset Derivatives
Forward contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$9
Liability Derivatives
Forward contracts	Accrued expenses	$6	Accrued expenses	$1

The following table presents the effect of our derivatives on our consolidated statements of operations (in millions):

	Location of	Amount of
	Gain (Loss)	Gain (Loss)
	Recognized in	Recognized in
Derivatives Not Designated as Hedging Instruments	Income on Derivative	Income on Derivative
		Three Months Ended
		June 30,
		2016	2015
Foreign forward exchange contracts	Interest expense, net	$(14)	$4

	Location of	Amount of
	Gain (Loss)	Gain (Loss)
	Recognized in	Recognized in
Derivatives Not Designated as Hedging Instruments	Income on Derivative	Income on Derivative
		Six Months Ended
		June 30,
		2016	2015
Foreign forward exchange contracts	Interest expense, net	$(18)	$(24)

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

We sponsor, or have previously sponsored, numerous funded and unfunded domestic and foreign pension and postretirement benefit plans. The net periodic benefit cost (income) for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to approximately $(1) million for the three and six months ended June 30, 2016 and approximately $(1) million for the three and six months ended June 30, 2015. Additionally, the net actuarial losses reclassified from accumulated other comprehensive income for our domestic pension benefits, foreign pension benefits and postretirement benefits amounted to approximately $1 million each for the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2016, we contributed approximately $3 million and $5 million, respectively, to our pension and postretirement benefit plans. For the remainder of 2016, we expect to contribute approximately $6 million to our pension and postretirement benefit plans. A significant portion of the contributions relates to the foreign pension plans, for which we are reimbursed by our managed hotels.

Note 12.	Income Taxes

For the three and six months ended June 30, 2016, our effective income tax rate was 167.3% and 75.6%, respectively. Our effective tax rate differed significantly from the statutory tax rate primarily due to non-deductible pretax losses as a result of both the substantial liquidation of our investments in Italy (see Note 5) and the impairment charge recorded upon classifying our leasehold interest in a hotel in France as assets held for sale (see Note 6). Our effective income tax rate, excluding the impacts of these non-deductible losses, would be 30.0% and 29.7% for the three and six months ended June 30, 2016, respectively.

The total amount of unrecognized tax benefits as of June 30, 2016 was $309 million, of which $101 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $9 million of our unrecognized tax benefits as of June 30, 2016, will reverse within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2016, we had $24 million accrued for the payment of interest and $2 million accrued for the payment of penalties.

During the six months ended June 30, 2016, we resolved a previous dispute related to a foreign tax audit, which resulted in a tax benefit of $2 million due to the reversal of reserves in excess of the settlement amount.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. As of June 30, 2016, we are no longer subject to examination by U.S. federal taxing authorities for years prior to 2007 or to examination by any U.S. state taxing authority prior to 2006. All subsequent periods remain eligible for examination. In the significant foreign jurisdictions in which we operate, we are no longer subject to examination by the relevant taxing authorities for any years prior to 2009.

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

The following tables represent changes in stockholders’ equity that are attributable to our stockholders and non-controlling interests for the three and six months ended June 30, 2016 (in millions):

		Equity Attributable to Starwood Stockholders
				Accumulated		Equity
			Additional	Other		Attributable to
		Common	Paid-in	Comprehensive	Retained	Noncontrolling
	Total	Shares	Capital	Loss	Earnings	Interests
Balance at March 31, 2016	$1,347	$2	$115	$(645)	$1,872	$3
Net income	(263)	—	—	—	(263)	—
Equity compensation activity and other	20	—	20	—	—	—
Dividends	(63)	—	—	—	(63)	—
Distribution of Vistana	(1,041)	—	—	—	(1,041)	—
Other comprehensive income	177	—	—	177	—	—
Balance at June 30, 2016	$177	$2	$135	$(468)	$505	$3

		Equity Attributable to Starwood Stockholders
				Accumulated		Equity
			Additional	Other		Attributable to
		Common	Paid-in	Comprehensive	Retained	Noncontrolling
	Total	Shares	Capital	Loss	Earnings	Interests
Balance at December 31, 2015	$1,299	$2	$115	$(668)	$1,847	$3
Net income	(173)	—	—	—	(173)	—
Equity compensation activity and other	18	—	20	—	(2)	—
Dividends	(126)	—	—	—	(126)	—
Distribution of Vistana	(1,041)	—	—	—	(1,041)	—
Other comprehensive income	200	—	—	200	—	—
Balance at June 30, 2016	$177	$2	$135	$(468)	$505	$3

Share Issuances and Repurchases. During the three and six months ended June 30, 2016, we issued less than 0.1 million of our common shares as a result of stock option exercises.

During the three and six months ended June 30, 2016, we did not repurchase any common shares. As of June 30, 2016, $458 million remained available under the share repurchase authorization approved by our Board of Directors. Under the terms of our merger agreement with Marriott, we are precluded from repurchasing our stock without their consent.

Dividends. During the three months ended June 30, 2016, we declared and paid approximately $63 million of dividends, or $0.375 per share, to stockholders of record as of May 20, 2016. For the six months ended June 30, 2016, we paid approximately $126 million of dividends, or $0.75 per share.

Distribution of Vistana. In connection with the Transactions, in the three and six months ended June 30, 2016, subsequent to the impairment discussed in Note 4, the net assets of our vacation ownership business were distributed to our stockholders and thereby treated as a reduction in retained earnings.

Accumulated Other Comprehensive Loss. The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2016 (in millions):

	For the Six Months Ended June 30, 2016 (a)
			Defined Benefit	Foreign
		Net	Pension and	Currency
	Cash Flow	Investment	Postretirement	Translation
	Hedges (b)	Hedges (e)	Benefit Plans (c)	Adjustments (d) (e)	Total
Balance at December 31, 2015	$1	$—	$(79)	$(590)	$(668)
Other comprehensive income (loss) before reclassifications	—	—	—	(3)	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	1	203	203
Total before tax	—	(1)	1	200	200
Tax benefit (expense)	—	—	—	—	—
Net current year other comprehensive income (loss)	—	(1)	1	200	200
Balance at June 30, 2016	$1	$(1)	$(78)	$(390)	$(468)

(a)	Amounts in parentheses indicate debits.
(b)	Pretax gains and losses on forward contract cash flow hedges are reclassified to management fees, franchise fees and other income.
(c)	Pretax amortization of defined benefit pension and postretirement benefit plans is reclassified to selling, general, administrative and other.
(d)	A loss of $7 million related to intra-entity foreign currency transactions that are of a long-term investment nature is included in other comprehensive income in the six months ended June 30, 2016.
(e)

During the six months ended June 30, 2016 we recognized a loss of $202 million in the gain (loss) on asset dispositions and impairments, net line item due to the substantial liquidation of our investments in Italy.

Note 14.	Stock-Based Compensation

In accordance with our 2013 Long-Term Incentive Compensation Plan (the 2013 LTIP), during the six months ended June 30, 2016, we granted restricted stock, restricted stock units and performance shares to executive officers, members of the Board of Directors and certain employees.

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

During the second quarter of 2016, in connection with the Transactions, outstanding equity awards outstanding on May 11, 2016 were modified and converted into new equity awards pursuant to the plan agreement using conversion ratios designed to maintain the value of these awards to the holders immediately prior to the Transactions. Adjustments to our outstanding stock-based compensation awards resulted in an insignificant amount of compensation expense as their fair value immediately before the Transactions approximated their fair value immediately after the Transactions. Additionally, we cancelled approximately 133,000 restricted stock and units that were held by former employees that are now employees of ILG.

During the six months ended June 30, 2016, we granted approximately 177,000 performance shares with a grant date fair value of $78.56 per share. In addition, we granted approximately 1,151,000 shares of restricted stock and restricted stock units that had a weighted average grant date fair value of $64.83 per share or unit. In each case, the number of awards granted in the six months ended June 30, 2016 includes the adjustment discussed above to the outstanding equity awards as a result of the Transactions.

We recorded stock-based employee compensation expense, including the impact of reimbursements from third parties, of $13 million and $26 million in the three and six months ended June 30, 2016, respectively, compared to $12 million and $26 million, in the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, there was approximately $78 million of unrecognized compensation cost, net of estimated forfeitures, including the impact of reimbursements from third parties, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.

Note 15.	Fair Value

We believe the carrying values of our financial instruments related to current assets and current liabilities approximate fair value. The following table presents the carrying amounts and estimated fair values of our long-term financial instruments (in millions):

		June 30, 2016		December 31, 2015
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Assets:
Other notes receivable	3	$88	$88	$63	$63
Total financial assets		$88	$88	$63	$63
Liabilities:
Long-term debt	1	$2,380	$2,499	$2,144	$2,178
Total financial liabilities		$2,380	$2,499	$2,144	$2,178
Off-Balance sheet:
Letters of credit	2	$—	$77	$—	$80
Surety bonds	2	—	13	—	32
Total off-balance sheet		$—	$90	$—	$112

The fair value of other notes receivable is estimated based on the terms of the instrument and current market conditions. These financial instrument assets are recorded in the other assets line item in our consolidated balance sheet.

We estimate the fair value of our publicly traded debt based on the bid prices in the public debt markets. The carrying amount of our floating rate debt is a reasonable basis of fair value due to the variable nature of the interest rates. Our fixed rate debt fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt, prevailing market conditions and the length to maturity for the debt.

The fair values of our letters of credit and surety bonds are estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing financial institutions.

Note 16.	Segment Information

Our hotel business is segregated into three separate hotel segments: (i) the Americas, (ii) Europe, Africa and the Middle East (EAME), and (iii) Asia Pacific. During the second quarter of 2016, we have classified the results of our vacation ownership business, formerly the vacation ownership and residential segment, as discontinued operations in our consolidated statements of operations for all periods presented. See Note 4, Discontinued Operations, for additional information.

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

The CODM primarily evaluates the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring and other special charges (credits), and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our three segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues.

The following tables present revenues and segment earnings for our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Americas	$344	$360	$655	$703
EAME	114	133	200	231
Asia Pacific	69	67	137	132
Total segment revenues	527	560	992	1,066
Other revenues from managed and franchised hotels	680	653	1,333	1,281
Other corporate revenues — unallocated	39	28	65	53
	$1,246	$1,241	$2,390	$2,400

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment earnings:
Americas	$178	$177	$331	$335
EAME	52	51	81	80
Asia Pacific	42	44	90	90
Total segment earnings	272	272	502	505
Other corporate income — unallocated	37	29	65	55
Corporate selling, general, administrative and other expenses — unallocated	(33)	(41)	(67)	(84)
Gain (loss) on asset dispositions and impairments, net	(114)	—	(112)	14
Restructuring and other special (charges) credits	(16)	(12)	(48)	(37)
Adjustments to equity earnings (a)	(8)	(7)	(16)	(12)
Interest expense	(26)	(27)	(48)	(56)
Depreciation and amortization	(60)	(63)	(120)	(123)
Income tax expense	(87)	(33)	(118)	(69)
Discontinued operations	(228)	18	(211)	42
Net income attributable to Starwood	$(263)	$136	$(173)	$235

(a)	Includes impairment losses, certain gains on hotel sales, interest expense, depreciation and amortization expense related to equity earnings not allocated to segment earnings.

Note 17.	Commitments and Contingencies

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

At June 30, 2016, we have approximately $106 million of investments and a loan balance of $1 million associated with these VIEs. The maximum loss under these agreements equals the carrying value because we are not obligated to fund future cash contributions. In addition, we have not contributed amounts to the VIEs in excess of our contractual obligations.

At December 31, 2015, we evaluated the 22 hotels in which we had a variable interest. As of that date, we had approximately $106 million of investments and a loan balance of $1 million associated with these VIEs.

Guaranteed Loans and Commitments. In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $64 million at June 30, 2016.

We evaluate these loans for impairment, and at June 30, 2016, we believe these loans are collectible. Unfunded loan commitments aggregating to $46 million were outstanding at June 30, 2016, of which $14 million is expected to be funded in the next twelve months. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $289 million of equity and other potential contributions associated with managed, franchised, or joint venture properties, $77 million of which is expected to be funded in the next twelve months.

Surety bonds issued on our behalf as of June 30, 2016 totaled $13 million. Surety bonds may be required by our insurers to secure large deductible insurance programs.

To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obligated to fund shortfalls in performance levels through the issuance of loans. Many of the performance tests are multi-year tests, tied to the results of a competitive set of hotels and have exclusions for force majeure and acts of war or terrorism. During the six months ended June 30, 2016, we amended an agreement associated with two hotels in Greece and as a result of that amendment, we no longer expect to fund a previously reserved performance guarantee of $4 million. We do not anticipate any significant funding under performance guarantees, nor do we anticipate losing a significant number of management or franchise contracts in 2016.

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

ILG Indemnifications. In connection with the Transactions associated with the spin-off of the Vistana Vacation Ownership Business (see Note 4) we have provided certain indemnities to ILG for tax, legal and other matters related to pre-Transaction periods. We believe we are adequately reserved for such matters.

Litigation. We are involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. As of June 30, 2016, certain contingencies have been evaluated as reasonably possible, but not probable, with a range of exposure of $0 to $26 million. While the ultimate results of claims and litigation cannot be determined, we do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flow. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Note 18.	Planned Marriott Merger

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

The transaction is expected to close in the coming weeks and is subject to regulatory approval in China and the satisfaction of other customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in our rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," "plans," "anticipates," "estimates," "predicts," "potential," "continue," or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and labor unions, our ability to consummate the Planned Marriott Merger (as defined below), or realize the anticipated benefits of such transactions, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

This MD&A includes discussion of our consolidated operating results, as well as discussion about each of our three segments. Additionally, Note 16 to the consolidated financial statements presents further information about our segments.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2016 and 2015.

At June 30, 2016, we had approximately 640 hotels in the active pipeline representing approximately 132,000 rooms, driven by strong interest in all Starwood brands. Of these rooms, 54% are in the upper upscale and luxury segments and 73% are outside of North America. During the second quarter of 2016, we signed 120 hotel management and franchise contracts, representing approximately 21,400 rooms, of which 101 are new builds and 19 are conversions from other brands. Also during the second quarter of 2016, 20 new hotels and resorts (representing approximately 4,200 rooms) entered the system and four hotels (representing approximately 1,000 rooms) left the system.

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

On May 11, 2016, the Company completed the spin-off of its vacation ownership business and five hotels that will be converted to vacation ownership properties through a Reverse Morris Trust transaction with Interval Leisure Group, Inc. (ILG). As a result, the operations of the vacation ownership business and the five hotels sold or otherwise conveyed to ILG through the date of the transaction were reclassified to discontinued operations for all periods presented. Please see Note 4, Discontinued Operations, of the Notes to our Financial Statements for additional information.

On November 15, 2015, we entered into a definitive agreement, as amended on March 20, 2016, to merge with Marriott International, Inc. (Marriott) (which is referred to in this Quarterly Report as the Planned Marriott Merger). The transaction was approved by Marriott and Starwood stockholders on April 8, 2016. Please see Note 18, Planned Marriott Merger, of the Notes to our Financial Statements for additional information.

During the three and six months ended June 30, 2016 and 2015, we earned revenues at our owned, leased and consolidated joint venture hotels by geographic area as follows (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	40%	43%	42%	46%
Europe	26%	26%	23%	23%
Americas (Latin America & Canada) *	28%	26%	29%	26%
Asia Pacific	6%	5%	6%	5%
Total	100%	100%	100%	100%

(1)	Includes the revenues of hotels sold for the period prior to their sale.

*Includes U.S. territories

Three Months Ended June 30, 2016, Compared with Three Months Ended June 30, 2015

Consolidated Results

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$291	$332	$(41)	(12.3)%
Management Fees, Franchise Fees and Other Income	273	255	18	7.1%
Residential Sales and Services	2	1	1	100.0%
Other Revenues from Managed and Franchised Properties	680	653	27	4.1%
Total Revenues	$1,246	$1,241	$5	0.4%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from seven owned hotels that were sold in 2016 and 2015. These sold hotels had revenues of $12 million in the three months ended June 30, 2016 compared to $62 million for the corresponding period in 2015. Revenues at our Same-Store Owned Hotels (23 hotels for the three months ended June 30, 2016 and 2015, excluding the seven hotels sold and one additional hotel undergoing a significant repositioning) increased 3.4%, or $9 million, to $263 million for the three months ended June 30, 2016, compared to $254 million in the corresponding period of 2015.

REVPAR at our worldwide Same-Store Owned Hotels increased 3.9% to $194.14 for the three months ended June 30, 2016, compared to the corresponding period in 2015. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 5.7% in ADR to $251.79 for the three months ended June 30, 2016, compared to $238.26 for the corresponding period in 2015, partially offset by a decrease in occupancy rates to 77.1% for the three months ended June 30, 2016, compared to 78.4% in the corresponding period in 2015.

For the three months ended June 30, 2016, Systemwide REVPAR increased 1.4% in constant dollars, but due to the impact of foreign exchange, increased 0.7% in U.S. Dollars. We saw positive results in North America, where constant dollar Systemwide REVPAR increased 3.4% (increased 3.1% in U.S. Dollars), driven by strong performance at hotels in certain major markets including Hawaii, Toronto, Atlanta and Los Angeles, offset by REVPAR declines in New York, Chicago, Miami and markets closely connected with the oil and gas industry in Western Canada and Southwestern United States. Our international Systemwide REVPAR declined 1.4% in constant dollars but due to the impact of foreign exchange, declined 2.5% in U.S. Dollars. We saw REVPAR growth in Asia excluding Greater China where Systemwide REVPAR was up 2.9% in constant dollars (increased 1.4% in U.S. Dollars), driven by strong performance at our hotels in Thailand, Japan, India and Australia, offset by REVPAR declines in Fiji due to the impact of tropical cyclones, and REVPAR declines in Indonesia and the Maldives. Systemwide REVPAR in Greater China declined 1.8% in constant dollars (declined 5.6% in U.S. Dollars) due to a Systemwide REVPAR decline at our hotels in Mainland China of 0.8% in constant dollars (declined 5.3% in U.S. Dollars) and by weakness in Macao and Taiwan. Mainland China REVPAR performance was driven by REVPAR growth in the North and West-Central regions, offset by REVPAR declines in the South and East. In Europe, Systemwide REVPAR increased 1.1% in constant dollars (increased 2.2% in U.S. Dollars), with strong performance at our hotels in Germany, Poland, Spain and Russia offset by weaker performance in France, Belgium and Turkey due in part to the aftermath of terror attacks in 2015 and 2016. Systemwide REVPAR in Latin America declined 5.1% in constant and U.S. Dollars, driven by weak performance in Brazil, Argentina and Chile, partially offset by REVPAR increases at our hotels in Mexico. Systemwide REVPAR in Africa and the Middle East declined 9.7% in constant dollars (declined 11.3% in U.S. Dollars), driven by lower demand due to the shift of Ramadan to earlier in June this year, as well as by weakness in markets closely connected with the oil and gas industries, partially offset by strong performance in South Africa and Egypt.

The increase in management fees, franchise fees and other income was primarily a result of an $8 million increase in core fees (total management and franchise fees) which were negatively impacted by foreign exchange rates, to $214 million for the three months ended June 30, 2016, compared to $206 million for the corresponding period in 2015. The increase was primarily due to fees from the net addition of 84 managed or franchised hotels to our system since June 30, 2015, and a 0.7% increase in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2015. Additionally, the increase in the second quarter of 2016 was due to $5 million of vacation ownership license fees from ILG after the spin-off of our vacation ownership business. As of June 30, 2016, we had 620 managed properties and 665 franchised properties with approximately 357,800 rooms.

Other revenues from managed and franchised properties increased primarily due to an increase in payroll costs commensurate with a rise in the overall cost of labor at our existing managed hotels and payroll costs for the new hotels entering the system. These revenues represent reimbursements of costs incurred on behalf of managed hotels and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Selling, General, Administrative and Other	$93	$99	$(6)	(6.1)%

During the second quarter of 2016, selling, general, administrative and other expenses decreased 6.1% to $93 million, compared to $99 million in 2015, due primarily to various cost savings initiatives.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$16	$12	$4	33.3%

Restructuring and other special charges (credits), net during the three months ended June 30, 2016 include $16 million of other special charges primarily associated with costs related to the Planned Marriott Merger (see Note 18).

The restructuring and other special charges (credits), net during the three months ended June 30, 2015 include $13 million in restructuring costs primarily related to severance costs associated with our cost savings initiatives announced in 2015 and a $1 million credit to other special charges. Other special charges primarily consist of a $6 million charge for technology related costs and expenses that we no longer deem recoverable, offset by the reversal of $5 million of reserves as a result of the favorable resolutions of an exposure from a previous disposition and a dispute with a foreign taxing authority.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Depreciation and Amortization	$60	$63	$(3)	(4.8)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2016, compared to the corresponding period of 2015, was primarily due to decreased depreciation expense related to sold hotels.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Operating Income	$181	$165	$16	9.7%

The increase in operating income for the three months ended June 30, 2016, compared to the corresponding period of 2015, was primarily due to a $18 million increase in management fees, franchise fees and other income, a decrease in selling, general, administrative and other expenses of $6 million and a decrease in depreciation and amortization of $3 million, partially offset by a $9 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, and due to an unfavorable variance in restructuring and other special charges (credits), net of $4 million.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$9	$12	$(3)	(25.0)%

Equity earnings and gains from unconsolidated joint ventures, net decreased $3 million for the three months ended June 30, 2016, compared to the corresponding period in 2015, primarily due to certain favorable, non-recurring adjustments recorded at two hotels owned by joint ventures during the three months ended June 30, 2015.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Net Interest Expense	$24	$26	$(2)	(7.7)%

Net interest expense decreased $2 million for the three months ended June 30, 2016, compared to the same period of 2015, primarily due to a decrease in our senior notes debt balance as $294 million matured and were repaid in late 2015.

Our weighted average interest rate was approximately 3.53% at June 30, 2016 compared to 4.88% at June 30, 2015.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(114)	$—	$(114)	n/m

n/m = not meaningful

During the three months ended June 30, 2016, we recorded a net loss of $114 million, primarily related to the recognition of a $202 million cumulative translation adjustment loss due to the substantial liquidation of our investments in certain foreign entities, following the sale of our two remaining wholly-owned hotels in Italy, which was partially offset by a pre-tax gain of $112 million on the underlying net assets of the foreign hotels, resulting in an overall net loss on the sale (see Note 5) and a $23 million impairment charge recorded upon classifying our leasehold interest in a foreign hotel as assets held for sale (see Note 6).

During the three months ended June 30, 2015, we recorded a net gain of $4 million associated with the sale of one hotel sold subject to a long-term franchise agreement, offset by a loss of $4 million primarily related to asset dispositions and impairments associated with certain hotel renovations.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Income Tax Expense	$87	$33	$54	n/m

The increase in income tax expense for the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to additional tax expense of $30 million related to the tax effects from the sale of foreign hotels in 2016 and a $19 million increase due to higher operating income and a higher overall effective tax rate in the three months ended June 30, 2016.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Discontinued Operations: Income from Operations, net of tax	$13	$25	$(12)	(48.0)%

On May 11, 2016, we completed the spin-off of our former vacation ownership business and five hotels that will be converted to vacation ownership properties through a Reverse Morris Trust transaction with ILG. As a result, the operations of the vacation ownership business and the five hotels sold or otherwise conveyed to ILG through the date of the transaction were reclassified to discontinued operations for all periods presented. Please see Note 4, Discontinued Operations, of the Notes to our Financial Statements for additional information.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Discontinued Operations: Loss on Dispositions, net of tax	$(241)	$(7)	$(234)	n/m

The loss on dispositions from discontinued operations for the three months ended June 30, 2016 primarily included a non-cash pre-tax impairment charge of $214 million, as the net assets of the vacation ownership business and five hotels that were spun-off exceeded the fair value of the consideration received in the Reverse Morris Trust transaction and $30 million in transaction costs related to the spin-off, partially offset by a $3 million tax benefit. The loss on dispositions from discontinued operations for the three months ended June 30, 2015 included $11 million in transaction costs, partially offset by a $4 million tax benefit. Please see Note 4, Discontinued Operations, of the Notes to our Financial Statements for additional information.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the three months ended June 30, 2016 and 2015. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Three Months Ended
	June 30,
	2016	2015	Variance
Worldwide (1,125 hotels with approximately 322,600 rooms)
REVPAR (1)	$124.66	$123.77	0.7%
ADR	$171.39	$173.20	(1.0)%
Occupancy	72.7%	71.5%	1.2
Americas (638 hotels with approximately 180,800 rooms)
REVPAR (1)	$139.39	$135.89	2.6%
ADR	$179.63	$178.43	0.7%
Occupancy	77.6%	76.2%	1.4
EAME (216 hotels with approximately 55,800 rooms)
REVPAR (1)	$133.35	$135.95	(1.9)%
ADR	$196.76	$196.85	(0.0)%
Occupancy	67.8%	69.1%	(1.3)
Asia Pacific (271 hotels with approximately 86,000 rooms)
REVPAR (1)	$88.00	$90.34	(2.6)%
ADR	$133.90	$143.10	(6.4)%
Occupancy	65.7%	63.1%	2.6

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three months ended June 30, 2016 and 2015. The results for the three months ended June 30, 2016 and 2015 represent results for 23 owned, leased and consolidated joint venture hotels (excluding seven hotels sold and one hotel undergoing a significant repositioning.

	Three Months Ended
	June 30,
	2016	2015	Variance
Worldwide (23 hotels with approximately 9,600 rooms)
REVPAR (1)	$194.14	$186.84	3.9%
ADR	$251.79	$238.26	5.7%
Occupancy	77.1%	78.4%	(1.3)
Americas (13 hotels with approximately 7,500 rooms)
REVPAR (1)	$174.23	$169.32	2.9%
ADR	$231.82	$222.57	4.2%
Occupancy	75.2%	76.1%	(0.9)
EAME (7 hotels with approximately 1,400 rooms)
REVPAR (1)	$321.06	$295.81	8.5%
ADR	$366.12	$336.50	8.8%
Occupancy	87.7%	87.9%	(0.2)
Asia Pacific (3 hotels with approximately 700 rooms)
REVPAR (1)	$158.43	$160.62	(1.4)%
ADR	$205.29	$189.30	8.4%
Occupancy	77.2%	84.8%	(7.6)

(1)

REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the three months ended June 30, 2016 and 2015.

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Segment Revenues
Americas	$344	$360	$(16)	(4.4)%
EAME	114	133	(19)	(14.3)%
Asia Pacific	69	67	2	3.0%
Total segment revenues	$527	$560	$(33)	(5.9)%

	Three Months	Three Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior

	2016	2015	year	year
	(in millions)
Segment Earnings
Americas	$178	$177	$1	0.6%
EAME	52	51	1	2.0%
Asia Pacific	42	44	(2)	(4.5)%
Total segment earnings	$272	$272	$—	—

We primarily evaluate the operating performance of a segment based on segment earnings. We define segment earnings as net income attributable to our common stockholders before interest expense, taxes, depreciation and amortization, as well as our share of interest, depreciation and amortization associated with our unconsolidated joint ventures, excluding certain recurring and nonrecurring items, such as restructuring and other special charges (credits), loss on early extinguishment of debt and gains (losses) on asset dispositions and impairments. Residential revenue generated at hotel properties is recorded in the corresponding geographic hotel segment. General, administrative and other expenses directly related to the segments are included in the calculation of segment earnings, whereas corporate general, administrative, and other expenses are not included in the segment earnings calculation. In addition to revenues recorded within our three segments, we also have other revenues from managed and franchised properties, which represent the reimbursement of costs incurred on behalf of managed and franchised property owners. These revenues, together with the corresponding expenses, are not recorded within our segments. Other corporate unallocated revenues and earnings primarily relate to other license fee income and are also reported outside of segment revenues. Note 16 to the consolidated financial statements presents further information about our segments.

The Americas

Segment revenues decreased $16 million in the three months ended June 30, 2016, compared to the corresponding period in 2015. The decrease in revenues was primarily related to a $29 million decrease in revenues from our owned, leased and consolidated joint venture hotels, partially offset by an $11 million increase in management fees, franchise fees and other income.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from two owned hotels that were sold in 2015. These sold hotels had no revenues for the three months ended June 30, 2016 compared to $30 million for the corresponding period in 2015. This decrease was partially offset by an increase in Same-Store Owned Hotel revenues of $5 million due to an increase in REVPAR of 2.9% to $174.23 for the three months ended June 30, 2016, compared to the corresponding period in 2015.

The increase in management fees, franchise fees and other income for the three months ended June 30, 2016, compared to the same period in 2015, was due to fees from the net addition of 41 managed and franchised hotels since June 30, 2015 and a 2.6% increase in Same-Store Systemwide REVPAR to $139.39 for the three months ended June 30, 2106, compared to the same period in 2015. As of June 30, 2016, the Americas segment had 168 managed properties and 538 franchised properties with approximately 194,000 rooms.

Segment earnings increased $1 million in the three months ended June 30, 2016, compared to the corresponding period in 2015, primarily due to the increase in management fees, franchise fees and other income discussed above, partially offset by a $5 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels and a $4 million increase in divisional overhead expenses primarily due to a favorable litigation settlement in 2015.

EAME

Segment revenues decreased $19 million in the three months ended June 30, 2016, compared to the corresponding period in 2015. The decrease in revenues was primarily related to a $16 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a $3 million decrease in management fees, franchise fees and other income.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from five owned hotels that were sold during 2016 and 2015. These sold hotels had revenues of $12 million for the three months ended June 30, 2016 compared to $32 million for the corresponding period in 2015. This decrease was partially offset by an increase in Same-Store Owned Hotel revenues of $4 million due to an increase in REVPAR of 8.5% to $321.06 for the three months ended June 30, 2016, compared to the corresponding period in 2015.

Management fees, franchise fees and other income decreased $3 million in the three months ended June 30, 2016, compared to the corresponding period in 2015. Fees from the net addition of 15 managed or franchised hotels since June 30, 2015 were more than offset by a decrease in Same-Store Systemwide REVPAR of 1.9% to $133.35 for the three months ended June 30, 2016, compared to the corresponding period in 2015. REVPAR in Africa and the Middle East was negatively affected by lower demand due to the shift of Ramadan to earlier in June this year and by the unfavorable impact of foreign exchange rates during the three months ended June 30, 2016, compared to the corresponding period in 2015. As of June 30, 2016, the EAME segment had 184 managed properties and 73 franchised properties with approximately 63,800 rooms.

Segment earnings increased $1 million in the three months ended June 30, 2016, compared to the corresponding period in 2015, primarily due to a decrease in division overhead expenses of $8 million, primarily due to favorable bad debt reversals in 2016 and a charge related to a performance guarantee in 2015, partially offset by the decrease in management fees, franchise fees and other income discussed above and a $3 million decrease in operations (revenue less expenses) related to our owned, leased and consolidated joint venture hotels due to hotels sold in 2016 and 2015.

Asia Pacific

Segment revenues increased $2 million in the three months ended June 30, 2016, compared to the corresponding period in 2015, primarily due to a $1 million increase in residential license fees.

Management fees, franchise fees and other income remained flat, compared to the same period of 2015. The net addition of 28 managed or franchised hotels since June 30, 2015 was offset by a decrease in Same-Store Systemwide REVPAR of 2.6% to $88.00 for the three months ended June 30, 2016, compared to the corresponding period in 2015. REVPAR throughout Asia Pacific was negatively affected by the unfavorable impact of foreign exchange rates during the three months ended June 30, 2016, compared to the corresponding period in 2015. As of June 30, 2016, the Asia Pacific segment had 268 managed properties and 54 franchised properties with approximately 100,100 rooms.

Segment earnings decreased $2 million in the three months ended June 30, 2016, compared to the corresponding period in 2015, primarily due to a $3 million increase in divisional overhead expense.

Six Months Ended June 30, 2016, Compared with Six Months Ended June 30, 2015

Consolidated Results

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Owned, Leased and Consolidated Joint Venture Hotels	$526	$623	$(97)	(15.6)%
Management Fees, Franchise Fees and Other Income	528	494	34	6.9%
Vacation Ownership and Residential	3	2	1	50.0%
Other Revenues from Managed and Franchised Properties	1,333	1,281	52	4.1%
Total Revenues	$2,390	$2,400	$(10)	(0.4)%

The decrease in revenues from owned, leased and consolidated joint venture hotels was primarily due to lost revenues from seven owned hotels that were sold in 2016 and 2015. These sold hotels had revenues of $20 million in the six months ended June 30, 2016 compared to $126 million for the corresponding period in 2015. Revenues at our Same-Store Owned Hotels (23 hotels for the six months ended June 30, 2016 and 2015, excluding the seven hotels sold and one additional hotel undergoing a significant repositioning) increased 2.0%, or $10 million, to $477 million for the six months ended June 30, 2016, compared to $467 million in the corresponding period of 2015.

REVPAR at our worldwide Same-Store Owned Hotels increased 2.5% to $176.43 for the six months ended June 30, 2016, compared to the corresponding period in 2015. The increase in REVPAR at these worldwide Same-Store Owned Hotels resulted from an increase of 2.9% in ADR to $236.69 for the six months ended June 30, 2016, compared to $230.10 for the corresponding period in 2015, partially offset by a decrease in occupancy rates to 74.5% for the six months ended June 30, 2016, compared to 74.8% in the corresponding period in 2015. REVPAR and ADR were negatively affected by the unfavorable impact of foreign exchange rates.

The increase in management fees, franchise fees and other income was primarily a result of a $15 million increase in core fees (total management and franchise fees) to $412 million for the six months ended June 30, 2016, compared to $397 million for the corresponding period in 2015. The increase was primarily due to fees from the net addition of 84 managed or franchised hotels to our system since June 30, 2015, partially offset by a 0.3% decrease in Same-Store Worldwide Systemwide REVPAR compared to the same period in 2015, primarily due to the negative impact of foreign exchange rates. Additionally, for the six months ended June 30, 2016, other management and franchise revenues included approximately $10 million of fees associated with the termination of certain management and franchise contracts compared to $3 million for the same period in 2015 and $5 million of vacation ownership license fees from ILG after the spin-off of our vacation ownership business.

Other revenues from managed and franchised properties increased primarily due to an increase in payroll costs commensurate with a rise in the overall cost of labor at our existing managed hotels and payroll costs for the new hotels entering the system. These revenues represent reimbursements of costs incurred on behalf of managed hotels and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income or our net income.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Selling, General, Administrative and Other	$179	$190	$(11)	(5.8)%

During the six months ended June 30, 2016, selling, general, administrative and other expenses decreased 5.8% to $179 million, compared to $190 million in 2015, due, in part, to various cost savings initiatives. In addition, the decrease is due to the amendment of an agreement associated with two hotels in Greece and as a result of that amendment, we no longer expect to fund a previously reserved performance guarantee.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Restructuring and Other Special Charges (Credits), Net	$48	$37	$11	29.7%

Restructuring and other special charges (credits), net during the six months ended June 30, 2016 include $9 million in net restructuring charges and $39 million of other special charges. The restructuring charges are primarily related to costs associated with our cost savings initiatives announced in 2015. Other special charges primarily consist of $34 million of costs related to the Planned Marriott Merger (see Note 18) and a $3 million charge for technology related costs and expenses that we no longer deem recoverable.

The restructuring and other special charges, net during the six months ended June 30, 2015 include $21 million in restructuring costs primarily related to severance costs associated with our previously announced cost savings initiatives and $16 million of other special charges. Other special charges primarily consist of a $7 million severance charge associated with the resignation of our prior President and Chief Executive Officer, the establishment of $6 million of reserves related to potential liabilities associated with the 2005 Le Méridien acquisition, and a $6 million charge for technology related costs and exposures that we no longer deem recoverable, partially offset by the reversal of $5 million of reserves as a result of the favorable resolutions of an exposure from a previous disposition and a dispute with a foreign taxing authority.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Depreciation and Amortization	$120	$123	$(3)	(2.4)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2016, compared to the corresponding period of 2015, was primarily due to decreased depreciation expense related to sold hotels, partially offset by additional depreciation related to information technology capital expenditures in 2015 and 2016.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Operating Income	$293	$276	$17	6.2%

The increase in operating income for the six months ended June 30, 2016, compared to the corresponding period of 2015, was primarily due to a $34 million increase in management fees, franchise fees and other income, a decrease in selling, general, administrative and other expenses of $11 million and a decrease in depreciation and amortization expense of $3 million, partially offset by a $23 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels and an unfavorable variance in restructuring and other special charges (credits), net of $11 million.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Equity Earnings and Gains from Unconsolidated Ventures, Net	$20	$26	$(6)	(23.1)%

Equity earnings and gains from unconsolidated joint ventures, net decreased $6 million for the six months ended June 30, 2016, compared to the corresponding period in 2015, primarily due to a $4 million gain on the sale of a joint venture hotel during the six months ended June 30, 2015.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Net Interest Expense	$45	$54	$(9)	(16.7)%

Net interest expense decreased $9 million for the six months ended June 30, 2016, compared to the same period of 2015, primarily due to a decrease in our senior notes debt balance as $294 million matured and were repaid in late 2015.

Our weighted average interest rate was approximately 3.53% at June 30, 2016 compared to 4.88% at June 30, 2015.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Gain (Loss) on Asset Dispositions and Impairments, Net	$(112)	$14	$(126)	n/m

During the six months ended June 30, 2016, we recorded a net loss of $112 million, primarily related to the recognition of a $202 million cumulative translation adjustment loss due to the substantial liquidation of our investments in certain foreign entities, following the sale of our two remaining wholly-owned hotels in Italy, which was partially offset by a pre-tax gain of $112 million on the underlying net assets of the foreign hotels, resulting in an overall net loss on the sale (see Note 5) and a $23 million impairment charge recorded upon classifying our leasehold interest in a foreign hotel as assets held for sale (see Note 6).

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

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Income Tax Expense	$118	$69	$49	71.0%

The increase in income tax expense for the six months ended June 30, 2016, compared to the same period in 2015, was primarily due to additional tax expense of $30 million related to the tax effects from the sale of foreign hotels in 2016 and a $15 million increase due to higher operating income and a higher overall effective tax rate in the six months ended June 30, 2016.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Discontinued Operations: Income from Operations, net of tax	$35	$53	$(18)	(34.0)%

On May 11, 2016, we completed the spin-off of our former vacation ownership business and five hotels that will be converted to vacation ownership properties through a Reverse Morris Trust transaction with ILG. As a result, the operations of the vacation ownership business and the five hotels sold or otherwise conveyed to ILG through the date of the transaction were reclassified to discontinued operations for all periods presented. Please see Note 4, Discontinued Operations, of the Notes to our Financial Statements for additional information.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
	(in millions)
Discontinued Operations: Loss on Dispositions, net of tax	$(246)	$(11)	$(235)	n/m

The loss on dispositions from discontinued operations for the six months ended June 30, 2016, primarily included a non-cash pre-tax impairment charge of $214 million, as the net assets of the vacation ownership business and the five hotels that were spun-off exceeded the fair value of the consideration received in the Reverse Morris Trust transaction and $37 million in transaction costs related to the spin-off, partially offset by a $5 million tax benefit. The loss on dispositions from discontinued operations for the six months ended June 30, 2015 includes $17 million in transaction costs, partially offset by a $6 million tax benefit. Please see Note 4, Discontinued Operations, of the Notes to our Financial Statements for additional information.

Segment Results

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Systemwide Hotels for the six months ended June 30, 2016 and 2015. Same-Store Systemwide Hotels represent results for same-store owned, leased, managed and franchised hotels.

	Six Months Ended
	June 30,
	2016	2015	Variance
Worldwide (1,089 hotels with approximately 310,700 rooms)
REVPAR(1)	$118.35	$118.69	(0.3)%
ADR	$169.41	$172.43	(1.8)%
Occupancy	69.9%	68.8%	1.1
Americas (612 hotels with approximately 172,300 rooms)
REVPAR(1)	$131.36	$129.21	1.7%
ADR	$177.82	$176.71	0.6%
Occupancy	73.9%	73.1%	0.8
EAME (207 hotels with approximately 52,700 rooms)
REVPAR(1)	$121.99	$127.37	(4.2)%
ADR	$189.52	$194.36	(2.5)%
Occupancy	64.4%	65.5%	(1.1)
Asia Pacific (270 hotels with approximately 85,700 rooms)
REVPAR(1)	$89.93	$92.24	(2.5)%
ADR	$138.09	$148.22	(6.8)%
Occupancy	65.1%	62.2%	2.9

The following table summarizes REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the six months ended June 30, 2016 and 2015. The results for the six months ended June 30, 2016 and 2015, represent results for 23 owned, leased and consolidated joint venture hotels (excluding seven hotels sold and one hotel undergoing a significant repositioning).

	Six Months Ended
	June 30,
	2016	2015	Variance
Worldwide (23 hotels with approximately 9,600 rooms)
REVPAR(1)	$176.43	$172.11	2.5%
ADR	$236.69	$230.10	2.9%
Occupancy	74.5%	74.8%	(0.3)
Americas (13 hotels with approximately 7,500 rooms)
REVPAR(1)	$163.81	$161.30	1.6%
ADR	$223.03	$219.13	1.8%
Occupancy	73.4%	73.6%	(0.2)
EAME (7 hotels with approximately 1,400 rooms)
REVPAR(1)	$260.90	$246.65	5.8%
ADR	$322.96	$308.27	4.8%
Occupancy	80.8%	80.0%	0.8
Asia Pacific (3 hotels with approximately 700 rooms)
REVPAR(1)	$146.51	$142.02	3.2%
ADR	$197.92	$183.77	7.7%
Occupancy	74.0%	77.3%	(3.3)

(1)

REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

The following tables summarize segment revenues and segment earnings for the six months ended June 30, 2016 and 2015.

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
Segment Revenues	(in millions)
Americas	$655	$703	$(48)	(6.8)%
EAME	200	231	(31)	(13.4)%
Asia Pacific	137	132	5	3.8%
Total segment revenues	$992	$1,066	$(74)	(6.9)%

	Six Months	Six Months	Increase /	Percentage
	Ended	Ended	(decrease)	change
	June 30,	June 30,	from prior	from prior
	2016	2015	year	year
Segment Earnings	(in millions)
Americas	$331	$335	$(4)	(1.2)%
EAME	81	80	1	1.3%
Asia Pacific	90	90	—	—
Total segment revenues	$502	$505	$(3)	(0.6)%

The Americas

Segment revenues decreased $48 million in the six months ended June 30, 2016, compared to the corresponding period in 2015. The decrease in revenues was primarily related to a $69 million decrease in revenues from our owned, leased and consolidated joint venture hotels, partially offset by a $24 million increase in management fees, franchise fees and other income.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from two owned hotels that were sold in 2015. These sold hotels had no revenues for the six months ended June 30, 2016 compared to $75 million for the corresponding period in 2015. This decrease was partially offset by an increase in Same-Store Owned Hotel revenues of $5 million due to an increase in REVPAR of 1.6% to $163.81 for the six months ended June 30, 2016, compared to the corresponding period in 2015.

The increase in management fees, franchise fees and other income for the six months ended June 30, 2016, compared to the same period in 2015, was due to fees from the net addition of 41 managed and franchised hotels since June 30, 2015 and a 1.7% increase in Same-Store Systemwide REVPAR compared to the same period in 2015.

Segment earnings decreased $4 million in the six months ended June 30, 2016, compared to the corresponding period in 2015, primarily due to a $16 million decrease in operations (revenues less expenses) related to our owned, leased and consolidated joint venture hotels, a $7 million increase in divisional overhead expenses and a $5 million decrease in unconsolidated joint venture earnings primarily due to a $4 million gain on the sale of a joint venture hotel during the six months ended June 30, 2015, partially offset by the increase in management fees, franchise fees and other income discussed above.

EAME

Segment revenues decreased $31 million in the six months ended June 30, 2016, compared to the corresponding period in 2015. The decrease in revenues was primarily related to a $27 million decrease in revenues from our owned, leased and consolidated joint venture hotels and a $6 million decrease in management fees, franchise fees and other income.

The decrease in revenues from our owned, leased and consolidated joint venture hotels was primarily due to lost revenues from five owned hotels that were sold during 2016 and 2015. These sold hotels had revenues of $20 million for the six months ended June 30, 2016 compared to $52 million for the corresponding period in 2015. This decrease was partially offset by an increase in Same-Store Owned Hotel revenues of $5 million due to an increase in REVPAR of 5.8% to $260.90 for the six months ended June 30, 2016, compared to the corresponding period in 2015.

Management fees, franchise fees and other income decreased $6 million in the six months ended June 30, 2016, compared to the corresponding period in 2015. Fees from the net addition of 15 managed or franchised hotels since June 30, 2015 were more than offset by a decrease in Same-Store Systemwide REVPAR of 4.2% to $121.99 for the six months ended June 30, 2016, compared to the corresponding period in 2015. REVPAR throughout EAME was negatively affected by lower demand due to the shift of Ramadan to earlier in June this year and by the unfavorable impact of foreign exchange rates during the six months ended June 30, 2016, compared to the corresponding period in 2015.

Segment earnings increased $1 million in the six months ended June 30, 2016, compared to the corresponding period in 2015, primarily due to a reduction in divisional overhead which includes the favorable resolution from amending an agreement associated with two hotels in Greece and as a result of that amendment, we no longer expect to fund a previously reserved performance guarantee, partially offset by the decrease in management fees, franchise fees and other income discussed above.

Asia Pacific

Segment revenues increased $5 million in the six months ended June 30, 2016, compared to the corresponding period in 2015, primarily due to a $3 million increase in management fees, franchise fees and other income.

The increase in management fees, franchise fees and other income for the six months ended June 30, 2016, compared to the same period of 2015 was primarily due to fees from the net addition of 28 managed or franchised hotels since June 30, 2015, partially offset by a decrease in Same-Store Systemwide REVPAR of 2.5% to $89.93 for the six months ended June 30, 2016, compared to the corresponding period in 2015. REVPAR throughout Asia Pacific was negatively affected by the unfavorable impact of foreign exchange rates during the six months ended June 30, 2016, compared to the corresponding period in 2015.

Segment earnings remained flat for the six months ended June 30, 2016, compared to the corresponding period in 2015, primarily due to the increase in management fees, franchise fees and other income discussed above, offset by a $3 million increase in divisional overhead.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Cash from operating activities was $210 million for the six months ended June 30, 2016, compared to $360 million for the six months ended June 30, 2015. We generate cash flows from operations primarily from management and franchise revenues and operating income from our owned hotels and resorts. Other sources of cash are distributions from joint ventures and interest income. We use cash principally to fund our operating expenses, dividend payments, share repurchases, interest payments on debt, capital expenditures, and property and income taxes. We believe that our cash from operations and our existing borrowing availability together with capacity for additional borrowings will be adequate to meet all funding requirements for our operating expenses, dividend payments, share repurchases, principal and interest payments on debt, capital expenditures, and property and income taxes.

The ratio of our current assets to current liabilities was 1.19 and 1.03 as of June 30, 2016 and December 31, 2015, respectively. Consistent with industry practice, we sweep the majority of the cash at our owned hotels, in the same jurisdictions, on a daily basis and fund payables as needed through cash on hand, by drawing down on our existing revolving credit facility or issuing commercial paper.

Cash From Investing Activities

Gross capital spending during the six months ended June 30, 2016 was as follows (in millions):

Maintenance Capital Expenditures (1):
Owned, leased and consolidated joint venture hotels	$24
Corporate and information technology	25
Subtotal	49
Net Capital Expenditures for Vacation Ownership Inventory (2):	48
Development Capital	78
Total Capital Expenditures	$175

(1)	Maintenance capital expenditures include renovations, asset replacements and improvements that extend the useful life of the asset.
(2)	Represents gross inventory capital expenditures related to the vacation ownership business from January 1, 2016 to May 11, 2016 of $78 million less cost of sales of $30 million.

Gross capital spending during the six months ended June 30, 2016 included approximately $49 million of maintenance capital and $78 million of development capital. Our capital expenditure program includes both offensive and defensive capital. Defensive spending is related to maintenance and renovations that we believe are necessary to remain competitive in the markets in which we operate. Other than capital to address fire and life safety issues, we consider defensive capital to be discretionary, although reductions to this capital program could result in decreases to our cash flow from operations, as hotels in certain markets could become less desirable. Offensive capital expenditures, which primarily relate to new projects that we expect will generate a return, are also considered discretionary.

In the six months ended June 30, 2016 we received approximately $98 million in net consideration for the sale of certain assets and liabilities in connection with the spin-off of our vacation ownership business and five hotels to be converted to vacation ownership properties.

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

We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, capital improvements, technology spend and other core and ancillary business acquisitions and investments and provide for general corporate purposes (including dividend payments and share repurchases) from cash on hand, net proceeds from asset dispositions, and cash generated from operations.

We periodically review our business to identify assets that we believe either are non-core, no longer complement our business, or could be sold at significant premiums. As part of our asset-light strategy, we are focused on reducing our investment in owned real estate, enhancing our real estate returns and monetizing investments.

Since 2006 and through June 30, 2016, we have sold 94 hotels realizing cash proceeds of approximately $8.1 billion in numerous transactions. To date, where we have sold hotels, we typically have not provided significant seller financing or other financial assistance to buyers. There can be no assurance, however, that we will be able to complete future dispositions on commercially reasonable terms or at all.

Cash From (Used for) Financing Activities

In the second quarter of 2016, we declared and paid a quarterly dividend of approximately $63 million, or $0.375 per share. For the six months ended June 30, 2016, we declared and paid dividends of approximately $126 million, or 0.75 per share. During the six months ended June 30, 2016, we did not repurchase any common shares. As of June 30, 2016, $458 million remained available under the share repurchase authorization approved by our Board of Directors.

The following is a summary of our debt portfolio (excluding capital leases) as of June 30, 2016:

		Weighted
	Amount	Average	Weighted
	Outstanding at	Interest Rate at	Average
	June 30,	June 30,	Remaining
	2016 (a)	2016	Term
	(in millions)		(In years)
Floating Rate Debt
Revolving Credit	$—	—	3.7
Commercial Paper	652	0.75%	3.7
Mortgages and Other	31	3.65%	0.5
Interest Rate Swaps	250	5.50%	2.5
Total/Average	$933	2.15%	3.2
Fixed Rate Debt
Senior Notes	$1,566	4.91%	7.8
Mortgages and Other	7	2.26%	9.0
Interest Rate Swaps	(250)	6.91%	2.5
Total/Average	$1,323	4.51%	8.8
Total Debt
Total Debt and Weighted Average Terms	$2,256	3.53%	6.5

(a)	Excludes approximately $183 million of our share of unconsolidated joint venture debt and $158 million of capital lease obligations, all of which is non-recourse.

Our Revolving Credit Facility (the Facility) is used to fund general corporate cash needs. As of June 30, 2016, we have availability of approximately $1.10 billion under the Facility. The Facility allows for multi-currency borrowing and, when drawn upon, has an applicable margin, inclusive of the commitment fee, of 1.2% plus the applicable currency LIBOR rate.

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

The following is a summary of our debt less cash as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(in millions)
Gross Debt	$2,414	$2,176
less: cash (including restricted cash of $19 million in 2016 and $18 million in 2015)	(1,594)	(1,041)
Total Net Debt	$820	$1,135

Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under the Facility, issuance of Commercial Paper and potential additional borrowings will be adequate to meet anticipated requirements for dividend payments, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments and share repurchases for the foreseeable future. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due or on favorable terms. In addition, there can be no assurance that in our continuing business we will generate cash flow at or above historical levels, that currently anticipated results will be achieved or that we will be able to complete dispositions on commercially reasonable terms or at all. As of June 30, 2016, approximately $1,560 million, included in our cash balance above, resided in foreign countries. The offshore cash, if repatriated, may or may not be subject to additional income taxes in various tax jurisdictions including the U.S. The quantification of such taxes is not practicable at this time.

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

We had the following commercial commitments outstanding as of June 30, 2016 (in millions):

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$77	$74	$—	$—	$3

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

We enter into forward contracts to manage foreign exchange risk in forecasted transactions based in foreign currencies and to manage foreign currency exchange risk on intercompany loans that are not deemed long-term investment nature. We enter into interest rate swap agreements to manage interest expense. We also enter into net investment agreements to manage foreign exchange risk on non-U.S. operations (see Note 10).

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are, or may become, subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2016, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
101

The following materials from Starwood Hotels & Resorts Worldwide, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) notes to the consolidated financial statements.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ Thomas B. Mangas
Thomas B. Mangas Chief Executive Officer

By:	/s/ Alan M. Schnaid
Alan M. Schnaid Chief Financial Officer

Date: July 28, 2016